Form 10-K
period 1993-12-31
NL INDUSTRIES INC
filed 1994-03-02
CIK 72162

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {Fee Required} - For the fiscal year ended December 31, 1993
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 1-640


                              NL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          New Jersey                                            13-5267260
- -------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


3000 North Sam Houston Parkway East, Houston, Texas               77032
- ---------------------------------------------------        -------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:           (713) 987-5000
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
          Title of each class                      which registered
          -------------------                  ------------------------
Common stock ($.125 par value)                 New York Stock Exchange
                                               Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                   None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of February 28, 1994, 50,889,943 shares of common stock were outstanding. The aggregate market value of the 17,037,953 shares of voting stock held by nonaffiliates as of such date approximated $151 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its operations through its principal wholly-owned subsidiaries, Kronos, Inc. and Rheox, Inc. At December 31, 1993, Valhi, Inc. held approximately 49% of NL's outstanding stock and Tremont Corporation, a 48%-owned affiliate of Valhi, held an additional 18% of NL's outstanding common stock. Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. All of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and a director of Tremont, may be deemed to control each of such companies. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company".

       Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of the worldwide market. Approximately one-half of Kronos' 1993 sales volume was in Europe, where Kronos is the second largest producer of TiO2. Kronos accounted for 87% of the Company's sales and 58% of its operating income in 1993. Rheox is the world's largest producer of rheological additives for solvent-based systems, supplying an estimated 40% of the worldwide market.

KRONOS

  INDUSTRY

       Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

       Demand, supply and pricing of TiO2 have historically been cyclical and the last cyclical peak for TiO2 prices occurred in early 1990. While prices for TiO2 are currently depressed, the Company believes that the TiO2 industry has significant long-term potential. However, the Company expects that the TiO2 industry will continue to operate at lower capacity utilization levels over the next few years relative to the high utilization levels prevalent during the late 1980s, primarily because of the slow recovery from the worldwide recession and the impact of capacity additions since the late 1980s. The economic recovery has been particularly slow in Europe where a significant portion of the Company's TiO2 manufacturing facilities are located. Kronos has an estimated 17% share of European TiO2 sales and an estimated 9% share of U.S. TiO2 sales. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest geographic markets for TiO2 consumption. However, if the economies in Eastern Europe, the Far East and China continue to develop, a significant market for TiO2 could emerge in those countries and Kronos believes that it is well positioned to participate in the Eastern European market.

  PRODUCTS AND OPERATIONS

       The Company believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher cost TiO2. The use of extenders has not significantly affected TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. The Company believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

       Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include international paint, paper and plastics manufacturers.

       Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 5,000 customers with the majority of sales in Europe, the United States and Canada.

       Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company formed in 1989 to manage and coordinate the Company's manufacturing operations in Germany, Canada, Belgium and Norway and its sales and marketing activities in over 100 countries worldwide. The Company believes that KII's structure allows it to capitalize on expertise and technology developed in Germany over a 60-year period.

       Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, one-half of Kronos' 1993 TiO2 sales were to Europe, with 38% to North America and the balance to export markets.

       Kronos is also engaged in the mining and sale of ilmenite ores (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater and in the manufacture of iron pigments.

  MANUFACTURING PROCESS AND RAW MATERIALS

       TiO2 is manufactured by Kronos using either the chloride or sulfate pigment production process. Although most end-use applications can use pigments produced by either process, chloride process pigments are generally preferred in certain segments of the coatings and plastics applications, and sulfate process pigments are generally preferred for paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments. Approximately two-thirds of Kronos' current production capacity is based on an efficient chloride process technology.

       Kronos produced approximately 352,000 metric tons of TiO2 in 1993, compared to approximately 358,000 metric tons in 1992 and 293,000 metric tons in 1991. The increase in production during 1992 was primarily at Kronos' chloride process plants, including the plant in Lake Charles, Louisiana. Kronos achieved record production levels of chloride process pigments in 1992 through improved operational efficiencies. In response to weakened demand, production rates were reduced in late 1992 and during 1993 in order to reduce inventory levels. Kronos believes its annual attainable production capacity is approximately 380,000 metric tons, including its one- half interest in the Louisiana plant.

        The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and rutile. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa), approximately 50% of which is owned by Q.I.T. Fer et Titane Inc. ("QIT"), an indirect subsidiary of RTZ Corp. Natural rutile ore is purchased from a number of sources.

        The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process pigments, Kronos operates a rock ilmenite mine near Hauge i Dalane, Norway, which provided all of Kronos' feedstock for its European sulfate process pigment plants in 1993. Kronos' mine is also a commercial source of rock ilmenite for other sulfate process producers in Europe supplying, the Company believes, nearly 40% of the European demand, including the Company, for sulfate feedstock. Additionally, Kronos purchases sulfate grade slag under contracts negotiated annually with QIT and Tinfos Titanium and Iron K/S.

        Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate in the near term; however, tightening supplies for the chloride process may be encountered in the late 1990s. Kronos does not anticipate experiencing any interruptions of its raw material supplies.

  TIO2 MANUFACTURING JOINT VENTURE

        In October 1993, Kronos formed a manufacturing joint venture with Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"). The joint venture, which is equally owned by subsidiaries of Kronos and Tioxide (the "Partners"), owns and operates the Louisiana chloride process TiO2 plant formerly owned by Kronos. Under the terms of the joint venture and related agreements, Kronos contributed the plant to the joint venture, Tioxide paid an aggregate of approximately $205 million, including its tranche of the joint venture debt, and Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Of the total consideration paid by Tioxide, $30 million was attributable to the exchange of technologies and is being reported as a component of operating income ratably over three years beginning in October 1993. Production from the plant is being shared equally by Kronos and Tioxide pursuant to separate offtake agreements. The formation of the manufacturing joint venture resulted in a 12% decrease in Kronos' total TiO2 production capacity; however, Kronos' remaining capacity is 10% higher than 1993 sales volume, and is believed to be sufficient to provide Kronos with the capability to meet current market requirements and continue its worldwide presence in future years.

       A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the day- to-day operations of the joint venture acting under the direction of the supervisory committee.

       Upon formation, the joint venture obtained $216 million in new financing consisting of two equal tranches, one attributable to each Partner, which is serviced through the purchase of the plant's TiO2 output in equal quantities by the Partners. The Partners are each required to make capital contributions to the joint venture to pay principal on their respective portion of the joint venture indebtedness. Kronos' pro rata share of the joint venture debt is reflected as outstanding indebtedness of the Company because Kronos has guaranteed the purchase obligation relative to the debt service of its tranche.

       The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's operating expenses (fixed and variable costs of production and interest expense). Kronos' share of the fixed and variable production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense is reported as a component of interest expense.

  COMPETITION

       The TiO2 industry is highly competitive. During the late 1980s worldwide demand approximated available supply and the major producers, including Kronos, were operating at or near available capacity. In the past few years, supply has exceeded demand, in part due to new chloride process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, have had a negative impact since prices peaked in early 1990. Worldwide capacity additions in the TiO2 market are slow to develop because of the significant capital expenditures and substantial lead time (typically three to five years in the Company's experience) for, among other things, planning, obtaining environmental approvals and construction.

       Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. Kronos has an estimated worldwide TiO2 market share of 11%, and believes that it is the leading marketer of TiO2 in a number of countries, including Germany and Canada.

       Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Imperial Chemical Industries PLC (Tioxide); Hanson PLC (SCM Chemicals); Kemira Oy; Bayer AG; and Ishihara Sangyo Kaisha, Ltd.. These six competitors have estimated individual worldwide market shares ranging from 5% to 21%, and an estimated aggregate 65% share. DuPont has over one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

       Kronos has substantially completed a major environmental protection and improvement program commenced in the early 1980s to replace or modify its

European TiO2 production facilities for compliance with various environmental laws by their respective effective dates. All of Kronos' European plants now use either the low-waste yielding chloride process, or the sulfate process with reprocessing or neutralization of waste acid. Kronos has commenced construction of a $25 million waste acid neutralization facility for its Canadian sulfate process TiO2 plant, which is expected to be completed in mid-1994. Although these upgrades increased operating costs, they are expected to reduce future capital expenditures that Kronos would otherwise need to incur as environmental standards are increased. The Company believes that certain competitors have not upgraded their facilities and are expected to do so in the future or be forced to curtail production due to lack of environmental compliance. See "Regulatory and Environmental Matters".

RHEOX

  PRODUCTS AND OPERATIONS

       Rheological additives control the flow and leveling characteristics for a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox is the world's largest producer of rheological additives for solvent-based systems, supplying, the Company believes, approximately 40% of the worldwide market, and is also a supplier of rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for approximately 90% of Rheox's sales in 1993, with the remainder being principally rheological additives for water-based systems. Rheox introduced a number of new products during the past three years, many of which are for water-based systems, which currently represent a larger portion of the market than solvent-based systems and which the Company believes, in the long term, will account for an increasing portion of the market. Rheox also focused on product development for environmental applications with new products introduced for de-inking recycled paper and soil stabilization at contaminated sites.

       Sales of rheological additives generally follow overall economic growth in Rheox's principal markets and are influenced by the volume of shipments of the worldwide coatings industry. Since Rheox's rheological additives are also used in industrial coatings, plant and equipment spending also has an influence on demand for this product line.

  MANUFACTURING PROCESS AND RAW MATERIALS

       The primary raw materials utilized in the production of rheological additives are bentonite clays, hectorite clays, quaternary amines, polyethylene waxes and castor oil derivatives. Bentonite clays are currently purchased under a three-year contract, renewable through 2004, with a subsidiary of Dresser Industries, Inc. ("Dresser"), which has significant bentonite reserves in Wyoming. This contract assures Rheox the right to purchase its anticipated requirements of bentonite clays for the foreseeable future and Dresser's reserves are believed to be sufficient for such purpose. Hectorite clays are mined from Company-owned reserves in Newberry Springs, California, which the Company believes are adequate to supply its needs for the foreseeable future. The Newberry Springs ore body contains the largest known commercial deposit of hectorite clays in the world. Quaternary amines are purchased primarily from a joint venture company 50%-owned by Rheox and are also generally available on the open market from a number of suppliers. Castor oil-based rheological additives are purchased from sources in the United States and abroad. Rheox has a supply contract with a manufacturer of these products which may not be terminated without 180 days notice by either party.

  COMPETITION

       Competition in the specialty chemicals industry is generally concentrated in the areas of product uniqueness, quality and availability, technical service, knowledge of end-use applications and price. Rheox's principal competitors for rheological additives for solvent-based systems are Laporte PLC, Sud-Chemie AG and Akzo NV. Rheox's principal competitors for water-based systems are Rohm and Haas Company, Hercules Incorporated, The Dow Chemical Company and Union Carbide Corporation.

RESEARCH AND DEVELOPMENT

       The Company's annual expenditures for research and development and technical support programs have averaged approximately $10 million annually during the past three years with Kronos accounting for approximately three-quarters of the annual total. Research and development activities related to TiO2 are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the United States and are directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

PATENTS AND TRADEMARKS

       Patents held for products and production processes are believed to be important to the Company and contribute to the continuing business activities of Kronos and Rheox. The Company continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. In connection with the formation of the manufacturing joint venture with Tioxide, Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Use by each recipient of the other's technology in Europe is restricted until October 1996. See "Kronos - TiO2 manufacturing joint venture".

       The Company's major trademarks, including Kronos, Titanox and Rheox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

FOREIGN OPERATIONS

       The Company's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada, and approximately one-third of Rheox's sales in the past three years have been attributable to European production. Approximately three-quarters of the Company's 1993 consolidated sales were attributable to non-U.S. customers, including 12% attributable to customers in areas other than Europe and Canada. See Note 3 to the Consolidated Financial Statements.

       Political and economic uncertainties in certain of the countries in which the Company operates may expose it to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. NL's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and Environmental Matters".

CUSTOMER BASE AND SEASONALITY

       The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters. Sales of rheological additives are influenced by the worldwide industrial protective coatings industry, where second calendar quarter sales are generally the strongest.

EMPLOYEES

       As of December 31, 1993, the Company employed approximately 3,200 persons, excluding the joint venture employees, with approximately 400 employees in the United States and approximately 2,800 at sites outside the United States. Hourly employees in production facilities worldwide are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

REGULATORY AND ENVIRONMENTAL MATTERS

       Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to achieve compliance with applicable environmental laws and regulations at all its facilities and to strive to improve environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances.

       The Company's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. The Company believes that all of its U.S. plants and the Louisiana plant owned and operated by the joint venture are in substantial compliance with applicable requirements of these laws. From time to time, the Company's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

       The Company's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. The Company believes all its European plants are in substantial compliance with applicable environmental laws.

       While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany, Belgium and the United Kingdom, members of the EU, follow the initiatives of the EU. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes Kronos is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities. The Company believes Rheox is in substantial compliance with the environmental regulations in Germany and the United Kingdom.

       In order to reduce sulfur dioxide emissions into the atmosphere, Kronos is installing off-gas desulfurization systems at its German plants at an estimated cost of $24 million. The manufacturing joint venture is installing an off-gas desulfurization system at the Louisiana plant at an estimated cost of $15 million. The German systems are scheduled to be completed in 1996 and the Louisiana system is scheduled for completion in 1995.

       Kronos' ilmenite mine near Hauge i Dalane had a permit for the offshore disposal of tailings through February 1994. In February 1994, Kronos completed the $15 million onshore disposal system to replace the offshore disposal of tailings. Onshore disposal will result in a modest increase in the mine's operating costs.

       The Quebec provincial government is an environmental regulatory body with authority over Kronos' Canadian TiO2 production facilities in Varennes, Quebec, which currently consist of plants utilizing both the chloride and sulfate process technologies. The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its Canadian sulfate process TiO2 plant into the St. Lawrence River until June 1994, at which time Kronos' new $25 million waste acid neutralization facility is expected to be completed. In January 1993, the Quebec provincial government granted a permit to Kronos to construct the facility and established the future permit parameters, which Kronos will be required to meet upon completion of the facility.

       Notwithstanding the above-described agreement, in March 1993 Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate process TiO2 production facility. The penalty for these violations, if proven, could be up to Canadian $15 million. Additional charges, if brought, could involve additional penalties. The Company has moved to dismiss the case on constitutional grounds. The Company believes that this charge is inconsistent with the extension granted by provincial authorities, referred to above.

       The Company's future capital expenditures related to its ongoing environmental protection and improvement program are currently expected to be approximately $75 million, including $30 million in 1994.

       The Company has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws, in approximately 80 governmental enforcement and private actions associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company, many of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. See Item 3 - "Legal Proceedings".

ITEM 2.  PROPERTIES

       Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway), a facility in Varennes, Quebec, Canada and through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana which commenced production in 1992. Prior to October 1993, Kronos owned all of the Louisiana plant.

       Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement, which expired in 1991 and to which an extension through 2011 has been agreed in principle, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Kronos and the lessor are continuing discussions regarding a definitive agreement for the extension of the supplies and services agreement. Both the lease and the supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

       All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession through 2007 to operate its ilmenite mine in Norway.

       Specialty chemicals are produced by Rheox at facilities in Charleston, West Virginia; Newberry Springs, California; St. Louis, Missouri; Livingston, Scotland and Nordenham, Germany. All of such production facilities are owned.

ITEM 3.  LEGAL PROCEEDINGS

  LEAD PIGMENT LITIGATION

       The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. The Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. The Company is vigorously defending such litigation. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. One such bill that would subject lead pigment manufacturers to civil liability for damages caused by lead- based paint on the basis of market share, and extends certain statutes of limitations, passed the Massachusetts House of Representatives in 1993. The same bill has been reintroduced in the Massachusetts legislature in 1994. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that the Company will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit. Any liability that may result is not reasonably capable of estimation.

       In 1987, an action was filed against the Company and other defendants for injuries allegedly caused by lead pigment purportedly supplied by the defendants (Spriggs v. Sherwin-Williams, et al., No. LE3121-5-87 Housing Court of Massachusetts, Hampden County). The complaint sought compensatory and punitive damages for alleged negligent product design, failure to warn, breach of warranty, and concert of action from the Company, other alleged manufacturers of lead pigment (together with the Company, the "pigment manufacturers") and the Lead Industries Association (the "LIA"). In November 1993, a stipulation of dismissal with prejudice was filed with the court.

       In July 1992, the Company was served with a complaint entitled Boston Housing Authority v. Sherwin-Williams Company, C.A. No. 92-10624- Y, United States District Court for the District of Massachusetts. The complaint asserted a claim for contribution from the Company, other pigment manufacturers and the LIA based on their alleged negligence in product design, manufacture and distribution; negligent failure to warn; breach of warranty; aiding and abetting; and conspiracy. The plaintiff sought contribution to its $1.45 million cost of settling a claim by an individual who was allegedly injured by exposure to lead pigment in the period from 1973 to 1977. In November 1993, the parties filed a stipulation of dismissal with prejudice with the court.

       In November and December 1990, the Company and others were served with third-party complaints in actions entitled Coren, et al. v. Cardozo v. Sherwin-Williams, et al. (No. 29101) and Pacheco, et al. v. Ortiz v. The Sherwin-Williams Company, et al. (No. 90-3067-B) in the Housing Court of Massachusetts, Suffolk County. The third-party complaints against the pigment manufacturers and the LIA contain allegations similar to those in the Spriggs action and also seek contribution and indemnification for any relief awarded to plaintiffs. In Coren, the third-party defendants removed the case to federal court. In 1992, the federal court dismissed the direct claims and remanded the indemnification and contribution claims to the housing court. Thereafter, the housing court granted the third-party defendants' motion to stay discovery, pending trial on the main action. The Company has answered the third-party complaint, denying all allegations of wrongdoing. In Pacheco, plaintiffs settled with the defendant landlords for less than $100,000. The third-party claims are in discovery. Third-party plaintiffs have proposed a stay of this matter pending the outcome of the appeal in another personal injury action, which was thereafter resolved in the Company's favor.

       In October 1991, the Company and others were served with a third-party complaint by the owner of the plaintiff's apartment in an action entitled Barros v. Pires v. Sherwin-Williams Co., et al., (Civ. No. 01011), in the Housing Court of Massachusetts, Suffolk County. The third party complaint against the pigment manufacturers and the LIA alleges negligent product design, negligent failure to warn, breach of warranty, aiding and abetting, and concert of action, and also seeks contribution and indemnification for any relief awarded to plaintiff for damages allegedly suffered due to exposure to lead-based paint. In May 1992, the court granted the third-party defendants' motion to dismiss. In June 1992, the third-party plaintiffs moved for reconsideration or for reversal of the dismissal.

       In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against the pigment manufacturers and the LIA in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions are pending in the Civil District Court for the Parish of Orleans, State of Louisiana. Subsequently, HANO agreed to dismiss all such complaints and to consolidate them for purposes of appeal. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other eight cases also included in the appeal, the court of appeals reversed the lower court decision dismissing the cases due to inadequate pleading of facts. These eight cases have been remanded to the district court for further proceedings. Discovery is proceeding.

       In December 1991, the Company received a copy of a complaint filed in the Civil District Court for the Parish of Orleans seeking indemnification and/or contribution against the Company and eight other defendants for approximately $4.5 million in settlements paid to Housing Authority residents (Housing Authority of New Orleans v. Hoechst Celanese Corp., et al., No. 91-28067). These claims appear to be based upon the same theories which HANO had previously filed. The Company has not been served.

       In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. The Company has answered the remaining portions of the complaint denying all allegations of wrongdoing, and the case is in discovery. In December 1992, plaintiffs filed a motion to stay the claims of the City of New York and the New York City Health and Hospitals Corporation pending resolution of the Housing Authority's claim. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution, conspiracy and concert of action claims. In August 1993, the defendants' motion for leave to appeal was denied. Discovery is proceeding.


       In March 1992, the Company was served with a complaint in Skipworth v.

Sherwin-Williams Co., et al. (No. 92-3069), Court of Common Pleas, Philadelphia County. Plaintiffs are a minor and her legal guardians seeking damages from lead paint and pigment producers, the LIA, the PHA and the owners of the plaintiffs' premises for bodily injuries allegedly suffered by the minor from lead-based paint. Plaintiffs' counsel asserted that approximately 200 similar complaints would be served shortly, but no such complaints have yet been served. Defendants moved to dismiss various claims, but the court dismissed only the claim for loss of consortium. Defendants answered the complaint denying allegations of wrongdoing. The case is in discovery.

       In August 1992, the Company was named as a defendant and served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, the Company and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In September 1993, the plaintiffs appealed.

       In November 1993, the Company was served with a complaint in Brenner, et al. v. American Cyanamid, et al., Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, the Company answered the complaint, denying liability.

       The Company believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

       The Company has filed declaratory judgment actions against various insurance carriers seeking costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS). In May 1990, the Company filed an action in the United States District Court for the District of New Jersey against Commercial Union Insurance Company ("Commercial Union") seeking to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in the Company's favor. In July 1991, the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the Company's reasonable defense costs for such cases. In June 1992, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in the Company's favor. In August 1993, the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. The court has not made any rulings on defense costs or indemnity coverage with respect to the Company's pending environmental litigation or on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. The Company has not included amounts in any accruals in anticipation of insurance coverage for lead pigment or environmental litigation.

  ENVIRONMENTAL MATTERS AND LITIGATION

       The Company has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 80 governmental and private actions associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, many of which are on the U.S. Environmental Protection Agency's ("U.S. EPA") Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition to the matters noted above, certain current and former facilities of the Company, including several divested secondary lead smelter and former mining locations, are the subject of environmental investigations or litigation arising out of industrial waste disposal practices and mining activities.

       The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1993, the Company had accrued $70 million in respect of those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to the Company. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $105 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

       The Company has been identified as a PRP by the U.S. EPA because of its former ownership of three secondary lead smelters (battery recycling plants) in Pedricktown, New Jersey; Granite City, Illinois; and Portland, Oregon. In all three matters, the Company voluntarily entered into administrative consent orders with the U.S. EPA requiring the performance of a RIFS, a study with the objective of identifying the nature and extent of the hazards, if any, posed by the sites, and selecting a remedial action, if necessary.

        At Pedricktown, the U.S. EPA divided the site into two operable units. Operable unit one covers contaminated ground water, surface water, soils and stream sediments. The Company submitted the final RIFS for operable unit one to the U.S. EPA in May 1993. In July 1993, the U.S. EPA issued the proposed remediation plan for operable unit one, which the U.S. EPA estimates will cost approximately $24.5 million. In addition, the U.S. EPA proposed that a removal action be performed on the soils and sediments of a stream at the site, estimated to cost approximately $1.3 million. The U.S. EPA has not yet issued the record of decision. The U.S. EPA issued a Unilateral Administrative Order (Index No. II-CERCLA 20205) with respect to operable unit two in March 1992 to the Company and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. The Company has agreed to pay approximately 50% of the operable unit two costs, up to $2.5 million.

        At Granite City, the RIFS is complete, and the U.S. EPA selected a remedy estimated to cost approximately $28 million. In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City smelter. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. The Company and the other parties did not comply with the order believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and not in accordance with law. The complaint also seeks recovery of past costs of $.3 million and a declaration that the defendants are liable for future costs. Although the action was filed against the Company and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. At a status conference in January 1993, the court ordered the parties to consider the submission of proposals to a Technical Advisory Committee, whose role would be to advise the court as to the technical issues in the case. The government has opposed the establishment of a Technical Advisory Committee. The court has not ruled on the matter. The government has agreed to reopen the administrative record to receive additional public comments on the selected remedy and the court stayed the action until the record is again closed.

        Having completed the RIFS at Portland, the Company conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including the Company, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders Docket No. 1091-01-10-106 to the Company and six other PRPs directing the performance of the remedy. The Company and others have commenced performance of the remedy and, through December 31, 1993, the Company and the PRPs had spent approximately $5.5 million. Based upon site operations to-date, the remedy is not proceeding in accordance with engineering expectations or cost projections; therefore, the Company and the other PRPs have met with the U.S. EPA to discuss alternative remedies.
Pursuant to an interim allocation, the Company's share of remedial costs is approximately 50%. In November 1991, Gould Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against the Company for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and $5 million in punitive damages. The court granted Gould's motion to amend the complaint to add additional defendants (adjoining current and former landowners) and third party defendants (generators). The amended complaint deletes the fraud and punitive damages claims asserted against NL; thus, the pending action is essentially one for allocation of past and future cleanup costs. In March 1993, the parties agreed to a case management order limiting discovery until 1995, after which time full discovery will proceed. A trial date has been tentatively set for September 1996.

       There are several actions pending relating to alleged contamination at other properties formerly owned or operated by the Company or its subsidiaries or their predecessors. In one of those cases, suit was filed in November 1992 against the Company asserting claims arising out of the sale of a former business of the Company to Exxon Chemical Company (Exxon Chemical Company v. NL Industries, Inc., United States District Court for the Southern District of Texas, No. H-92-3360). The action seeks contractual indemnification, contribution under CERCLA for costs associated with the environmental assessment and cleanup at nine properties included in the sale, a declaration of liability for future environmental cleanup costs, and punitive damages for fraud. Plaintiff has asserted that past and future cleanup costs, business interruption, and asset value losses and legal and site assessment costs are approximately $25 million. In February 1994, the court entered an order referring the case to mediation which is to occur by April 1994.

       The Company and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where the Company and others formerly mined lead and zinc. The Company mined at the Baxter Springs subsite, where it is the largest viable PRP. The final RIFS was submitted to the U.S. EPA in May 1993. The estimated cost of proposed remedies at the Baxter Springs subsite ranges from approximately $1 million to $28 million, plus annual operation and maintenance costs.

       In January 1989, the State of Illinois brought an action against the Company and several other subsequent owners and operators of the former lead oxide plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.27 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages.
In October 1992, the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993, the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. In February 1994, the State filed a notice of appeal.

       In 1980, the State of New York commenced litigation against the Company in connection with the operation of a plant in Colonie, New York formerly owned by the Company. Flacke v. NL Industries, Inc., No. 1842-80 ("Flacke I") and Flacke v. Federal Insurance Company and NL Industries, Inc., No. 3131-92 ("Flacke II"), New York Supreme Court, Albany County. The plant manufactured military and civilian products from depleted uranium and was acquired from the Company by the U.S. Department of Energy ("DOE") in 1984. Flacke I seeks penalties for alleged violations of New York's Environmental Conservation Law, and of a consent order entered into to resolve these alleged violations. Flacke II seeks forfeiture of a $200,000 surety bond posted in connection with the consent order, plus interest from February 1980. The Company denied liability in both actions. The litigation had been inactive since 1984. In July 1993, the State moved for partial summary judgment for approximately $1.5 million on certain of its claims in Flacke I and for summary judgment in Flacke II. In January 1994, the Company cross-moved for summary judgment in Flacke I and Flacke II.

       Residents in the vicinity of the Company's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint seeks compensatory and punitive damages from the Company and the current owner of the plant, and alleges causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who reside, owned or rented property, or who work or have worked within up to approximately three- quarters of a mile from the plant from 1960 through the present. The Company has answered the complaint, denying liability. The case is in discovery. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441 and 87-3502. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against the Company with prejudice, and stayed the case pending the outcome of the state court litigation. The trial is set for June 1994.

       In July 1991, a complaint was filed in the United States District Court for the Central District of California, United States of America v. Peter Gull and NL Industries, Inc., Civ. No. 91-4098. The complaint seeks to recover $2 million in costs incurred by the United States in response to the alleged release of hazardous substances into the environment from a facility located in Norco, California, treble damages and $1.75 million in penalties for the Company's alleged failure to comply with the U.S. EPA's administrative order No. 88-13. The order, which alleged that the Company arranged for the treatment or disposal of materials at the Norco site, directed the immediate removal of hazardous substances from the site. The Company carried out a portion of the remedy at the Norco site, but did not complete the ordered activities because it believed they were in conflict with California law. The Company answered the complaint denying liability. The government now claims it expended in excess of $2.7 million for this matter. Trial was held in March and April 1993. The judge has preliminarily indicated that the Company will be ordered to pay response costs plus an amount which is the product of a multiplier of 1.625 to be applied to a portion of those costs, which amount has not yet been determined. In May 1993, the government submitted Proposed Supplemental Findings of Fact and Conclusions of Law Regarding Response Costs and Penalty Amount stating that the amount owed is $6.7 million. The Company's response states that the total of recoverable response costs and penalty is $6.4 million. The Court has not yet entered final judgment in this matter.

       At a municipal and industrial waste disposal site in Batavia, New York, the Company and six others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, the Company is conducting a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. The Company's RIFS costs to date are approximately $1.9 million. With respect to the second operable unit, the extension of the municipal water supply, the U.S. EPA estimated the costs at $1 million plus annual operation and maintenance costs. The Company and the other PRPs are performing the work comprising operable unit two. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

       In July 1990, the Company notified the U.S. EPA that it was investigating the possibility that certain chemicals manufactured during the period in which Kronos owned a former subsidiary were not appropriately listed with the U.S. EPA pursuant to the Toxic Substances Control Act. The Company believes that the manufacture of the chemicals in question was initiated by a prior owner of the subsidiary. The Company intends to cooperate fully with the U.S. EPA in investigating this matter and determining whether any manufacture of non-listed chemicals occurred. If such manufacture is found to have occurred, the U.S. EPA may levy fines against the Company and possibly others. If any fines are levied, the Company will attempt to seek reimbursement from the prior owner of the subsidiary.

       See Item 1 - "Business - Regulatory and Environmental Matters".

  OTHER LITIGATION

       In April 1990, the Company filed a complaint in the United States District Court for the Central District of California against Lockheed Corporation and its directors in connection with Lockheed's 1990 annual meeting of stockholders, (NL Industries, Inc. v. Lockheed Corporation, et al., No. CV-90-1950 RMT (Bx)), which complaint was subsequently amended. In December 1992, a unanimous jury verdict was returned in the Company's favor in the amount of $30 million, which award is a gain contingency not recorded as income by the Company. The jury found that Lockheed violated the federal securities laws by making false and misleading public statements about Lockheed's employee stock ownership plan. Lockheed has appealed. The Company has cross appealed with respect to its claims against Lockheed's directors. On February 24, 1994, the case was settled with a cash payment to the Company by Lockheed of $27 million resulting in net proceeds to the Company of approximately $20 million.

       In January 1990, an action was filed in the United States District Court for the Southern District of Ohio against NLO, Inc., a subsidiary of the Company, and the Company on behalf of a putative class of former NLO employees and their families and former frequenters and invitees of the Feed Materials Production Center ("FMPC") in Ohio (Day, et al. v. NLO, Inc., et al, No. C-1-90-067). The FMPC is owned by the DOE and was formerly managed under contract by NLO. The complaint seeks damages for, among other things, emotional distress and damage to personal property allegedly caused by exposure to radioactive and/or hazardous materials at the FMPC and punitive damages. A trial was held separately on the defendants' defense that the statute of limitations barred the plaintiffs' claims. In November 1991, the jury returned a verdict against six of the ten named plaintiffs, finding that their claims were time barred. Without denying the plaintiffs' motion to vacate the verdict, the court certified this action as a class action. A merits trial is expected to be held in 1994. Although no assurance can be given, the Company believes that, consistent with a July 1987

DOE contracting officer's decision, the DOE will indemnify NLO in the event of an adverse decision just as it did when two previous cases relating to NLO's management of the FMPC were settled; therefore, the resolution of the Day matter is not expected to have a material adverse affect on the Company. In the 1987 decision, the contracting officer affirmed NLO's entitlement to indemnification under its contract for the operation of the FMPC for all liability, including the cost of defense, arising out of those two previous cases.

       The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.


                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

       NL's common stock is listed and traded on the New York and Pacific Stock Exchanges under the symbol "NL". As of February 28, 1994, there were approximately 11,000 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape, and dividends declared during the periods indicated. On February 28, 1994, the closing price of NL common stock according to the NYSE Composite Tape was $8-7/8.

                                                                          Dividends
                                                   High          Low      declared
                                                 -------       -------    ---------
  Year ended December 31, 1992:
    First quarter                                $12-7/8       $ 7-1/4      $.15
    Second quarter                                 8-7/8         7-5/8       .15
    Third quarter                                  8-1/2         6           .05
    Fourth quarter                                 6-1/4         4            -

  Year ended December 31, 1993:
    First quarter                                $ 6-1/8       $ 4-1/4        -
    Second quarter                                 5-5/8         3-3/8        -
    Third quarter                                  6-1/8         3-7/8        -
    Fourth quarter                                 6             4-1/2        -

____________________

       The Company suspended its regular quarterly dividend in October 1992, in view of, among other things, the continuing weakness in TiO2 prices. The Company's Senior Notes generally limit the ability of the Company to pay dividends to 50% of consolidated net income, as defined, subsequent to October 1993. At December 31, 1993, no amounts were available for dividends.

ITEM 6.       SELECTED FINANCIAL DATA

       The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Years ended December 31,
                                               --------------------------------------------------------------
                                                 1989           1990         1991         1992          1993
                                                 ----           ----         ----         ----          ----
                                                         (In millions, except per share amounts)
INCOME STATEMENT DATA:

Net sales                                      $1,000.9      $  906.6     $  840.3     $  893.5      $  805.3
Operating income                                  308.5         251.1        139.0        110.7          62.4
Income (loss) from continuing
 operations                                       170.3          93.5       (24.0)        (44.6)        (83.2)
Net income (loss)                                 172.9          92.4       (16.5)        (76.4)       (109.8)

Per common share:
  Income (loss) from
   continuing operations                       $   2.57      $   1.42     $  (.40)     $   (.88)     $  (1.63)
  Net income (loss)                                2.61          1.40        (.27)        (1.50)        (2.16)

  Cash dividends                               $    .45      $    .60     $    .60     $    .35      $     -

BALANCE SHEET DATA
 (AT YEAR-END):

Cash, cash equivalents and
 current marketable securities                 $  295.6      $  443.1     $  353.3     $  187.9      $  147.6
Current assets                                    586.2         884.4        795.5        635.8         467.5
Total assets                                    1,512.3       1,966.7      1,831.0      1,472.1       1,206.5
Current liabilities                               647.0         400.4        360.2        248.8         232.5
Long-term debt including
 current maturities                               403.0       1,269.7      1,288.9      1,035.3         870.9
Common shareholders' equity
 (deficit)                                        132.3          38.6       (58.3)       (146.3)       (264.8)

OTHER DATA:

EBITDA (1)                                     $  290.6      $  242.3     $  126.6     $  115.1      $   67.2
Interest expense, net (2)                          24.5          60.7         59.9        104.3          95.1
Cash interest expense, net (3)                     24.1          53.0         53.9         98.0          86.8
Capital expenditures                               83.4         195.3        195.1         85.2          48.0


(1) EBITDA, as presented, represents operating income less corporate expense, net, plus depreciation depletion and amortization.

(2) Interest expense, net represents interest expense less general corporate interest and dividend income.

(3) Cash interest expense, net represents interest expense, net less deferred interest expense on the Senior Secured Discount Notes and amortization of deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  GENERAL

       The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. The future profitability of the Company is dependent upon, among other things, improved pricing for TiO2. Selling prices for TiO2 are significantly influenced by industry capacity and demand. As discussed below, TiO2 selling prices declined significantly from their peak in early 1990, and largely as a result thereof, Kronos' operating income and margins significantly declined during the past three years. In the fourth quarter of 1993, selling prices increased slightly in certain markets. Based on, among other things, the Company's current near-term outlook for its TiO2 business, the Company expects its results for 1994, while improved from 1993, will still result in a net loss for the year.

  NET SALES AND OPERATING INCOME

                                                   Years ended December 31,                       % Change
                                                ---------------------------------           -------------------
                                                 1991         1992          1993            1992-91     1993-92
                                                 ----         ----          ----            -------     -------
                                                         (In millions)
Net sales:
  Kronos                                        $732.1       $784.6        $697.0             +7%         -11%
  Rheox                                          108.2        108.9         108.3             +1%          -1%
                                                ------       ------        ------

                                                $840.3       $893.5        $805.3             +6%         -10%
                                                ======       ======        ======

Operating income:
  Kronos                                        $110.8       $ 81.9        $ 36.1            -26%         -56%
  Rheox                                           28.2         28.8          26.3             +2%          -9%
                                                ------       ------        ------

                                                $139.0       $110.7        $ 62.4            -20%         -44%
                                                ======       ======        ======

Percent change in TiO2:
  Sales volume                                                                               +11%          +3%
  Average selling prices
   (in billing currencies)                                                                    -6%          -8%

       The worldwide TiO2 industry continues to be adversely affected by, among other things, production capacity in excess of current demand. Largely as a result thereof, TiO2 selling prices continued to decline during most of 1993 and Kronos' operating income and margins significantly declined. Recessionary economic conditions in Europe and changes in the relative values of European currencies were principal additional factors influencing demand and pricing levels during 1993. In billing currency terms, Kronos' 1993 average TiO2 selling prices were approximately 8% lower than in 1992 and were 6% lower in 1992 than in 1991. A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies further decreased 1993 sales by $45 million compared to 1992 and increased 1992 sales by $22 million compared to 1991. Average TiO2 prices at the end of 1993 were approximately 5% below year-end 1992 levels and approximately one-third below those of the last cyclical peak in early 1990. While TiO2 prices are significantly below prior year levels, most of the 1993 decline occurred in the first half of the year as average prices declined only slightly during the third quarter and increased slightly during the fourth quarter.

       TiO2 sales volume of 346,000 metric tons in 1993 increased 3% compared to 1992, as increases in North American sales volume more than offset weakened demand in Europe. In response to weakened demand, and in order to reduce inventories, Kronos made further reductions in its TiO2 production rates during 1993. TiO2 sales volume increased 11% in 1992 compared to 1991, primarily in U.S. and European markets. Approximately one-half of Kronos' 1993 TiO2 sales, by volume, were attributable to markets in Europe with approximately 38% attributable to North America and the balance to export markets.

       As a result of continued cost reduction and containment efforts, Kronos' raw material and production costs increased only slightly in 1993 compared to year-ago levels. Start-up costs at the chloride process plant in Lake Charles, Louisiana, which commenced production during the first half of 1992, unfavorably impacted operating income in 1992. Kronos' 1992 operating income was also impacted by slightly lower unit production costs resulting from its continued emphasis on cost reduction efforts and increased production volumes. Kronos' water treatment chemicals business, which utilizes TiO2 co-products, increased its contribution to operating income in 1992 but such contribution was lower in 1993 than in 1992.

       Demand, supply and pricing of TiO2 have historically been cyclical and, as noted above, the last cyclical peak for TiO2 prices occurred in early 1990. Kronos believes that its operating income and margins for 1994 will be higher than in 1993 due principally to slightly higher sales and production volumes, and the favorable effect of the joint venture. However, the Company expects that the TiO2 industry will continue to operate at lower capacity utilization levels over the next few years relative to the high utilization levels prevalent during the late 1980s, primarily because of the slow recovery from worldwide recession and the impact of capacity additions since the late 1980s. The economic recovery has been particularly slow in Europe, where a significant portion of Kronos' TiO2 manufacturing facilities are located.

       During the current period of depressed TiO2 prices, the Company has operated with a strategy to maintain its competitive position. During the past three years, Kronos has increased its estimated worldwide market share from 10% to 11%. Kronos has implemented a cost reduction and control program which favorably impacted Kronos' operating results, and Kronos has continued its environmental improvement efforts. In October 1993, the Company formed a manufacturing joint venture with Tioxide and refinanced certain debt which, among other things, increased the Company's liquidity, reduced its aggregate debt level and extended its debt maturities. See also "Liquidity and Capital Resources".

        The manufacturing joint venture, which is equally owned by subsidiaries of Kronos and Tioxide, owns and operates the chloride process TiO2 plant in Lake Charles, Louisiana formerly owned by Kronos. Under the terms of the joint venture and related agreements, Kronos contributed the plant to the joint venture, Tioxide paid an aggregate of approximately $205 million, including its tranche of the joint venture debt, and Kronos and certain subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Of the total consideration paid by Tioxide, $30 million was attributable to the exchange of technologies and is being reported as a component of operating income ratably over three years from October 1993. Production from the plant is being shared equally by Kronos and Tioxide pursuant to separate offtake agreements. The formation of the joint venture resulted in a 12% decrease in Kronos' total TiO2 production capacity; however, Kronos' remaining capacity is about 10% higher than Kronos' 1993 sales volume.

        Rheox's operating results have been relatively consistent during the past three years. Changes in currency exchange rates had a negative effect in 1993 and a positive effect in 1992 compared to the respective prior year, and operating costs generally increased during both years.

        The Company has substantial operations and assets located outside the United States. Foreign operations are subject to currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by the fluctuations in currency exchange rates. To the extent the Company both manufactures and sells in a given country, the impact of currency exchange rate fluctuations is to some extent mitigated.

  GENERAL CORPORATE

       The following table sets forth certain information regarding general corporate income (expense).

                                                 Years ended December 31,               Increase (decrease)
                                              --------------------------------         ---------------------
                                               1991         1992         1993          1992-91       1993-92
                                               ----         ----         ----          -------       -------
                                                           (In millions)
Interest and dividends                        $ 40.5       $ 14.2       $  4.1         $(26.3)       $(10.1)
Securities transactions                        (53.1)        (6.0)         4.4           47.1          10.4
Corporate expenses, net                        (44.9)       (43.4)       (41.5)           1.5           1.9
                                              ------       ------       ------         ------        ------

                                              $(57.5)      $(35.2)      $(33.0)        $ 22.3        $  2.2
                                              ======       ======       ======         ======        ======


       Interest and dividend income fluctuates based upon the amount of funds invested and yields thereon. Amounts available for investment and the yields thereon in 1993 were lower than in 1992 and 1991.

       After the two unsuccessful attempts to gain representation on the board of directors of Lockheed Corporation, the Company disposed of its interest in Lockheed in 1991, and the significant securities transactions loss in 1991 relates principally to that disposition. Securities transactions in 1992 and 1993 relate principally to U.S. Treasury securities. The Company does not anticipate acquiring marketable securities (other than U.S. Treasury or similar securities) in the foreseeable future.

       The Company adopted the accounting for certain marketable debt and equity securities prescribed by SFAS No. 115 effective December 31, 1993. Accordingly, the timing of recognition of gains and losses related to marketable securities beginning in 1994 will, in certain respects, be different than in prior years.

       Corporate expenses, net have decreased slightly during each of the past two years. In 1992, reductions in certain proxy solicitation and litigation settlement expenses of $5 million and $9 million, respectively, compared to 1991, were partially offset by an $11 million increase in environmental remediation costs.

  INTEREST EXPENSE

       Lower levels of indebtedness in 1993, principally Kronos' Deutsche Mark-denominated bank credit facility, and lower DM interest rates reduced the Company's interest expense in 1993 compared to the 1992 periods. In addition, 1992 interest expense reflected the benefit of $9 million of capitalized interest related principally to the Louisiana plant completed in March 1992. Interest expense increased from 1991 to 1992 due to the net effects of lower average levels of indebtedness, a $17 million decline in capitalized interest and a $9 million reduction in the Company's accrual for income tax related interest in 1991. Overall, the Company expects its October 1993 reduction and refinancing of certain indebtedness will result in a modest decrease in the Company's interest expense. See "Liquidity and Capital Resources".

  PROVISION FOR INCOME TAXES

       The principal reasons for the difference between the U.S. federal statutory income tax rates and the Company's effective income tax rates are explained in Note 14 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In both 1992 and 1993, the geographic mix, including losses in certain jurisdictions for which no current refund was available and in which recognition of a deferred tax asset is not currently considered appropriate, contributed significantly to the Company's effective tax rate varying from a normally expected rate. The Company's deferred income tax status at December 31, 1993 is discussed in "Liquidity and Capital Resources". In 1991, realization of the available capital loss carryback of the Company's securities transactions at a relatively low rate due to the alternative minimum tax rates in prior years also significantly impacted the Company's effective tax rate.

  EXTRAORDINARY ITEMS

       See Note 16 to the Consolidated Financial Statements.

  CHANGES IN ACCOUNTING PRINCIPLES

       See Notes 2 and 19 to the Consolidated Financial Statements.

       Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", requires the accrual method of accounting for benefits provided to former employees after employment but before retirement. The Company expects to adopt SFAS No. 112 in the first quarter of 1994. Adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below.

                                                                               Years ended December 31,
                                                                         -------------------------------------
                                                                          1991           1992           1993
                                                                          ----           ----           ----
                                                                                    (In millions)
Net cash provided (used) by:
  Operating activities                                                   $  58.1        $ (44.7)      $  (7.3)
  Investing activities                                                    (109.4)         234.9         181.9
  Financing activities                                                    (243.8)        (223.1)       (155.3)
                                                                         --------       --------      --------

Net cash provided (used) by operating,
 investing and financing activities                                      $(295.1)       $ (32.9)      $  19.3
                                                                         =======        =======       =======


       During 1993, the Company's operations continued to use significant amounts of cash. TiO2 production rates were reduced in late 1992 and during 1993 in order to reduce inventory levels. The $30 million received from Tioxide in October 1993 related to the exchange of technologies, which is being recognized as a component of operating income over three years, favorably impacted 1993 cash flow from operating activities. Other relative changes in working capital items, which result principally from the timing of purchases, production and sales, also contributed to the comparative decrease in the Company's cash used by operating activities in 1993. The significant deterioration in the Company's cash flow from operating activities from 1991 to 1992 resulted primarily from the decline in earnings and the relative change in the Company's receivables, inventories and payables.

       Cash provided by investing activities relates primarily to net sales of marketable securities in each period to fund debt repayments, capital expenditures and operations, and in 1993 includes $161 million net cash generated related to the formation of the manufacturing joint venture with Tioxide.

       The Company's capital expenditures during the past three years include an aggregate of $204 million related to the completion of the Louisiana chloride process TiO2 plant and an aggregate of $57 million ($30 million in 1993) for the Company's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and off-gas desulfurization systems. The Company's estimated 1994 capital expenditures are $44 million and include $30 million in the area of environmental protection and compliance primarily related to the Canadian waste acid neutralization facility and the German off-gas desulfurization systems. The capital expenditures of the manufacturing joint venture are not included in the Company's capital expenditures.

       Net repayments of indebtedness in 1993 included payments on the DM bank credit facility of DM 552 million ($342 million when paid), a $110 million net reduction in indebtedness related to the Louisiana plant and $350 million proceeds from the Company's October 1993 public offering of debt, all as discussed below. Net repayments of indebtedness in 1992 included payments on the DM term loan aggregating DM 350 million ($225 million when paid) and $61 million drawn under Kronos' Louisiana plant credit facilities. Net borrowings in 1991 included a $115 million Rheox term loan, a $52 million increase in the Louisiana plant term construction loan and a DM 150 million ($87 million when paid) reduction in the DM term loan. NL and Kronos have agreed, under certain conditions, to provide Kronos' principal international subsidiary with up to an additional DM 125 million through January 1, 2001.

       In October 1993, the Company (i) completed the formation of the manufacturing joint venture with Tioxide, including related refinancing of the Louisiana plant indebtedness, (ii) completed a public offering of $250 million of 11.75% Senior Secured Notes due 2003 and $100 million proceeds ($188 million principal amount at maturity) of 13% Senior Secured Discount Notes due 2005 (collectively, the "Notes"), (iii) prepaid DM 552 million ($342 million when paid) of the DM bank credit facility and amended the DM loan agreement, and
(iv) redeemed the remaining $10 million of the Company's 7.5% sinking fund debentures.

       The DM bank credit facility, as amended, consists of a DM 448 million term loan and a DM 250 million revolving credit facility, of which DM 100 million is outstanding and DM 150 million was available for future borrowings at December 31, 1993. During February 1994, the Company borrowed an additional DM 25 million under the revolving credit facility. The final maturities of the term and revolving portion of the DM credit facility were extended to 1999 and 2000, respectively, with the first payment of the term loan due in 1997.

       Upon formation, the manufacturing joint venture obtained $216 million in new financing consisting of two equal tranches, one attributable to each Partner, which is serviced through the purchase of the plant's TiO2 output in equal quantities by the Partners. The Partners are required to make capital contributions to the joint venture to pay principal on their respective portion of the joint venture indebtedness. Kronos' pro rata share of the joint venture debt is reflected as outstanding indebtedness of the Company because Kronos has guaranteed the purchase obligation relative to the debt service of its tranche.

       Formation of the joint venture and related refinancing, issuance of the Notes and prepayment of a portion of the DM bank credit facility significantly improved the Company's liquidity and financial flexibility by (i) increasing cash and cash equivalents by approximately $75 million, (ii) reducing total outstanding indebtedness by approximately $109 million, (iii) providing for approximately DM 150 million of borrowing availability under the revolving portion of the amended DM bank credit facility, (iv) eliminating the near-term principal amortization requirements and extending the remaining principal amortization schedule of the DM bank credit facility, and (v) replacing approximately $100 million of outstanding debt with the Senior Secured Discount Notes which do not require cash interest payments for five years.

       Financing activities also include treasury stock purchases, including $181 million expended in 1991 in connection with a "Dutch auction" self-tender offer. Dividends paid were $35 million in 1991 and $18 million in 1992. The Company suspended dividend payments in October 1992.

       At December 31, 1993, the Company had cash, cash equivalents and current marketable securities aggregating $148 million (25% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $18 million. The Company's subsidiaries had $14 million and $117 million available for borrowing at December 31, 1993 under existing U.S. and non-U.S. credit facilities, respectively.

       The Company has taken and continues to take measures to manage its near-term and long-term liquidity requirements, including cost reduction efforts, tightening of controls over working capital, deferral and reduction of capital expenditures, discontinuance of unrelated business acquisition activities, suspension of dividends, formation of the manufacturing joint venture and the refinancing discussed above. The Company currently expects to have sufficient liquidity to meet near-term obligations including operations, capital expenditures and debt service. A prolonged period of depressed selling prices and continued use of cash by operations would, however, over the long term, have an adverse effect on liquidity and financial condition.

       Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. In June 1993, German tax authorities issued assessment reports in connection with examinations of the Company's German income tax returns disallowing the Company's claims for refunds, primarily for 1989 and 1990, aggregating DM 160 million ($92 million at year-end exchange rates), and proposing additional taxes of approximately DM 100 million ($58 million). The Company has applied for administrative relief from collection procedures and may grant a lien on certain German assets while the Company contests the proposed adjustments. Although the Company believes that it will ultimately prevail, in June 1993 the Company reclassified the DM 160 million of refundable income tax claims disallowed by the German tax authorities from current assets to noncurrent assets due to the uncertain timing of a resolution. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Pursuant to the amended DM bank credit facility, any receipt of the refundable German income taxes will be applied ratably to prepay installments of the term portion of the DM bank credit facility, with any remaining proceeds of the tax refund used to permanently reduce the revolving credit portion.

       At December 31, 1993, the Company had recorded net deferred tax liabilities of $139 million. The Company operates in several tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $133 million, principally related to the U.S. and Germany, for deferred tax assets which the Company believes may not currently meet the "more likely than not" realization criteria for asset recognition.

       In addition to the chemicals businesses conducted through Kronos and Rheox, the Company also has certain interests and associated liabilities relating to certain discontinued or divested businesses and other holdings of marketable equity securities including securities issued by Valhi and another Contran subsidiary.

       The Company has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a regular basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has provided adequate accruals for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. The Company has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that the Company will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit. Any liability that may result is not reasonably capable of estimation. The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3 - "Legal Proceedings" and Note 18 to the Consolidated Financial Statements.

       The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its debt service requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to refinance or restructure indebtedness, raise additional capital, restructure ownership interests, sell interests in subsidiaries, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not applicable.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated by reference to NL's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "NL Proxy Statement").


ITEM 11.      EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference to the NL Proxy Statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference to the NL Proxy Statement.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference to the NL Proxy Statement. See also Note 17 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)        Financial Statements and Schedules

                    The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)                Reports on Form 8-K

                    Reports on Form 8-K for the quarter ended December 31, 1993.

                    October 13, 1993   -  reported items 5 and 7.
                    October 19, 1993   -  reported items 5 and 7.
                    October 20, 1993   -  reported items 5 and 7.
                    October 26, 1993   -  reported items 5 and 7.

 (c)                Exhibits

                    Included as exhibits are the items listed in the Exhibit Index. NL will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to NL of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Securities and Exchange Commission upon request.


Item No.                                     Exhibit Index
- --------                                     -------------

  3.1 By-Laws, as amended on June 28, 1990 - incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

  3.2 Certificate of Amended and Restated Certificate of Incorporation dated June 28, 1990 - incorporated by reference to Exhibit 1 to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held on June 28, 1990.

  4.1 Registration Rights Agreement dated October 30, 1991, by and between the Registrant and Tremont Corporation - incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

  4.2 Indenture dated October 20, 1993 governing the Registrant's 11.75% Senior Secured Notes due 2003, including form of Senior Note - incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  4.3 Senior Mirror Notes dated October 20, 1993 - incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  4.4 Senior Note Subsidiary Pledge Agreement dated October 20, 1993 between Registrant and Kronos, Inc. - incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  4.5 Third Party Pledge and Intercreditor Agreement dated October 20, 1993 between Registrant, Chase Manhattan Bank (National Association) and Chemical Bank - incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  4.6 Indenture dated October 20, 1993 governing the Registrant's 13% Senior Secured Discount Notes due 2005, including form of Discount Note - incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  4.7 Discount Mirror Notes dated October 20, 1993 - incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  4.8 Discount Note Subsidiary Pledge Agreement dated October 20, 1993 between Registrant and Kronos, Inc. - incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.1 Amended and Restated Loan Agreement dated as of October 15, 1993 among Kronos International, Inc., the Banks set forth therein, Hypobank International S.A., as Agent and Banque Paribas, as Co-agent - incorporated by reference to Exhibit
                    10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.2 Amended and Restated Liquidity Undertaking dated October 15, 1993 by the Registrant, Kronos, Inc. and Kronos International, Inc. to Hypobank International S.A., as agent, and the Banks set forth therein - incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.3 Credit Agreement dated as of March 20, 1991 between Rheox, Inc. and Subsidiary Guarantors and The Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd., as Co-agents -incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.4 Amendments 1 and 2 dated May 1, 1991 and February 15, 1992, respectively, to the Credit Agreement between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-Agents- incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1992.

10.5 Third amendment to the Credit Agreement, dated March 5, 1993 between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd as Co-Agents - incorporated by reference to
                    Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

10.6 Credit Agreement dated as of October 18, 1993 among Louisiana Pigment Company, L.P., as Borrower, the Banks listed therein and Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.7 Security Agreement dated October 18, 1993 from Louisiana Pigment Company, L.P., as Borrower, to Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.8 Security Agreement dated October 18, 1993 from Kronos Louisiana, Inc. as Grantor, to Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.9 KLA Consent and Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Citibank, N.A., as Agent
                    - incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.10 Guaranty dated October 18, 1993, from Kronos, Inc., as guarantor, in favor of Lenders named therein, as Lenders, and Citibank, N.A., as Agent - incorporated by reference to
                    Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.11 Mortgage by Louisiana Pigment Company, L.P. dated October 18, 1993 in favor of Citibank, N.A. - incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.12 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit
                    10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.13 Contract dated September 9, 1971, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung concerning supplies and services (German language version and English translation thereof) - incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.14 Agreement dated February 8, 1984, between Bayer AG and Kronos Titan GmbH (German language version and English translation thereof) - incorporated by reference to Exhibit
                    10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.15 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to
                    Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.16 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.17 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.18 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.19 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.20 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.21 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide
                    Group Services Limited - incorporated by reference to
                    Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.22 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.23 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.24* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985 - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held on April 24, 1985.

10.25 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

10.26* 1989 Long Term Performance Incentive Plan of NL Industries, Inc. as adopted by the Board of Directors on February 14, 1989 - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held on May 2, 1989.

10.27 Savings Plan for Employees of NL Industries, Inc. as adopted by the Board of Directors on February 14, 1989 - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held May 2, 1989.

10.28*              NL Industries, Inc. 1992 Non-Employee Director Stock
                    Option Plan, as adopted by the Board of Directors on February 13, 1992 - incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held April 30, 1992.

10.29 Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1994.

10.30 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1994.

10.31 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.32* Employment Agreement dated as of January 1, 1990 among Kronos, Inc., the Registrant and Dr. Lawrence A. Wigdor - incorporated by reference to Exhibit 10.19 to Amendment 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10.33*              Executive Severance Agreement effective as of December
                    31, 1991 by and between the Registrant and J. Landis Martin
                    - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.34* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 - incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

* Management contract, compensatory plan or arrangement.

 21.1               Subsidiaries of the Registrant.

 23.1               Consent of Independent Accountants.

 99.1 Annual Report of Savings Plan for Employees of NL Industries, Inc. (Form 11-K) to be filed under Form 8 to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 1993.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NL Industries, Inc.
                                        (Registrant)


                                     By /s/ J. LANDIS MARTIN
                                        ---------------------------------------
                                        J. Landis Martin, March 1, 1994
                                        President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ J. LANDIS MARTIN                    /s/ HAROLD C. SIMMONS
- ----------------------------------      ---------------------------------------
J. Landis Martin, March 1, 1994         Harold C. Simmons, March 1, 1994
Director, President and                 Chairman of the Board
 Chief Executive Officer



/s/ GLENN R. SIMMONS                    /s/  MICHAEL A. SNETZER
- -----------------------------------     ---------------------------------------
Glenn R. Simmons, March 1, 1994         Michael A. Snetzer, March 1, 1994
Director                                Director



/s/ KENNETH R. PEAK                     /s/ DR. LAWRENCE A. WIGDOR
- -----------------------------------     ---------------------------------------
Kenneth R. Peak,  March 1, 1994         Dr. Lawrence A. Wigdor, March 1, 1994
Director                                Director, President and Chief Executive
                                         Officer of Kronos and Rheox



/s/ ELMO R. ZUMWALT, JR.                /s/ JOSEPH S. COMPOFELICE
- -----------------------------------     ---------------------------------------
Elmo R. Zumwalt,Jr., March 1, 1994      Joseph S. Compofelice, March 1, 1994
Director                                Vice President and
                                         Chief Financial Officer



/s/ DENNIS G. NEWKIRK
- -----------------------------------
Dennis G. Newkirk, March 1, 1994
Vice President and Controller
(Principal Accounting Officer)

                              NL INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

                  Index of Financial Statements and Schedules



Financial Statements                                                                             Page
- --------------------                                                                             ----
  Report of Independent Accountants                                                             F-2

  Consolidated Balance Sheets - December 31, 1992 and 1993                                      F-3/F-4

  Consolidated Statements of Operations - Years ended
   December 31, 1991, 1992 and 1993                                                             F-5/F-6

  Consolidated Statements of Shareholders' Deficit - Years ended
   December 31, 1991, 1992 and 1993                                                             F-7

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1991, 1992 and 1993                                                             F-8/F-10

  Notes to Consolidated Financial Statements                                                    F-11/F-38


Financial Statement Schedules
- -----------------------------

  Report of Independent Accountants                                                             S-1

  Schedule I    - Marketable securities                                                         S-2

  Schedule III  - Condensed financial information of Registrant                                 S-3/S-8

  Schedule V    - Property and equipment                                                        S-9

  Schedule VI   - Accumulated depreciation and depletion of
                   property and equipment                                                       S-10

  Schedule VIII - Valuation and qualifying accounts                                             S-11

  Schedule IX   - Short-term borrowings                                                         S-12

  Schedule X    - Supplementary income statement information                                    S-13


       All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of NL Industries, Inc.:

       We have audited the accompanying consolidated balance sheets of NL Industries, Inc. as of December 31, 1992 and 1993, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. as of December 31, 1992 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

       As discussed in Notes 2 and 19 to the consolidated financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, and in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with SFAS Nos. 106 and 109, respectively.





                                                  COOPERS & LYBRAND

Houston, Texas
February 9, 1994 except for
 Note 21, as to which the
 date is February 24, 1994

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1992 and 1993

                     (In thousands, except per share data)



                                                                    1992              1993
                                                                    ----              ----
              ASSETS
Current assets:
  Cash and cash equivalents                                      $   87,333        $  106,593
  Marketable securities                                             100,607            41,045
  Accounts and notes receivable, less allowance
   of $2,385 and $3,008                                             123,020           116,355
  Refundable income taxes                                           101,537               386
  Inventories                                                       216,232           194,167
  Prepaid expenses                                                    5,413             5,637
  Deferred income taxes                                               1,676             3,315
                                                                 ----------        ----------

      Total current assets                                          635,818           467,498
                                                                 ----------        ----------


Other assets:
  Marketable securities                                              23,581            18,428
  Refundable income taxes                                              -               91,994
  Investment in joint ventures                                        2,434           190,787
  Prepaid pension cost                                               16,056            16,307
  Deferred income taxes                                                -                  577
  Other                                                              48,241            42,355
                                                                 ----------        ----------

      Total other assets                                             90,312           360,448
                                                                 ----------        ----------



Property and equipment:
  Land                                                               29,863            18,237
  Buildings                                                         208,056           129,582
  Machinery and equipment                                           811,531           515,090
  Mining properties                                                  75,731            72,711
  Construction in progress                                           21,042            30,050
                                                                 ----------        ----------
                                                                  1,146,223           765,670

  Less accumulated depreciation and depletion                       400,246           387,067
                                                                 ----------        ----------

      Net property and equipment                                    745,977           378,603
                                                                 ----------        ----------

                                                                 $1,472,107        $1,206,549
                                                                 ==========        ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           December 31, 1992 and 1993

                     (In thousands, except per share data)


                                                                      1992              1993
                                                                      ----              ----
   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Notes payable                                                     $      315        $     -
  Current maturities of long-term debt                                  43,328            35,716
  Accounts payable and accrued liabilities                             189,638           177,265
  Payable to affiliates                                                  4,086             9,566
  Income taxes                                                           6,825             6,353
  Deferred income taxes                                                  4,573             3,623
                                                                    ----------        ----------

      Total current liabilities                                        248,765           232,523
                                                                    ----------        ----------

Noncurrent liabilities:
  Long-term debt                                                       991,956           835,169
  Deferred income taxes                                                145,745           138,977
  Accrued pension cost                                                  73,956            72,606
  Accrued postretirement benefits cost                                  71,761            68,322
  Other                                                                 83,878           121,309
                                                                    ----------        ----------

      Total noncurrent liabilities                                   1,367,296         1,236,383
                                                                    ----------        ----------

Minority interest                                                        2,339             2,438
                                                                    ----------        ----------

Shareholders' deficit:
  Preferred stock - 5,000 shares authorized,
   no shares issued or outstanding                                        -                 -
  Common stock - $.125 par value; 150,000 shares
   authorized; 66,839 shares issued                                      8,355             8,355
  Additional paid-in capital                                           759,281           759,281
  Adjustments:
    Currency translation                                              (111,820)         (115,803)
    Pension liabilities                                                   -               (3,442)
    Marketable securities                                                 (896)           (2,164)
  Accumulated deficit                                                 (433,250)         (543,059)
                                                                    ----------        ----------
                                                                       221,670           103,168
  Less treasury stock, at cost (15,949 shares)                         367,963           367,963
                                                                    ----------        ----------

      Total shareholders' deficit                                     (146,293)         (264,795)
                                                                    ----------        ----------


                                                                    $1,472,107        $1,206,549
                                                                    ==========        ==========

Commitments and contingencies (Notes 14 and 18)





          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1991, 1992 and 1993

                     (In thousands, except per share data)



                                                                    1991            1992             1993
                                                                    ----            ----             ----
Revenues and other income:
  Net sales                                                        $840,295        $893,465        $ 805,323
  Interest and dividends                                             47,293          19,618            7,872
  Securities transactions                                           (53,092)         (6,018)           4,363
  Other, net                                                          7,043           1,197            9,849
                                                                   --------        --------        ---------

                                                                    841,539         908,262          827,407
                                                                   --------        --------        ---------

Costs and expenses:
  Cost of sales                                                     566,608         629,029          612,367
  Selling, general and administrative                               193,481         203,736          185,689
  Interest                                                          100,412         118,511           99,119
                                                                   --------        --------        ---------

                                                                    860,501         951,276          897,175
                                                                   --------        --------        ---------
    Loss before income taxes, minority
     interest, extraordinary items and
     cumulative effect of changes in
     accounting principles                                          (18,962)        (43,014)         (69,768)

Income tax expense                                                    3,910             459           12,713
                                                                   --------        --------        ---------

    Loss before minority interest,
     extraordinary items and cumulative
     effect of changes in accounting
     principles                                                     (22,872)        (43,473)         (82,481)

Minority interest                                                     1,113           1,123              730
                                                                   --------        --------        ---------

    Loss before extraordinary items and
     cumulative effect of changes in
     accounting principles                                          (23,985)        (44,596)         (83,211)

Extraordinary items                                                   7,523            -             (27,815)
Cumulative effect of changes in
 accounting principles                                                 -            (31,804)           1,217
                                                                   --------        --------        ---------

     Net loss                                                      $(16,462)       $(76,400)       $(109,809)
                                                                   ========        ========        =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 1991, 1992 and 1993

                     (In thousands, except per share data)


                                                      1991           1992             1993
                                                      ----           ----             ----
Loss per share of common stock:
  Before extraordinary items and
   cumulative effect of changes in
   accounting principles                              $(.40)        $ (.88)           $(1.63)
  Extraordinary items                                   .13            -                (.55)
  Cumulative effect of changes in
   accounting principles                                -             (.62)              .02
                                                      -----         ------            ------

    Net loss                                          $(.27)        $(1.50)           $(2.16)
                                                      =====         ======            ======

Weighted average common shares
 outstanding                                         60,233         50,907            50,890
                                                     ======         ======            ======





          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                  Years ended December 31, 1991, 1992 and 1993

                     (In thousands, except per share data)


                                                                                          Adjustments
                                                           Additional     ------------------------------------------
                                               Common        paid-in       Currency        Pension       Marketable
                                                stock        capital      translation    liabilities     securities
                                              --------     -----------    -----------    -----------    ------------
Balance at December 31, 1990                  $8,355        $759,273       $(136,277)        $  -          $(143,123)


Net loss                                        -               -               -               -               -
Common dividends declared - $.60 per share      -               -               -               -               -
Adjustments                                     -               -             19,637            -            137,198
Purchases of treasury stock                     -               -               -               -               -
Other, net                                      -                 27            -               -               -
                                              ------        --------       ---------         -------       ---------

Balance at December 31, 1991                   8,355         759,300        (116,640)           -             (5,925)

Net loss                                        -               -               -               -               -
Common dividends declared - $.35 per share      -               -               -               -               -
Adjustments                                     -               -              4,820            -              5,029
Purchases of treasury stock                     -               -               -               -               -
Other, net                                      -                (19)           -               -               -
                                              ------        --------       ---------         -------       ---------

Balance at December 31, 1992                   8,355         759,281        (111,820)           -               (896)

Net loss                                        -               -               -               -               -
Adjustments                                     -               -             (3,983)         (3,442)            (51)
Cumulative effect of change in
 accounting principle                           -               -               -               -             (1,217)
                                              ------        --------       ---------         -------       ---------

Balance at December 31, 1993                  $8,355        $759,281       $(115,803)        $(3,442)      $  (2,164)
                                              ======        ========       =========         =======       =========



                                               Accumulated      Treasury
                                                 deficit          stock          Total
                                               -----------      -------         --------
Balance at December 31, 1990                   $(287,857)      $(161,803)        $38,568


Net loss                                         (16,462)           -            (16,462)
Common dividends declared - $.60 per share       (34,724)           -            (34,724)
Adjustments                                         -               -            156,835
Purchases of treasury stock                         -           (202,519)       (202,519)
Other, net                                          -               -                 27
                                               ---------       ---------       ---------

Balance at December 31, 1991                    (339,043)       (364,322)        (58,275)

Net loss                                         (76,400)           -            (76,400)
Common dividends declared - $.35 per share       (17,807)           -            (17,807)
Adjustments                                         -               -              9,849
Purchases of treasury stock                         -             (3,641)         (3,641)
Other, net                                          -               -                (19)
                                               ---------       ---------       ---------

Balance at December 31, 1992                    (433,250)       (367,963)       (146,293)

Net loss                                        (109,809)           -           (109,809)
Adjustments                                         -               -             (7,476)
Cumulative effect of change in
 accounting principle                               -               -             (1,217)
                                               ---------       ---------       ---------

Balance at December 31, 1993                   $(543,059)      $(367,963)      $(264,795)
                                               =========       =========       =========





          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1991, 1992 and 1993

                                 (In thousands)



                                                                   1991           1992            1993
                                                                   ----           ----            ----
Cash flows from operating activities:
  Net loss                                                        $(16,462)      $(76,400)       $(109,809)
                                                                  --------       --------        ---------
  Adjustments:
    Depreciation, depletion and
     amortization                                                   32,581         47,829           46,340
    Deferred income taxes                                          (14,665)       (18,949)            (670)
    Cumulative effect of changes in
     accounting principles                                            -            31,804           (1,217)
    Minority interest                                                1,113          1,123              730
    Net (gains) losses from:
      Securities transactions                                       53,092          6,018           (4,363)
      Disposition of property and equipment                          1,009          1,419              199
    Pension cost, net                                                 (377)        (2,024)          (2,134)
    Other postretirement benefits, net                                -             1,830           (2,422)
    Other, net                                                      (8,872)         3,442           (1,349)
    Change in assets and liabilities:
      Accounts and notes receivable                                 (6,430)        (1,776)          (1,291)
      Inventories                                                    6,582        (33,814)          12,166
      Prepaid expenses                                               4,885            207             (472)
      Accounts payable and accrued
       liabilities                                                  30,218         (6,111)          (1,567)
      Income taxes                                                 (43,629)       (13,501)           1,507
      Accounts with affiliates                                       5,328         (4,106)           5,426
      Other noncurrent assets                                        4,604          5,264           14,588
      Other noncurrent liabilities                                   9,143         13,072           37,069
                                                                 ---------       --------        ---------

      Total adjustments                                             74,582         31,727          102,540
                                                                  --------       --------        ---------

        Net cash provided (used) by
         operating activities                                       58,120        (44,673)          (7,269)
                                                                  --------       --------        ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 1991, 1992 and 1993

                                 (In thousands)



                                                                 1991             1992               1993
                                                                 ----             ----               ----
Cash flows from investing activities:
  Capital expenditures                                         $(195,146)       $ (85,150)         $ (47,986)
  Marketable securities:
    Purchases                                                   (536,435)        (156,573)           (11,053)
    Dispositions                                                 623,937          473,935             79,398
  Proceeds from disposition of
   property and equipment                                          1,033            1,484            175,537
  Investment in joint venture                                       -                -               (14,405)
  Loans to affiliates:
    Loans                                                       (150,000)            -                  (210)
    Collections                                                  150,000             -                  -
  Other, net                                                      (2,819)           1,168                670
                                                               ---------        ---------          ---------

      Net cash provided (used) by
       investing activities                                     (109,430)         234,864            181,951
                                                               ---------        ---------          ---------

Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                                    178,195           63,603            465,554
    Principal payments                                          (174,565)        (263,093)          (607,417)
    Deferred financing costs                                      (8,188)          (1,881)           (12,860)
  Repayments of loans from affiliates                             (1,126)            -                  -
  Distributions to minority interest                                (869)            (277)              (613)
  Dividends paid                                                 (34,724)         (17,807)              -
  Purchases of treasury stock and other                         (202,492)          (3,660)              -
                                                               ---------        ---------          ---------

      Net cash used by financing
       activities                                               (243,769)        (223,115)          (155,336)
                                                               ---------        ---------          ---------

      Net change during the year from
       operating, investing and
       financing activities                                    $(295,079)       $ (32,924)         $  19,346
                                                               =========        =========          =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 1991, 1992 and 1993

                                 (In thousands)



                                                                      1991           1992           1993
                                                                      ----           ----           ----
Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
     activities                                                     $(295,079)     $(32,924)       $ 19,346
    Currency translation                                              (14,907)       (5,013)            (86)
                                                                    ----------     --------        --------

                                                                     (309,986)      (37,937)         19,260
  Balance at beginning of year                                        435,256       125,270          87,333
                                                                    ---------      --------        --------

  Balance at end of year                                            $ 125,270      $ 87,333        $106,593
                                                                    =========      ========        ========

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                              $ 107,638      $137,996        $ 91,576
  Income taxes                                                         54,628        31,369          11,897





          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

       NL Industries, Inc. is primarily a holding company and conducts its operations through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments ("TiO2")) and Rheox, Inc. (specialty chemicals).

       At December 31, 1993, Valhi, Inc. held approximately 49% of NL's outstanding common stock and Tremont Corporation, a 48%-owned affiliate of Valhi, held an additional 18% of NL's outstanding common stock. Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. All of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and a director of Tremont, may be deemed to control each of such companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

       The accompanying consolidated financial statements include the accounts of NL and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 1993 presentation.

Translation of foreign currencies

       Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments, gains and losses from hedges of investments in non-U.S. entities and the related income tax effects are accumulated in the currency translation adjustments component of shareholders' deficit. Currency transaction gains and losses are recognized in income currently.

Cash and cash equivalents

       Cash equivalents include U.S. Treasury securities purchased under short-term agreements to resell, bank deposits, and government and commercial notes and bills with original maturities of three months or less. Cash and cash equivalents includes $6 million and $18 million at December 31, 1992 and 1993, respectively, which are restricted for letters of credit and certain indebtedness agreements.

Marketable securities and securities transactions

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993, and the Company's marketable securities were classified as either "available-for-sale" or "trading" and are carried at market. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities, and the related deferred income tax effects, are accumulated in the marketable securities adjustment component of shareholders' deficit. See Notes 4 and 19.

       SFAS No. 115 superseded SFAS No. 12 under which marketable securities were generally carried at the lower of aggregate market or amortized cost and unrealized net gains were not recognized.

       Realized gains or losses are computed based on specific identification of the securities sold.

Inventories

       Inventories are stated at the lower of cost (principally average cost) or market. Amounts are removed from inventories at average cost.

Investment in joint ventures

       Investments in 20% to 50%-owned entities are accounted for by the equity method.

Intangible assets

       Intangible assets, included in other noncurrent assets, are amortized by the straight-line method over the periods expected to be benefitted.

Property, equipment, depreciation and depletion

       Property and equipment are stated at cost. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized.

       Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for machinery and equipment. Depletion of mining properties is computed by the unit-of-production and straight-line methods.

Employee benefit plans

       Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 11.

Net sales

       Sales are recognized as products are shipped.

Income taxes

        Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and unconsolidated affiliates not included in the Company's U.S. tax group (the "NL Tax Group").

Loss per share of common stock

        Loss per share of common stock is based upon the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are antidilutive.

NOTE 3 - BUSINESS AND GEOGRAPHIC SEGMENTS:

        The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Specialty chemicals include rheological additives which control the flow and leveling characteristics of a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. General corporate assets consist principally of cash, cash equivalents and marketable securities.

                                                          Years ended December 31,
                                                   -------------------------------------------
                                                   1991               1992               1993
                                                   ----               ----               ----
                                                                (In thousands)
Business segments
  Net sales:
    Kronos                                        $ 732,108          $ 784,568          $697,048
    Rheox                                           108,187            108,897           108,275
                                                  ---------          ---------          --------

                                                  $ 840,295          $ 893,465          $805,323
                                                  =========          =========          ========

  Operating income:
    Kronos                                        $ 110,767          $  81,941          $ 36,146
    Rheox                                            28,194             28,792            26,254
                                                  ---------          ---------          --------

                                                    138,961            110,733            62,400

  General corporate income (expense):
    Interest and dividends                           40,502             14,234             4,104
    Securities transactions                         (53,092)            (6,018)            4,363
    Expenses, net                                   (44,921)           (43,452)          (41,516)
    Interest expense                               (100,412)          (118,511)          (99,119)
                                                  ---------          ---------          --------

                                                  $ (18,962)         $ (43,014)         $(69,768)
                                                  =========          =========          ========

  Capital expenditures:
    Kronos                                        $ 189,475          $  81,872          $ 46,913
    Rheox                                             5,358              3,064             1,069
    General corporate                                   313                214                 4
                                                  ---------          ---------          --------

                                                  $ 195,146          $  85,150          $ 47,986
                                                  =========          =========          ========

  Depreciation, depletion and
   amortization:
    Kronos                                        $  29,324          $  44,360          $ 42,877
    Rheox                                             2,974              3,184             3,176
    General corporate                                   283                285               287
                                                  ---------          ---------          --------

                                                  $  32,581          $  47,829          $ 46,340
                                                  =========          =========          ========

                                                                      Years ended December 31,
                                                            -----------------------------------------------
                                                             1991               1992                1993
                                                             ----               ----                ----
                                                                           (In thousands)
Geographic areas

  Net sales - point of origin:
    United States                                           $ 207,762          $ 238,170           $ 270,288
    Europe                                                    623,036            643,670             519,064
    Canada                                                    136,316            138,656             132,930
    Eliminations                                             (126,819)          (127,031)           (116,959)
                                                            ---------          ---------           ---------

                                                            $ 840,295          $ 893,465           $ 805,323
                                                            =========          =========           =========

  Net sales - point of destination:
    United States                                           $ 180,883          $ 204,270           $ 217,892
    Europe                                                    485,784            518,711             418,072
    Canada                                                     79,198             72,692              76,078
    Other                                                      94,430             97,792              93,281
                                                            ---------          ---------           ---------

                                                            $ 840,295          $ 893,465           $ 805,323
                                                            =========          =========           =========
  Operating income:
    United States                                           $  16,578          $     629           $  20,981
    Europe                                                     99,646             81,805              19,658
    Canada                                                     22,737             28,299              21,761
                                                            ---------          ---------           ---------

                                                            $ 138,961          $ 110,733           $  62,400
                                                            =========          =========           =========

                                                                                      December 31,
                                                                               -------------------------
                                                                                1992                1993
                                                                                ----                ----
                                                                                     (In thousands)
Identifiable assets

  Business segments:
    Kronos                                                                     $1,246,186         $1,008,453
    Rheox                                                                          76,248             75,362
    General corporate                                                             149,673            122,734
                                                                               ----------         ----------

                                                                               $1,472,107         $1,206,549
                                                                               ==========         ==========

  Geographic segments:
    United States                                                              $  498,029         $  326,831
    Europe                                                                        671,349            622,826
    Canada                                                                        153,056            134,158
    General corporate                                                             149,673            122,734
                                                                               ----------         ----------

                                                                               $1,472,107         $1,206,549
                                                                               ==========         ==========

NOTE 4 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                      December 31,
                                                   -------------------
                                                   1992           1993
                                                   ----           ----
                                                      (In thousands)
Current:
  Marketable equity securities                   $  6,996        $  -
  U.S. Treasury securities                         93,611         41,045
                                                 --------        -------

                                                 $100,607        $41,045
                                                 ========        =======

Noncurrent:
  Marketable equity securities                   $  9,192        $18,428
  U.S. Treasury securities                         14,389           -
                                                 --------        -------

                                                 $ 23,581        $18,428
                                                 ========        =======

Marketable equity securities:
  Current:
    Unrealized gains                             $     13        $  -
    Unrealized losses                              (4,233)          -
    Cost                                           11,216           -
                                                 --------        -------

      Aggregate market                           $  6,996        $  -
                                                 ========        =======

  Noncurrent:
    Unrealized gains                             $   -           $    33
    Unrealized losses                                (979)        (2,951)
    Cost                                           10,171         21,346
                                                 --------        -------

      Aggregate market                           $  9,192        $18,428
                                                 ========        =======

Current U.S. Treasury securities:
  Unrealized gains (losses)                      $    (59)       $    52
  Cost                                             93,670         40,993
                                                 --------        -------

    Aggregate market                             $ 93,611        $41,045
                                                 ========        =======


       Upon adoption of SFAS No. 115 as of December 31, 1993, the Company classified its portfolio of U.S. Treasury Securities as trading securities and its marketable equity securities as available-for-sale.

Net gains and losses from securities transactions are composed of:

                                                                       Years ended December 31,
                                                             ------------------------------------------
                                                             1991               1992               1993
                                                             ----               ----               ----
                                                                          (In thousands)
Unrealized gains (losses):
Marketable equity securities                              $   (517)           $   (52)            $2,348
Other securities                                             2,337               (513)             1,172
Realized gains (losses):
Marketable equity securities                               (52,813)              (528)                (9)
Other securities                                             4,437              1,006                852
Writedown of noncurrent marketable
equity securities                                            (6,536)            (5,931)              -
                                                           --------            -------             ------

                                                           $(53,092)           $(6,018)            $4,363
                                                           ========            =======             ======


NOTE 5 - INVENTORIES:

                                                                December 31,
                                                            ----------------------
                                                            1992            1993
                                                            ----            ----
                                                              (In thousands)
Raw materials                                              $ 43,773        $ 19,785
Work in process                                               9,201           7,173
Finished products                                           123,317         135,102
Supplies                                                     39,941          32,107
                                                           --------        --------

                                                           $216,232        $194,167
                                                           ========        ========


NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                December 31,
                                                           ----------------------
                                                            1992             1993
                                                            ----             ----
                                                               (In thousands)
TiO2 manufacturing joint venture                            $ -            $188,031
Other                                                        2,434            2,756
                                                            ------         --------

                                                            $2,434         $190,787
                                                            ======         ========

        In October 1993, Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, formed a manufacturing joint venture with Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"). Under the terms of the joint venture and related agreements, KLA contributed the Louisiana plant to the joint venture, Tioxide paid an aggregate of approximately $205 million, including its tranche of the joint venture debt, and Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Of the total consideration paid by Tioxide, $30 million is attributable to the exchange of technologies. The manufacturing joint venture, which was equally owned by KLA and a subsidiary of Tioxide, owns and operates the Louisiana chloride process TiO2 plant formerly owned by KLA. Upon formation, the joint venture obtained $216 million in new financing, which is collateralized by the partnership interests of the partners and substantially all of the assets of the joint venture. The new financing consists of two equal tranches, one attributable to each partner, and each tranche is serviced through (i) the purchase of the plant's TiO2 output in equal quantities by the partners and
(ii) cash capital contributions. KLA has entered into an Offtake Agreement which requires the purchase of one-half of the TiO2 produced by the joint venture. Kronos' pro rata share of the joint venture debt is reflected as outstanding indebtedness of the Company because Kronos has guaranteed the purchase obligation relative to the debt service of its tranche. See Note 10.

       The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's operating expenses (fixed and variable costs of production and interest expense). Kronos' share of the fixed and variable production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense is reported as a component of interest expense.

       A summary balance sheet of the manufacturing joint venture is shown below.

                                                        December 31,
                                                            1993
                                                        ------------
                                                       (In thousands)
                ASSETS
Current assets                                             $ 44,477
Other assets                                                  2,376
Property and equipment, net                                 347,344
                                                           --------

                                                           $394,197
                                                           ========


   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche                                           $104,143
  Tioxide tranche                                           102,600
Other liabilities, primarily current                         16,197
                                                           --------
                                                            222,940

Partners' equity                                            171,257
                                                           --------

                                                           $394,197
                                                           ========

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                               December 31,
                                                          -----------------------
                                                           1992            1993
                                                           ----            ----
                                                            (In thousands)

Intangible assets, net of accumulated
 amortization of $9,792 and $11,941                       $19,127         $15,317
Deferred financing costs, net                              20,533          18,954
Other                                                       8,581           8,084
                                                          -------         -------

                                                          $48,241         $42,355
                                                          =======         =======


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                               December 31,
                                                         ------------------------
                                                           1992            1993
                                                           ----            ----
                                                           (In thousands)

Accounts payable                                         $ 98,990        $ 89,010
                                                         --------        --------
Accrued liabilities:
  Employee benefits                                        38,506          32,350
  Environmental costs                                      12,080          14,517
  Interest                                                  4,376           6,933
  Miscellaneous taxes                                       3,980           2,240
  Other                                                    31,706          32,215
                                                         --------        --------

                                                           90,648          88,255
                                                         --------        --------

                                                         $189,638        $177,265
                                                         ========        ========

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                               December 31,
                                                          -----------------------
                                                            1992            1993
                                                            ----            ----
                                                       (In thousands)
Environmental costs                                       $59,403        $ 70,789
Insurance claims expenses                                  10,014          10,299
Employee benefits                                          10,392          10,084
Deferred technology fee income                               -             26,881
Other                                                       4,069           3,256
                                                          -------        --------

                                                          $83,878        $121,309
                                                          =======        ========

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                        December 31,
                                                ----------------------------
                                                   1992              1993
                                                   ----              ----
                                                       (In thousands)

Notes payable - non-U.S. credit agreements      $      315          $   -
                                                ==========          ========

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes                 $     -             $250,000
    13% Senior Secured Discount Notes                 -              102,627
    7.5% sinking fund debentures                    14,374              -
                                                ----------          --------

                                                    14,374           352,627
                                                ----------          --------
  Kronos:
    DM bank credit facility                        681,560           316,032
    Joint venture term loan                           -              104,143
    Kronos Louisiana credit facility               215,000              -
    Canadian bank credit agreement                   3,942              -
    5% to 8% bank loans payable through 2000        19,367            12,338
    Other                                            2,230             2,175
                                                ----------          --------

                                                   922,099           434,688
                                                ----------          --------
  Rheox:
    Bank term loan                                  97,500            82,500
    Other                                            1,311             1,070
                                                ----------          --------

                                                    98,811            83,570
                                                ----------          --------

                                                 1,035,284           870,885
  Less current maturities                           43,328            35,716
                                                ----------          --------

                                                $  991,956          $835,169
                                                ==========          ========

        In October 1993, NL issued $250 million principal amount of 11.75% Senior Secured Notes due 2003 and $188 million principal amount at maturity ($100 million proceeds at issuance) of 13% Senior Secured Discount Notes due 2005 (collectively, the "Notes"). The Notes are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the respective Notes (the "Mirror Notes"). The Senior Secured Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of Rheox. The Senior Secured Notes and the Senior Secured Discount Notes are redeemable, at the Company's option, after October 2000 and October 1998, respectively, except that up to one-third of the aggregate principal amount of the Senior Secured Discount Notes are redeemable (at 113% of the then-accreted value) upon any Common Stock Offering, as defined, prior to October 1996. For redemptions, other than redemptions pursuant to any Common Stock Offering, the redemption prices range from 101.5% (starting October 2000) declining to 100% (after October 2001) of the principal amount for the Senior Secured Notes and range from 106% (starting October 1998) declining to 100% (after October 2001) of the then-accreted value of the Senior Secured Discount Notes. In the event of a Change of Control, as defined, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Senior Secured Notes and 101% of the then-accreted value of the Senior Secured Discount Notes. The Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of its assets to, another entity. At December 31, 1993, there were no amounts available for payment for dividends pursuant to the terms of the indentures. The Senior Secured Discount Notes do not require cash interest payments for the first five years. At December 31, 1993, the quoted market price per $100 principal amount at maturity of the Senior Secured Notes and the Senior Secured Discount Notes was $104 and $57.75, respectively.

       The DM credit facility, as amended, consists of a DM 448 million term loan due from 1997 to 1999 and a DM 250 million revolving credit facility due no later than 2000, of which DM 100 million is outstanding and DM 150 million was available for future borrowings by KII at December 31, 1993. During February 1994, the Company borrowed an additional DM 25 million under the revolving credit facility. Borrowings bear interest at DM LIBOR plus 1.625% (8.19% at December 31, 1993). KII has entered into agreements with certain banks in the syndicate which caps DM LIBOR at 10.5% on DM 520 million principal amount of the loan. The principal amount subject to the cap declines as the loan is repaid. NL and Kronos have agreed, under certain circumstances, to provide KII with up to DM 125 million through January 1, 2001.

       The DM credit facility is collateralized by pledges of the stock of certain KII subsidiaries. The credit agreement restricts KII's ability to incur additional indebtedness, restricts its dividends and other payments to affiliates, requires it to maintain specified debt service coverage and other ratios, and contains other provisions and restrictive covenants customary in lending transactions of this type.

       Borrowings under KLA's tranche of the joint venture term loan bear interest at LIBOR plus 1.625% (5.01% at December 31, 1993) and are repayable in quarterly installments through September 2000. See Note 6.

       Rheox has a credit agreement providing for a seven-year term loan due in quarterly installments through December 1997 and a $15 million revolving credit/letter of credit facility due March 1994. At December 31, 1993, letters of credit aggregating $1 million were outstanding. Borrowings bear interest, at Rheox's option, at prime rate plus 1.5% or LIBOR plus 2.5% (5.83% at December 31, 1993), and are collateralized by the stock of Rheox and its domestic subsidiary and by Rheox's U.S. assets. The credit agreement restricts Rheox's ability to incur additional indebtedness, restricts its dividend payments and contains other provisions and restrictive covenants customary in lending transactions of this type. The Company has initiated discussions with the agent bank regarding the extension of the revolving credit/letter of credit facility.

       In connection with the credit agreement, Rheox has entered into interest rate swap agreements to mitigate the impact of changes in interest rates on the term loan. These swap agreements, which mature December 31, 1994, effectively convert the interest rate on $60 million of the loan (at December 31, 1993) from a variable rate to a fixed rate of 8.1% The effective interest rate on the Rheox term loan was 7.3% at December 31, 1993, including the impact of the swap agreements. At December 31, 1993, the fair value of the swap agreements payable is estimated to be $1 million, which amount represents the estimated cost to the Company if it were to terminate the swap agreements at that date. Rheox is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements. However, Rheox does not anticipate nonperformance by such parties.

       Unused lines of credit available for short-term borrowings under U.S. and non-U.S. credit facilities approximated $14 million and $117 million, respectively, at December 31, 1993.

       Other loans consist of non-U.S. mortgage and other borrowings of the Company's subsidiaries denominated primarily in non-U.S. currencies.

       Substantially all of the long-term debt of subsidiaries, except to the extent of the interest rate swap agreements relating to the Rheox term loan as noted above, have variable interest rates which adjust with changes in market interest rates or have short terms to maturity, and the book value of such indebtedness is deemed to approximate fair value.

       The aggregate maturities of long-term debt at December 31, 1993 are shown in the table below.

     Years ending December 31,                                          Amount
     -------------------------                                      --------------
                                                                    (In thousands)

        1994                                                            $ 35,716
        1995                                                              39,327
        1996                                                              40,940
        1997                                                             101,100
        1998                                                             102,186
        1999 and thereafter                                              636,489
                                                                        --------
                                                                         955,758
     Less unamortized original issue discount on the
      Senior Secured Discount Notes                                       84,873
                                                                        --------

                                                                        $870,885
                                                                        ========

NOTE 11 -  EMPLOYEE BENEFIT PLANS:

Company-sponsored pension plans

       The Company maintains various defined benefit and defined contribution pension plans covering substantially all employees. Personnel employed by non-U.S. subsidiaries are covered by separate plans in their respective countries and U.S. employees are covered by various plans including the Retirement Programs of NL Industries, Inc. (the "NL Pension Plan").

       A majority of U.S. employees are eligible to participate in a contributory savings plan with partial matching contributions by the Company. The Company's expense related to matching contributions was $.6 million, $1.0 million and nil in 1991, 1992 and 1993, respectively.

       Defined pension benefits are generally based upon years of service and compensation under fixed-dollar, final pay or career average formulas, and the related expenses are based upon independent actuarial valuations. The funding policy for U.S. defined benefit plans is to contribute amounts which satisfy funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements.

       The funded status of the Company's defined benefit pension plans is set forth below. The rates used in determining the actuarial present value of benefit obligations were (i) discount rates - 7% to 8.5% (1992 - 8% to 9%) and
(ii) rates of increase in future compensation levels - nil to 6% (1992 - nil to 7%). The expected long-term rates of return on assets used ranged from 8% to 10% in both 1992 and 1993. Plan assets are comprised primarily of investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

       SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates, including the rate of return on pension plan assets, will result in additional increases or decreases in accrued pension liabilities, pension expense and funding requirements in future periods.

                                                         Assets exceed             Accumulated benefits
                                                      accumulated benefits             exceed assets
                                                      --------------------         ---------------------
                                                          December 31,                 December 31,
                                                      --------------------         ---------------------
                                                       1992           1993           1992           1993
                                                       ----           ----           ----           ----
                                                                        (In thousands)
Actuarial present value of benefit
 obligations:
  Vested benefits                                       $27,874       $40,612       $141,909       $137,156
  Nonvested benefits                                        933         3,160          3,297          2,893
                                                        -------       -------       --------       --------

  Accumulated benefit obligations                        28,807        43,772        145,206        140,049
  Effect of projected salary
   increases                                              6,289         6,235          8,762         17,664
                                                        -------       -------       --------       --------

  Projected benefit obligations                          35,096        50,007        153,968        157,713
Plan assets at fair value                                50,579        63,565        102,553         88,881
                                                        -------       -------       --------       --------

Plan assets over (under) projected
 benefit obligations                                     15,483        13,558        (51,415)       (68,832)
Unrecognized net loss (gain) from
 experience different from
 actuarial assumptions                                      718           774        (29,744)        (4,958)
Unrecognized prior service cost
 (credit)                                                 3,646         3,121         (4,284)        (3,879)
Unrecognized transition obligations
 (assets) being amortized over 15
 to 18 years                                             (3,791)       (1,146)         5,017          2,586
Adjustment required to recognize
 minimum liability                                         -             -              -            (3,442)
                                                        -------       -------       --------       --------

      Total prepaid (accrued)
       pension cost                                      16,056        16,307        (80,426)       (78,525)
Less current portion                                       -             -            (6,470)        (5,919)
                                                        -------       -------       --------       --------

      Noncurrent prepaid (accrued)
       pension cost                                     $16,056       $16,307       $(73,956)      $(72,606)
                                                        =======       =======       ========       ========

        The components of the net periodic defined benefit pension cost are set forth below.

                                                                             Years ended December 31,
                                                                       --------------------------------------
                                                                        1991           1992           1993
                                                                        ----           ----           ----
                                                                                  (In thousands)
Service cost benefits earned during the year                           $  5,151       $  4,272        $  4,082
Interest cost on projected benefit obligations                           12,705         13,804          14,430
Actual return on plan assets                                            (13,147)       (12,248)        (15,647)
Net amortization and deferrals                                              439         (1,346)          2,413
                                                                       --------       --------        --------

                                                                       $  5,148       $  4,482        $  5,278
                                                                       ========       ========        ========

Incentive bonus programs

       The Company has incentive bonus programs for certain employees providing for annual payments, which may be in the form of NL common stock, based on formulas involving the profitability of Kronos and Rheox in relation to the annual operating plan of the employee's business unit and individual performance.

Postretirement benefits other than pensions

       In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Certain of the Company's U.S. and Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for the Company. In 1989, the Company began phasing out such benefits for currently active U.S. employees over a ten-year period. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. The Company's policy is to fund medical claims as they are incurred, net of any contributions by the retirees. Effective January 1, 1993, the Company's postretirement medical plans were revised to, among other things, increase the deductible and maximum out-of-pocket amounts, increase the retiree copayment percentage and pass on future cost increases to the participants through increased contributions or decreased reimbursements.

       The rates used in determining the actuarial present value of the accumulated benefit obligations were (i) discount rate - 7% (1992 - 7.75%),
(ii) rate of increase in future compensation levels - 4% (1992 - 5%), (iii) rate of increase in future health care costs - 11% in 1994, gradually declining to 5% in 2000 and thereafter (1992 - 14% in 1993, gradually declining to 6% in 2000 and thereafter) and (iv) return on plan assets - 9% in both 1992 and 1993. If the health care cost trend rate was increased by one percentage point for each year, postretirement benefit expense would have increased approximately $.4 million in 1993, and the actuarial present value of accumulated benefit obligations at December 31, 1993 would have increased by approximately $3.5 million.

                                                                          December 31,
                                                                      --------------------
                                                                      1992            1993
                                                                      ----            ----
                                                                         (In thousands)
Actuarial present value of accumulated benefit
 obligations:
  Retiree benefits                                                    $62,696         $61,686
  Other fully eligible active plan participants                         1,151           1,106
  Other active plan participants                                        2,336           1,962
                                                                      -------         -------
                                                                       66,183          64,754

Plan assets at fair value                                               7,640           8,095
                                                                      -------         -------
Accumulated postretirement benefit obligations
 in excess of plan assets                                              58,543          56,659
Unrecognized net gain from experience different
 from actuarial assumptions                                             1,588           2,390
Unrecognized prior service credit                                      16,618          15,145
                                                                      -------         -------

    Total accrued postretirement benefits cost                         76,749          74,194
Less current portion                                                    4,988           5,872
                                                                      -------         -------

    Noncurrent accrued postretirement benefits cost                   $71,761         $68,322
                                                                      =======         =======

       The components of the Company's net periodic postretirement benefit cost pursuant to SFAS No. 106 for 1992 and 1993 are set forth below:


                                                                           December 31,
                                                                       --------------------
                                                                       1992            1993
                                                                       ----            ----
                                                                          (In thousands)
Interest cost on accumulated benefit obligations                       $6,189         $ 4,911
Service cost benefits earned during the year                              130             127
Expected return on plan assets                                           (650)           (647)
Net amortization and deferrals                                           -             (1,473)
                                                                       ------         -------

                                                                       $5,669         $ 2,918
                                                                       ======         =======

       The aggregate net pay-as-you-go cost to the Company for these benefits approximated $7 million in 1991.

NOTE 12 -  SHAREHOLDERS' DEFICIT:

Common stock

                                                                         Shares of common stock
                                                                   -------------------------------------
                                                                               Treasury
                                                                   Issued        stock       Outstanding
                                                                   ------      --------      -----------
                                                                              (In thousands)
Balance at December 31, 1990                                       66,839        2,704          64,135
  Purchase of treasury shares                                        -          12,934         (12,934)
                                                                   ------       ------         -------

Balance at December 31, 1991                                       66,839       15,638          51,201
  Purchase of treasury shares                                        -             311            (311)
                                                                   ------       ------         -------

Balance at December 31, 1992 and 1993                              66,839       15,949          50,890
                                                                   ======       ======         =======

       During 1990, NL's Board of Directors authorized the purchase of up to five million shares of NL's common stock over an unspecified period of time, to be held as treasury shares available for general corporate purposes. Pursuant to this authorization, the Company purchased 1.6 million and .3 million shares of its common stock in the open market at an aggregate cost of $21 million and $4 million in 1991 and 1992, respectively. In September 1991, the Company purchased 11.3 million shares of its common stock pursuant to a "Dutch auction" self-tender offer for an aggregate cost of $181 million, including 10.9 million shares purchased from Valhi for $175 million.

Common stock options

       The 1989 Long Term Performance Incentive Plan of NL Industries, Inc. (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options and SARs granted pursuant to similar plans which preceded the NL Option Plan ("the Predecessor Option Plans") remain outstanding at December 31, 1993, no additional options may be granted under the Predecessor Option Plans.

       Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

       Changes in outstanding options granted pursuant to the NL Option Plan and the Predecessor Option Plans are summarized in the table below. At December 31, 1993, options to purchase 610,081 shares were exercisable and options to purchase 259,000 shares become exercisable in 1994. At December 31, 1993, an aggregate of 3.5 million shares were available for future grants under the NL Option Plan.

                                                                                                       Amount
                                                                                   Exercise            payable
                                                                                  price per             upon
                                                               Shares               share             exercise
                                                               ------             ---------           --------
                                                                  (In thousands, except per share amounts)
Outstanding at December 31, 1990                                533             $ 8.65 - 26.17         $10,550

  Granted                                                       522                  10.50               5,486
  Exercised                                                      (4)              8.65 - 11.66             (44)
                                                              -----             --------------         -------

Outstanding at December 31, 1991                              1,051               8.65 - 26.17          15,992

  Granted                                                       237                   9.31               2,207
  Canceled or expired                                           (10)              9.31 - 26.17            (126)
                                                              -----             --------------         -------

Outstanding at December 31, 1992                              1,278               8.65 - 24.19          18,073

  Granted                                                       451               5.00 -  7.00           2,645
  Canceled or expired                                            (3)              8.65 - 10.78             (27)
                                                              -----             --------------         -------

Outstanding at December 31, 1993                              1,726             $ 5.00 - 24.19         $20,691
                                                              =====             ==============         =======

Preferred stock

       The Company is authorized to issue a total of five million shares of preferred stock. The rights of preferred stock as to dividends, redemption, liquidation and conversion are determined upon issuance.

NOTE 13 -  OTHER INCOME, NET:

                                                                Years ended December 31,
                                                         -------------------------------------
                                                         1991              1992           1993
                                                         ----              ----           ----
                                                                     (In thousands)
Currency transaction gains, net                         $ 1,594          $ 1,735       $ 3,299
Technology fee income                                      -                -            2,048
Royalty income                                            2,547            1,014         2,016
Disposition of property and equipment                    (1,009)          (1,419)         (199)
Other, net                                                3,911             (133)        2,685
                                                        -------          -------       -------

                                                        $ 7,043          $ 1,197       $ 9,849
                                                        =======          =======       =======

NOTE 14 -  INCOME TAXES:

       The components of (i) loss before income taxes, minority interest, extraordinary items and cumulative effect of changes in accounting principles ("pretax income (loss)"), (ii) the difference between the provision for income taxes attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 34% in 1991 and 1992 and 35% in 1993, (iii) the provision for income taxes and (iv) the comprehensive tax provision (benefit) are presented below.

                                                               Years ended December 31,
                                                       ----------------------------------------
                                                       1991              1992              1993
                                                       ----              ----              ----
                                                                    (In thousands)
Pretax income (loss):
  U.S.                                                $(25,330)         $(52,724)        $(41,579)
  Non-U.S.                                               6,368             9,710          (28,189)
                                                      --------          --------         --------

                                                      $(18,962)         $(43,014)        $(69,768)
                                                      ========          ========         ========

Expected tax benefit                                  $ (6,447)         $(14,625)        $(24,419)
Non-U.S. tax rates                                      (4,681)          (11,224)         (15,620)
Rate difference on capital loss carryback
 and capital loss for which no carryback
 was available                                          14,351              -                -
Rate change adjustment of deferred taxes                  -                 -               6,823
Valuation allowance                                       -               20,237           40,827
Incremental tax on income of companies not
 included in the NL Tax Group                            3,198             5,385            2,553
U.S. state income taxes                                  2,605               353              486
Other, net                                              (5,116)              333            2,063
                                                      --------          --------         --------

                                                      $  3,910          $    459         $ 12,713
                                                      ========          ========         ========

Provision for income taxes:
  Current income tax expense (benefit):
    U.S. federal                                      $ (6,180)         $ (2,103)        $   (915)
    U.S. state                                           2,604              (292)             870
    Non-U.S.                                            14,904            21,803           14,083
                                                      --------          --------         --------

                                                        11,328            19,408           14,038
                                                      --------          --------         --------
  Deferred income tax expense (benefit):
    U.S. federal                                         7,658              (612)             244
    U.S. state                                            -                  645             (384)
    Non-U.S.                                           (15,076)          (18,982)          (1,185)
                                                      --------          --------         --------

                                                        (7,418)          (18,949)          (1,325)
                                                      --------          --------         --------

                                                      $  3,910          $    459         $ 12,713
                                                      ========          ========         ========

                                                                            Years ended December 31,
                                                                    ---------------------------------------
                                                                    1991              1992             1993
                                                                    ----              ----             ----
                                                                                (In thousands)
Comprehensive tax provision (benefit)
 allocable to:
  Pretax loss                                                       $ 3,910           $   459          $12,713
  Extraordinary items, principally
   deferred income taxes                                             (7,241)             -                -
  Shareholders' deficit, principally deferred
   income taxes allocable to currency
   translation and marketable securities
   adjustments                                                        1,023            (1,196)          (1,243)
                                                                    -------           -------          -------

                                                                    $(2,308)          $  (737)         $11,470
                                                                    =======           =======          =======

       Changes in deferred income taxes related to the adoption of new accounting standards are disclosed in Note 19. During 1993, the Company's valuation allowance, in the aggregate, increased by $47 million. The components of the net deferred tax liability are summarized below:

                                                                          December 31,
                                                 -------------------------------------------------------------
                                                           1992                               1993
                                                           ----                               ----
                                                       Deferred tax                       Deferred tax
                                                 --------------------------         --------------------------
                                                 Assets         Liabilities         Assets         Liabilities
                                                 ------         -----------         ------         -----------
                                                                         (In thousands)
Tax effect of temporary differences relating
to:
  Inventories                                    $  3,823        $  (2,986)         $   3,965        $  (2,532)
  Property and equipment                              261         (101,409)             2,694          (90,356)
  Accrued postretirement
   benefits cost                                   26,112             -                25,955             -
  Accrued pension cost                              7,808           (9,770)             9,712           (9,224)
  Accrued environmental costs                      21,404             -                26,784             -
  Other accrued liabilities and
   deductible differences                          14,484             -                22,070             -
  Other taxable differences                          -             (95,892)              -            (104,940)
Tax on unremitted earnings of
 non-U.S. subsidiaries                                619          (39,277)               577          (27,742)
Tax loss and tax credit
 carryforwards                                    112,212             -               137,706             -
Valuation allowance                               (86,031)            -              (133,377)
                                                 --------        ---------          ---------        ---------

  Gross deferred tax assets
   (liabilities)                                  100,692         (249,334)            96,086         (234,794)

Reclassification, principally
 netting by tax jurisdiction                      (99,016)          99,016            (92,194)          92,194
                                                 --------        ---------          ---------        ---------

  Net total deferred tax assets
   (liabilities)                                    1,676         (150,318)             3,892         (142,600)
  Net current deferred tax
   assets (liabilities)                             1,676           (4,573)             3,315           (3,623)
                                                 --------        ---------          ---------        ---------

  Net noncurrent deferred tax
   assets (liabilities)                          $   -           $(145,745)         $     577        $(138,977)
                                                 ========        =========          =========        =========

       The components of the provision for deferred income taxes for 1991 (a disclosure no longer required upon the adoption of SFAS No. 109) is summarized below.

                                                        Year ended
                                                       December 31,
                                                           1991
                                                       ------------
                                                      (In thousands)
Depreciation                                               $ 2,525
Cash basis income and expense                               (1,607)
Undistributed income of subsidiaries                        (8,747)
Other, net                                                     411
                                                           -------

                                                           $(7,418)
                                                           =======


       At December 31, 1993, the Company had $250 million of non-U.S. income tax loss carryforwards with no expiration dates. In addition, the Company had, for U.S. federal income tax purposes, capital loss carryforwards of $17 million which expire during 1996, net operating loss carryforwards of $30 million, of which $7 million expires in 2007 and $23 million expires in 2008, and an alternative minimum tax credit carryforward of $11 million with no expiration date.

       Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany are being examined and tax authorities have proposed or may propose tax deficiencies. In June 1993, the German tax authorities issued assessment reports in connection with examinations of the Company's German income tax returns, disallowing the Company's claims for refunds, primarily for 1989 and 1990, aggregating DM 160 million ($92 million at December 31, 1993) and proposing additional taxes of DM 100 million ($58 million at December 31, 1993). The Company has applied for administrative relief from collection procedures and may grant a lien on certain German assets while the Company contests the proposed adjustments. Although the Company believes it will ultimately prevail, in June 1993, the Company reclassified refundable income tax claims of approximately DM 160 million ($92 million) from current assets to noncurrent assets due to the uncertain timing of a resolution. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. In July 1992, the Company paid $15 million of previously accrued interest and income taxes related to the settlement of examinations of the Company's U.S. federal income tax returns for the years ended December 31, 1979 through 1984.

       In 1991, based upon revisions in the Company's estimate of liabilities for income taxes and related interest expense which may ultimately result from the examinations referred to above, the Company reduced its accrual for income tax related interest by $9 million. This change in estimate considered, among other things, the Company's settlement with the IRS of a matter related to the qualified status of certain of the Company's defined benefit pension plans, which plans were determined to be qualified with respect to the periods in question.

NOTE 15 -  OTHER ITEMS:

       Research, development and sales technical support expense approximated $9 million in 1991, $11 million in 1992 and $10 million in 1993.

       Interest capitalized in connection with long-term capital projects was $26 million in 1991, $9 million in 1992 and $1 million in 1993.

NOTE 16 -  EXTRAORDINARY ITEMS:

                                                              Years ended December 31,
                                                         ------------------------------------
                                                         1991           1992           1993
                                                         ----           ----           ----
                                                                  (In thousands)
Gain (loss) on early extinguishment of
 indebtedness:
  7.5% sinking fund debentures                           $  282        $  -          $   -
  Kronos Louisiana term loan and
   DM credit facility                                       -             -           (27,815)
  Provision for income taxes                                 (6)          -              -
                                                         ------        ------        --------
                                                            276           -           (27,815)
Income tax benefit of utilization of tax
 loss and tax credit carryforwards                        7,247           -              -
                                                         ------        ------        --------

                                                         $7,523        $  -          $(27,815)
                                                         ======        ======        ========

       The extraordinary loss in 1993 relates to the settlement of certain interest rate swap agreements for $20 million in cash in conjunction with repaying the Louisiana plant indebtedness and the write-off of deferred financing costs related to such repayment and the paydown of a portion of the DM bank credit facility.

       Upon adoption of SFAS No. 109 in 1992, utilization of tax loss and tax credit carryforwards are not classified as extraordinary items.

NOTE 17 -  RELATED PARTY TRANSACTIONS:

        The Company may be deemed to be controlled by Harold C. Simmons. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company, the Company from time to time considers, reviews and evaluates, and understands that Contran, Valhi and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, and restrictions under the indentures and other agreements, it is possible that the Company might be a party to one or more such transactions in the future.

       It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

       During August 1991, the Company entered into a revolving demand loan agreement with Valhi in an amount not to exceed the lesser of $200 million or the amount Valhi has available under bank credit agreements. The Company advanced $150 million pursuant to this agreement which Valhi repaid in September 1991. Interest income on the amount advanced under the demand loan agreement was $.6 million in 1991.

       Baroid Corporation, a former wholly-owned subsidiary of the Company and currently a subsidiary of Dresser Industries, Inc., and the Company are parties to an intercorporate services agreement (the "Baroid ISA") pursuant to which, as amended, Baroid agreed to make certain services available to the Company on a fee basis subject to termination or renewal by mutual agreement. Management services fee expense pursuant to the Baroid ISA approximated $4.3 million in 1991, $2.3 million in 1992 and $.3 million in 1993.

       The Company is a party to an intercorporate services agreement with Valhi (the "Valhi ISA") whereby Valhi provides certain management, financial and administrative services to the Company on a fee basis. Management services fee expense related to the Valhi ISA was $1.5 million in 1991, $1.4 million in 1992 and $.7 million in 1993.

       The Company was party to an intercorporate services agreement with Tremont (the "Tremont ISA") until June 1993 when the agreement was terminated. Under the terms of the contract, the Company provided certain management, financial and legal services to Tremont on a fee basis. Management services fee income related to the Tremont ISA was $.3 million in 1991, $.5 million in 1992 and $.1 million in 1993.

       Purchases from Tremont in the ordinary course of business pursuant to a long-term supply contract were $.6 million in 1991, $.6 million in 1992 and $.4 million in 1993.

       Sales to Baroid in the ordinary course of business were $1.8 million in 1991, $2.1 million in 1992 and $1.8 million in 1993.

        Purchases in the ordinary course of business from unconsolidated joint ventures were approximately $9 million in 1991 and 1992 and $22 million in 1993.

       Certain employees of the Company have been granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company and Valhi have agreed that the Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense (nil in 1991, 1992 and 1993) in a manner similar to accounting for SARs. At December 31, 1993, employees of the Company held options to purchase 365,000 shares (347,000 shares vested) of Valhi common stock at exercise prices ranging from $5 to $15 per share.

       In conjunction with the formation of Baroid, the Company and Baroid entered into a Cross-Indemnification Agreement pursuant to which, as amended, the Company agreed to indemnify Baroid with regard to all liabilities not expressly assumed by Baroid and Baroid agreed to indemnify the Company with regard to all liabilities assumed by Baroid.

       Net amounts payable to affiliates are summarized in the following table.

                                                            December 31,
                                                        --------------------
                                                        1992            1993
                                                        ----            ----
                                                         (In thousands)
  Tremont Corporation                                   $4,056          $4,777
  Louisiana Pigment Company, L.P.                         -              4,789
  Valhi, Inc.                                               30            -
                                                        ------          ------

                                                        $4,086          $9,566
                                                        ======          ======

NOTE 18 -  COMMITMENTS AND CONTINGENCIES:

Leases

       The Company leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. In addition, Kronos has a governmental concession through 2007 to operate its ilmenite mine in Norway.

       Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement, which expired in 1991 and to which an extension through 2011 has been agreed in principle, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Kronos and the lessor are continuing discussions regarding a definitive agreement for the extension of the supplies and services agreement. Both the lease and the supplies and services agreements restrict the Company's ability to transfer ownership or use of the Leverkusen facility.

       Net rent expense aggregated $6 million in 1991, $9 million in 1992 and $8 million in 1993. At December 31, 1993, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,                   Real Estate       Equipment
- -------------------------                   -----------       ---------
                                                 (In thousands)
  1994                                       $ 1,234            $1,776
  1995                                         1,306             1,413
  1996                                         1,307               777
  1997                                         1,291               548
  1998                                         1,263               468
  1999 and thereafter                         13,193                15
                                             -------            ------

                                             $19,594            $4,997
                                             =======            ======


Legal proceedings

       Lead pigment litigation. Since 1987, the Company, other past manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

       The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, which was permitted for interior residential use in the United States until 1973, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; several are on appeal.

       The Company believes that these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend all actions vigorously. Considering the Company's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed.

       Environmental matters and litigation. Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named a potential responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 80 governmental enforcement and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. Environmental

Protection Agency's Superfund National Priorities List. These actions seek cleanup costs and/or damages for personal injury or property damage. While the Company may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1993, the Company had accrued $70 million in respect of those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $105 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

       Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain operations and products of the Company have the potential to cause environmental or other damage. The Company continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to comply with environmental laws and regulations at all of its facilities and to continually strive to improve environmental performance in association with applicable industry initiatives. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances.

       Other litigation. The Company is involved in other litigation, including litigation regarding the Feed Materials Production Center in Ohio owned by the U.S. Department of Energy, formerly managed under contract by NLO, Inc., a wholly-owned subsidiary of the Company, and other matters.

       The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses.

       The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Concentrations of credit risk

       Sales of TiO2 accounted for almost 90% of net sales during the past three years. TiO2 is sold to the paint, paper and plastics industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well- being of the various geographic regions. TiO2 is sold to over 5,000 customers, none of which represents a significant portion of net sales. In the past three years, approximately one-half of the Company's TiO2 sales by volume were to Europe and approximately one-third in 1991 and 1992 and 38% in 1993 of sales were attributable to North America.

       Consolidated cash and cash equivalents includes $22 million and $64 million invested in U.S. Treasury securities purchased under short- term agreements to resell at December 31, 1992 and 1993, respectively. Such securities are held in trust for the Company by a single U.S. bank.


NOTE 19 -  CHANGES IN ACCOUNTING PRINCIPLES:

       In 1993, the Company adopted SFAS No. 115 (marketable securities) as of December 31, 1993. In 1992, the Company (i) elected early compliance with both SFAS No. 106 (OPEB) and SFAS No. 109 (income taxes) as of January 1, 1992; (ii) elected immediate recognition of the OPEB transition obligation; and (iii) elected to apply SFAS No. 109 prospectively and not restate prior years. The cumulative effect of changes in accounting principles adjustments are shown below.

                                                    Amount reflected in
                                               -----------------------------
                                                                    Equity
                                               Earnings            component
                                               --------            ---------
                                                      (In thousands)
Increase (decrease) in net assets at
 December 31, 1993 - SFAS No. 115:
  Marketable securities                        $1,872               $(1,872)
  Deferred income taxes                          (655)                  655
                                               ------               -------

                                               $1,217               $(1,217)
                                               ======               =======



                                                           Amount
                                                         ----------
                                                       (In thousands)
Increase (decrease) in net assets at
 January 1, 1992 - SFAS Nos. 106 and 109:
  Accrued postretirement benefits cost                    $(74,918)
  Deferred income taxes, net                                43,114
                                                          --------

                                                          $(31,804)
                                                          ========

NOTE 20 -  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                           Quarter ended,
                                                      -------------------------------------------------------
                                                      March 31        June 30        Sept. 30        Dec. 31
                                                      --------        --------       --------        --------
                                                              (In thousands, except per share amounts)
Year ended December 31, 1992:

  Net sales                                            $226,091       $235,603        $232,297       $199,474
  Cost of sales                                         158,891        169,896         164,133        136,109
  Operating income                                       25,610         26,302          29,282         29,539

  Loss before cumulative effect
   of changes in accounting
   principles                                          $ (7,510)      $ (8,467)       $(11,331)      $(17,288)
  Cumulative effect of changes in
   accounting principles                                (31,804)         -                -              -
                                                       --------       --------        --------       --------

      Net loss                                         $(39,314)      $ (8,467)       $(11,331)      $(17,288)
                                                       ========       ========        ========       ========

  Per share of common stock:
    Loss before cumulative effect
     of changes in accounting
     principles                                        $   (.15)      $   (.17)       $   (.22)      $   (.34)
    Cumulative effect of changes in
     accounting principles                                 (.62)           -               -              -
                                                       --------       --------        --------       --------

      Net loss                                         $   (.77)      $   (.17)       $   (.22)      $   (.34)
                                                       ========       ========        ========       ========

  Weighted average shares
   outstanding                                           50,959         50,890          50,890         50,890
                                                       ========       ========        ========       ========



Year ended December 31, 1993:

  Net sales                                            $198,518       $221,378        $202,096       $183,331
  Cost of sales                                         142,506        171,671         156,894        141,296
  Operating income                                       23,105         15,166          12,773         11,356

  Loss before extraordinary item
   and cumulative effect of change
   in accounting principle                             $(13,490)      $(28,002)       $(18,722)      $(22,997)
  Extraordinary item                                       -              -               -           (27,815)
  Cumulative effect of change in
   accounting principle                                    -              -               -             1,217
                                                       --------       --------        --------       --------

      Net loss                                         $(13,490)      $(28,002)       $(18,722)      $(49,595)
                                                       ========       ========        ========       ========

                                                                           Quarter ended,
                                                        ------------------------------------------------------
                                                        March 31       June 30         Sept. 30       Dec. 31
                                                        --------       --------        --------       --------
                                                               (In thousands, except per share amounts)
  Per share of common stock:
    Loss before extraordinary item
     and cumulative effect of change
     in accounting principle                             $(.27)         $(.55)          $(.37)         $(.44)
    Extraordinary item                                     -              -               -             (.55)
    Cumulative effect of change in
     accounting principle                                  -              -               -              .02
                                                         -----          -----           -----          -----

      Net loss                                           $(.27)         $(.55)          $(.37)         $(.97)
                                                         =====          =====           =====          =====

  Weighted average shares
   outstanding                                          50,890         50,890          50,890         50,890
                                                        ======         ======          ======         ======



NOTE 21 - SUBSEQUENT EVENT:

       On February 24, 1994, the Company settled its lawsuit against Lockheed Corporation and its directors in connection with Lockheed's 1990 annual meeting of stockholders. Under the terms of the settlement, Lockheed made a cash payment to the Company of $27 million with net proceeds to the Company of approximately $20 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


     Our report on the consolidated financial statements of NL Industries, Inc. is included on page F-2 of this Annual Report on Form 10-K. As discussed in Notes 2 and 19 to the consolidated financial statements, in 1993 the Company changed its method of accounting for marketable securities, and in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                 COOPERS & LYBRAND

Houston, Texas
February 9, 1994 except for
 Note 21, as to which the
 date is February 24, 1994

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     SCHEDULE I - MARKETABLE SECURITIES (a)

                               December 31, 1993

                                 (In thousands)

                                                          Number of                                                Amount
      Name of issuer and                               shares/principal                                          carriedin
      title of each issue                                   amount            Cost         Market value         balancsheet
      -------------------                              ----------------       ----         ------------         -----------
Current assets:
  Trading securities - U.S. Treasury Securities             40,406          $40,993           $41,045             $41,045
                                                                            =======           =======             =======

Noncurrent assets:
  Available-for-sale - common stock:
    Lockheed Corporation                                         2          $    83           $   116               $ 116
    Maxxam, Inc.                                               250           11,092             9,188               9,188
    Keystone Consolidated Industries, Inc. (b)                 326            4,240             3,342               3,342
    Valhi, Inc.                                              1,186            5,931             5,782               5,782
                                                                            -------           -------             -------
                                                                            $21,346           $18,428             $18,428
                                                                            =======           =======             =======


(a)    The Company adopted SFAS No. 115 effective December 31, 1993.
(b)    A majority-owned subsidiary of Contran Corporation.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 1992 and 1993

                                 (In thousands)

                                                                1992              1993
                                                                ----              ----
Current assets:
  Cash and cash equivalents                                    $  11,043         $  11,107
  Marketable securities                                           90,639            41,045
  Accounts and notes receivable                                    2,319             2,088
  Refundable income taxes                                          2,012              -
  Receivable from subsidiaries and affiliates                       -                  980
  Prepaid expenses                                                   198               248
                                                               ---------         ---------

      Total current assets                                       106,211            55,468
                                                               ---------         ---------

Other assets:
  Marketable securities                                           23,581            18,428
  Notes receivable from subsidiary                                  -              352,627
  Investment in subsidiaries                                      (8,388)         (156,615)
  Other                                                            2,412            10,713
                                                               ---------         ---------

      Total other assets                                          17,605           225,153
                                                               ---------         ---------

Property and equipment, net                                        4,241             3,925
                                                               ---------         ---------

                                                               $ 128,057         $ 284,546
                                                               =========         =========

Current liabilities:
  Current maturities of long-term debt                         $   4,374         $    -
  Accounts payable and accrued liabilities                        29,828            38,176
  Payable to subsidiaries and affiliates                          23,642             4,777
  Income taxes                                                      -                   93
  Deferred income taxes                                            2,506             3,627
                                                               ---------         ---------

      Total current liabilities                                   60,350            46,673
                                                               ---------         ---------

Noncurrent liabilities:
  Long-term debt                                                  10,000           352,627
  Note payable to subsidiary                                      65,000              -
  Deferred income taxes                                           28,091            27,182
  Accrued pension cost                                            12,765            16,164
  Accrued postretirement benefits cost                            45,072            42,216
  Other                                                           53,072            64,479
                                                               ---------         ---------

      Total noncurrent liabilities                               214,000           502,668
                                                               ---------         ---------

Shareholders' deficit                                           (146,293)         (264,795)
                                                               ---------         ---------

                                                               $ 128,057         $ 284,546
                                                               =========         =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Statements of Operations

                 Years ended December 31, 1991, 1992 and 1993

                                (In thousands)


                                                         1991                1992               1993
                                                         ----                ----               ----
Revenues and other income:
  Equity in income (loss) of subsidiaries                $  7,515          $(10,703)          $ (49,766)
  Interest and dividends                                    4,714             2,829               3,622
  Interest income from subsidiary                            -                 -                  8,358
  Securities transactions                                 (10,586)            2,691               3,637
  Other income (expense), net                               3,121             1,791               2,597
                                                         --------          --------           ---------

                                                            4,764            (3,392)            (31,552)
                                                         --------          --------           ---------
Costs and expenses:
  General and administrative                               48,042            45,243              44,113
  Interest, net                                            (4,540)            1,598              13,771
                                                         --------          --------           ---------

                                                           43,502            46,841              57,884
                                                         --------          --------           ---------

      Loss before income taxes,
       extraordinary items and cumulative
       effect of changes in accounting
       principles                                         (38,738)          (50,233)            (89,436)

Income tax benefit                                         14,753             5,637               6,225
                                                         --------          --------           ---------

      Loss before extraordinary items
       and cumulative effect of changes
       in accounting principles                           (23,985)          (44,596)            (83,211)
                                                         --------          --------           ---------

Extraordinary items:
  Equity in income of subsidiaries                         16,263              -                (27,815)
  Income tax benefit of utilization of
   tax loss and tax credit carryforwards                   (9,016)             -                   -
  Early extinguishment of indebtedness                        276              -                   -
                                                         --------          --------           ---------

                                                            7,523              -                (27,815)
                                                         --------          --------           ---------

Cumulative effect of changes in
 accounting principles:
  NL                                                         -              (30,546)              1,217
  Equity in income of subsidiaries                           -               (1,258)               -
                                                         --------          --------           ---------

                                                             -              (31,804)              1,217
                                                         --------          --------           ---------

      Net loss                                           $(16,462)         $(76,400)          $(109,809)
                                                         ========          ========           =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1991, 1992 and 1993

                                 (In thousands)


                                                         1991             1992              1993
                                                         ----             ----              ----
Cash flows from operating activities:
  Net loss                                             $ (16,462)        $(76,400)        $(109,809)
                                                       ---------         --------         ---------
  Adjustments:
    Undistributed earnings of subsidiaries:
      Equity in (income) loss before
       extraordinary items and cumulative
       effect of changes in accounting
       principles                                         (7,515)          10,703            49,766
      Extraordinary items                                (16,263)            -               27,815
      Cumulative effect of changes in
       accounting principles                                -               1,258              -
      Distributions                                      317,000           54,000              -
    Securities transactions                               10,586           (2,691)           (3,637)
    Cumulative effect of changes in
     accounting principles                                  -              30,546            (1,217)
    Change in assets and liabilities, net                 22,383            6,340            14,593
    Other, net                                            (9,408)           1,243               242
                                                       ---------         --------         ---------

      Total adjustments                                  316,783          101,399            87,562
                                                       ---------         --------         ---------

        Net cash provided (used) by
         operating activities                            300,321           24,999           (22,247)
                                                       ---------         --------         ---------

Cash flows from investing activities:
  Purchases of marketable securities                     (46,654)          (1,238)          (10,899)
  Proceeds from disposition of marketable
   securities                                             93,646            6,735            69,232
  Capital expenditures                                      (260)            (214)               (4)
  Investment in subsidiary                                (3,248)          (3,896)           (6,478)
  Loans to affiliates and subsidiaries:
    Loans                                               (150,000)            -             (341,500)
    Collections                                          150,000             -                 -
  Other, net                                                (126)            (768)              667
                                                       ---------         --------         ---------

        Net cash provided (used) by
         investing activities                             43,358              619          (288,982)
                                                       ---------         --------         ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 1991, 1992 and 1993

                                 (In thousands)

                                                            1991              1992            1993
                                                            ----              ----            ----
Cash flows from financing activities:
  Additions to (principal payments on):
    Long-term debt                                        $  (9,025)         $(14,873)       $ 335,688
    Loans from affiliates                                  (100,526)           12,298          (16,047)
    Deferred financing fees                                    -                 -              (8,348)
  Dividends paid                                            (34,724)          (17,807)            -
  Purchases of treasury stock and other                    (202,492)           (3,660)            -
                                                          ---------          --------        ---------

      Net cash provided (used) by financing                (346,767)          (24,042)         311,293
                                                          ----------         --------        ---------
       activities

Cash and cash equivalents:
  Increase (decrease) from:
    Operating activities                                    300,321            24,999          (22,247)
    Investing activities                                     43,358               619         (288,982)
    Financing activities                                   (346,767)          (24,042)         311,293
                                                          ---------          --------        ---------

  Net change from operating, investing
   and financing activities                                  (3,088)            1,576               64
  Balance at beginning of year                               12,555             9,467           11,043
                                                          ---------          --------        ---------

  Balance at end of year                                  $   9,467          $ 11,043        $  11,107
                                                          =========          ========        =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information

NOTE 1 - BASIS OF PRESENTATION:

       The Consolidated Financial Statements of NL Industries, Inc. (the "Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference.


NOTE 2 - NET PAYABLE TO (RECEIVABLE FROM) SUBSIDIARIES AND AFFILIATES:

                                                            December 31,
                                                      ------------------------
                                                        1992             1993
                                                      -------          -------
                                                           (In thousands)
Current:
  Tremont Corporation                                 $ 4,056        $   4,777
  Valhi, Inc.                                              30             -
  Kronos and Rheox:
    Income taxes                                        2,680            3,123
    Other, net                                         16,876           (4,103)
                                                      -------        ---------

                                                      $23,642        $   3,797
                                                      =======        =========

Noncurrent:
  Note payable (receivable) - Kronos                  $65,000        $(352,627)
                                                      =======        =========


NOTE 3 - LONG-TERM DEBT:

                                                             December 31,
                                                      ------------------------
                                                        1992             1993
                                                      -------          -------
                                                           (In thousands)
11.75% Senior Secured Notes                           $  -            $250,000
13% Senior Secured Discount Notes                        -             102,627
7.5% sinking fund debentures                           14,374             -
                                                      -------         --------
                                                       14,374          352,627
Less current maturities                                 4,374             -
                                                      -------         --------

                                                      $10,000         $352,627
                                                      =======         ========


        See Note 10 of the Consolidated Financial Statements for a description of the Notes.

       The aggregate maturities of the Company's long-term debt at December 31, 1993 are shown in the table below.


                                                                     Amount
                                                                 --------------
                                                                 (In thousands)

Years ending December 31, 1999 and thereafter                        $437,500
Less unamortized original issue discount on the
 Senior Secured Discount Notes                                         84,873
                                                                     --------

                                                                     $352,627
                                                                     ========

       The Company and Kronos have agreed, under certain circumstances, to provide Kronos' principal international subsidiary with up to DM 125 million through January 1, 2001.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                       SCHEDULE V-PROPERTY AND EQUIPMENT

                                 (In thousands)

                                           Balance at                                               Currency
                                           beginning        Additions                             translation       Balance at
        Classification                      of year          at cost           Retirements        adjustments       end of year
        --------------                     ----------       ---------          -----------        -----------       ----------
Year ended December 31, 1993:
  Land                                      $   29,863        $   7,221          $ (17,685)          $ (1,162)       $   18,237
  Buildings                                    208,056            2,592            (72,723)            (8,343)          129,582
  Machinery and equipment                      811,531           24,032           (287,419)           (33,054)          515,090
  Mining properties                             75,731              630                (27)            (3,623)           72,711
  Construction in progress                      21,042           13,511 (a)         (2,578)            (1,925)           30,050
                                            ----------        ---------          ---------           --------        ----------

                                            $1,146,223        $  47,986          $(380,432)(c)       $(48,107)       $  765,670
                                            ==========        =========          =========           ========

Year ended December 31, 1992:
  Land                                      $   19,645        $  11,493          $    (146)          $ (1,129)       $   29,863
  Buildings                                    150,235           74,924             (6,480)           (10,623)          208,056
  Machinery and equipment                      566,803          311,240            (28,403)           (38,109)          811,531
  Mining properties                             81,959            2,346               (491)            (8,083)           75,731
  Construction in progress                     338,685         (314,853)(a)           (407)            (2,383)           21,042
                                            ----------        ---------          ---------           --------        ----------

                                            $1,157,327        $  85,150 (b)      $ (35,927)          $(60,327)       $1,146,223
                                            ==========        =========          =========           ========        ==========

Year ended December 31, 1991:
  Land                                      $   19,096        $     788          $    (103)          $   (136)       $   19,645
  Buildings                                    151,079              379               (258)              (965)          150,235
  Machinery and equipment                      547,077           31,368             (8,165)            (3,477)          566,803
  Mining properties                             81,363            1,718               (244)              (878)           81,959
  Construction in progress                     177,778          160,893 (a)           (426)               440           338,685
                                            ----------        ---------          ---------           --------        ----------

                                            $  976,393        $ 195,146 (b)      $  (9,196)          $ (5,016)       $1,157,327
                                            ==========        =========          =========           ========        ==========


(a) Net of amounts transferred to applicable property and equipment accounts.
(b) Includes costs for chloride process TiO2 plant in Lake Charles, Louisiana.
(c) Includes contribution of a chloride process TiO2 plant in Lake Charles, Louisiana to the new manufacturing joint venture.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

               SCHEDULE VI-ACCUMULATED DEPRECIATION AND DEPLETION
                           OF PROPERTY AND EQUIPMENT

                                 (In thousands)

                                                                 Additions
                                               Balance at        charged to                        Currency
                                               beginning         costs and                        translation      Balance at
       Classification                           of year           expenses      Retirements       adjustments      end of year
       --------------                          ----------        ----------     -----------       -----------      ----------
Year ended December 31, 1993:
  Land                                          $  6,375         $   917         $   (785)          $   (448)        $  6,059
  Buildings                                       67,896           4,443           (3,096)            (4,302)          64,941
  Machinery and equipment                        263,771          35,549          (28,578)           (16,535)         254,207
  Mining properties                               62,204           2,568              (27)            (2,885)          61,860
                                                --------         -------         --------           --------         --------

                                                $400,246         $43,477         $(32,486)(a)       $(24,170)        $387,067
                                                ========         =======         ========           ========         ========

Year ended December 31, 1992:
  Land                                          $  5,948         $   841         $   -              $   (414)        $  6,375
  Buildings                                       75,038           4,531           (6,339)            (5,334)          67,896
  Machinery and equipment                        272,467          35,933          (25,124)           (19,505)         263,771
  Mining properties                               65,290           3,535             (478)            (6,143)          62,204
                                                --------         -------         --------           --------         --------

                                                $418,743         $44,840         $(31,941)          $(31,396)        $400,246
                                                ========         =======         ========           ========         ========

Year ended December 31, 1991:
  Land                                          $  5,536         $   473         $    (33)          $    (28)        $  5,948
  Buildings                                       72,666           3,125             (234)              (519)          75,038
  Machinery and equipment                        258,865          22,371           (6,643)            (2,126)         272,467
  Mining properties                               62,212           3,762             (244)              (440)          65,290
                                                --------         -------         --------           --------         --------

                                                $399,279         $29,731         $ (7,154)          $ (3,113)        $418,743
                                                ========         =======         ========           ========         ========



(a) Includes contribution of a chloride process TiO2 plant in Lake Charles, Louisiana to the new manufacturing joint venture.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)



                                           Balance at         Charged to                              Currency
                                           beginning          costs and                              translation      Balance at
                        Description         of year            expenses          Deductions          adjustments     end of year
                        -----------        ----------         ----------         ----------          -----------     -----------
Year ended December 31, 1993:
  Allowance for doubtful accounts
   and notes receivable                    $ 2,385            $ 1,216             $  (476)(a)         $  (117)        $  3,008
                                           =======            =======             =======             =======         ========

  Amortization of intangibles              $ 9,792            $ 2,863             $  -                $  (714)        $ 11,941
                                           =======            =======             =======             =======         ========

  Valuation allowance for deferred
   income taxes                            $86,031            $50,562             $  -                $(3,216)        $133,377
                                           =======            =======             =======             =======         ========

Year ended December 31, 1992:
  Allowance for doubtful accounts
   and notes receivable                    $ 1,749            $   945             $  (190)(a)         $  (119)        $  2,385
                                           =======            =======             =======             =======         ========

  Amortization of intangibles              $ 7,270            $ 2,989             $  -                $  (467)        $  9,792
                                           =======            =======             =======             =======         ========

  Valuation allowance for deferred
   income taxes                            $  -               $86,031             $ -                 $  -            $ 86,031
                                           =======            =======             =======             =======         ========

Year ended December 31, 1991:
  Allowance for doubtful accounts
   and notes receivable                    $ 2,107            $   478             $  (846)(a)         $    10         $  1,749
                                           =======            =======             =======             =======         ========

  Amortization of intangibles              $ 4,211            $ 2,850             $  -                $   209         $  7,270
                                           =======            =======             =======             =======         ========

______________

(a) Amounts written off, less recoveries.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                       (In thousands, except percentages)




                                                                            Maximum                                Weighted
                                                          Weighted          amount           Average amount        average
                                           Balance        average         outstanding         outstanding       interest rate
    Category of aggregate                  at end         interest        during the           during the         during the
    short-term borrowings                  of year          rate              year               year (a)          year (b)
    ---------------------                  -------        --------        -----------        --------------     -------------
Bank credit agreements and other:

  Year ended December 31, 1992              $   315       7.3%              $  1,100            $    239            8.4%

  Year ended December 31, 1991              $   429       9.8%              $ 40,746            $  5,484           11.1%


(a) The average amount outstanding during the year is calculated based on the average of the month-end balances of short-term borrowings during the year.

(b) The weighted average interest rate during the year is calculated based on total interest expense on short-term borrowings divided by the average amount outstanding during the year.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (In thousands)



                                                                           Years ended December 31,
                                                                     ----------------------------------
                                                                       1991           1992        1993
                                                                     -------        -------     -------
  Maintenance and repairs                                            $81,201        $93,036     $80,580
                                                                     =======        =======     =======
  Depreciation, depletion and amortization:
    Property and equipment                                           $29,731        $44,840     $43,477
    Intangible assets                                                  2,850          2,989       2,863
                                                                     -------        -------     -------

                                                                     $32,581        $47,829     $46,340
                                                                     =======        =======     =======

  Taxes, other than payroll and income taxes                         $12,748        $15,319     $ 6,811
                                                                     =======        =======     =======