Form 10-Q
period 1994-03-31
NL INDUSTRIES INC
filed 1994-05-11
CIK 72162

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1994
                                 OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 1-640



                              NL INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)



          New Jersey                                      13-5267260
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)



    3000 North Sam Houston Parkway East, Houston, Texas     77032
               (Address of principal executive offices)   (Zip Code)



Registrant's telephone number, including area code:            (713)  987-5000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X               No






Number of shares of common stock outstanding on May 10, 1994:  51,039,943


                      NL INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page
PART I.    FINANCIAL INFORMATION
 Item 1.   Financial Statements.

           Consolidated Balance Sheets - December 31, 1993
            and March 31, 1994                                           3-4

           Consolidated Statements of Operations - Three months
            ended March 31, 1993 and 1994                                5

           Consolidated Statement of Shareholders' Deficit -
            Three months ended March 31, 1994                            6
           Consolidated Statements of Cash Flows - Three months
            ended March 31, 1993 and 1994                                7-8

           Notes to Consolidated Financial Statements                    9-14

 Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                         15-18

PART II.   OTHER INFORMATION
 Item 1.   Legal Proceedings.                                            19

 Item 6.   Exhibits and Reports on Form 8-K.                             19


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                 December 31,           March 31,
                                                                         1993                 1994

Current assets:
  Cash and cash equivalents                                               $  106,593              $   85,700
  Marketable securities                                                       41,045                  41,114
  Accounts and notes receivable                                              116,355                 149,092
  Refundable income taxes                                                        386                   1,708
  Inventories                                                                194,167                 196,101
  Prepaid expenses                                                             5,637                  11,120
  Deferred income taxes                                                        3,315                   2,668

      Total current assets                                                   467,498                 487,503


Other assets:
  Marketable securities                                                       18,428                  18,790
  Refundable income taxes                                                     91,994                  95,710
  Investment in joint ventures                                               190,787                 188,891
  Prepaid pension cost                                                        16,307                  17,303
  Other                                                                       42,932                  43,575

      Total other assets                                                     360,448                 364,269


Property and equipment:
  Land                                                                        18,237                  18,769
  Buildings                                                                  129,582                 132,665
  Machinery and equipment                                                    515,090                 531,033
  Mining properties                                                           72,711                  74,147
  Construction in progress                                                    30,050                  31,008
                                                                             765,670                 787,622
  Less accumulated depreciation and depletion                                387,067                 402,113

      Net property and equipment                                             378,603                 385,509

                                                                          $1,206,549              $1,237,281

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND SHAREHOLDERS' DEFICIT                             December 31,            March 31,
                                                                         1993                  1994

Current liabilities:
  Current maturities of long-term debt                                    $   35,716              $   37,167
  Accounts payable and accrued liabilities                                   177,265                 171,084
  Payable to affiliates                                                        9,566                  11,039
  Income taxes                                                                 6,353                   6,654
  Deferred income taxes                                                        3,623                   2,559

      Total current liabilities                                              232,523                 228,503

Noncurrent liabilities:
  Long-term debt                                                             835,169                 857,401
  Deferred income taxes                                                      138,977                 147,925
  Accrued pension cost                                                        72,606                  74,497
  Accrued postretirement benefits cost                                        68,322                  67,866
  Other                                                                      121,309                 132,609

      Total noncurrent liabilities                                         1,236,383               1,280,298

Minority interest                                                              2,438                   2,493

Shareholders' deficit:
  Common stock                                                                 8,355                   8,355
  Additional paid-in capital                                                 759,281                 759,281
  Adjustments:
    Currency translation                                                    (115,803)               (120,463)
    Pension liabilities                                                       (3,442)                 (3,442)
    Marketable securities                                                     (2,164)                 (1,662)
  Accumulated deficit                                                       (543,059)               (549,426)
                                                                             103,168                  92,643
  Less treasury stock                                                        367,963                 366,656

      Total shareholders' deficit                                           (264,795)               (274,013)


                                                                          $1,206,549              $1,237,281


[FN]
Commitments and contingencies (Note 13)


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 1993 and 1994

                      (In thousands, except per share data)

                                                                                   1993              1994

Revenues and other income:
  Net sales                                                                           $198,518         $201,849

  Interest and dividends                                                                 2,422            1,418
  Securities transactions                                                                1,650             (801)
  Other, net                                                                             2,014           22,397

                                                                                       204,604          224,863
Costs and expenses:
  Cost of sales                                                                        142,506          146,956
  Selling, general and administrative                                                   44,739           56,011
  Interest                                                                              26,137           21,065

                                                                                       213,382          224,032

      Income (loss) before income taxes and
       minority interest                                                                (8,778)             831

Income tax expense                                                                      (4,541)          (6,949)

      Loss before minority interest                                                    (13,319)          (6,118)

Minority interest                                                                         (171)            (249)

      Net loss                                                                        $(13,490)        $ (6,367)

Net loss per share of common stock                                                    $   (.27)        $   (.12)

Weighted average common shares outstanding                                              50,890           50,965


                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                    Three months ended March 31, 1994

                                              (In thousands)



                                                           Additional                     Adjustments
                                               Common        paid-in       Currency        Pension       Marketable
                                                stock        capital      translation    liabilities     securities

Balance at December 31, 1993                  $8,355        $759,281       $(115,803)        $(3,442)        $(2,164)

Net loss                                        -               -               -               -               -
Adjustments                                     -               -             (4,660)           -                502
Other, net                                      -               -               -               -               -

Balance at March 31, 1994                     $8,355        $759,281       $(120,463)        $(3,442)        $(1,662)


                                              Accumulated      Treasury
                                                deficit          stock          Total

Balance at December 31, 1993                  $(543,059)      $(367,963)      $(264,795)

Net loss                                         (6,367)           -             (6,367)

Adjustments                                        -               -             (4,158)

Other, net                                         -              1,307           1,307

Balance at March 31, 1994                     $(549,426)      $(366,656)      $(274,013)


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1993 and 1994

                                 (In thousands)


                                                                                1993              1994

Cash flows from operating activities:
  Net loss                                                                         $(13,490)        $ (6,367)
  Adjustments:
    Depreciation, depletion and amortization                                         12,548            8,464
    Deferred income taxes                                                               584            4,935
    Net (gains) losses from:
      Securities transactions                                                        (1,650)             801
      Disposition of property and equipment                                             219              987
    Marketable trading securities, net                                                 -                (870)
    Other, net                                                                         (639)          (1,950)
    Change in assets and liabilities:
      Accounts and notes receivable                                                 (12,643)         (29,639)
      Inventories                                                                   (12,912)             869
      Prepaid expenses                                                               (2,801)          (3,993)
      Accounts payable and accrued liabilities                                       (4,425)          (6,133)
      Income taxes                                                                    2,516           (1,164)
      Other, net                                                                       (405)          11,285

      Total adjustments                                                             (19,608)         (16,408)

        Net cash used by operating activities                                       (33,098)         (22,775)

Cash flows from investing activities:
  Capital expenditures                                                               (8,049)          (7,248)
  Marketable securities:
    Purchases                                                                        (1,615)            -
    Dispositions                                                                     10,166             -
  Proceeds from disposition of property
   and equipment                                                                        188               33
  Investment in joint ventures, net                                                    -               2,027
  Other, net                                                                            992              250

        Net cash provided (used) by investing
         activities                                                                   1,682           (4,938)


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 1993 and 1994

                                 (In thousands)


                                                                                 1993            1994

Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                                                    $    993           $ 14,418
    Principal payments                                                             (4,308)            (7,900)
    Deferred financing costs                                                         -                  (369)
  Distribution to minority interest                                                  -                  (190)

        Net cash provided (used) by financing
         activities                                                                (3,315)             5,959

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities                                 (34,731)           (21,754)
    Currency translation                                                             (276)               861
  Balance at beginning of period                                                   87,333            106,593

  Balance at end of period                                                       $ 52,326           $ 85,700


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                                           $ 23,942           $ 10,603
  Income taxes                                                                      1,538              3,277


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

    NL Industries, Inc. is primarily a holding company and conducts its operations through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). At March 31, 1994, Valhi, Inc. held approximately 49% of NL's outstanding common stock and Tremont Corporation, a 48%-owned affiliate of Valhi, held an additional 18% of NL's outstanding common stock. Together, Tremont and Valhi may be deemed to control NL. Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock.

    The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1994 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended March 31, 1993 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report").


NOTE 2 - LOSS PER SHARE OF COMMON STOCK:

    Loss per share of common stock is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are antidilutive.


NOTE 3 - BUSINESS SEGMENT INFORMATION:

    The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                                                              Three months ended
                                                                                   March 31,
                                                                              1993              1994
                                                                                     (In thousands)
Net sales:
  Kronos                                                                        $172,083           $174,260
  Rheox                                                                           26,435             27,589

                                                                                $198,518           $201,849

Operating income:
  Kronos                                                                        $ 17,156           $ 15,359
  Rheox                                                                            5,949              6,954

                                                                                  23,105             22,313
General corporate income (expense):
  Interest and dividends                                                           1,220              1,002
  Securities transactions                                                          1,650               (801)
  Corporate expenses, net                                                         (8,616)              (618)
  Interest expense                                                               (26,137)           (21,065)

                                                                                $ (8,778)          $    831

NOTE 4 - INVENTORIES:

                                                                     December 31,            March 31,
                                                                         1993                  1994
                                                                           (In thousands)

Raw materials                                                                  $ 19,785             $ 27,438
Work in process                                                                   7,173                6,233
Finished products                                                               135,102              128,940
Supplies                                                                         32,107               33,490

                                                                               $194,167             $196,101

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:


                                                                       December 31,           March 31,
                                                                           1993                 1994
                                                                                   (In thousands)
Current - U.S. Treasury securities:
  Unrealized gains (losses)                                                     $    52             $  (336)
  Cost                                                                           40,993              41,450

        Aggregate market                                                        $41,045             $41,114


Noncurrent - marketable equity securities:
  Unrealized gains                                                              $    33             $    26
  Unrealized losses                                                              (2,951)             (2,582)
  Cost                                                                           21,346              21,346

        Aggregate market                                                        $18,428             $18,790



       The Company has classified its U.S. Treasury securities as trading securities and its marketable equity securities as available-for-sale.

    Net gains and losses from securities transactions are composed of:

                                                                               Three months ended
                                                                                   March 31,
                                                                                1993
                                                                                               1994
                                                                                 (In thousands)
Unrealized gains (losses):
  Marketable equity securities                                                    $  (20)         $  -
  Other securities                                                                   556             (388)
Realized gains (losses) - other securities                                         1,114             (413)

                                                                                  $1,650          $  (801)

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                        December 31,          March 31,
                                                                            1993                1994
                                                                              (In thousands)

TiO2 manufacturing joint venture                                                $188,031            $186,018
Other                                                                              2,756               2,873

                                                                                $190,787            $188,891



NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                        December 31,          March 31,
                                                                            1993                1994
                                                                              (In thousands)

Intangible assets, net                                                           $15,317             $15,195
Deferred financing costs, net                                                     18,954              18,341
Other                                                                              8,661              10,039

                                                                                 $42,932             $43,575

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                        December 31,          March 31,
                                                                            1993                1994
                                                                              (In thousands)

Accounts payable                                                                $ 89,010            $ 72,596
Accrued liabilities:
  Employee benefits                                                               32,350              33,304
  Environmental costs                                                             14,517              14,548
  Interest                                                                         6,933              13,881
  Miscellaneous taxes                                                              2,240               2,594
  Other                                                                           32,215              34,161

                                                                                  88,255              98,488

                                                                                $177,265            $171,084

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                        December 31,           March 31,
                                                                            1993                 1994
                                                                              (In thousands)

Environmental costs                                                             $ 70,789            $ 78,854
Deferred technology fee income                                                    26,881              24,976
Insurance claims and expenses                                                     10,299              15,406
Employee benefits                                                                 10,084              10,357
Other                                                                              3,256               3,016

                                                                                $121,309            $132,609


NOTE 10 - LONG-TERM DEBT:

                                                                     December 31,            March 31,
                                                                         1993                  1994
                                                                            (In thousands)

NL Industries:
  11.75% Senior Secured Notes                                                 $250,000             $250,000
  13% Senior Secured Discount Notes                                            102,627              105,879

                                                                               352,627              355,879
Kronos:
  DM bank credit facility                                                      316,032              343,800
  Joint venture term loan                                                      104,143              100,286
  5% to 8% bank loans payable through 2000                                      12,338               12,789
  Other                                                                          2,175                2,027

                                                                               434,688              458,902

Rheox:
  Bank term loan                                                                82,500               78,750
  Other                                                                          1,070                1,037

                                                                                83,570               79,787

                                                                               870,885              894,568
Less current maturities                                                         35,716               37,167

                                                                              $835,169             $857,401

    The Company borrowed an additional DM 25 million under the revolving portion of its DM bank credit facility in February 1994, and DM 125 million was available for future borrowings under such revolving credit facility at March 31, 1994.


NOTE 11 - INCOME TAXES:

    The difference between the provision for income tax expense attributable to income (loss) before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate is presented below. The expected tax benefit in 1993 is computed at the previously-reported U.S. federal statutory rate of 34% because the retroactive increase to the current 35% rate was not enacted until August 1993.


                                                                                 Three months ended
                                                                                      March 31,
                                                                                   1993           1994
                                                                                   (In thousands)

Expected tax benefit (expense)                                                        $ 2,985        $  (291)
Non-U.S. tax rates                                                                      3,554          1,824
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return                                   (1,174)          (606)
Valuation allowance                                                                    (9,804)        (7,722)
U.S. state income taxes                                                                  (102)          (128)
Other, net                                                                               -               (26)

    Income tax expense                                                                $(4,541)       $(6,949)


NOTE 12 - OTHER INCOME, NET:

                                                                                Three months ended
                                                                                    March  31,
                                                                                   1993       1994
                                                                                   (In thousands)

Litigation settlement gain                                                            $ -           $20,040
Technology fee income                                                                   -             2,409
Currency transaction gains (losses), net                                                 622         (1,432)
Disposition of property and equipment                                                   (219)          (987)
Royalty income                                                                           496            426
Other, net                                                                             1,115          1,941

                                                                                      $2,014        $22,397

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

    For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings" and (ii) the Company's 1993 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. The Company has reported significant losses in the past few years. The future profitability of the Company is dependent upon, among other things, improved pricing for TiO2. Based on the Company's current near-term outlook for its TiO2 business, the Company expects to report a net loss for calendar 1994, although its results for the remainder of the year should be improved compared to 1993.

                                                             Three months ended
                                                                  March 31,
                                                               1993           1994         % Change
                                                                (In millions)
Net sales:
  Kronos                                                           $172.1       $174.2          +1%
  Rheox                                                              26.4         27.6          +4%

                                                                   $198.5       $201.8          +2%

Operating income:
  Kronos                                                           $ 17.2       $ 15.3         -10%
  Rheox                                                               5.9          7.0         +17%

                                                                   $ 23.1       $ 22.3          -3%

Percent changes in TiO2:
  Sales volume                                                                                  +8%
  Average selling prices                                                                        -3%
   (in billing currencies)


       Kronos' TiO2 operating income declined as a 3% year-to-year decline in average selling prices were only partially offset by higher sales volumes, the effects of higher production levels and slightly lower production costs. Primarily as a result of improved pricing in Europe, Kronos' average TiO2 selling prices in the first quarter of 1994 were higher than those of the last three quarters of 1993. Average TiO2 prices at the end of the first quarter of 1994 approximated both year-end 1993 levels and full year 1993 average selling prices. TiO2 sales volume in the first quarter of 1994 increased 8% compared to the same period in 1993 primarily due to increases in export markets and the U.S.

    Rheox's operating income for the first quarter of 1994 was $1 million higher than the comparable 1993 period primarily as a result of higher sales volumes and slightly lower operating costs.

    The following table sets forth certain information regarding general corporate income (expense).

                                                              Three months ended
                                                                   March 31,                   Difference
                                                               1993             1994
                                                                        (In millions)

Interest and dividends                                             $ 1.2             $1.0        $ (.2)
Securities transactions                                              1.7              (.8)        (2.5)
Corporate expenses, net                                             (8.7)             (.6)         8.1

                                                                   $(5.8)            $(.4)       $ 5.4

    Corporate expenses, net were lower as a $20 million gain related to the 1994 settlement of the Company's lawsuit against Lockheed Corporation was partially offset by increased provisions for environmental remediation and other costs.

    Interest expense declined due to lower average levels of indebtedness and lower interest rates on Deutsche mark denominated debt, partially offset by the higher interest rates on the Company's Senior Notes issued in October 1993.

    The Company's operations are conducted on a worldwide basis. In both 1993 and 1994, the Company's income tax expense was impacted by losses in certain countries for which no current refund is available and for which recognition of a deferred tax asset is not currently considered appropriate.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 1993 and 1994 are presented below.

                                                                                        Three months ended
                                                                                         March 31,
                                                                                       1993        1994
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities                                                                  $(33.1)       $(22.8)
  Investing activities                                                                     1.7          (4.9)

  Financing activities                                                                    (3.3)          5.9

      Net cash used by operating, investing and
       financing activities                                                             $(34.7)       $(21.8)


    The TiO2 industry historically has been cyclical, with the previous peak in selling prices in early 1990. During the recent down cycle, the Company's operations have used significant amounts of cash. The Company has taken and continues to take measures to manage its near-term and long-term liquidity requirements, including cost reduction efforts, tightening of controls over working capital, discontinuance of unrelated business acquisition activities, suspension of dividends in 1992 and the previously-reported formation of a TiO2 manufacturing joint venture and the refinancing of certain debt in 1993. The Company currently expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service.

    Net repayments of indebtedness in the first quarter of 1994 include payments of $4 million on the Rheox bank term loan and $4 million on the joint venture term loan and borrowings under the DM bank credit facility of DM 25 million ($14 million when borrowed).

    At March 31, 1994, the Company had cash, cash equivalents and current marketable securities aggregating $127 million (16% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $15.3 million. The Company's subsidiaries had $103 million available for borrowing under existing non-U.S. credit facilities at March 31, 1994.

    Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. In June 1993, the German tax authorities issued assessment reports disallowing the Company's claims for refunds, primarily for 1989 and 1990, aggregating DM 160 million ($96 million at March 31, 1994) and proposing additional taxes of approximately DM 100 million ($60 million). In April 1994, the German tax authorities withdrew the June 1993 assessment reports and the Company currently understands that the tax authorities intend to remit a portion of the Company's claims for refunds on a tentative basis, in return for a lien on certain German assets, and issue new assessment reports proposing additional tax deficiencies. The Company has granted a DM 100 million ($60 million at March 31, 1994) lien on its Nordenham, Germany TiO2 plant until any assessments proposing additional deficiencies are resolved. The timing and amount of receipt of any tentative tax refund and assessments proposing additional tax deficiencies remain uncertain. The Company anticipates that any tentative tax refund received will be applied to the outstanding amount of the DM bank credit facility. The Company currently believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from these examinations.

    The Company has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. The Company believes it has adequate reserves ($77 million at March 31, 1994) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $120 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit and has not accrued any amounts for such pending lead pigment litigation. The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and effectively overturn court decisions in which the Company and other pigment manufacturers have been successful.

    The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its debt service requirements, capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to refinance or restructure indebtedness, raise additional capital, restructure ownership interests, sell interests in subsidiaries, marketable securities or other assets, or take a combination of such steps or other steps to increase its liquidity and capital resources.

                           PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    Reference is made to the 1993 Annual Report for descriptions of certain previously-reported legal proceedings.

    Skipworth v. Sherwin-Williams Co., et al. In April 1994, the court granted defendants' motion for summary judgment. The plaintiff's time to appeal has not yet expired.

    In May 1994, the court declined to grant summary judgment in the Company's favor in one of the eight pending third-party complaints filed by the Housing Authority of New Orleans ("HANO"), concluding that fact issues remained regarding product identification. Discovery is proceeding.

    Exxon Chemical Company v. NL Industries, Inc.  Mediation is set for May
1994.

    Wagner, et al. v. Anzon and NL Industries, Inc. Trial in this matter has been postponed until September 1994. Defendants have moved for summary judgment against a portion of the class based on the statute of limitations and for decertification of the class.

    United States of America v. Peter Gull and NL Industries, Inc. In April 1994, the court entered judgment against the Company in the amount of $6.4 million, with post-judgment interest thereon accruing. The Company's motion to waive the bond requirement and stay the judgment has been granted pending an appeal. The parties have until June 1994 to appeal the decision.

    Day, et al. v. NLO, Inc., et al. The trial in this matter is set for July 1994.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

        None.

    (b)  REPORTS ON FORM 8-K

        Reports on Form 8-K for the quarter ended March 31, 1994 and for the month of April 1994:


        January 27, 1994  -  reported Items 5 and 7.
        February 2, 1994  -  reported Items 5 and 7.
        February 9, 1994  -  reported Items 5 and 7.
        February 24, 1994 -  reported Items 5 and 7.
        April 25, 1994    -  reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       NL INDUSTRIES, INC.
                                                           (Registrant)



Date:  May 10, 1994                           By  /s/ Joseph S. Compofelice
                                                  Joseph S. Compofelice
                                                  Vice President and
                                                   Chief Financial Officer



Date:  May 10, 1994                           By  /s/ Dennis G. Newkirk
                                                  Dennis G. Newkirk
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)