Form 10-K/A
period 1993-12-31
NL INDUSTRIES INC
filed 1994-06-28
CIK 72162

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-K / A





X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) - For the fiscal year ended December 31, 1993
                                 OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

    The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1993 as set forth below and in the pages attached hereto:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.

         Exhibit No. 99.1, Annual Report of Savings Plan for Employees of NL Industries, Inc. on Form 11-K for the year ended December 31, 1993 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NL INDUSTRIES, INC.
                                              (Registrant)



Dated:  June 27, 1994              By: /s/Dennis G. Newkirk
                                              Dennis G. Newkirk
                                              Vice President
                                              and Controller