Form 10-Q
period 1994-06-30
NL INDUSTRIES INC
filed 1994-08-04
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1994
                                 OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing
requirements for the past 90 days.   Yes    X               No






Number of shares of common stock outstanding on August 3, 1994:  51,039,943


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page

 PART I.         FINANCIAL INFORMATION
  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 1993
                  and June 30, 1994                                        3-4

                 Consolidated Statements of Operations - Three and
                  six months ended June 30, 1993 and 1994                    5

                 Consolidated Statement of Shareholders' Deficit
                  - Six months ended June 30, 1994                           6
                 Consolidated Statements of Cash Flows - Six months
                  ended June 30, 1993 and 1994                             7-8

                 Notes to Consolidated Financial Statements               9-14

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   15-18


 PART II.        OTHER INFORMATION
  Item 1.        Legal Proceedings.                                      19-20

  Item 4.        Submission of Matters to a Vote of Security Holders.       20

  Item 6.        Exhibits and Reports on Form 8-K.                          20


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                   December 31,           June 30,
                                                                           1993                 1994

Current assets:
  Cash and cash equivalents                                                   $  106,593          $  135,779
  Marketable securities                                                           41,045              25,579
  Accounts and notes receivable                                                  116,355             170,367
  Inventories                                                                    194,167             179,148
  Prepaid expenses                                                                 5,637               9,307
  Deferred income taxes                                                            3,701               4,967

      Total current assets                                                       467,498             525,147

Other assets:
  Marketable securities                                                           18,428              19,449
  Refundable income taxes                                                         91,994              22,030
  Investment in joint ventures                                                   190,787             188,534
  Prepaid pension cost                                                            16,307              18,430
  Other                                                                           42,932              41,550

      Total other assets                                                         360,448             289,993

Property and equipment:
  Land                                                                            18,237              19,582
  Buildings                                                                      129,582             138,140
  Machinery and equipment                                                        515,090             556,164
  Mining properties                                                               72,711              76,435
  Construction in progress                                                        30,050              33,156
                                                                                 765,670             823,477
  Less accumulated depreciation and depletion                                    387,067             423,866

      Net property and equipment                                                 378,603             399,611



                                                                              $1,206,549          $1,214,751

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND SHAREHOLDERS' DEFICIT                                  December 31,        June 30,
                                                                              1993              1994

Current liabilities:
  Current maturities of long-term debt                                       $   35,716           $   37,056
  Accounts payable and accrued liabilities                                      177,265              183,997
  Payable to affiliates                                                           9,566               10,559
  Income taxes                                                                    6,353                8,227
  Deferred income taxes                                                           3,623                2,516

      Total current liabilities                                                 232,523              242,355

Noncurrent liabilities:
  Long-term debt                                                                835,169              797,510
  Deferred income taxes                                                         138,977              192,992
  Accrued pension cost                                                           72,606               76,419
  Accrued postretirement benefits cost                                           68,322               66,774
  Other                                                                         121,309              129,942

      Total noncurrent liabilities                                            1,236,383            1,263,637

Minority interest                                                                 2,438                2,745

Shareholders' deficit:
  Common stock                                                                    8,355                8,355
  Additional paid-in capital                                                    759,281              759,281
  Adjustments:
    Currency translation                                                       (115,803)            (125,330)
    Pension liabilities                                                          (3,442)              (3,442)
    Marketable securities                                                        (2,164)              (1,234)
  Accumulated deficit                                                          (543,059)            (564,960)
  Treasury stock                                                               (367,963)            (366,656)

      Total shareholders' deficit                                              (264,795)            (293,986)

                                                                             $1,206,549           $1,214,751


[FN]
Commitments and contingencies (Note 13)


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                Three months ended               Six months ended
                                                     June 30,                       June 30,
                                                 1993           1994            1993              1994


Revenues and other income:
  Net sales                                         $221,378       $237,113         $419,896        $438,962
  Other, net                                           4,291          5,200           10,377          28,214

                                                     225,669        242,313          430,273         467,176
Costs and expenses:

  Cost of sales                                      171,671        178,925          314,177         325,881
  Selling, general and
   administrative                                     50,900         54,250           95,639         110,261
  Interest                                            26,615         21,071           52,752          42,136

                                                     249,186        254,246          462,568         478,278
      Loss before income taxes
       and minority interest                         (23,517)       (11,933)         (32,295)        (11,102)
Income tax expense                                    (4,314)        (3,354)          (8,855)        (10,303)

      Loss before minority
       interest                                      (27,831)       (15,287)         (41,150)        (21,405)

Minority interest                                       (171)          (247)            (342)           (496)

      Net loss                                      $(28,002)      $(15,534)        $(41,492)       $(21,901)

Net loss per share of common
 stock                                              $   (.55)      $   (.30)        $   (.82)       $   (.43)

Weighted average common shares
 outstanding                                          50,890         51,040           50,890          51,002


                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                      Six months ended June 30, 1994

                                              (In thousands)



                                                             Additional                Adjustments
                                                    Common    paid-in      Currency        Pension    Marketable
                                                     stock    capital     translation    liabilities  securities

Balance at December 31, 1993                         $8,355  $759,281      $(115,803)      $(3,442)    $(2,164)

Net loss                                               -         -               -            -           -

Adjustments                                            -         -            (9,527)         -            930

Other, net                                             -         -              -             -           -

Balance at June 30, 1994                             $8,355  $759,281      $(125,330)      $(3,442)    $(1,234)



                                                 Accumulated   Treasury
                                                   deficit      stock        Total

Balance at December 31, 1993                     $(543,059)    $(367,963) $(264,795)

Net loss                                           (21,901)         -       (21,901)

Adjustments                                           -             -        (8,597)

Other, net                                            -            1,307      1,307

Balance at June 30, 1994                         $(564,960)    $(366,656) $(293,986)


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1993 and 1994

                                 (In thousands)


                                                                            1993               1994

Cash flows from operating activities:
  Net loss                                                                      $(41,492)         $(21,901)
  Adjustments:
    Depreciation, depletion and amortization                                      24,673            17,481
    Deferred income taxes                                                          1,566            30,195
    Net (gains) losses from:
      Securities transactions                                                     (1,982)            1,213
      Disposition of property and equipment                                          593             1,279
    Marketable trading securities:
      Purchases                                                                     -                 (870)
      Dispositions                                                                  -               15,124
    Other, net                                                                     1,244            (3,386)
    Change in assets and liabilities:
      Accounts and notes receivable                                              (24,730)          (46,791)
      Inventories                                                                    357            22,715
      Prepaid expenses                                                            (1,737)           (2,503)
      Accounts payable and accrued liabilities                                    (3,819)            5,829
      Income taxes                                                                 2,653            75,490
      Other, net                                                                   8,410            17,703

      Total adjustments                                                            7,228           133,479

      Net cash provided (used) by operating
       activities                                                                (34,264)          111,578

Cash flows from investing activities:
  Capital expenditures                                                           (19,982)          (16,564)
  Marketable securities:
    Purchases                                                                     (1,615)             -
    Dispositions                                                                  58,006              -
  Proceeds from disposition of property
   and equipment                                                                     220               212
  Investment in joint ventures, net                                                 -                2,405
  Other, net                                                                         670               350

      Net cash provided (used) by investing
       activities                                                                 37,299           (13,597)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 1993 and 1994

                                 (In thousands)


                                                                            1993              1994

Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                                                   $    993         $  32,622

    Principal payments                                                           (17,288)         (105,472)
    Deferred financing costs                                                        (646)             (685)
  Distributions to minority interest                                                 (33)             (202)

      Net cash used by financing activities                                      (16,974)          (73,737)

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities                                (13,939)           24,244
    Currency translation                                                          (1,831)            4,942
  Balance at beginning of period                                                  87,333           106,593

  Balance at end of period                                                      $ 71,563         $ 135,779


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized                                          $ 53,494         $  35,130
  Income taxes                                                                     4,806           (95,134)





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

    NL Industries, Inc. is primarily a holding company and conducts its operations through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). At June 30, 1994, Valhi, Inc. held approximately 49% of NL's outstanding common stock and Tremont Corporation, a 48%-owned affiliate of Valhi, held an additional 18% of NL's outstanding common stock. Together, Tremont and Valhi may be deemed to control NL. Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock.

    The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1994 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended June 30, 1993 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the 1994 presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report").


NOTE 2 - LOSS PER SHARE OF COMMON STOCK:

    Loss per share of common stock is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are antidilutive.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

    The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                            Three months ended                  Six months ended
                                                 June 30,                            June 30,
                                             1993             1994              1993              1994
                                                                     (In thousands)
Net sales:
  Kronos                                        $193,194         $206,407          $365,277         $380,667
  Rheox                                           28,184           30,706            54,619           58,295

                                                $221,378         $237,113          $419,896         $438,962

Operating income:
  Kronos                                        $  7,530         $ 17,664          $ 24,686         $ 33,023
  Rheox                                            7,636            8,578            13,585           15,532
                                                  15,166           26,242            38,271           48,555

General corporate income
 (expense):
  Securities earnings                              1,298              642             4,168              843
  Corporate expenses, net                        (13,366)         (17,746)          (21,982)         (18,364)
  Interest expense                               (26,615)         (21,071)          (52,752)         (42,136)

                                                $(23,517)        $(11,933)         $(32,295)        $(11,102)

NOTE 4 - INVENTORIES:


                                                                        December 31,           June 30,
                                                                            1993                 1994
                                                                              (In thousands)

Raw materials                                                                   $ 19,785            $ 29,832
Work in process                                                                    7,173               6,798
Finished products                                                                135,102             106,920
Supplies                                                                          32,107              35,598

                                                                                $194,167            $179,148

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                       December 31,          June 30,
                                                                           1993                1994
                                                                                   (In thousands)
Current - U.S. Treasury securities:
  Unrealized gains (losses)                                                     $    52            $  (723)
  Cost                                                                           40,993             26,302

      Aggregate market                                                          $41,045            $25,579

Noncurrent - marketable equity securities:
  Unrealized gains                                                              $    33            $   665
  Unrealized losses                                                              (2,951)            (2,562)
  Cost                                                                           21,346             21,346

      Aggregate market                                                          $18,428            $19,449

    The Company has classified its U.S. Treasury securities as trading securities and its marketable equity securities as available-for-sale.

    Net gains and losses from securities transactions are composed of:


                                                      Three months ended           Six months ended
                                                           June 30,                     June 30,
                                                         1993          1994         1993         1994
                                                                           (In thousands)
Unrealized gains (losses):
  Marketable equity securities                               $  84        $ -          $   64       $  -
  Other securities                                            (270)        (387)          286          (775)
Realized gains (losses) - other
  securities                                                   518          (25)        1,632          (438)

                                                             $ 332        $(412)       $1,982       $(1,213)

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                       December 31,          June 30,
                                                                           1993                1994
                                                                                   (In thousands)

TiO2 manufacturing joint venture                                             $188,031           $185,583
Other                                                                           2,756              2,951

                                                                             $190,787           $188,534

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                        December 31,         June 30,
                                                                            1993               1994
                                                                             (In thousands)

Intangible assets, net                                                           $15,317           $15,183
Deferred financing costs, net                                                     18,954            17,616
Other                                                                              8,661             8,751

                                                                                 $42,932           $41,550

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                        December 31,          June 30,
                                                                            1993                1994
                                                                             (In thousands)

Accounts payable                                                                $ 89,010           $ 73,543
Accrued liabilities:
  Employee benefits                                                               32,350             35,276
  Environmental costs                                                             14,517             24,605
  Interest                                                                         6,933              6,785
  Miscellaneous taxes                                                              2,240              3,817
  Other                                                                           32,215             39,971

                                                                                  88,255            110,454

                                                                                $177,265           $183,997

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                        December 31,          June 30,
                                                                            1993                1994
                                                                             (In thousands)

Environmental costs                                                             $ 70,789           $ 79,253
Deferred technology fee income                                                    26,881             23,142
Insurance claims and expenses                                                     10,299             15,556

Employee benefits                                                                 10,084             10,736
Other                                                                              3,256              1,255

                                                                                $121,309           $129,942

NOTE 10 - LONG-TERM DEBT:

                                                                        December 31,               June 30,
                                                                            1993                     1994
                                                                              (In thousands)

NL Industries:
  11.75% Senior Secured Notes                                                  $250,000            $250,000
  13% Senior Secured Discount Notes                                             102,627             109,304

                                                                                352,627             359,304
Kronos:
  DM bank credit facility (DM 548,000
   and DM 460,448)                                                              316,032             290,589
  Joint venture term loan                                                       104,143              96,429
  5% to 8% bank loans payable through 2000                                       12,338              10,393
  Other                                                                           2,175               1,850

                                                                                434,688             399,261
  Rheox:
    Bank term loan                                                               82,500              75,000
    Other                                                                         1,070               1,001

                                                                                 83,570              76,001

                                                                                870,885             834,566

Less current maturities                                                          35,716              37,056

                                                                               $835,169            $797,510

NOTE 11 - INCOME TAXES:

    The difference between the provision for income tax expense attributable to loss before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate is presented below. The expected tax benefit in 1993 is computed at the previously-reported U.S. federal statutory rate of 34% because the retroactive increase to the current 35% rate was not enacted until August 1993.

                                                                                  Six months ended
                                                                                      June 30,
                                                                                   1993           1994
                                                                                    (In thousands)

Expected tax benefit                                                                 $ 10,983       $  3,886
Non-U.S. tax rates                                                                      6,203          2,703
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return                                   (1,541)        (1,096)
Valuation allowance                                                                   (24,208)       (15,138)
U.S. state income taxes                                                                  (292)          (283)
Other, net                                                                               -              (375)

      Income tax expense                                                             $ (8,855)      $(10,303)


NOTE 12 - OTHER INCOME, NET:

                                                      Three months ended           Six months ended
                                                           June 30,                     June 30,
                                                       1993      1994              1993      1994
                                                                      (In thousands)


Securities earnings:
  Interest and dividends                                  $  966        $1,054        $ 2,186        $ 2,056
  Securities transactions                                    332          (412)         1,982         (1,213)

                                                           1,298           642          4,168            843
Litigation settlement gain                                  -             -              -            20,040
Technology fee income                                       -            2,453           -             4,862
Royalty income                                               565           594          1,061          1,020
Currency transaction gains, net                            1,054           502          1,676            366
Disposition of property and equipment                       (374)         (292)          (593)        (1,279)
Other, net                                                 1,748         1,301          4,065          2,362

                                                          $4,291        $5,200        $10,377        $28,214

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

    For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings," (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and (iii) the 1993 Annual Report.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. The Company's return to profitability, and the timing thereof, are dependent in large part upon improved pricing for TiO2. Based on the Company's current near-term outlook for its TiO2 business, the Company expects to report a net loss for calendar 1994, although its results for the second half of the year should be improved compared to 1993.

                                             Three months ended                Six months ended
                                                  June 30,                         June 30,
                                             1993        1994     % Change      1993       1994      % Change
                                               (In millions)                      (In millions)

Net sales:
  Kronos                                     $193.2     $206.4     +7%          $365.3     $380.7     +4%
  Rheox                                        28.2       30.7     +9%            54.6       58.3     +7%

                                             $221.4     $237.1     +7%          $419.9     $439.0     +5%

Operating income:
  Kronos                                     $  7.6     $ 17.6     +135%        $ 24.7     $ 33.1     +34%
  Rheox                                         7.6        8.6     +12%           13.6       15.5     +14%

                                             $ 15.2     $ 26.2     +73%         $ 38.3     $ 48.6     +27%

Percent changes in TiO2:
  Sales volume                                                     +10%                               +9%
  Average selling prices
   (in billing currencies)                                         +1%                                -1%


    Kronos' TiO2 operating income in the second quarter and first half of 1994 increased from the comparable 1993 periods due to higher sales volumes, slightly lower per unit operating costs and technology fee income. Primarily as a result of improved pricing in Europe, Kronos' average TiO2 selling prices in the first half of 1994 approximated both first-half 1993 and full-year 1993 average selling prices. A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter and first half of 1994 by $7 million and $15 million, respectively, compared to the 1993 periods. Kronos expects the impact of previously-announced price increases will further improve its operating income in the second half of 1994. Rheox's operating results for both the second quarter and first half of 1994 improved compared to the 1993 periods primarily as a result of higher sales volumes and lower operating costs.

    The following table sets forth certain information regarding general corporate income (expense).

                                Three months ended                       Six months ended
                                     June 30,           Difference           June 30,           Difference
                                  1993       1994                          1993     1994
                                               (In millions)                          (In millions)

Securities earnings             $  1.3      $   .7         $ (.6)        $  4.2     $   .9        $(3.3)
Corporate expenses, net          (13.4)      (17.7)         (4.3)         (22.0)     (18.5)         3.5
Interest expense                 (26.6)      (21.1)          5.5          (52.8)     (42.1)        10.7

                                $(38.7)     $(38.1)        $  .6         $(70.6)    $(59.7)       $10.9

    Year-to-date corporate expenses, net were lower as a $20 million gain related to the first-quarter 1994 settlement of the Company's lawsuit against Lockheed Corporation was partially offset by increased provisions for environmental remediation and other costs.

    Interest expense declined due to lower debt outstanding and lower interest rates on Deutsche mark-denominated debt, partially offset by the higher interest rates on the Company's Senior Notes.

    The Company's operations are conducted on a worldwide basis. In both 1993 and 1994, the Company's income tax expense was impacted by losses in certain countries for which no current refund is available and for which the Company believes recognition of a deferred tax asset is not currently considered appropriate.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 1993 and 1994 are presented below.


                                                                                        Six months ended
                                                                                             June 30,
                                                                                          1993          1994
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities                                                                  $(34.3)       $111.6
  Investing activities                                                                    37.3         (13.6)
  Financing activities                                                                   (16.9)        (73.8)

      Net cash provided (used) by operating,
       investing and financing activities                                               $(13.9)       $ 24.2


    The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990. During the recent down cycle of the past few years, the Company's operations have used significant amounts of cash. Receipt of the German tentative tax refunds, discussed below, significantly increased the Company's cash flow from operating activities for the first half of 1994 and was a factor in the Company's improved liquidity. Excluding the effects of the receipt of the German tentative tax refunds, the Company's operations continued to use cash during the first half of 1994 but at a lower rate than the year-earlier period. The Company has taken and continues to take measures to manage its near-term and long-term liquidity requirements, including cost reduction efforts, tightening of controls over working capital and the formation of a TiO2 manufacturing joint venture and the refinancing of certain debt in 1993. The Company currently expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service.

    Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. During the second quarter of 1994, the German tax authorities withdrew certain tax assessment reports and remitted tax refunds aggregating DM 185 million ($112 million), including interest, on a tentative basis. The Company applied DM 143 million ($87 million) of the German tentative tax refunds to reduce outstanding borrowings under its DM revolving credit facility. The examination of the Company's German income tax returns continues. The Company understands the German tax authorities intend to remit additional tentative refunds aggregating DM 35 million and issue new assessment reports proposing tax deficiencies. The Company expects to apply the additional tentative refunds to reduce the outstanding borrowings under its DM bank credit facility. The Company has granted a DM 100 million ($63 million at June 30, 1994) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until any future assessments proposing tax deficiencies are resolved. The timing of receipt of any additional tentative tax refunds and the timing and amount of new assessments proposing tax deficiencies remains uncertain. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations.

    Net repayments of indebtedness in the first half of 1994 include payments of DM 143 million of the DM credit facility ($87 million), $8 million on the Rheox bank term loan and $8 million on the joint venture term loan, and borrowings under the DM bank credit facility of DM 55 million ($33 million).

    At June 30, 1994, the Company had cash, cash equivalents and current marketable securities aggregating $161 million (34% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $15 million. The Company's subsidiaries had $178 million available for borrowing under existing non-U.S. credit facilities at June 30, 1994, of which $90 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German tax assessments, as described above.

    The Company has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. The Company believes it has adequate reserves ($87 million at June 30, 1994) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $136 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit and has not accrued any amounts for such pending lead pigment litigation. The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and effectively overturn court decisions in which the Company and other pigment manufacturers have been successful.

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


                           PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    Reference is made to the 1993 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for descriptions of certain previously-reported legal proceedings.

    Coren, et al. v. Cardozo v. Sherwin-Williams, et al. and Pacheco, et al. v. Ortiz v. The Sherwin-Williams Company, et al. In May 1994, joint stipulations of dismissal without prejudice were filed by the third-party plaintiff and the third-party defendants (including the Company) in each of these previously-reported cases.

    Barros v. Pires v. Sherwin-Williams Co., et al. In May 1994, the third-party plaintiffs withdrew their motion for reconsideration or reversal of the court's previous decision dismissing the third-party defendants, including the Company.

    The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims. The plaintiffs filed a notice of appeal.

    Skipworth v. Sherwin-Williams Co., et al. In June 1994, the plaintiffs appealed the trial court's decision dismissing the plaintiffs' case with prejudice.

    NL Industries, Inc. v. Commercial Union Insurance Cos., et al. In July 1994, the court entered judgment on the previously-reported order requiring Commercial Union to pay previously-incurred Company costs in defending two lead pigment cases. The defendant's time to appeal has not yet expired.

    Wagner, et al. v. Anzon and NL Industries, Inc. Defendants' motion for summary judgment was denied; trial remains set for September 1994.

    United States of America v. Peter Gull and NL Industries, Inc. In June 1994, both the Company and the U.S. Environmental Protection Agency (the "U.S. EPA") appealed the previously-reported judgment.

    Pedricktown. In July 1994, the U.S. EPA selected a remediation plan for the remaining clean-up of operable unit one which the U.S. EPA estimates will cost $18.7 million to complete. No agreement regarding the allocation of such costs among the potential responsible parties has been reached.

    Dallas Smelter. The Texas Natural Resources Commission has filed a report and petition against the Company and Mainland Land and Equipment ("Mainland") seeking approximately $.2 million in penalties and implementation of a site investigation plan in connection with the Company's former smelter in Dallas, Texas. The report and petition alleges that the Company and Mainland are responsible for the discharge of pollutants and for the failure to undertake actions to abate and remove the discharge of pollutants. The Company has filed an answer denying the allegations and has requested a hearing.

    Day, et al. v. NLO, Inc., et al. In July 1994, the parties reached a settlement agreement pursuant to which the Department of Energy would pay all costs of the settlement, the plaintiffs' case would be dismissed, and the Company and NLO would be released and dismissed. The settlement is subject to final court approval.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 4, 1994. The only matter voted upon was the election of directors. All of the Company's directors stood for election. The vote with respect to each was as follows:


                                                       Vote                                Vote
                Director                                For                              Withheld

J. Landis Martin                                         47,254,675                           277,704
Kenneth R. Peak                                          47,266,695                           265,684
Glenn R. Simmons                                         47,241,495                           290,884
Harold C. Simmons                                        47,249,605                           282,774
Michael A. Snetzer                                       47,265,057                           267,322
Lawrence A. Wigdor                                       47,266,793                           265,586
Admiral Elmo R. Zumwalt, Jr.                             47,260,756                           271,623


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         None.

    (b)  REPORTS ON FORM 8-K

        Reports on Form 8-K for the quarter ended June 30, 1994 and for the month of July 1994:


        April 25, 1994 - reported Items 5 and 7.
        May 5, 1994    - reported Items 5.
        May 31, 1994   - reported Items 5 and 7.
        July 25, 1994  - reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       NL INDUSTRIES, INC.
                                                           (Registrant)



Date:  August 4, 1994                        By  /s/ Joseph S. Compofelice
                                                 Joseph S. Compofelice
                                                 Vice President and
                                                  Chief Financial Officer

Date:  August 4, 1994                        By  /s/ Dennis G. Newkirk
                                                 Dennis G. Newkirk
                                                 Vice President and Controller
                                                  (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       NL INDUSTRIES, INC.
                                                           (Registrant)



Date:  August __, 1994                       By
                                                 Joseph S. Compofelice
                                                 Vice President and
                                                  Chief Financial Officer



Date:  August __, 1994                       By
                                                 Dennis G. Newkirk
                                                 Vice President and Controller
                                                  (Principal Accounting Officer)