Form 10-Q
period 1994-09-30
NL INDUSTRIES INC
filed 1994-11-10
CIK 72162

NL INDUSTRIES, INC.

                                    Form 10-Q

                    For the quarter ended September 30, 1994
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640


                              NL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



          New Jersey                                   13-5267260
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)



Two Greenspoint Plaza, 16825 Northchase Dr., Suite 1200, Houston, TX  77060-2544
           (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:   (713)  423-3300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing
requirements for the past 90 days.   Yes    X     No






Number of shares of common stock outstanding on November 7, 1994:  51,042,443

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                             Page
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.

          Consolidated Balance Sheets - December 31, 1993
           and September 30, 1994                            3-4

          Consolidated Statements of Operations - Three and
           nine months ended September 30, 1993 and 1994      5

          Consolidated Statement of Shareholders' Deficit
           - Nine months ended September 30, 1994             6

          Consolidated Statements of Cash Flows - Nine months
           ended September 30, 1993 and 1994                 7-8

          Notes to Consolidated Financial Statements         9-14

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations              15-18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 19-20

  Item 6. Exhibits and Reports on Form 8-K                    20

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                               December 31,           September 30,
                                                                       1993                   1994

Current assets:
  Cash and cash equivalents                                               $  106,593             $  194,086
  Marketable securities                                                       41,045                 25,474
  Accounts and notes receivable                                              116,355                150,767
  Refundable income taxes                                                        386                  9,797
  Inventories                                                                194,167                167,812
  Prepaid expenses                                                             5,637                  9,461
  Deferred income taxes                                                        3,315                  3,704

      Total current assets                                                   467,498                561,101

Other assets:
  Marketable securities                                                       18,428                 20,549
  Refundable income taxes                                                     91,994                   -
  Investment in joint ventures                                               190,787                188,383
  Prepaid pension cost                                                        16,307                 19,066
  Other                                                                       42,932                 39,349

      Total other assets                                                     360,448                267,347

Property and equipment:
  Land                                                                        18,237                 20,345
  Buildings                                                                  129,582                142,306
  Machinery and equipment                                                    515,090                570,952
  Mining properties                                                           72,711                 77,313
  Construction in progress                                                    30,050                 39,369
                                                                             765,670                850,285
  Less accumulated depreciation and depletion                                387,067                441,169

      Net property and equipment                                             378,603                409,116


                                                                          $1,206,549             $1,237,564

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND SHAREHOLDERS' DEFICIT                              December 31,       September 30,
                                                                          1993               1994

Current liabilities:
  Current maturities of long-term debt                                   $   35,716              $   43,316
  Accounts payable and accrued liabilities                                  177,265                 192,467
  Payable to affiliates                                                       9,566                  10,605
  Income taxes                                                                6,353                   7,204
  Deferred income taxes                                                       3,623                   2,392

      Total current liabilities                                             232,523                 255,984

Noncurrent liabilities:
  Long-term debt                                                            835,169                 790,990
  Deferred income taxes                                                     138,977                 204,576
  Accrued pension cost                                                       72,606                  79,503
  Accrued postretirement benefits cost                                       68,322                  65,946
  Other                                                                     121,309                 132,891

      Total noncurrent liabilities                                        1,236,383               1,273,906

Minority interest                                                             2,438                   2,892

Shareholders' deficit:
  Common stock                                                                8,355                   8,355
  Additional paid-in capital                                                759,281                 759,281
  Adjustments:
    Currency translation                                                   (115,803)               (122,699)
    Pension liabilities                                                      (3,442)                 (3,442)
    Marketable securities                                                    (2,164)                   (519)
  Accumulated deficit                                                      (543,059)               (569,538)
  Treasury stock                                                           (367,963)               (366,656)

      Total shareholders' deficit                                          (264,795)               (295,218)

                                                                         $1,206,549              $1,237,564

[FN]
Commitments and contingencies (Note 13)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                Three months ended              Nine months ended
                                                  September 30,                   September 30,
                                                 1993           1994            1993              1994

Revenues and other income:
  Net sales                                         $202,096       $225,200         $621,992        $664,162
  Other, net                                           4,474          8,365           14,851          36,579

                                                     206,570        233,565          636,843         700,741


Costs and expenses:
  Cost of sales                                      156,894        168,033          471,071         493,914
  Selling, general and
   administrative                                     42,527         47,162          138,166         157,423
  Interest                                            23,211         20,923           75,963          63,059

                                                     222,632        236,118          685,200         714,396

      Loss before income taxes
       and minority interest                         (16,062)        (2,553)         (48,357)        (13,655)
Income tax expense                                    (2,502)        (1,901)         (11,357)        (12,204)

      Loss before minority
       interest                                      (18,564)        (4,454)         (59,714)        (25,859)

Minority interest                                       (158)          (124)            (500)           (620)

      Net loss                                      $(18,722)      $ (4,578)        $(60,214)       $(26,479)

Net loss per share of common
 stock                                              $   (.37)      $   (.09)        $  (1.18)       $   (.52)

Weighted average common shares
 outstanding                                          50,890         51,040           50,890          51,014

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                      Nine months ended September 30, 1994

                                 (In thousands)



                                                             Additional                Adjustments
                                                    Common    paid-in      Currency        Pension    Marketable
                                                     stock    capital     translation    liabilities  securities

Balance at December 31, 1993                         $8,355  $759,281      $(115,803)      $(3,442)    $(2,164)

Net loss                                               -         -               -            -           -

Adjustments                                            -         -             (6,896)        -          1,645

Other, net                                             -         -              -             -           -

Balance at September 30, 1994                        $8,355  $759,281      $(122,699)      $(3,442)    $  (519)

                                                 Accumulated   Treasury
                                                   deficit      stock        Total

Balance at December 31, 1993                     $(543,059)    $(367,963) $(264,795)

Net loss                                           (26,479)         -       (26,479)

Adjustments                                           -             -        (5,251)

Other, net                                            -            1,307      1,307

Balance at September 30, 1994                    $(569,538)    $(366,656) $(295,218)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1993 and 1994

                                 (In thousands)


                                                                            1993               1994

Cash flows from operating activities:
  Net loss                                                                      $(60,214)         $(26,479)
  Adjustments:
    Depreciation, depletion and amortization                                      38,123            26,752
    Deferred income taxes                                                         (1,045)           35,479
    Other, net                                                                    (1,528)           (2,458)

                                                                                 (24,664)           33,294
    Change in assets and liabilities:
      Accounts and notes receivable                                              (21,097)          (24,721)
      Inventories                                                                  4,811            37,605
      Prepaid expenses                                                            (2,422)           (2,384)
      Accounts payable and accrued liabilities                                     1,629            14,610
      Income taxes                                                                 2,715            89,285
      Other, net                                                                  12,024            24,911
      Marketable trading securities, net                                            -               14,262

      Net cash provided (used) by operating
       activities                                                                (27,004)          186,862

Cash flows from investing activities:
  Capital expenditures                                                           (33,518)          (25,061)
  Marketable securities:
    Purchases                                                                     (1,949)             -
    Dispositions                                                                  70,335              -
  Proceeds from disposition of property
   and equipment                                                                     275               182
  Investment in joint ventures, net                                                 -                2,600
  Other, net                                                                         623               381

      Net cash provided (used) by investing
       activities                                                                 35,766           (21,898)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 1993 and 1994

                                 (In thousands)


                                                                            1993              1994

Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                                                   $  7,493         $  45,192
    Principal payments                                                           (30,108)         (129,553)
    Deferred financing costs                                                        (745)             (687)
  Distributions to minority interest                                                 (33)             (202)

      Net cash used by financing activities                                      (23,393)          (85,250)


Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities                                (14,631)           79,714
    Currency translation                                                          (1,523)            7,779
  Balance at beginning of period                                                  87,333           106,593

  Balance at end of period                                                      $ 71,179         $ 194,086


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized                                          $ 75,213         $  43,251
  Income taxes                                                                    10,040          (112,066)


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     NL Industries, Inc. is primarily a holding company and conducts its operations through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). At September 30, 1994, Valhi, Inc. held approximately 49% of NL's outstanding common stock and Tremont Corporation, a 48%-owned affiliate of Valhi, held an additional 18% of NL's outstanding common stock. Together, Tremont and Valhi may be deemed to control NL. Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock.

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1994 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended September 30, 1993 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 3 - BUSINESS SEGMENT INFORMATION:

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                            Three months ended                 Nine months ended
                                               September 30,                     September 30,
                                             1993               1994            1993               1994
                                                                    (In thousands)
Net sales:
  Kronos                                          $174,008       $194,146           $539,286       $574,813
  Rheox                                             28,088         31,054             82,706         89,349

                                                  $202,096       $225,200           $621,992       $664,162

Operating income:
  Kronos                                          $  5,728       $ 18,746           $ 30,414       $ 51,769
  Rheox                                              7,045          8,347             20,630         23,879
                                                    12,773         27,093             51,044         75,648

General corporate income
 (expense):
  Securities earnings, net                           1,514          1,254              5,682          2,097
  Corporate expenses, net                           (7,138)        (9,977)           (29,120)       (28,341)
  Interest expense                                 (23,211)       (20,923)           (75,963)       (63,059)

                                                  $(16,062)      $ (2,553)          $(48,357)      $(13,655)

NOTE 4 - INVENTORIES:

                                                                     December 31,         September 30,
                                                                         1993                 1994
                                                                           (In thousands)

Raw materials                                                                $ 19,785             $ 25,887
Work in process                                                                 7,173                6,655
Finished products                                                             135,102               99,475
Supplies                                                                       32,107               35,795

                                                                             $194,167             $167,812

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                    December 31,          September 30,
                                                                        1993                  1994
                                                                                 (In thousands)
Current - U.S. Treasury securities:
  Unrealized gains (losses)                                                  $    52               $  (819)
  Cost                                                                        40,993                26,293

      Aggregate market                                                       $41,045               $25,474

Noncurrent - marketable equity securities:
  Unrealized gains                                                           $    33               $ 2,296
  Unrealized losses                                                           (2,951)               (3,093)
  Cost                                                                        21,346                21,346

      Aggregate market                                                       $18,428               $20,549

     The Company has classified its U.S. Treasury securities as trading securities and its marketable equity securities as available-for-sale.

     Net gains and losses from securities transactions are composed of:

                                                      Three months ended           Nine months ended
                                                        September 30,                September 30,
                                                         1993          1994         1993         1994
                                                                           (In thousands)

Unrealized gains (losses):
  Marketable equity securities                               $ 323         $ -         $  387       $  -
  Other securities                                             128           -            414          (871)
Realized gains (losses) - other
  securities                                                   104          (96)        1,736          (438)

                                                             $ 555         $(96)       $2,537       $(1,309)

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                    December 31,          September 30,
                                                                        1993                  1994
                                                                                 (In thousands)

  TiO2 manufacturing joint venture                                          $188,031              $185,546
  Other                                                                        2,756                 2,837

                                                                            $190,787              $188,383

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                      December 31,         September 30,
                                                                          1993                 1994
                                                                           (In thousands)

Intangible assets, net                                                        $15,317              $14,786
Deferred financing costs, net                                                  18,954               16,847
Other                                                                           8,661                7,716

                                                                              $42,932              $39,349

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                    December 31,         September 30,
                                                                        1993                 1994
                                                                          (In thousands)

Accounts payable                                                           $ 89,010                $ 72,114
Accrued liabilities:
  Employee benefits                                                          32,350                  38,461
  Environmental costs                                                        14,517                  24,548
  Interest                                                                    6,933                  13,877
  Miscellaneous taxes                                                         2,240                   1,018
  Other                                                                      32,215                  42,449

                                                                             88,255                 120,353

                                                                           $177,265                $192,467

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                    December 31,          September 30,
                                                                        1993                  1994
                                                                         (In thousands)

Environmental costs                                                         $ 70,789               $ 83,449
Deferred technology fee income                                                26,881                 20,905
Insurance claims and expenses                                                 10,299                 15,601
Employee benefits                                                             10,084                 11,809
Other                                                                          3,256                  1,127

                                                                            $121,309               $132,891

NOTE 10 - LONG-TERM DEBT:

                                                                   December 31,               September 30,
                                                                       1993                       1994
                                                                         (In thousands)

NL Industries:
  11.75% Senior Secured Notes                                              $250,000                $250,000
  13% Senior Secured Discount Notes                                         102,627                 112,762

                                                                            352,627                 362,762
Kronos:
  DM bank credit facility (DM 548,000
   and DM 455,206)                                                          316,032                 294,609
  Joint venture term loan                                                   104,143                  92,572
  5% to 8% bank loans payable through 2000                                   12,338                  10,606
  Other                                                                       2,175                   1,656

                                                                            434,688                 399,443
Rheox:
  Bank term loan                                                             82,500                  71,250
  Other                                                                       1,070                     851

                                                                             83,570                  72,101

                                                                            870,885                 834,306

Less current maturities                                                      35,716                  43,316

                                                                           $835,169                $790,990

NOTE 11 - INCOME TAXES:

     The difference between the provision for income tax expense attributable to loss before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                                                 Nine months ended
                                                                                   September 30,
                                                                                   1993           1994
                                                                                    (In thousands)

Expected tax benefit                                                                 $ 16,925       $  4,779
Non-U.S. tax rates                                                                     10,886          3,838
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return                                   (2,071)          (982)
Rate change adjustment of deferred taxes                                               (6,811)             -
Valuation allowance                                                                   (29,888)       (18,987)
U.S. state income taxes                                                                  (417)          (410)
Other, net                                                                                 19           (442)

      Income tax expense                                                             $(11,357)      $(12,204)

NOTE 12 - OTHER INCOME, NET:

                                                         Three months ended          Nine months ended
                                                           September 30,               September 30,
                                                          1993      1994             1993      1994
                                                                      (In thousands)

Securities earnings:
  Interest and dividends                                     $  959       $1,350       $ 3,145       $ 3,406
  Securities transactions                                       555          (96)        2,537        (1,309)

                                                              1,514        1,254         5,682         2,097
Litigation settlement gains                                    -           1,200          -           21,240
Technology fee income                                          -           2,519          -            7,781
Royalty income                                                  377          413         1,438         1,433
Currency transaction gains, net                               1,417          379         3,093           745
Disposition of property and equipment                          (283)        (244)         (876)       (1,523)
Other, net                                                    1,449        2,844         5,514         4,806

                                                             $4,474       $8,365       $14,851       $36,579

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

     For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings," (ii) the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994 and (iii) the 1993 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. The Company's return to profitability, and the timing thereof, are dependent in large part upon improved pricing for TiO2. The Company's results improved significantly during the first nine months of 1994, as discussed below, and the Company anticipates that TiO2 prices will further improve in 1995. The Company continues to expect to report a net loss for calendar 1994.

                                             Three months ended                Nine months ended
                                               September 30,                     September 30,
                                             1993        1994     % Change      1993       1994      % Change
                                               (In millions)                      (In millions)
Net sales:
  Kronos                                     $174.0     $194.1      +12%        $539.3     $574.9      +7%
  Rheox                                        28.1       31.1      +11%          82.7       89.3      +8%

                                             $202.1     $225.2      +11%        $622.0     $664.2      +7%

Operating income:
  Kronos                                     $  5.8     $ 18.8     +227%        $ 30.4     $ 51.7     +70%
  Rheox                                         7.0        8.3      +18%          20.6       23.9     +16%

                                             $ 12.8     $ 27.1     +112%        $ 51.0     $ 75.6     +48%

Percent changes in TiO2:
  Sales volume                                                       +4%                               +7%
  Average selling prices
   (in billing currencies)                                           +6%                               +1%

     Kronos' TiO2 operating income in the third quarter and first nine months of 1994 increased from the comparable 1993 periods due to higher average selling prices, higher sales volumes, slightly lower per unit operating costs and higher technology fee income. As a result of improved pricing in all major markets, Kronos' average TiO2 selling prices in the third quarter of 1994 were 6% higher than the comparable period of 1993 and were 3% higher than the second quarter of 1994. A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales for the third quarter of 1994 by $4 million and decreased the dollar value of sales in the first nine months of 1994 by $10 million compared to the 1993 periods. Rheox's operating results for both the third quarter and first nine months of 1994 improved compared to the 1993 periods primarily as a result of higher sales volumes and lower operating costs.

     The following table sets forth certain information regarding general corporate income (expense).

                                Three months ended                       Nine months ended
                                  September 30,         Difference         September 30,        Difference
                                  1993       1994                          1993     1994
                                               (In millions)                          (In millions)

Securities earnings             $  1.5      $  1.3         $ (.2)        $  5.7     $  2.1        $(3.6)
Corporate expenses, net           (7.1)      (10.0)         (2.9)         (29.1)     (28.3)          .8
Interest expense                 (23.2)      (21.0)          2.2          (76.0)     (63.1)        12.9

                                $(28.8)     $(29.7)        $ (.9)        $(99.4)    $(89.3)       $10.1

     Year-to-date corporate expenses, net were lower as a $20 million gain related to the first-quarter 1994 settlement of the Company's lawsuit against Lockheed Corporation was partially offset by increased provisions for environmental remediation and other costs. Interest expense declined due to lower debt outstanding and lower average interest rates on Deutsche mark-denominated debt, partially offset by the higher interest rates on the Company's Senior Notes.

     The Company's operations are conducted on a worldwide basis. In both 1993 and 1994, the Company's income tax expense was impacted by losses in certain countries for which no current benefit is available and for which the Company believes recognition of a deferred tax asset is not currently appropriate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 1993 and 1994 are presented below.

                                                                                        Nine months ended
                                                                                         September 30,
                                                                                          1993          1994
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities                                                                  $(27.0)       $186.8
  Investing activities                                                                    35.8         (21.9)
  Financing activities                                                                   (23.4)        (85.2)

      Net cash provided (used) by operating,
       investing and financing activities                                               $(14.6)       $ 79.7

     The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. During the recent TiO2 down cycle, the Company's operations have used significant amounts of cash. Receipt of the German tentative tax refund, discussed below, significantly increased the Company's cash flow from operating activities during the 1994 period and was a major factor in the Company's improved liquidity. The relative changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) also contributed to the cash provided by operations. Excluding the impact of the German tentative tax refund, the Company expects cash provided by operations for calendar 1994 will be lower than that provided for the nine-month period due to, among other things, certain seasonal working capital fluctuations and the timing of interest payments on the Senior Notes. The Company has taken and continues to take measures to manage its near-term and long-term liquidity requirements, including cost reduction efforts, tightening of controls over working capital, the formation of a TiO2 manufacturing joint venture and the refinancing of certain debt in 1993. The Company currently expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service.

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. During the first nine months of 1994, the German tax authorities withdrew certain tax assessment reports and remitted tax refunds aggregating DM 211 million ($127 million), including interest, on a tentative basis. The Company applied DM 168 million ($103 million) of the German tentative tax refunds to reduce outstanding borrowings under its DM revolving credit facility. In October, the German tax authorities remitted additional tentative tax refunds aggregating DM 14 million ($9 million) and the Company applied DM 8 million ($5 million) to reduce further the outstanding borrowings under its DM bank credit facility. The examination of the Company's German income tax returns continues and the Company has received certain assessment reports proposing tax deficiencies and understands the German tax authorities intend to issue additional assessment reports. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($65 million at September 30, 1994) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations.

     Repayments of indebtedness in the first nine months of 1994 include payments of DM 168 million of the DM credit facility ($103 million), $11 million on the Rheox bank term loan and $12 million on the joint venture term loan. In addition, the Company borrowed DM 75 million ($45 million) under the DM credit facility. During October 1994, the Company repaid an aggregate of DM 58 million ($37 million) of the DM credit facility. The Company has reduced its "net debt" (notes payable and long-term debt less cash, cash equivalents and securities) by $271 million during the last 12 months.

     At September 30, 1994, the Company had cash, cash equivalents and current marketable securities aggregating $220 million (42% held by non-U.S. subsidiaries) including restricted cash, cash equivalents and current marketable securities of $15 million. In addition, the Company's subsidiaries had $192 million available for borrowing under existing non-U.S. credit facilities, of which $109 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above.

     The Company has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. The Company believes it has adequate accruals
($84 million at September 30, 1994) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $142 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit and has not accrued any amounts for such pending lead pigment litigation. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and effectively overturn court decisions in which the Company and other pigment manufacturers have been successful.

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


                           PART II.  OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

     Reference is made to the 1993 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994 for descriptions of certain previously-reported legal proceedings.

     HANO. In October 1994, the Company moved for summary judgment in one of the eight remaining third-party complaints filed by HANO.

     The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims. The plaintiffs filed a notice of appeal. Defendants have moved for summary judgment on the remaining fraud claim.

     NL Industries, Inc. v. Commercial Union Insurance Cos., et al. The defendant, Commercial Union, has appealed the previously-reported order requiring it to pay certain previously-incurred Company defense costs.

     Wagner, et al. v. Anzon and NL Industries, Inc. Defendants' motion for summary judgment was denied; jury trial in this class action began in September 1994 and a jury verdict is expected in November 1994.

     Granite City. In August 1994, the U.S. Environmental Protection Agency ("U.S. EPA") recommenced a limited cleanup of the residential yard soils in Granite City. In October 1994, the U.S. EPA released a proposed plan for residential soil cleanup and reopened the administrative record for public comment. The period for public comment has not yet expired. In the proposed plan, the U.S. EPA also indicated that it is developing remedial plans for the remaining industrial area and for groundwater.

     Batavia, New York. In August 1994, the U.S. EPA issued a proposed plan for remediation of the landfill. The estimated cost of the proposed remedy is $12 million. No allocation of the remedial costs among the Company and the other potentially responsible parties ("PRP"s) has been determined.

     Cherokee County. In August 1994, the U.S. EPA issued a proposed remedial plan for the Baxter Springs and Treece subsites. The estimated cost of the proposed remedies is $6 million. The allocation among PRPs, including the Company, has not yet been determined. Remedial plans have not been proposed for the remaining subsites in Cherokee County.

     Flacke v. NL Industries, Inc. In August 1994, the court denied the State's and the Company's motions for summary judgment.

     Portland. In September 1994, the PRPs submitted to the U.S. EPA a focused feasibility study proposing changes in the remedy at this site. The estimated cost of the remedies analyzed ranges from approximately $15 million to $57 million.

     Exxon Chemical Company v. NL Industries, Inc. The Company has agreed in principle to settle this matter, within previously accrued amounts, and the Court has dismissed the case. The parties are negotiating a settlement agreement, execution of which is a condition of the settlement, and the plaintiff has sought to reinstate the case pending completion of those negotiations.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

     (a)EXHIBITS

     27.1 - Financial Data Schedules for the nine-month period ended September 30, 1994.

     (b)REPORTS ON FORM 8-K


     Reports on Form 8-K for the quarter ended September 30, 1994 and for the month of October 1994:

       July 25, 1994 - reported Items 5 and 7.

       October 24, 1994 - reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NL INDUSTRIES, INC.
                                               (Registrant)



Date:  November 9, 1994            By  /s/ Joseph S. Compofelice
                                       Joseph S. Compofelice
                                        Vice President and
                                        Chief Financial Officer



Date:  November 9, 1994            By  /s/ Dennis G. Newkirk
                                       Dennis G. Newkirk
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NL INDUSTRIES, INC.
                                               (Registrant)



Date:  November 9, 1994            By
                                       Joseph S. Compofelice
                                        Vice President and
                                        Chief Financial Officer



Date:  November 9, 1994            By
                                       Dennis G. Newkirk
                                        Vice President and Controller
                                        (Principal Accounting Officer)