Form 10-K
period 1994-12-31
NL INDUSTRIES INC
filed 1995-03-10
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) - For the fiscal year ended December 31, 1994
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 1-640


                              NL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)


          New Jersey                                        13-5267260
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)


16825 Northchase Drive, Suite 1200, Houston, Texas            77060
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:       (713) 423-3300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of February 28, 1995, 51,052,443 shares of common stock were outstanding. The aggregate market value of the 15,091,253 shares of voting stock held by nonaffiliates as of such date approximated $179 million.

Documents incorporated by reference:

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.  BUSINESS

GENERAL

NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its operations through its principal wholly-owned subsidiaries, Kronos, Inc. and Rheox, Inc. Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold 52% and 18%, respectively, of NL's outstanding common stock. Contran holds, directly or through subsidiaries, approximately 90% of Valhi's and 44% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board, President and Chief Executive Officer of each of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company".

Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of the worldwide market. Approximately one-half of Kronos' 1994 sales volume was in Europe, where Kronos is the second largest producer of TiO2. Kronos accounted for 87% of the Company's sales and 72% of its operating income in 1994. Rheox is the world's largest producer of rheological additives for solvent-based systems, supplying an estimated 40% of the worldwide market.

The Company's objectives are to (i) focus on continued cost control, (ii) deleverage during the current up cycle and (iii) invest in certain cost effective debottlenecking projects to increase TiO2 production capacity.

KRONOS

  INDUSTRY

Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

Demand, supply and pricing of TiO2 have historically been cyclical. The last cyclical peak for TiO2 prices occurred in early 1990 with a cyclical low point reached in the third quarter of 1993. The Company's average selling prices for TiO2 began an upward trend during 1994 and prices at the end of 1994 were about 10% higher than the 1993 low point, but were still approximately 26% below those of the last cyclical peak in 1990.

The Company believes that the TiO2 industry has significant long-term potential. During the early 1990s, the TiO2 industry operated at lower capacity utilization levels relative to the high utilization levels prevalent during the late 1980s, in part because of the slow recovery from the worldwide recession but primarily due to the impact of capacity additions since the late 1980s. The Company expects that the TiO2 industry will recover more slowly compared with the previous recovery in the late 1980s, primarily because of the more gradual nature of recent growth of the worldwide economy and the impact of capacity additions since the late
1980s. Recent improvements in economic growth rates have resulted in increased demand for TiO2. Industry capacity utilization, which the Company believes was less than 90% during 1990 through 1993, was about 92% in 1994 and is continuing to rise due to improved demand.

Kronos has an estimated 18% share of European TiO2 sales and an estimated 9% share of U.S. TiO2 sales. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest geographic markets for TiO2 consumption. If the economies in Eastern Europe, the Far East and China continue to develop, a significant market for TiO2 could emerge in those countries and Kronos believes that it is well positioned to participate in growth in the Eastern European market. Geographic segment information is contained in Note 3 to the Consolidated Financial Statements.

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

Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company formed in 1989 to manage and coordinate the Company's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. The Company believes that KII's structure allows it to capitalize on expertise and technology developed in Germany over a 60-year period.

Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, one-half of Kronos' 1994 TiO2 sales were to Europe, with 36% to North America and the balance to export markets.

Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater and in the manufacture of iron pigments.

  MANUFACTURING PROCESS AND RAW MATERIALS

TiO2 is manufactured by Kronos using either the chloride or sulfate pigment production process. Although most end-use applications can use pigments produced by either process, chloride process pigments are generally preferred in certain segments of the coatings and plastics applications, and sulfate process pigments are generally preferred for paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments in the past few years. Approximately two-thirds of Kronos' current production capacity is based on an efficient chloride process technology.

Kronos produced 357,000 metric tons of TiO2 in 1994, compared to 352,000 metric tons in 1993 and 358,000 metric tons in 1992. Kronos believes its annual attainable production capacity is approximately 380,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). The Company plans to spend $25 million in capital expenditures over the next three years for a debottlenecking project at its Leverkusen, Germany chloride process plant that is expected to increase the Company's annual attainable production capacity by 20,000 metric tons to approximately 400,000 tons in 1997.

The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and rutile. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa), approximately 50% of which is owned by Q.I.T. Fer et Titane Inc. ("QIT"), an indirect subsidiary of RTZ Corp. Natural rutile ore is purchased primarily from suppliers located in Australia and Africa.

The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process pigments, Kronos operates a rock ilmenite mine near Hauge i Dalane, Norway, which provided all of Kronos' feedstock for its European sulfate process pigment plants in 1994. Kronos' mine is also a commercial source of rock ilmenite for other sulfate process producers in Europe. The Company believes it supplies nearly 40% of the Western European demand, including the Company, for sulfate feedstock. Kronos also purchases sulfate grade slag under contracts negotiated annually with QIT and Tinfos Titanium and Iron K/S.

Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate in the near term; however, tightening supplies for the chloride process may be encountered in the late 1990s. Kronos does not anticipate experiencing any interruptions of its raw material supplies.

  TIO2 MANUFACTURING JOINT VENTURE

In October 1993, Kronos formed a manufacturing joint venture with Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"). The joint venture, which is equally owned by subsidiaries of Kronos and Tioxide (the "Partners"), owns and operates the Louisiana chloride process TiO2 plant formerly owned by Kronos. Production from the plant is shared equally by Kronos and Tioxide pursuant to separate offtake agreements.

A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the day-to-day operations of the joint venture acting under the direction of the supervisory committee.

The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense is reported as a component of interest expense.

  COMPETITION

The TiO2 industry is highly competitive. During the late 1980s worldwide demand approximated available supply and the major producers, including Kronos, were operating at or near available capacity and customers generally were served on an allocation basis. During the early 1990s, supply exceeded demand, primarily due to new chloride process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, had a negative impact during the recent downward cycle. During 1994, demand growth resulting from improved economic conditions, coupled with limited capacity increases, improved industry capacity utilization to about 92% and resulted in increases in worldwide prices. During the last upturn cycle, which ended in early 1990, peak average TiO2 prices were about 70% higher than the previous trough.

New plant capacity additions in the worldwide TiO2 market are slow to develop because of the significant capital expenditures and substantial lead time (typically three to five years in the Company's experience) for, among other things, planning, obtaining environmental approvals and construction.

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

Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Imperial Chemical Industries PLC (Tioxide); Hanson PLC (SCM Chemicals); Kemira Oy; Ishihara Sangyo Kaisha, Ltd.; Bayer AG; Thann et Mulhouse; and Kerr-McGee Corporation. These eight competitors have estimated individual worldwide market shares ranging from 4% to 21%, and an estimated aggregate 74% share. DuPont has over one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

Kronos has completed a major environmental protection and improvement program that commenced in the early 1980s to replace or modify its TiO2 production facilities for compliance with various environmental laws by their respective effective dates. All of Kronos' plants now use either the low waste-yielding chloride process, or the sulfate process with reprocessing or neutralization of waste acid. Although these upgrades increased operating costs, they are expected to reduce future capital expenditures that Kronos would otherwise need to incur as environmental standards are increased. See "Regulatory and Environmental Matters".

RHEOX

  PRODUCTS AND OPERATIONS

Rheological additives control the flow and leveling characteristics for a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox believes it is the world's largest producer of rheological additives for solvent-based systems, supplying approximately 40% of the worldwide market, and is also a supplier of rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for 84% of Rheox's sales in 1994, with the remainder being principally rheological additives for water-based systems. Rheox introduced a number of new products during the past three years, many of which are for water-based systems, which currently represent a larger portion of the market than solvent-based systems. As a result, the portion of Rheox's sales representing additives for water-based systems has increased from 10% to 16% during the past few years. The Company believes water-based additives will account for an increasing portion of the market in the long term. Rheox also focused on product development for environmental applications with new products introduced for non-volatile additives in both water-based and solvent-based coatings.

Sales of rheological additives generally follow overall economic growth in Rheox's principal markets and are influenced by the volume of shipments of the worldwide coatings industry. Since Rheox's rheological additives are used in industrial coatings, plant and equipment spending has an influence on demand for this product line.

  MANUFACTURING PROCESS AND RAW MATERIALS

The primary raw materials utilized in the production of rheological additives are bentonite clays, hectorite clays, quaternary amines, polyethylene waxes and castor oil derivatives. Bentonite clays are currently purchased under a three-year contract, renewable through 2004, with a subsidiary of Dresser Industries, Inc. ("Dresser"), which has significant bentonite reserves in Wyoming. This contract assures Rheox the right to purchase its anticipated requirements of bentonite clays for the foreseeable future, and Dresser's reserves are believed to be sufficient for such purpose. Hectorite clays are mined from Company-owned reserves in Newberry Springs, California, which the Company believes are adequate to supply its needs for the foreseeable future. The Newberry Springs ore body contains the largest known commercial deposit of hectorite clays in the world. Quaternary amines are purchased primarily from a joint venture company 50%-owned by Rheox and are also generally available on the open market from a number of suppliers. Castor oil-based rheological additives are purchased from sources in the United States and abroad. Rheox has a supply contract with a manufacturer of these products which may not be terminated without 180 days notice by either party.

  COMPETITION

Competition in the specialty chemicals industry is generally concentrated in the areas of product uniqueness, quality and availability, technical service, knowledge of end-use applications and price. Rheox's principal competitors for rheological additives for solvent-based systems are Laporte PLC and Sud-Chemie AG. Rheox's principal competitors for water-based systems are Rohm and Haas Company, Hercules Incorporated, The Dow Chemical Company and Union Carbide Corporation.

RESEARCH AND DEVELOPMENT

The Company's annual expenditures for research and development and technical support programs have averaged approximately $10 million annually during the past three years with Kronos accounting for approximately three-quarters of the annual spending. Research and development activities related to TiO2 are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the United States and are directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

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

FOREIGN OPERATIONS

The Company's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada, and approximately one-third of Rheox's sales in the past three years have been attributable to European production. Approximately three-quarters of the Company's 1994 consolidated sales were attributable to non-U.S. customers, including 13% attributable to customers in areas other than Europe and Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Political and economic uncertainties in certain of the countries in which the Company operates may expose it to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. The Company's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and Environmental Matters".

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

EMPLOYEES

As of December 31, 1994, the Company employed approximately 3,100 persons (down from approximately 3,200 at December 31, 1993), excluding the joint venture employees, with approximately 400 employees in the United States and approximately 2,700 at sites outside the United States. Hourly employees in production facilities worldwide are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

REGULATORY AND ENVIRONMENTAL MATTERS

Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to achieve compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances.

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

The Company's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. The Company believes that all its plants are in substantial compliance with applicable environmental laws.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany, Belgium and the United Kingdom, members of the EU, follow the initiatives of the EU. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that Kronos is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities. The Company believes that Rheox is in substantial compliance with the environmental regulations in Germany and the United Kingdom.

In order to reduce sulfur dioxide emissions into the atmosphere, Kronos is currently installing off-gas desulfurization systems at its German and Norwegian plants at an estimated cost of $32 million and expects to complete the systems in 1996. Kronos intends to install a $10 million off-gas desulfurization system at its Belgian plant by 1998. The manufacturing joint venture has installed a $17 million off-gas desulfurization system at the Louisiana plant which commenced operation in early 1995. In addition, Kronos expects to complete an $11 million water treatment chemical purification project at its Leverkusen, Germany facility in 1996.

Kronos' ilmenite mine near Hauge i Dalane had a permit for the offshore disposal of tailings through February 1994. In February 1994, Kronos completed an onshore disposal system to replace the offshore disposal of tailings.

The Quebec provincial government has environmental regulatory authority over Kronos' Canadian chloride and sulfate process TiO2 production facilities in Varennes, Quebec. The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its Canadian sulfate process TiO2 plant into the St. Lawrence River until June 1994. Kronos completed a new $25 million waste acid neutralization facility and discontinued discharging waste acid effluents into the St. Lawrence River in June 1994. Notwithstanding the above-described agreement, in March 1993 Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate process TiO2 production facility. The penalty for these violations, if proven, could be up to Canadian $15 million. Additional charges, if brought, could involve additional penalties. The Company has moved to dismiss the case. The Company believes that this charge is inconsistent with the extension granted by provincial authorities, referred to above.

The Company's future capital expenditures related to its ongoing environmental protection and improvement program are currently expected to be approximately $57 million, including $33 million in 1995.

The Company has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to CERCLA and similar state laws, in approximately 80 governmental enforcement and private actions associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company, many of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. See Item 3 - "Legal Proceedings".

ITEM 2.  PROPERTIES

Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana which commenced production in 1992. Certain of the Company's properties collateralize long-term debt agreements. See Note 10 to the Consolidated Financial Statements.

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

All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

Specialty chemicals are produced by Rheox at facilities in Charleston, West Virginia; Newberry Springs, California; St. Louis, Missouri; Livingston, Scotland and Nordenham, Germany. All of such production facilities are owned.

ITEM 3.  LEGAL PROCEEDINGS

  LEAD PIGMENT LITIGATION

The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. The Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. The Company is vigorously defending such litigation. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. One such bill that would subject lead pigment manufacturers to civil liability for damages caused by lead-based paint on the basis of market share, and that extends certain statutes of limitations, passed the Massachusetts House of Representatives in 1993. The same bill, reintroduced in the Massachusetts legislature in 1994 and defeated in the House of Representatives, was again reintroduced in 1995. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that the Company will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit. Liability, if any, that may result is not reasonably capable of estimation.

In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against the Company, other alleged manufacturers of lead pigment (together with the Company, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions in the Civil District Court for the Parish of Orleans, State of Louisiana were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed eleven of them. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other eight cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases due to inadequate pleading of facts. These eight cases have been remanded to the district court for further proceedings. In November 1994, the district court granted defendants' motion for summary judgment in one of the eight remaining cases.

In December 1991, the Company received a copy of a complaint filed in the Civil District Court for the Parish of Orleans seeking indemnification and/or contribution against the Company and eight other defendants for approximately $4.5 million in settlements paid to HANO residents (Housing Authority of New Orleans v. Hoechst Celanese Corp., et al., No. 91-28067). These claims appear to be based upon the same theories which HANO had previously filed. The Company has not been served.

In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. The Company has answered the remaining portions of the complaint denying all allegations of wrongdoing, and the case is in discovery. In December 1992, plaintiffs filed a motion to stay the claims of the City of New York and the New York City Health and Hospitals Corporation pending resolution of the Housing Authority's claim. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution, conspiracy and concert of action claims. In August 1993, the defendants' motion for leave to appeal was denied. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs have appealed. Defendants have moved for summary judgment on the remaining fraud claim.

In March 1992, the Company was served with a complaint in Skipworth v. Sherwin-Williams Co., et al. (No. 92-3069), Court of Common Pleas, Philadelphia County. Plaintiffs are a minor and her legal guardians seeking damages from lead paint and pigment producers, the LIA, the Philadelphia Housing Authority and the owners of the plaintiffs' premises for bodily injuries allegedly suffered by the minor from lead-based paint. Plaintiffs' counsel has asserted that approximately 200 similar complaints would be served shortly, but no such complaints have yet been served. In April 1994, the court granted defendants' motion for summary judgment and plaintiffs appealed that decision in June 1994.

In August 1992, the Company was named as a defendant and served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, the Company and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In December 1994, the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court.

In November 1993, the Company was served with a complaint in Brenner, et al. v. American Cyanamid, et al., Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, the Company answered the complaint, denying liability. Discovery is proceeding.

In January 1995, the Company was served with complaints in Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al., (Nos. 94-363042 and 363043), Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment. Each complaint seeks more than $100 million in compensatory and punitive damages for alleged strict liability, breach of warranty, negligence, conspiracy and fraud claims.

The Company believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

The Company has filed declaratory judgment actions against various insurance carriers seeking costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS). In May 1990, the Company filed an action in the United States District Court for the District of New Jersey against Commercial Union Insurance Company ("Commercial Union") seeking to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in the Company's favor. In July 1991, the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the Company's reasonable defense costs for such cases. In June 1992, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in the Company's favor. In August 1993, the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred Company costs in defending those cases. Commercial Union has appealed. Other than a magistrate's recommendation to grant motions for summary judgment brought by two excess insurance carriers, which contended that their policies contained unique pollution exclusion language, and a grant by the court of certain motions regarding policy periods, the court has not made any rulings on defense costs or indemnity coverage with respect to the Company's pending environmental litigation or on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. The Company has not considered any insurance recoveries for lead pigment or environmental litigation in determining related accruals.

  ENVIRONMENTAL MATTERS AND LITIGATION

The Company has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 80 governmental and private actions associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, many of which are on the U.S. Environmental Protection Agency's ("U.S. EPA") Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable. In addition to the matters noted above, certain current and former facilities of the Company, including several divested secondary lead smelter and former mining locations, are the subject of environmental investigations or litigation arising out of industrial waste disposal practices and mining activities.

The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1994, the Company had accrued $87 million in respect of those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to the Company. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $160 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

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

At Pedricktown, the U.S. EPA divided the site into two operable units. Operable unit one covers contaminated ground water, surface water, soils and stream sediments. The Company submitted the final RIFS for operable unit one to the U.S. EPA in May 1993. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. The U.S. EPA has not yet issued a notice or an order requiring implementation of operable unit one. In addition, the U.S. EPA has completed the fifth phase of a removal action on the soils and sediments of a stream at the site, at an estimated total cost of $2 million. The U.S. EPA issued a Unilateral Administrative Order (Index No. II-CERCLA 20205) with respect to operable unit two in March 1992 to the Company and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. The Company has complied with the order, and the work with respect to operable unit two is nearing completion. The Company has paid approximately 50% of operable unit two costs, or $2.5 million.

At Granite City, the RIFS is complete, and in 1990 the U.S. EPA selected a remedy estimated to cost approximately $28 million. In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City smelter. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. The Company and the other parties did not comply with the order believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and not in accordance with law. The complaint also seeks recovery of past costs of $.3 million and a declaration that the defendants are liable for future costs. Although the action was filed against the Company and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In August 1994, when the U.S. EPA reinitiated the residential yard soils remediation in Granite City after an agreed-upon stay of the cleanup pending completion of a health study and reopening of the administrative record, the PRPs and the City of Granite City sought an injunction against the U.S. EPA to prevent further cleanup until after the record was reopened for submittal of additional comments on the selected remedy. In October 1994, the U.S. EPA issued its proposed plan for addressing residential yard soils in Granite City. The U.S. EPA presented no estimate of costs for this work. The administrative record was reopened for public comment, and the Company, along with other PRPs, submitted extensive comments on the proposed residential soils cleanup plan. In February 1995, the U.S. EPA issued its proposed plan for the Main Industrial Area, the remaining remote fill areas and ground water at the site, which is estimated by the U. S. EPA to cost approximately $9.2 million. The administrative record has been reopened for public comments on this phase of the cleanup.

Having completed the RIFS at Portland, the Company conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including the Company, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders Docket No. 1091-01-10-106 to the Company and six other PRPs directing the performance of the remedy. The Company and the other PRPs commenced performance of the remedy and, through December 31, 1994, the Company and the other PRPs had spent approximately $18 million. Based upon site operations to date, the remedy is not proceeding in accordance with engineering expectations or cost projections; therefore, the Company and the other PRPs have met with the U.S. EPA to discuss alternative remedies for the site. The U.S. EPA authorized the Company and the other PRPs to cease performing most aspects of the selected remedy. In September 1994, the Company and the other PRPs submitted a focused feasibility study ("FFS") to the U.S. EPA, which proposes alternative remedies for the site. The U.S. EPA is considering the alternatives proposed in the FFS. Pursuant to an interim allocation, the Company's share of remedial costs is approximately 50%. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against the Company for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and $5 million in punitive damages. The court granted Gould's motion to amend the complaint to add additional defendants (adjoining current and former landowners) and third party defendants (generators). The amended complaint deletes the fraud and punitive damages claims asserted against NL; thus, the pending action is essentially one for reallocation of past and future cleanup costs. In March 1993, the parties agreed to a case management order limiting discovery until 1995. In December 1994, Gould amended its complaint adding approximately 15 additional generator defendants and two additional owner/operator defendants. Discovery is proceeding. A trial date has been tentatively set for September 1996.

There are several actions pending relating to alleged contamination at other properties formerly owned or operated by the Company or its subsidiaries or their predecessors. In one of those cases, suit was filed in November 1992 against the Company asserting claims arising out of the sale of a former business of the Company to Exxon Chemical Company (Exxon Chemical Company v. NL Industries, Inc., United States District Court for the Southern District of Texas, No. H-92-3360). The action sought contractual indemnification, contribution under CERCLA for costs associated with the environmental assessment and cleanup at nine properties included in the sale, a declaration of liability for future environmental cleanup costs, and punitive damages for fraud. Plaintiff asserted that past and future cleanup costs, business interruption, and asset value losses and legal and site assessment costs were approximately $25 million. In December 1994, this matter was settled within previously accrued amounts.

The Company and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where the Company and others formerly mined lead and zinc. A predecessor of the Company mined at the Baxter Springs subsite, where it is the largest viable PRP. The final RIFS was submitted to the U.S. EPA in May 1993. In August 1994, the U.S. EPA issued its proposed plan for the cleanup of the
Baxter Springs and Treece sites in Cherokee County.   The proposed remedy is
estimated by U.S. EPA to cost $6 million.

In January 1989, the State of Illinois brought an action against the Company and several other subsequent owners and operators of the former lead oxide plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992, the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993, the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. The State's appeal of this ruling is pending.

In 1980, the State of New York commenced litigation against the Company in connection with the operation of a plant in Colonie, New York formerly owned by the Company. Flacke v. NL Industries, Inc., No. 1842-80 ("Flacke I") and Flacke
v. Federal Insurance Company and NL Industries, Inc., No. 3131-92 ("Flacke II"), New York Supreme Court, Albany County. The plant manufactured military and civilian products from depleted uranium and was acquired from the Company by the U.S. Department of Energy ("DOE") in 1984. Flacke I seeks penalties for alleged violations of New York's Environmental Conservation Law, and of a consent order entered into to resolve these alleged violations. Flacke II seeks forfeiture of a $200,000 surety bond posted in connection with the consent order, plus interest from February 1980. The Company denied liability in both actions. The litigation had been inactive from 1984 until July 1993 when the State moved for partial summary judgment for approximately $1.5 million on certain of its claims in Flacke I and for summary judgment in Flacke II. In January 1994, the Company cross-moved for summary judgment in Flacke I and Flacke II. All summary judgment motions have been denied and both parties have appealed.

Residents in the vicinity of the Company's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from the Company and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. The Company answered the complaint, denying liability. In November 1994, the jury returned a verdict in favor of the Company. Plaintiffs have filed post-trial motions requesting a new trial. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441 and 87-3502. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against the Company with prejudice, and stayed the case pending the outcome of the state court litigation.

In July 1991, a complaint was filed in the United States District Court for the Central District of California, United States of America v. Peter Gull and NL Industries, Inc., Civ. No. 91-4098, seeking recovery of $2 million in costs incurred by the United States in response to the alleged release of hazardous substances into the environment from a facility located in Norco, California, treble damages and $1.75 million in penalties for the Company's alleged failure to comply with the U.S. EPA's administrative order No. 88-13. The order, which alleged that the Company arranged for the treatment or disposal of materials at the Norco site, directed the immediate removal of hazardous substances from the site. The Company carried out a portion of the remedy at the Norco site, but did not complete the ordered activities because it believed they were in conflict with California law. The Company answered the complaint denying liability. The government claims it expended in excess of $2.7 million for this matter. Trial was held in March and April 1993. In April 1994, the court entered final judgment in this matter directing the Company to pay $6.3 million plus interest. The court ruled that the Company was liable for approximately $2.7 million in response costs plus approximately $3.6 million in penalties for failure to comply with the administrative order. Both the Company and the government have appealed. In August 1994, this matter was referred to mediation, which is pending.

At a municipal and industrial waste disposal site in Batavia, New York, the Company and six others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, the Company is conducting a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. The Company's RIFS costs to date are approximately $2 million. In August 1994, the U.S. EPA issued the proposed plan for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. The Company, along with other PRPs, submitted extensive comments on the proposed plan. With respect to the second operable unit, the extension of the municipal water supply, the U.S. EPA estimated the costs at $1 million plus annual operation and maintenance costs. The Company and the other PRPs are performing the work comprising operable unit two. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

See Item 1 - "Business - Regulatory and Environmental Matters".

  OTHER LITIGATION

In January 1990, an action was filed in the United States District Court for the Southern District of Ohio against NLO, Inc., a subsidiary of the Company, and the Company on behalf of a putative class of former NLO employees and their families and former frequenters and invitees of the Feed Materials Production

Center ("FMPC") in Ohio (Day, et al. v. NLO, Inc., et al, No. C-1-90-067). The FMPC is owned by the DOE and was formerly managed under contract by NLO. The complaint seeks damages for, among other things, emotional distress and damage to personal property allegedly caused by exposure to radioactive and/or hazardous materials at the FMPC and punitive damages. This action was certified as a class action by the court. In July 1994, the parties reached a settlement agreement pursuant to which the DOE would pay all costs of the settlement and the Company and NLO were released.

The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NL's common stock is listed and traded on the New York and Pacific Stock Exchanges under the symbol "NL". As of February 28, 1995, there were approximately 10,000 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On February 28, 1995, the closing price of NL common stock according to the NYSE Composite Tape was $11-7/8.

                                                                                         High          Low
Year ended December 31, 1993:
  First quarter                                                                           $ 6-1/8     $ 4-1/4
  Second quarter                                                                            5-5/8       3-3/8
  Third quarter                                                                             6-1/8       3-7/8
  Fourth quarter                                                                            6           4-1/2

Year ended December 31, 1994:
  First quarter                                                                           $ 9-5/8     $ 4-3/8
  Second quarter                                                                            9-1/2       6-1/8
  Third quarter                                                                            11-7/8       8-3/8
  Fourth quarter                                                                           13-1/4       9

The Company's Senior Notes generally limit the ability of the Company to pay dividends to 50% of consolidated net income, as defined, subsequent to October 1993. At December 31, 1994, no amounts were available for dividends.


ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        Years ended December 31,
                                            1990             1991          1992             1993            1994
                                                             (In millions, except per share amounts)
INCOME STATEMENT DATA:

Net sales                                      $  906.6       $  840.3         $  893.5        $  805.3      $  888.0
Operating income                                  251.1          139.0            110.7            62.4         111.4
Income (loss) from continuing
 operations                                        93.5          (24.0)           (44.6)          (83.2)        (24.0)
Net income (loss)                                  92.4          (16.5)           (76.4)         (109.8)        (24.0)

Per common share:

  Income (loss) from
   continuing operations                       $   1.42       $   (.40)        $   (.88)       $  (1.63)     $   (.47)
  Net income (loss)                                1.40           (.27)           (1.50)          (2.16)         (.47)

  Cash dividends                               $    .60       $    .60         $    .35        $    -        $     -

BALANCE SHEET DATA
 (AT YEAR-END):

Cash, cash equivalents and
 current marketable
 securities                                    $  443.1       $  353.3         $  187.9        $  147.6      $  156.3
Current assets                                    884.4          795.5            635.8           467.5         486.4
Total assets                                    1,966.7        1,831.0          1,472.1         1,206.5       1,162.4
Current liabilities                               400.4          360.2            248.8           232.5         244.9
Long-term debt including
 current maturities                             1,269.7        1,288.9          1,035.3           870.9         789.6
Shareholders' equity
 (deficit)                                         38.6          (58.3)          (146.3)         (264.8)       (293.1)

OTHER DATA:

Net debt (1)                                   $  867.4       $  936.0         $  847.7        $  723.2      $  633.4
EBITDA (2)                                        242.3          126.6            115.1            67.2         101.3
Interest expense, net (3)                          60.7           59.9            104.3            95.1          78.9
Cash interest expense,
 net (4)                                           53.0           53.9             98.0            86.8          60.8
Capital expenditures                              195.3          195.1             85.2            48.0          36.9

TiO2 sales volumes
 (in thousands metric tons)                         274            303              336             346           376
Average TiO2 selling price
 index (1983=100)                                   175            147              139             127           131

(1)Net debt represents notes payable and long-term debt less cash, cash equivalents and current marketable securities.

(2)EBITDA, as presented, represents operating income less corporate expense, net, plus depreciation, depletion and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered as an alternative to (i) operating income or net income as an indicator of a company's operating performance or (ii) cash flows from operating activities as a measure of a company's liquidity.

(3)Interest expense, net represents interest expense less general corporate interest and dividend income.

(4)Cash interest expense, net represents interest expense, net less non-cash interest expense (deferred interest expense on the Senior Secured Discount Notes and amortization of deferred financing costs).


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  GENERAL

The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. As discussed below, TiO2 selling prices increased during 1994 after four consecutive years of a declining price trend. Kronos' operating income and margins improved significantly during 1994. Based on, among other things, the Company's near-term outlook for its

TiO2 business, the Company expects 1995 will be profitable with anticipated continuing improvements in TiO2 prices and demand.

  NET SALES AND OPERATING INCOME

                                               Years ended December 31,                  % Change
                                              1992          1993         1994        1993-92      1994-93
                                                           (In millions)
Net sales:
  Kronos                                          $784.6      $697.0        $770.1         -11%        +10%
  Rheox                                            108.9       108.3         117.9          -1%         +9%

                                                  $893.5      $805.3        $888.0         -10%        +10%

Operating income:
  Kronos                                          $ 81.9      $ 36.1        $ 80.5         -56%       +123%
  Rheox                                             28.8        26.3          30.8          -9%        +17%

                                                  $110.7      $ 62.4        $111.3         -44%        +78%

Percent change in TiO2:
  Sales volume                                                                              +3%         +9%
  Average selling prices
   (in billing currencies)                                                                  -8%         +3%

The improvement in Kronos' 1994 results was primarily due to higher average selling prices, higher production and sales volumes for TiO2 and higher technology fee income. In billing currency terms, Kronos' 1994 average TiO2 selling prices were approximately 3% higher than in 1993 and were 8% lower in 1993 compared to 1992. Average TiO2 selling prices at year-end 1994 were 6% higher than year-earlier levels and were 10% above the low point reached in 1993.
Record sales volume of 376,000 metric tons of TiO2 in 1994 represents an increase of 9% over 1993, with increases in Europe, North America and other regions. Due to increasing demand for TiO2 and higher sales volumes, Kronos increased its capacity utilization to 94% after having reduced its TiO2 production rates in response to weakened demand in late 1992 and 1993. TiO2 sales volumes increased 3% in 1993 over 1992, as increases in North American sales volumes were partially offset by declining sales volumes in European markets. Approximately one-half of Kronos' 1994 TiO2 sales, by volume, were attributable to markets in Europe with approximately 36% attributable to North America and the balance to other regions.

As a result of Kronos' continued emphasis on cost reduction and containment efforts, Kronos' unit production costs decreased slightly in 1994 and were only slightly higher in 1993 compared to year-earlier levels.

Demand, supply and pricing of TiO2 have historically been cyclical and the last cyclical peak for TiO2 prices occurred in early 1990. Kronos believes that its operating income and margins for 1995 will be higher than in 1994 due principally to the net effect of higher average TiO2 selling prices and slightly higher sales and production volumes, offset in part by increased raw material costs.

Rheox's operating income improved in 1994 compared to 1993 due to higher sales volumes and lower operating costs. Operating costs increased during 1993 over 1992, contributing to the decline in Rheox's 1993 operating income. Changes in currency exchange rates had a slightly positive effect on sales and operating income in 1994 and a negative effect in 1993 compared to the respective prior year.

The Company has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar value of the Company's foreign sales and operating costs are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and effect the comparability of period to period operating results. A significant amount of the Company's sales are denominated in currencies other than the U.S. dollar (67% in 1994), principally major European currencies and the Canadian dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are primarily denominated in the local currency. Fluctuations in the value of the U.S. dollar relative to other currencies decreased 1994 sales by $2 million compared to 1993 and decreased 1993 sales by $45 million compared to 1992.

  GENERAL CORPORATE

The following table sets forth certain information regarding general corporate income (expense).

                                         Years ended December 31,                       Change
                                          1992         1993         1994         1993-92          1994-93
                                                                     (In millions)

Securities earnings                         $   8.2      $   8.5      $   3.9          $  .3          $(4.6)
Corporate expenses, net                       (43.4)       (41.5)       (44.7)           1.9           (3.2)
Interest expense                             (118.5)       (99.1)       (83.9)          19.4           15.2

                                            $(153.7)     $(132.1)     $(124.7)         $21.6          $ 7.4

Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Amounts available for investment have declined over the past two years. Corporate expenses, net, in 1994 were slightly higher compared with 1993 as a $20 million gain related to the first quarter 1994 settlement of the Company's lawsuit against Lockheed Corporation was offset by increases in provisions for environmental remediation and litigation costs. Corporate expenses were slightly lower in 1993 compared to 1992 as a $4 million increase in environmental remediation costs was more than offset by a $9 million reduction in certain proxy solicitation and litigation settlement expenses.

  INTEREST EXPENSE

Lower levels of debt in 1993 and 1994, principally Kronos' Deutsche mark-denominated debt, and lower interest rates on such debt reduced interest expense in 1993 and 1994 compared to the respective prior-year periods. In addition, 1992 interest expense reflected the benefit of $9 million of capitalized interest related principally to the Louisiana plant completed in March 1992.

  PROVISION FOR INCOME TAXES

The principal reasons for the difference between the U.S. federal statutory income tax rates and the Company's effective income tax rates are explained in
Note 13 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In each of the past three years, the geographic mix, including losses in certain jurisdictions for which no current refund was available and in which recognition of a deferred tax asset is not currently considered appropriate, contributed significantly to the Company's effective tax rate varying from a normally-expected rate. The Company's deferred income tax status at December 31, 1994 is discussed in "Liquidity and Capital Resources".

  EXTRAORDINARY ITEM

See Note 16 to the Consolidated Financial Statements.

  CHANGES IN ACCOUNTING PRINCIPLES

See Notes 2 and 19 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below.

                                                                     Years ended December 31,
                                                                    1992            1993          1994
                                                                                 (In millions)
Net cash provided (used) by:
  Operating activities                                                $ (44.7)       $  (7.3)       $ 181.7
  Investing activities                                                  234.9          181.9          (32.8)
  Financing activities                                                 (223.1)        (155.3)        (132.1)

Net cash provided (used) by operating,
 investing and financing activities                                   $ (32.9)       $  19.3        $  16.8

The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. During the recent TiO2 down cycle, the Company's operations used significant amounts of cash. Receipt of the German tentative tax refund, discussed below, significantly increased the Company's cash flow from operating activities during 1994 and was a major factor in the Company's improved liquidity. The relative changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) also contributed to the cash provided by operations. A $30 million technology exchange fee received from Tioxide in October 1993, which is being recognized as a component of operating income over three years, also favorably impacted cash flow from operating activities in 1993.

Cash provided (used) by investing activities includes capital expenditures in each period, and in 1993 included $161 million net cash generated from the formation of the manufacturing joint venture with Tioxide. Cash provided by investing activities also included net sales of marketable securities of $317 million in 1992 and $68 million in 1993, primarily used to fund debt repayments. In 1994, proceeds of $15 million from the sale of trading securities are a component of the cash provided from operations as a result of the adoption of SFAS 115.

The Company's capital expenditures during the past three years include an aggregate of $36 million related to the completion of the Louisiana chloride process TiO2 plant and an aggregate of $63 million ($17 million in 1994) for the Company's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and off-gas desulfurization systems. The Company's estimated 1995 capital expenditures are $66 million and include $33 million in the area of environmental protection and compliance primarily related to the off-gas desulfurization systems and water treatment chemical purification systems. The Company plans to spend $25 million in capital expenditures ($7 million in 1995) related to a debottlenecking project at its Leverkusen, Germany chloride process TiO2 facility that is expected to increase the Company's annual attainable production capacity by 20,000 metric tons. The capital expenditures of the manufacturing joint venture are not included in the Company's capital expenditures.

Net repayments of indebtedness in 1994 included a DM 225 million ($140 million when paid) reduction in the DM credit facility, $15 million paid on the Rheox bank term loan and $15 million paid on the joint venture term loan. In addition, the Company borrowed DM 75 million ($45 million) under the DM credit facility. Net repayments of indebtedness in 1993 included payments on the DM credit facility of DM 552 million ($342 million when paid), a $110 million net reduction in indebtedness related to the Louisiana plant and $350 million proceeds from the Company's public offering of debt. Net repayments of indebtedness in 1992 included payments on the DM term loan aggregating DM 350 million ($225 million when paid) and $61 million drawn under Kronos' Louisiana plant credit facilities. NL and Kronos have agreed, under certain conditions, to provide KII with up to an additional DM 125 million through January 1, 2001.

Financing activities also include dividends paid of $18 million in 1992. The Company suspended dividend payments in October 1992.

At December 31, 1994, the Company had cash, cash equivalents and current marketable securities aggregating $156 million (30% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $16 million. In addition, the Company's subsidiaries had $14 million and $195 million available for borrowing at December 31, 1994 under existing U.S. and non-U.S. credit facilities, respectively, of which $80 million of the non-U.S. amount is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described below.

The Company reduced its "net debt" (notes payable and long-term debt less cash, cash equivalents and current marketable securities) by $90 million during 1994. The Company currently expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service.

Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain assessment reports which had proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million), including interest, on a tentative basis. The Company applied DM 174 million ($108 million) of the German tentative tax refunds to reduce outstanding borrowings under its DM credit facility. The examination of the Company's German income tax returns is continuing and additional substantial proposed tax deficiency assessments are expected. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($64 million at December 31, 1994) lien on its Nordenham, Germany TiO2 plant, and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity. Cash received for settlement of prior years' tax examinations aggregated $6 million in 1994 and the Company expects to make settlement payments of approximately $20 million in 1995.

At December 31, 1994, the Company had recorded net deferred tax liabilities of $175 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $165 million, principally related to the U.S. and Germany, offsetting deferred tax assets which the Company believes may not currently meet the "more likely than not" realization criteria for asset recognition.

In addition to the chemicals businesses conducted through Kronos and Rheox, the Company also has certain interests and associated liabilities relating to certain discontinued or divested businesses and other holdings of marketable equity securities including securities issued by Valhi and other Contran subsidiaries.

The Company has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has provided adequate accruals for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. The Company has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that the Company will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit. Liability, if any, that may result is not reasonably capable of estimation. The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3 - "Legal Proceedings" and Note 18 to the Consolidated Financial Statements.

As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. The carrying value of the Company's net investment in its German operations is a net liability due principally to its DM credit facility, while its net investment in its other non-U.S. operations are net assets.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to NL's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "NL Proxy Statement").

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the NL Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the NL Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the NL Proxy Statement. See also Note 17 to the Consolidated Financial Statements.

PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)Financial Statements and Schedules

The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)Reports on Form 8-K

Reports on Form 8-K for the quarter ended December 31, 1994 and the months of January and February 1995.

October 24, 1994   -  reported items 5 and 7.
December 1, 1994   -  reported items 5 and 7.
January 30, 1995   -  reported items 5 and 7.

 (c)Exhibits

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

 10.4 Amendments 1 and 2 dated May 1, 1991 and February 15, 1992, respectively, to the Credit Agreement between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-Agents-incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1992.

 10.5 Third amendment to the Credit Agreement, dated March 5, 1993 between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd as Co-Agents - incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.6 Fourth and Fifth Amendments to the Credit Agreement, dated September 23, 1994 and December 15, 1994, respectively, between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-Agents.

 10.7 Credit Agreement dated as of October 18, 1993 among Louisiana Pigment Company, L.P., as Borrower, the Banks listed therein and Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.8 Security Agreement dated October 18, 1993 from Louisiana Pigment Company, L.P., as Borrower, to Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.9 Security Agreement dated October 18, 1993 from Kronos Louisiana, Inc. as Grantor, to Citibank, N.A., as Agent - incorporated by reference to
      Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.10 KLA Consent and Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.11 Guaranty dated October 18, 1993, from Kronos, Inc., as guarantor, in favor of Lenders named therein, as Lenders, and Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.12 Mortgage by Louisiana Pigment Company, L.P. dated October 18, 1993 in favor of Citibank, N.A. - incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.13 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.14 Contract dated September 9, 1971, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung concerning supplies and services (German language version and English translation thereof) - incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.15 Agreement dated February 8, 1984, between Bayer AG and Kronos Titan GmbH (German language version and English translation thereof) - incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.16 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.17 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to
      Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.18 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.19 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.20 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to
      Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.21 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.22 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.23 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended

      September 30, 1993.

10.24 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc.
      - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.25*1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985 - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held on April 24, 1985.

10.26 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to
      Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

10.27*1989 Long Term Performance Incentive Plan of NL Industries, Inc. as adopted by the Board of Directors on February 14, 1989 - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held on May 2, 1989.

10.28 Savings Plan for Employees of NL Industries, Inc. as adopted by the Board of Directors on February 14, 1989 - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held May 2, 1989.

10.29*NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 - incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held April 30, 1992.

10.30 Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1994 - incorporated by reference to
      Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10.31 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1994 -incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10.32 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit
      10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.33*Description of terms of an executive severance agreement between the Registrant and Joseph S. Compofelice - incorporated by reference to the last paragraph of page 16 entitled "Employment Agreements" of the Registrant's definitive proxy statement dated March 30, 1994.

10.34*Executive Severance Agreement effective as of December 31, 1991 by and between the Registrant and J. Landis Martin - incorporated by reference to
      Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.35*Supplemental Executive Retirement Plan for Executives and Officers of NL
      Industries, Inc. effective as of January 1, 1991 - incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

21.1 Subsidiaries of the Registrant.

23.1 Consent of Independent Accountants.

27.1 Financial Data Schedules for the year ended December 31, 1994.

99.1 Annual Report of Savings Plan for Employees of NL Industries, Inc. (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 1994.

* Management contract, compensatory plan or arrangement.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NL Industries, Inc.
                                      (Registrant)



                                      By /s/ J. Landis Martin
                                      J. Landis Martin, March __, 1995
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ J. Landis Martin                     /s/ Harold C. Simmons
J. Landis Martin, March 6, 1995          Harold C. Simmons, March 6, 1995
Director, President and                  Chairman of the Board
Chief Executive Officer



/s/ Glenn R. Simmons                     /s/  Michael A. Snetzer
Glenn R. Simmons, March 6, 1995          Michael A. Snetzer, March 6, 1995




/s/ Kenneth R. Peak                      /s/ Dr. Lawrence A. Wigdor
Kenneth R. Peak, March 6, 1995           Dr. Lawrence A. Wigdor, March 6, 1994
Director                                 Director, President and Chief Executive
                                         Officer of Kronos and Rheox



/s/ Elmo R. Zumwalt, Jr.                 /s/ Joseph S. Compofelice
Elmo R. Zumwalt, Jr., March 6, 1995      Joseph S. Compofelice, March 6, 1995
Director                                 Vice President and
                                         Chief Financial Officer



/s/ Dennis G. Newkirk
Dennis G. Newkirk, March 6, 1995
Vice President and Controller
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NL Industries, Inc.
                                     (Registrant)



                                     By
                                     J. Landis Martin, March 6, 1995
                                     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




J. Landis Martin, March 6, 1995      Harold C. Simmons, March 6, 1995
Director, President and              Chairman of the Board
Chief Executive Officer




Glenn R. Simmons, March 6, 1995     Michael A. Snetzer, March 6, 1995
Director                             Director




Kenneth R. Peak, March 6, 1995      Lawrence A. Wigdor, March 6, 1995
Director                             Director, President and Chief Executive
                                     Officer of Kronos and Rheox




Elmo R. Zumwalt, Jr., March 6, 1995 Joseph S. Compofelice, March 6, 1995
Director                             Vice President and
                                     Chief Financial Officer




Dennis G. Newkirk, March 6, 1995
Vice President and Controller
(Principal Accounting Officer)











                               NL INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules



Financial Statements                                     Page

  Report of Independent Accountants                      F-2

  Consolidated Balance Sheets - December 31, 1993
   and 1994                                              F-3 / F-4

  Consolidated Statements of Operations - Years ended
   December 31, 1992, 1993 and 1994                      F-5 / F-6

  Consolidated Statements of Shareholders' Deficit -
   Years ended December 31, 1992, 1993 and 1994          F-7

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1992, 1993 and 1994                      F-8 / F-10

  Notes to Consolidated Financial Statements             F-11 / F-36


Financial Statement Schedules

  Report of Independent Accountants                      S-1

  Schedule I - Condensed financial information
   of Registrant                                         S-2 / S-7

  Schedule II - Valuation and qualifying accounts        S-8






                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of NL Industries, Inc. as of December 31, 1993 and 1994, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. as of December 31, 1993 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

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






                              COOPERS & LYBRAND L.L.P.

Houston, Texas
February 3, 1995

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1993 and 1994

                      (In thousands, except per share data)


              ASSETS
                                                                                1993               1994

Current assets:
  Cash and cash equivalents                                                     $  106,593        $  131,124
  Marketable securities                                                             41,045            25,165
  Accounts and notes receivable, less allowance
   of $3,008 and $3,749                                                            116,355           137,753
  Refundable income taxes                                                              386             1,162
  Inventories                                                                      194,167           185,173
  Prepaid expenses                                                                   5,637             3,878
  Deferred income taxes                                                              3,315             2,177

      Total current assets                                                         467,498           486,432


Other assets:
  Marketable securities                                                             18,428            21,329
  Refundable income taxes                                                           91,994              -
  Investment in joint ventures                                                     190,787           187,480
  Prepaid pension cost                                                              16,307            19,329
  Deferred income taxes                                                                577             2,746
  Other                                                                             42,355            37,267

      Total other assets                                                           360,448           268,151


Property and equipment:
  Land                                                                              18,237            20,665
  Buildings                                                                        129,582           147,370
  Machinery and equipment                                                          515,090           582,138
  Mining properties                                                                 72,711            87,035
  Construction in progress                                                          30,050             9,579

                                                                                   765,670           846,787

  Less accumulated depreciation and depletion                                      387,067           438,960

      Net property and equipment                                                   378,603           407,827


                                                                                $1,206,549        $1,162,410

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1993 and 1994

                      (In thousands, except per share data)


   LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                                1993               1994

Current liabilities:
  Current maturities of long-term debt                                          $   35,716        $   42,887
  Accounts payable and accrued liabilities                                         177,265           168,327
  Payable to affiliates                                                              9,566            11,348
  Income taxes                                                                       6,353            20,762
  Deferred income taxes                                                              3,623             1,590

      Total current liabilities                                                    232,523           244,914

Noncurrent liabilities:
  Long-term debt                                                                   835,169           746,762
  Deferred income taxes                                                            138,977           178,332
  Accrued pension cost                                                              72,606            76,242
  Accrued postretirement benefits cost                                              68,322            65,299
  Other                                                                            121,309           141,518

      Total noncurrent liabilities                                               1,236,383         1,208,153

Minority interest                                                                    2,438             2,425

Shareholders' deficit:
  Preferred stock - 5,000 shares authorized,
   no shares issued or outstanding                                                    -                 -
  Common stock - $.125 par value; 150,000 shares
   authorized; 66,839 shares issued                                                  8,355             8,355
  Additional paid-in capital                                                       759,281           759,281
  Adjustments:
    Currency translation                                                          (115,803)         (125,494)
    Pension liabilities                                                             (3,442)           (1,635)
    Marketable securities                                                           (2,164)              (12)
  Accumulated deficit                                                             (543,059)         (567,041)
  Treasury stock, at cost (15,949 and 15,787
   shares)                                                                        (367,963)         (366,536)

      Total shareholders' deficit                                                 (264,795)         (293,082)


                                                                                $1,206,549        $1,162,410

Commitments and contingencies (Notes 13 and 18)
                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1992, 1993 and 1994

                      (In thousands, except per share data)


                                                               1992              1993              1994

Revenues and other income:
  Net sales                                                     $893,465         $ 805,323          $887,954
  Other, net                                                      14,797            22,084            44,828

                                                                 908,262           827,407           932,782

Costs and expenses:
  Cost of sales                                                  629,029           612,367           649,745
  Selling, general and administrative                            203,736           185,689           212,516
  Interest                                                       118,511            99,119            83,926

                                                                 951,276           897,175           946,187
    Loss before income taxes, minority
     interest, extraordinary item and
     cumulative effect of changes in
     accounting principles                                       (43,014)          (69,768)          (13,405)

Income tax expense                                                   459            12,713             9,734

    Loss before minority interest,
     extraordinary item and cumulative
     effect of changes in accounting
     principles                                                  (43,473)          (82,481)          (23,139)

Minority interest                                                  1,123               730               843

    Loss before extraordinary item and
     cumulative effect of changes in
     accounting principles                                       (44,596)          (83,211)          (23,982)

Extraordinary item                                                  -              (27,815)             -
Cumulative effect of changes in
 accounting principles                                           (31,804)            1,217              -

     Net loss                                                   $(76,400)        $(109,809)         $(23,982)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                  Years ended December 31, 1992, 1993 and 1994

                      (In thousands, except per share data)


                                                                             1992        1993         1994

Loss per share of common stock:
  Before extraordinary item and cumulative
   effect of changes in accounting principles                                $ (.88)      $(1.63)     $ (.47)
  Extraordinary item                                                           -            (.55)        -
  Cumulative effect of changes in accounting
   principles                                                                  (.62)         .02         -

    Net loss                                                                 $(1.50)      $(2.16)     $ (.47)

Weighted average common shares outstanding                                   50,907       50,890      51,022

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                               Years ended December 31, 1992, 1993 and 1994

                                  (In thousands, except per share data)


                                                          Additional                     Adjustments
                                              Common        paid-in       Currency        Pension       Marketable
                                               stock        capital      translation    liabilities     securities

Balance at December 31, 1991                 $8,355        $759,300       $(116,640)        $  -            $(5,925)

Net loss                                       -               -               -               -               -
Common dividends declared -
 $.35 per share                                -               -               -               -               -
Adjustments                                    -               -              4,820            -              5,029
Purchases of treasury stock                    -               -               -               -               -
Other, net                                     -                (19)           -               -               -

Balance at December 31, 1992                  8,355         759,281        (111,820)           -               (896)

Net loss                                       -               -               -               -               -
Adjustments                                    -               -             (3,983)         (3,442)            (51)
Cumulative effect of change in
 accounting principle                          -               -               -               -             (1,217)

Balance at December 31, 1993                  8,355         759,281        (115,803)         (3,442)         (2,164)

Net loss                                       -               -               -               -               -
Treasury stock reissued                        -               -               -               -               -
Adjustments                                    -               -             (9,691)          1,807           2,152

Balance at December 31, 1994                 $8,355        $759,281       $(125,494)        $(1,635)        $   (12)

                                             Accumulated      Treasury
                                               deficit          stock          Total

Balance at December 31, 1991                 $(339,043)      $(364,322)      $ (58,275)

Net loss                                       (76,400)           -            (76,400)
Common dividends declared -
 $.35 per share                                (17,807)           -            (17,807)
Adjustments                                       -               -              9,849
Purchases of treasury stock                       -             (3,641)         (3,641)
Other, net                                        -               -                (19)

Balance at December 31, 1992                  (433,250)       (367,963)       (146,293)

Net loss                                      (109,809)           -           (109,809)
Adjustments                                       -               -             (7,476)
Cumulative effect of change in
 accounting principle                             -               -             (1,217)

Balance at December 31, 1993                  (543,059)       (367,963)       (264,795)

Net loss                                       (23,982)           -            (23,982)
Treasury stock reissued                           -              1,427           1,427
Adjustments                                       -               -             (5,732)


Balance at December 31, 1994                 $(567,041)      $(366,536)      $(293,082)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1992, 1993 and 1994

                                 (In thousands)


                                                                1992             1993              1994

Cash flows from operating activities:
  Net loss                                                      $(76,400)        $(109,809)         $(23,982)
  Depreciation, depletion and
   amortization                                                   47,829            46,340            34,592
  Non-cash interest expense                                        6,270             8,309            18,071
  Deferred income taxes                                          (18,949)             (670)           11,907
  Cumulative effect of changes in
   accounting principles                                          31,804            (1,217)             -
  Minority interest                                                1,123               730               843
  Net (gains) losses from:
    Securities transactions                                        6,018            (4,363)            1,220
    Disposition of property and
     equipment                                                     1,419               199             1,981
  Pension cost, net                                               (2,024)           (2,134)           (2,753)
  Other postretirement benefits, net                               1,830            (2,422)           (3,437)
  Other, net                                                       3,442            (1,349)               68

                                                                   2,362           (66,386)           38,510

  Change in assets and liabilities:
    Accounts and notes receivable                                 (1,776)           (1,291)          (13,152)
    Inventories                                                  (33,814)           12,166            17,778
    Prepaid expenses                                                 207              (472)            3,221
    Accounts payable and accrued
     liabilities                                                  (6,111)           (4,132)          (17,343)
    Income taxes                                                 (13,501)            1,507           109,243
    Accounts with affiliates                                      (4,106)            5,426            (2,024)
    Other noncurrent assets                                       (1,006)            8,844             2,219
    Other noncurrent liabilities                                  13,072            37,069            28,706
    Marketable trading securities:
      Purchases                                                     -                 -                 (870)
      Dispositions                                                  -                 -               15,530

    Net cash provided (used) by
     operating activities                                        (44,673)           (7,269)          181,818

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1992, 1993 and 1994

                                 (In thousands)


                                                             1992               1993               1994

Cash flows from investing activities:
  Capital expenditures                                       $ (85,150)          $ (47,986)        $ (36,931)
  Marketable securities:
    Purchases                                                 (156,573)            (11,053)             -
    Dispositions                                               473,935              79,398              -
  Proceeds from disposition of
   property and equipment                                        1,484             175,537               598
  Investment in joint ventures, net                               -                (14,405)            3,133
  Loans to affiliates                                             -                   (210)             -
  Other, net                                                     1,168                 670               362

      Net cash provided (used) by
       investing activities                                    234,864             181,951           (32,838)

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                  61,722             452,694            44,490
    Principal payments                                        (263,093)           (607,417)         (175,886)
  Dividends paid                                               (17,807)               -                 -
  Other, net                                                    (3,937)               (613)             (742)

      Net cash used by financing
       activities                                             (223,115)           (155,336)         (132,138)

      Net change during the year from
       operating, investing and
       financing activities                                  $ (32,924)          $  19,346         $  16,842

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1992, 1993 and 1994

                                 (In thousands)


                                                                   1992            1993             1994

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
     activities                                                    $(32,924)       $ 19,346        $  16,842
    Currency translation                                             (5,013)            (86)           7,689

                                                                    (37,937)         19,260           24,531
  Balance at beginning of year                                      125,270          87,333          106,593

  Balance at end of year                                           $ 87,333        $106,593        $ 131,124

Supplemental disclosures - cash paid
 (received) for:
  Interest, net of amounts capitalized                             $137,996        $ 91,576        $  66,801
  Income taxes, net                                                  31,369          11,897         (111,418)




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments ("TiO2")) and Rheox, Inc. (specialty chemicals).

     Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold 52% and 18%, respectively, of NL's outstanding common stock. Contran holds, directly or through subsidiaries, approximately 90% of Valhi's and 44% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board, President, and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of NL and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may in some instances differ from previously estimated amounts.

Translation of foreign currencies

     Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments and the related income tax effects are accumulated in the currency translation adjustments component of shareholders' deficit. Currency transaction gains and losses are recognized in income currently.

Cash and cash equivalents

     Cash equivalents include U.S. Treasury securities purchased under short-term agreements to resell, bank deposits, and government and commercial notes and bills with original maturities of three months or less. Cash and cash equivalents includes $18 million and $16 million at December 31, 1993 and 1994, respectively, which are restricted for letters of credit and certain indebtedness agreements.

Marketable securities and securities transactions

     Marketable securities are classified as either "available-for-sale" or "trading" and are carried at market based on quoted market prices. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities, and the related deferred income tax effects, are accumulated in the marketable securities adjustment component of shareholders' deficit. See Note 4. Realized gains or losses are computed based on specific identification of the securities sold.

     Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993, marketable securities were generally carried at the lower of aggregate market or amortized cost and unrealized net gains were not recognized.

Inventories

     Inventories are stated at the lower of cost (principally average cost) or market. Amounts are removed from inventories at average cost.

Investment in joint ventures

     Investments in 20% to 50%-owned entities are accounted for by the equity method.

Intangible assets

     Intangible assets, included in other noncurrent assets, are amortized by the straight-line method over the periods expected to be benefitted, not exceeding ten years.

Property, equipment, depreciation and depletion

     Property and equipment are stated at cost. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized.

     Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to forty years for buildings and three to twenty years for machinery and equipment. Depletion of mining properties is computed by the unit-of-production and straight-line methods.

Long-term debt

     Long-term  debt  is  stated  net  of  unamortized  original issue  discount
("OID").   OID and deferred  financing costs are amortized over  the life of the applicable issue by the interest method.

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

Loss per share of common stock

     Loss per share of common stock is based upon the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are antidilutive or the dilutive effect is not material.

NOTE 3 - BUSINESS AND GEOGRAPHIC SEGMENTS:

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Specialty chemicals include rheological additives which control the flow and leveling characteristics of a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. General corporate assets consist principally of cash, cash equivalents and marketable securities. At December 31, 1994, the net amounts of non-U.S. subsidiaries included in consolidated net assets approximated $72 million.

                                                                          Years ended December 31,
                                                                    1992             1993            1994
                                                                               (In thousands)

Business segments

  Net sales:
    Kronos                                                         $ 784,568        $ 697,048       $770,077
    Rheox                                                            108,897          108,275        117,877

                                                                   $ 893,465        $ 805,323       $887,954

  Operating income:
    Kronos                                                         $  81,941        $  36,146       $ 80,515
    Rheox                                                             28,792           26,254         30,837

                                                                     110,733           62,400        111,352

  General corporate income (expense):
    Securities earnings                                                8,216            8,467          3,855
    Expenses, net                                                    (43,452)         (41,516)       (44,686)
    Interest expense                                                (118,511)         (99,119)       (83,926)

                                                                   $ (43,014)       $ (69,768)      $(13,405)

  Capital expenditures:
    Kronos                                                         $  81,872        $  46,913      $  34,522
    Rheox                                                              3,064            1,069          2,283
    General corporate                                                    214                4            126

                                                                   $  85,150        $  47,986      $  36,931

  Depreciation, depletion and
   amortization:
    Kronos                                                         $  44,360        $  42,877      $  31,156
    Rheox                                                              3,184            3,176          3,153
    General corporate                                                    285              287            283

                                                                   $  47,829        $  46,340      $  34,592

Geographic areas

  Net sales - point of origin:
    United States                                                  $ 238,170        $ 270,288      $ 303,475
    Europe                                                           643,670          519,064        587,291
    Canada                                                           138,656          132,930        122,957

    Eliminations                                                    (127,031)        (116,959)      (125,769)

                                                                   $ 893,465        $ 805,323      $ 887,954

  Net sales - point of destination:
    United States                                                  $ 204,270        $ 217,892      $ 238,568
    Europe                                                           518,711          418,072        468,915
    Canada                                                            72,692           76,078         64,374
    Other                                                             97,792           93,281        116,097

                                                                   $ 893,465        $ 805,323      $ 887,954

  Operating income:
    United States                                                  $     629        $  20,981      $  49,358
    Europe                                                            81,805           19,658         50,273
    Canada                                                            28,299           21,761         11,721

                                                                   $ 110,733        $  62,400      $ 111,352

                                                                               December 31,
                                                                 1992              1993             1994
                                                                             (In thousands)

Identifiable assets

  Business segments:
    Kronos                                                     $1,246,186        $1,008,453       $  950,200
    Rheox                                                          76,248            75,362           83,176
    General corporate                                             149,673           122,734          129,034

                                                               $1,472,107        $1,206,549       $1,162,410

  Geographic segments:
    United States                                              $  498,029        $  326,831       $  308,017
    Europe                                                        671,349           622,826          594,921
    Canada                                                        153,056           134,158          130,438
    General corporate                                             149,673           122,734          129,034

                                                               $1,472,107        $1,206,549       $1,162,410

NOTE 4 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                                     December 31,
                                                                            1993                1994
                                                                                    (In thousands)

Trading securities - current U.S. Treasury
 securities:
  Unrealized gains (losses)                                                     $    52            $(1,124)
  Cost                                                                           40,993             26,289

      Aggregate market                                                          $41,045            $25,165

Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains                                                              $    33            $ 3,357
  Unrealized losses                                                              (2,951)            (3,374)
  Cost                                                                           21,346             21,346

      Aggregate market                                                          $18,428            $21,329


Net gains and losses from securities transactions are composed of:

                                                                       Years ended December 31,
                                                              1992               1993              1994
                                                                            (In thousands)

Unrealized gains (losses)                                      $  (565)          $3,520            $(1,177)
Realized gains (losses)                                            478              843                (43)
Writedown of noncurrent marketable
 equity securities                                              (5,931)            -                  -

                                                               $(6,018)          $4,363            $(1,220)

NOTE 5 - INVENTORIES:

                                                                                    December 31,
                                                                                    1993            1994
                                                                                       (In thousands)

Raw materials                                                                       $ 19,785        $ 30,118
Work in process                                                                        7,173           7,655
Finished products                                                                    135,102         112,410
Supplies                                                                              32,107          34,990

                                                                                    $194,167        $185,173

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                                  December 31,
                                                                                  1993             1994
                                                                                      (In thousands)

TiO2 manufacturing joint venture                                                  $188,031          $185,122
Other                                                                                2,756             2,358

                                                                                  $190,787          $187,480

     In October 1993, Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, formed a manufacturing joint venture, Louisiana Pigment Company, L.P. ("LPC"), with Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"). LPC, which is equally owned by KLA and a subsidiary of Tioxide, owns and operates the Louisiana chloride process TiO2 plant formerly owned by KLA. LPC has long-term debt that is collateralized by the partnership interests of the partners and substantially all of the assets of LPC. The long-term debt consists of two tranches, one attributable to each partner, and each tranche is serviced through (i) the purchase of the plant's TiO2 output in equal quantities by the partners and (ii) cash capital contributions. KLA is required to purchase one-half of the TiO2 produced by LPC. KLA's tranche of LPC's debt is reflected as outstanding indebtedness of the Company because Kronos has guaranteed the purchase obligation relative to the debt service of its tranche. See Note 10.

     LPC is intended to be operated on a break-even basis and, accordingly, Kronos' transfer price for its share of the TiO2 produced is equal to its share of LPC's production costs and interest expense. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from LPC is sold, and its share of the interest expense is reported as a component of interest expense.

     Summary balance sheets of LPC are shown below.

                                                                                      December 31,
                                                                                 1993              1994
           ASSETS                                                                    (In thousands)

Current assets                                                                    $ 44,477          $ 38,052
Other assets                                                                         2,376             1,969

Property and equipment, net                                                        347,344           344,806

                                                                                  $394,197          $384,827

   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche                                                                  $104,143          $ 88,715
  Tioxide tranche                                                                  102,600            81,000
Other liabilities, primarily current                                                16,197            12,355
                                                                                   222,940           182,070

Partners' equity                                                                   171,257           202,757

                                                                                  $394,197          $384,827

     Summary income statements of LPC are shown below.

                                                                  Period from
                                                                October 18, 1993          Year ended
                                                                 to December 31,         December 31,
                                                                      1993                   1994

Revenues and other income:
  Kronos                                                                    $12,713              $ 70,492
  Tioxide                                                                    12,617                67,218
  Interest income                                                                72                   462

                                                                             25,402               138,172
Cost and expenses:
  Cost of sales                                                              22,803               126,972
  General and administrative                                                    443                   572
  Interest                                                                    2,156                10,628

                                                                             25,402               138,172

    Net income                                                              $  -                 $   -

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                                         December 31,
                                                                                  1993            1994
                                                                                       (In thousands)

Intangible assets, net of accumulated
 amortization of $11,941 and $16,149                                                 $15,317         $13,957
Deferred financing costs, net                                                         18,954          16,079
Other                                                                                  8,084           7,231

                                                                                     $42,355         $37,267

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                       December 31,
                                                                                1993            1994
                                                                                      (In thousands)

Accounts payable                                                                   $ 89,010         $ 74,903
Accrued liabilities:
  Employee benefits                                                                  32,350           34,209
  Environmental costs                                                                14,517           10,433
  Interest                                                                            6,933            6,485
  Miscellaneous taxes                                                                 2,240            7,336
  Other                                                                              32,215           34,961

                                                                                     88,255           93,424

                                                                                   $177,265         $168,327

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                                      December 31,
                                                                                 1993               1994
                                                                                      (In thousands)

Environmental costs                                                                $ 70,789         $ 93,655
Insurance claims expenses                                                            10,299           14,716
Deferred technology fee income                                                       26,881           18,305
Employee benefits                                                                    10,084           12,322
Other                                                                                 3,256            2,520

                                                                                   $121,309         $141,518

NOTE 10 - LONG-TERM DEBT:

                                                                                         December 31,
                                                                                   1993              1994
                                                                                       (In thousands)

NL Industries:
  11.75% Senior Secured Notes                                                       $250,000          $250,000
  13% Senior Secured Discount Notes                                                  102,627           116,409

                                                                                     352,627           366,409
Kronos:
  DM bank credit facility (DM 548,000 and
   DM 397,610, respectively)                                                         316,032           255,703
  LPC term loan                                                                      104,143            88,715
  Other                                                                               14,513            10,507

                                                                                     434,688           354,925
Rheox:
  Bank term loan                                                                      82,500            67,500
  Other                                                                                1,070               815

                                                                                      83,570            68,315

                                                                                     870,885           789,649
Less current maturities                                                               35,716            42,887

                                                                                    $835,169          $746,762

     The Company's $250 million principal amount of 11.75% Senior Secured Notes due 2003 and $188 million principal amount at maturity ($100 million proceeds at issuance) of 13% Senior Secured Discount Notes due 2005 (collectively, the "Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the respective Notes (the "Mirror Notes"). The Senior Secured Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of Rheox. The Senior Secured Notes and the Senior Secured Discount Notes are redeemable, at the Company's option, after October 2000 and October 1998, respectively, except that up to one-third of the aggregate principal amount of the Senior Secured Discount Notes are redeemable (at 113% of the accreted value) upon any Common Stock Offering, as defined, prior to October 1996. For redemptions, other than redemptions pursuant to any Common Stock Offering, the redemption prices range from 101.5% (starting October 2000) declining to 100% (after October 2001) of the principal amount for the Senior Secured Notes and range from 106% (starting October 1998) declining to 100% (after October 2001) of the accreted value of the Senior Secured Discount Notes. In the event of a Change of Control, as defined, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Senior Secured Notes and 101% of the accreted value of the Senior Secured Discount Notes. The Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of its assets to, another entity. At December 31, 1994, there were no amounts available for payment for dividends pursuant to the terms of the indentures. The Senior Secured Discount Notes do not require cash interest payments for the first five years. The net carrying value of the Senior Secured Discount Notes per $100 principal amount at maturity was $54.73 and $62.08 at December 31, 1993 and 1994, respectively.

     The DM credit facility, as amended, consists of a DM 398 million term loan due from March 1997 to September 1999 and a DM 250 million revolving credit facility due no later than September 2000. At December 31, 1994, all of the revolving credit facility was available for future borrowings by KII; however, DM 125 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German tax assessments. Borrowings bear interest at DM LIBOR plus 1.625% (8.19% and 6.938% at December 31, 1993 and 1994, respectively). NL and Kronos have agreed, under certain circumstances, to provide KII with up to DM 125 million through January 1, 2001. The DM credit facility is collateralized by pledges of the stock of certain KII subsidiaries. The credit agreement restricts KII's ability to incur additional indebtedness, restricts its dividends and other payments to affiliates, requires it to maintain specified debt service coverage and other ratios, and contains other provisions and restrictive covenants customary in lending transactions of this type.

     Borrowings under KLA's tranche of LPC's term loan bear interest at U.S. LIBOR plus 1.625% (5.01% and 8.125% at December 31, 1993 and 1994, respectively) and are repayable in quarterly installments through September 2000. See Note 6.

     Rheox has a credit agreement providing for a seven-year term loan due in quarterly installments through December 1997 and a $15 million revolving credit/letter of credit facility due September 1995. Borrowings bear interest, at Rheox's option, at prime rate plus 1.5% or U.S. LIBOR plus 2.5% (5.83% and 9.01% at December 31, 1993 and 1994, respectively), and are collateralized by the stock of Rheox and its domestic subsidiary and by Rheox's U.S. assets. The credit agreement restricts Rheox's ability to incur additional indebtedness, restricts its dividend payments and contains other provisions and restrictive covenants customary in lending transactions of this type. In connection with the credit agreement, Rheox had entered into interest rate swap agreements to mitigate the impact of changes in interest rates on the term loan. These swap agreements, which matured in December 1994, effectively converted the interest rate on $60 million of the loan from a variable rate to a fixed rate of 8.1%. At December 31, 1993, the effective interest rate on the term loan, including the impact of the swap agreements, was 7.3%.

     Unused lines of credit available for borrowings under the Rheox U.S. facility and non-U.S. credit facilities totalled $14 million and $195 million, respectively, at December 31, 1994. Of the non-U.S. credit facilities available, $80 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German tax assessments.

     The aggregate maturities of long-term debt at December 31, 1994 are shown in the table below.

     Years ending December 31,                                                       Amount
                                                                                 (In thousands)

        1995                                                                             $ 42,887
        1996                                                                               41,308
        1997                                                                               97,612
        1998                                                                              101,354
        1999                                                                              128,457
        2000 and thereafter                                                               449,122

                                                                                          860,740
     Less unamortized original issue discount on the
      Senior Secured Discount Notes                                                        71,091

                                                                                         $789,649

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

     A majority of U.S. employees are eligible to participate in a contributory savings plan with partial matching contributions by the Company. The Company's expense related to matching contributions was $1.0 million, nil and $.3 million in 1992, 1993 and 1994, respectively.

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

     The funded status of the Company's defined benefit pension plans is set forth below. The rates used in determining the actuarial present value of benefit obligations were (i) discount rates - 8.5% (1993 - 7% to 8.5%) and (ii) rates of increase in future compensation levels - nil to 6%. The expected long-term rates of return on assets used ranged from 8.5% to 9.0% (1993 - 8% to 10%). Plan assets are comprised primarily of investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

     SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially-assumed rates, including the rate of return on pension plan assets, will result in additional increases or decreases in accrued pension liabilities, pension expense and funding requirements in future periods. At December 31, 1994, approximately 60% of the projected benefit obligations in excess of plan assets relate to non-U.S. plans.

                                                      Assets exceed             Accumulated benefits
                                                  accumulated benefits             exceed assets
                                                       December 31,                 December 31,
                                                       1993           1994           1993           1994
                                                                        (In thousands)

Actuarial present value of benefit
 obligations:
  Vested benefits                                       $40,612       $43,248       $137,156       $132,317
  Nonvested benefits                                      3,160         3,390          2,893          2,155

  Accumulated benefit obligations                        43,772        46,638        140,049        134,472
  Effect of projected salary
   increases                                              6,235         5,938         17,664         19,620

  Projected benefit obligations
   ("PBO")                                               50,007        52,576        157,713        154,092
Plan assets at fair value                                63,565        66,293         88,881        108,377


Plan assets over (under) PBO                             13,558        13,717        (68,832)       (45,715)
Unrecognized net loss (gain) from
 experience different from
 actuarial assumptions                                      774         2,876         (4,958)       (32,808)
Unrecognized prior service cost
 (credit)                                                 3,121         3,195         (3,879)        (3,255)
Unrecognized transition obligations   (assets)
being amortized over 15
 to 18 years                                             (1,146)         (459)         2,586          2,606
Adjustment required to recognize
 minimum liability                                         -             -            (3,442)        (1,635)

      Total prepaid (accrued)
       pension cost                                      16,307        19,329        (78,525)       (80,807)
Less current portion                                       -             -            (5,919)        (4,565)

      Noncurrent prepaid (accrued)
       pension cost                                     $16,307       $19,329       $(72,606)      $(76,242)

     The components of the net periodic defined benefit pension cost are set forth below.

                                                                      Years ended December 31,
                                                                        1992           1993           1994
                                                                                  (In thousands)

Service cost benefits                                                  $  4,272       $  4,082         $ 4,905
Interest cost on PBO                                                     13,804         14,430          15,371
Actual return on plan assets                                            (12,248)       (15,647)         (8,039)
Net amortization and deferrals                                           (1,346)         2,413          (5,940)

                                                                       $  4,482       $  5,278         $ 6,297

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

     The rates used in determining the actuarial present value of the accumulated benefit obligations were (i) discount rate - 8.5% (1993 - 7%), (ii) rate of increase in future compensation levels - 6% (1993 - 4%), (iii) rate of increase in future health care costs - 10% in 1995, gradually declining to 5% in 2000 and thereafter and (iv) expected return on plan assets - 9%. If the health care cost trend rate was increased by one percentage point for each year, postretirement benefit expense would have increased approximately $.2 million in 1994, and the actuarial present value of accumulated benefit obligations at December 31, 1994 would have increased by approximately $2.0 million.

                                                                                      December 31,
                                                                                1993                1994
                                                                                    (In thousands)
Actuarial present value of accumulated benefit
 obligations:
  Retiree benefits                                                               $61,686               $51,895
  Other fully eligible active plan participants                                    1,106                 1,229
  Other active plan participants                                                   1,962                 1,797
                                                                                  64,754                54,921

Plan assets at fair value                                                          8,095                 7,217
Accumulated postretirement benefit obligations
 in excess of plan assets                                                         56,659                47,704
Unrecognized net gain from experience different
 from actuarial assumptions                                                        2,390                 9,251
Unrecognized prior service credit                                                 15,145                13,672

    Total accrued postretirement benefits cost                                    74,194                70,627
Less current portion                                                               5,872                 5,328

    Noncurrent accrued postretirement benefits
     cost                                                                        $68,322               $65,299

     The components of the Company's net periodic postretirement benefit cost are set forth below:

                                                                            Years ended December 31,
                                                                      1992            1993            1994
                                                                                (In thousands)

Interest cost on accumulated benefit
 obligations                                                            $6,189         $ 4,911         $ 4,338
Service cost benefits earned during the year                               130             127              99
Expected return on plan assets                                            (650)           (647)           (688)
Net amortization and deferrals                                            -             (1,473)         (1,495)

                                                                        $5,669         $ 2,918         $ 2,254

NOTE 12 - SHAREHOLDERS' DEFICIT:

Common stock

                                                                    Shares of common stock
                                                                            Treasury
                                                                   Issued    stock           Outstanding
                                                                              (In thousands)

Balance at December 31, 1991                                       66,839          15,638            51,201
  Purchase of treasury shares                                        -                311              (311)

Balance at December 31, 1992 and 1993                              66,839          15,949            50,890
  Treasury shares reissued                                           -               (162)              162

Balance at December 31, 1994                                       66,839          15,787            51,052

Common stock options

     The 1989 Long Term Performance Incentive Plan of NL Industries, Inc. (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options and SARs granted pursuant to similar plans which preceded the NL Option Plan ("the Predecessor Option Plans") remain outstanding at December 31, 1994, no additional options may be granted under the Predecessor Option Plans.

     Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan. At December 31, 1994, 100,000 shares of common stock, restricted for periods up to 14 months, are included in common shares outstanding.

     Changes in outstanding options granted pursuant to the NL Option Plan and the Predecessor Option Plans are summarized in the table below. At December 31, 1994, options to purchase 850,582 shares were exercisable and options to purchase 388,200 shares become exercisable in 1995. Of the exercisable options at December 31, 1994, options to purchase 468,912 shares had exercise prices less than the Company's December 31, 1994 quoted market price of $12.625 per share. At December 31, 1994, an aggregate of 2.7 million shares were available for future grants under the NL Option Plan.

                                                                                                 Amount
                                                                            Exercise            payable
                                                                           price per              upon
                                                             Shares          share              exercise
                                                               (In thousands, except per share amounts)

Outstanding at December 31, 1991                                1,051    $8.65 - 26.17               $15,992

  Granted                                                         237         9.31                     2,207
  Canceled or expired                                             (10)    9.31 - 26.17                  (126)

Outstanding at December 31, 1992                                1,278     8.65 - 24.19                18,073

  Granted                                                         451     5.00 -  7.00                 2,645
  Canceled or expired                                              (3)    8.65 - 10.78                   (27)

Outstanding at December 31, 1993                                1,726     5.00 - 24.19                20,691

  Granted                                                         673     8.69 - 10.69                 6,297
  Exercised                                                       (13)    9.31 - 10.50                  (119)
  Canceled or expired                                             (13)    5.00 - 10.13                  (114)

Outstanding at December 31, 1994                                2,373    $5.00 - 24.19               $26,755

Preferred stock

     The  Company  is authorized  to issue  a total  of  five million  shares of
preferred  stock.   The rights of  preferred stock as  to dividends, redemption, liquidation and conversion are determined upon issuance.

NOTE 13 - INCOME TAXES:

     The components of (i) loss before income taxes, minority interest, extraordinary item and cumulative effect of changes in accounting principles ("pretax income (loss)"), (ii) the difference between the provision for income taxes attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% (34% in 1992),
(iii) the provision for income taxes and (iv) the comprehensive tax provision (benefit) are presented below.

                                                                   Years ended December 31,
                                                                 1992                1993            1994
                                                                                (In thousands)


Pretax income (loss):
  U.S.                                                             $(52,724)         $(41,579)        $ (6,241)
  Non-U.S.                                                            9,710           (28,189)          (7,164)

                                                                   $(43,014)         $(69,768)        $(13,405)

Expected tax benefit                                               $(14,625)         $(24,419)        $ (4,692)
Non-U.S. tax rates                                                  (11,224)          (15,620)          (7,108)
Rate change adjustment of deferred taxes                               -                6,823             -
Valuation allowance                                                  20,237            40,827           24,309
Settlement of U.S. tax audits                                          -                 -              (5,437)
Incremental tax on income of companies not
 included in the NL Tax Group                                         5,385             2,553              790
Other, net                                                              686             2,549            1,872

                                                                   $    459          $ 12,713         $  9,734

Provision for income taxes:
  Current income tax expense (benefit):
    U.S.                                                           $ (2,395)          $   (45)        $ (4,747)
    Non-U.S.                                                         21,803            14,083            2,574

                                                                     19,408            14,038           (2,173)
  Deferred income tax expense (benefit):
    U.S.                                                                 33              (140)           4,405
    Non-U.S.                                                        (18,982)           (1,185)           7,502

                                                                    (18,949)           (1,325)          11,907

                                                                   $    459          $ 12,713         $  9,734
Comprehensive tax provision (benefit)
 allocable to:
  Pretax income (loss)                                              $   459           $12,713           $9,734
  Shareholders' deficit, principally
   deferred income taxes allocable to
   currency translation and marketable
   securities adjustments                                            (1,196)           (1,243)               7

                                                                    $  (737)          $11,470           $9,741

     Changes in deferred income taxes related to the adoption of new accounting standards are disclosed in Note 19. The Company's valuation allowance increased in the aggregate (including the effect of foreign currency translation) by $47 million in 1993 and $31 million in 1994. The components of the net deferred tax liability are summarized below:

                                                                       December 31,
                                                          1993                              1994
                                                      Deferred tax                      Deferred tax
                                                Assets        Liabilities         Assets         Liabilities
                                                                       (In thousands)
Tax effect of temporary
 differences relating to:
  Inventories                                   $   3,965        $  (2,532)       $   4,275          $  (2,885)
  Property and equipment                            2,694          (90,356)             423           (102,817)
  Accrued postretirement
   benefits cost                                   25,955             -              24,968               -
  Accrued pension cost                              9,712           (9,224)           9,363            (11,529)
  Accrued environmental costs                      26,784             -              34,108               -
  Other accrued liabilities
   and deductible differences                      22,070             -              32,031               -
  Other taxable differences                          -            (104,940)             -             (139,378)
Tax on unremitted earnings of
 non-U.S. subsidiaries                                577          (27,742)             452            (22,416)

Tax loss and tax credit
 carryforwards                                    137,706             -             162,906               -
Valuation allowance                              (133,377)            -            (164,500)              -

  Gross deferred tax assets
   (liabilities)                                   96,086         (234,794)         104,026           (279,025)

Reclassification, principally
 netting by tax jurisdiction                      (92,194)          92,194          (99,103)            99,103

  Net total deferred tax
   assets (liabilities)                             3,892         (142,600)           4,923           (179,922)
  Net current deferred tax
   assets (liabilities)                             3,315           (3,623)           2,177             (1,590)

  Net noncurrent deferred tax
   assets (liabilities)                         $     577        $(138,977)       $   2,746          $(178,332)

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain assessment reports which had proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million), including interest, on a tentative basis. The Company applied DM 174 million ($108 million) of the German tentative tax refunds to reduce outstanding borrowings under its DM credit facility. The examination of the Company's 1989 and 1990 income tax returns is continuing and additional substantial proposed tax deficiency assessments are expected. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($64 million at December 31, 1994) lien on its Nordenham, Germany TiO2 plant, and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. In November 1994, the Joint Committee on Taxation (Congressional Review) approved the Company's settlement with the Internal Revenue Service regarding examinations of the Company's 1985 and 1986 U.S. federal income tax returns which resulted in a $5 million tax benefit. In 1995, the Company expects to make examination settlement payments of $20 million in final settlement of certain German tax examinations relating to tax years prior to 1989.

     At December 31, 1994, the Company had approximately $300 million of income tax loss carryforwards with no expiration dates, primarily in Germany. As a result of the German tentative tax refunds and redetermination of prior year's U.S. tax liabilities, at December 31, 1994, the Company does not anticipate having any U.S. tax attributes, including net operating loss and alternative minimum tax credits, available for carryforward for U.S. federal income tax purposes.

NOTE 14 - OTHER INCOME, NET:

                                                                        Years ended December 31,
                                                                         1992           1993           1994
                                                                                   (In thousands)

Securities earnings:
  Interest and dividends                                                $14,234          $ 4,104       $ 5,075
  Securities transactions                                                (6,018)           4,363        (1,220)
                                                                          8,216            8,467         3,855
Litigation settlement gains                                                -                -           22,978
Technology fee income                                                      -               2,048        10,344
Currency transaction gains, net                                           1,735            3,299         1,735
Royalty income                                                            1,014            2,016         1,508
Disposition of property and equipment                                    (1,419)            (199)       (1,981)

Other, net                                                                5,251            6,453         6,389

                                                                        $14,797          $22,084       $44,828

     Litigation settlement gains includes $20 million related to the Company's 1994 settlement of its lawsuit against Lockheed Corporation. Technology fee income is being amortized by the straight-line method over a three-year period beginning October 1993.

NOTE 15 - OTHER ITEMS:

     Advertising costs, expensed as incurred, were $2.6 million in 1992, $2.1 million in 1993 and $1.9 million in 1994.

     Research, development and sales technical support costs, expensed as incurred, approximated $11 million in 1992 and $10 million in both 1993 and 1994.

     Interest capitalized in connection with long-term capital projects was $9 million in 1992 and $1 million in both 1993 and 1994.

NOTE 16 - EXTRAORDINARY ITEM:

     The extraordinary loss in 1993 relates to the settlement of certain interest rate swap agreements for $20 million in cash in conjunction with prepaying the Louisiana plant indebtedness and from the write-off of deferred financing costs related to such prepayment and the paydown of a portion of the DM bank credit facility. The Louisiana plant indebtedness loan agreement required the Company to enter into the interest rate swap agreements and both the debt and related swaps were collateralized by the Louisiana plant. The Company was required to prepay the Louisiana plant indebtedness and settle the swaps prior to the formation of LPC (thus making the swaps inseparable from the debt).

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

     The Company is a party to an intercorporate services agreements with Valhi and Contran (the "Valhi and Contran ISAs") whereby Valhi and Contran provide certain management, financial and administrative services to the Company on a fee basis. Management services fee expense related to the Valhi and Contran ISAs was $1.4 million in 1992, $.7 million in 1993 and $.6 million in 1994.

     Baroid Corporation, a former wholly-owned subsidiary of the Company and a subsidiary of Dresser Industries, Inc., and the Company were parties to an intercorporate services agreement (the "Baroid ISA") pursuant to which, as amended, Baroid agreed to make certain services available to the Company on a fee basis subject to termination or renewal by mutual agreement. Management services fee expense pursuant to the Baroid ISA approximated $2.3 million in 1992, $.3 million in 1993 and $.2 million in 1994.

     The Company was party to an intercorporate services agreement with Tremont (the "Tremont ISA") until June 1993 when the agreement was terminated. Under the terms of the contract, the Company provided certain management, financial and legal services to Tremont on a fee basis. Management services fee income related to the Tremont ISA was $.5 million in 1992 and $.1 million in 1993.

     Purchases from Tremont in the ordinary course of business pursuant to a long-term supply contract were $.6 million in 1992, $.4 million in 1993 and nil in 1994.

     Sales to Baroid in the ordinary course of business were $2.1 million in 1992 and $1.8 million in both 1993 and 1994.

     Purchases in the ordinary course of business from unconsolidated joint ventures, including LPC, were approximately $9 million in 1992, $22 million in 1993 and $74 million in 1994.

     Certain employees of the Company have been granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company and Valhi have agreed that the Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense (nil in 1992 and 1993 and $64,000 in 1994) in a manner similar to accounting for SARs. At December 31, 1994, employees of the Company held options to purchase 365,000 shares (356,000 shares vested) of Valhi common stock at exercise prices ranging from $5 to $15 per share. At December 31, 1994, 30,000 of these options were exercisable at prices less than Valhi's quoted market price per share of $7.625.

     The Company and TRE Insurance, a wholly-owned subsidiary of Tremont, are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by TRE Insurance that (i) arise out of claims against other entities for which the Company is responsible and (ii) are subject to payment by TRE Insurance under certain reinsurance contracts. Also, TRE Insurance will credit the Company with respect to certain underwriting profits or credit recoveries that TRE Insurance receives from independent reinsurers that relate to retained liabilities.

     Net amounts payable to affiliates are summarized in the following table.

                                                                                      December 31,
                                                                                      1993            1994
                                                                                         (In thousands)

  Tremont Corporation                                                                   $4,777         $ 4,780
  LPC                                                                                    4,789           6,565
  Other                                                                                   -                  3

                                                                                        $9,566         $11,348

     Amounts payable to LPC are generally for the purchase of TiO2 (see Note 6), and amounts payable to Tremont relate to the Company's Insurance Sharing Agreement described above.

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

     Net rent expense aggregated $9 million in 1992 and $8 million in both 1993 and 1994. At December 31, 1993, minimum rental commitments under the terms of noncancellable operating leases were as follows:

Years ending December 31,                                                     Real Estate       Equipment
                                                                                        (In thousands)

  1995                                                                              $ 1,782            $1,582
  1996                                                                                1,550             1,083
  1997                                                                                1,432               602
  1998                                                                                1,455               325
  1999                                                                                1,325               116
  2000 and thereafter                                                                13,200                17

                                                                                    $20,744            $3,725

Legal proceedings

     Lead pigment litigation. Since 1987, the Company, other past manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

     Environmental matters and litigation. Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named a potential responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 80 governmental enforcement and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List. These actions seek cleanup costs and/or damages for personal injury or property damage. While the Company may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1994, the Company had accrued $87 million in respect of those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $160 million. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

Concentrations of credit risk

     Sales of TiO2 accounted for almost 90% of net sales during the past three years. TiO2 is sold to the paint, paper and plastics industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 5,000 customers, none of which represents a significant portion of net sales. In each of the past three years, approximately one-half of the Company's TiO2 sales by volume were to Europe and approximately 33% in 1992, 38% in 1993 and 36% in 1994 of sales were attributable to North America.

     Consolidated cash and cash equivalents includes $64 million and $80 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 1993 and 1994, respectively, of which $56 million and $73 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

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

                                                                       Amount reflected in
                                                                                            Equity
                                                                       Earnings            component
                                                                         (In thousands)
Increase (decrease) in net assets at
 December 31, 1993 - SFAS No. 115:
  Marketable securities                                              $1,872                   $(1,872)
  Deferred income taxes                                                (655)                      655

                                                                     $1,217                   $(1,217)

                                                                                  Amount
                                                                              (In thousands)
Increase (decrease) in net assets at
 January 1, 1992 - SFAS Nos. 106 and 109:
  Accrued postretirement benefits cost                                              $(74,918)
  Deferred income taxes, net                                                          43,114

                                                                                    $(31,804)

NOTE 20 - FINANCIAL INSTRUMENTS:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                             December 31,               December 31,
                                                                 1993                       1994
                                                           Carrying       Fair        Carrying      Fair
                                                            Amount        Value        Amount       Value
                                                                               (In millions)

Cash and cash equivalents                                       $ 106.6       $106.6      $ 131.1       $131.1
Marketable securities - classified as:
  Trading securities                                               41.1         41.1         25.2         25.2
  Available-for-sale                                               18.4         18.4         21.3         21.3

Notes payable and long-term debt:
  Fixed rate with market quotes:
    Senior Secured Notes                                        $ 250.0       $260.0      $ 250.0       $247.1
    Senior Secured Discount Notes                                 102.6        108.3        116.4        114.8
    Rheox debt with rates fixed via
     interest rate swaps                                           60.0         61.0           -            -
  Variable rate debt                                              458.3        458.3        423.2        423.2

Common shareholders' equity (deficit)                           $(264.8)      $229.0      $(293.1)      $644.5

         Fair value of the Company's marketable securities and Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity (deficit) is based upon quoted market prices for NL's common stock. The fair value of debt on which interest rates have been effectively fixed through the use of interest rate swaps (a portion of Rheox's U.S. term loans in 1993) is deemed to approximate the book value of the debt plus or minus the fair value of the related swaps. The fair value of Rheox's interest rate swaps is estimated to be a $1 million payable at December 31, 1993. Such fair value represents the estimated amount the Company would pay if it were to terminate the
swap agreements at  that date.   The fair  value of  swap agreements is
estimated by obtaining quotes from the counter party financial institutions. The fair value of variable interest rate debt is deemed to approximate book value. With the exception of certain interest rate cap agreements that have a carrying value of $.5 million and a fair value of nil, the Company holds no derivative financial instruments at December 31, 1994.

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                         Quarter ended,
                                                  March 31         June 30         Sept. 30         Dec. 31
                                                           (In thousands, except per share amounts)

Year ended December 31, 1993:
  Net sales                                         $198,518        $221,378         $202,096         $183,331
  Cost of sales                                      142,506         171,671          156,894          141,296
  Operating income                                    23,105          15,166           12,773           11,356

  Loss before extraordinary item
   and cumulative effect of
   change in accounting
   principle                                        $(13,490)       $(28,002)        $(18,722)        $(22,997)
  Extraordinary item                                    -               -                -             (27,815)
  Cumulative effect of change in
   accounting principle                                 -               -                -               1,217

      Net loss                                      $(13,490)       $(28,002)        $(18,722)        $(49,595)

  Per share of common stock:
    Loss before extraordinary
     item and cumulative effect
     of change in accounting
     principle                                      $   (.27)       $   (.55)        $   (.37)        $   (.44)
    Extraordinary item                                   -               -                -               (.55)
    Cumulative effect of change
     in accounting principle                             -               -                -                .02

      Net loss                                      $   (.27)       $   (.55)        $   (.37)        $   (.97)

  Weighted average shares
   outstanding                                        50,890          50,890           50,890           50,890

Year ended December 31, 1994:
  Net sales                                         $201,849        $237,113         $225,200         $223,792
  Cost of sales                                      146,956         178,925          168,033          155,831
  Operating income                                    22,313          26,242           27,093           35,704

      Net income (loss)                             $ (6,367)       $(15,534)        $ (4,578)        $  2,497

  Net income (loss) per
   share of common stock                            $   (.12)       $   (.30)        $   (.09)        $    .05

  Weighted average shares
   outstanding                                        50,965          51,040           51,040           51,045

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


     Our report on the consolidated financial statements of NL Industries, Inc. is included on page F-2 of this Annual Report on Form 10-K. As discussed in Notes 2 and 19 to the consolidated financial statements, the Company changed its method of accounting for marketable securities in 1993 and, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in 1992. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                              COOPERS & LYBRAND L.L.P.

Houston, Texas
February 3, 1995

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 1993 and 1994

                                 (In thousands)


                                                                                  1993             1994

Current assets:
  Cash and cash equivalents                                                      $  11,107         $  18,371
  Marketable securities                                                             41,045            25,165
  Accounts and notes receivable                                                      2,088             1,274
  Receivable from subsidiaries                                                         980             2,854
  Prepaid expenses                                                                     248               747

      Total current assets                                                          55,468            48,411

Other assets:
  Marketable securities                                                             18,428            21,329
  Notes receivable from subsidiary                                                 352,627           366,409
  Investment in subsidiaries                                                      (156,615)         (181,751)
  Other                                                                             10,713             9,214

      Total other assets                                                           225,153           215,201

Property and equipment, net                                                          3,925             3,732

                                                                                 $ 284,546         $ 267,344

Current liabilities:
  Accounts payable and accrued liabilities                                       $  38,176         $  33,248
  Payable to affiliates                                                              4,777             4,783
  Income taxes                                                                          93               186
  Deferred income taxes                                                              3,627             1,436

      Total current liabilities                                                     46,673            39,653

Noncurrent liabilities:
  Long-term debt                                                                   352,627           366,409

  Deferred income taxes                                                             27,182             9,546
  Accrued pension cost                                                              16,164            14,021
  Accrued postretirement benefits cost                                              42,216            40,711
  Other                                                                             64,479            90,086

      Total noncurrent liabilities                                                 502,668           520,773

Shareholders' deficit                                                             (264,795)         (293,082)

                                                                                 $ 284,546         $ 267,344

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       Condensed Statements of Operations

                  Years ended December 31, 1992, 1993 and 1994

                                 (In thousands)


                                                                  1992                1993               1994

Revenues and other income:
  Equity in income (loss) of subsidiaries                             $(10,703)        $ (49,766)           $  7,925
  Interest and dividends                                                 2,829             3,622               2,538
  Interest income from subsidiary                                         -                8,358              43,157
  Securities transactions                                                2,691             3,637              (1,220)
  Other income, net                                                      1,791             2,597               3,135

                                                                        (3,392)          (31,552)             55,535
Costs and expenses:
  General and administrative                                            45,243            44,113              69,875
  Interest                                                               1,598            13,771              44,003

                                                                        46,841            57,884             113,878

      Loss before income taxes,
       extraordinary item and cumulative
       effect of changes in accounting
       principles                                                      (50,233)          (89,436)            (58,343)

Income tax benefit                                                       5,637             6,225              34,361

      Loss before extraordinary item
       and cumulative effect of changes
       in accounting principles                                        (44,596)          (83,211)            (23,982)

Extraordinary item - equity in income of
 subsidiaries                                                             -              (27,815)               -

Cumulative effect of changes in
 accounting principles:
  NL                                                                   (30,546)            1,217                -
  Equity in income of subsidiaries                                      (1,258)             -                   -

                                                                       (31,804)            1,217                -

      Net loss                                                        $(76,400)        $(109,809)           $(23,982)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1992, 1993 and 1994

                                 (In thousands)


                                                                       1992             1993             1994

Cash flows from operating activities:
  Net loss                                                             $(76,400)        $(109,809)        $(23,982)
  Undistributed earnings of subsidiaries:
    Equity in (income) loss before
     extraordinary item and cumulative
     effect of changes in accounting
     principles                                                          10,703            49,766           (7,925)
    Extraordinary item                                                     -               27,815             -
    Cumulative effect of changes in
     accounting principles                                                1,258              -                -
    Distributions                                                        54,000              -              30,000
  Non-cash interest expense                                                -                  165              845
  Deferred income taxes                                                     843             1,510          (20,577)
  Securities transactions                                                (2,691)           (3,637)           1,220
  Cumulative effect of changes in
   accounting principles                                                 30,546            (1,217)            -
  Other, net                                                                400            (1,268)          (3,836)

                                                                         18,659           (36,675)         (24,255)

  Change in assets and liabilities, net                                   6,340            14,428           23,263
  Marketable trading securities:
    Purchases                                                              -                 -                (870)
    Dispositions                                                           -                 -              15,530

      Net cash provided (used) by
       operating activities                                              24,999           (22,247)          13,668

Cash flows from investing activities:
  Investment in subsidiary                                               (3,896)           (6,478)          (6,630)
  Capital expenditures                                                     (214)               (4)            (126)
  Loans to subsidiaries                                                    -             (341,500)            -
  Purchases of marketable securities                                     (1,238)          (10,899)            -
  Proceeds from disposition of marketable
   securities                                                             6,735            69,232             -
  Other, net                                                               (768)              667              402

      Net cash provided (used) by
       investing activities                                                 619          (288,982)          (6,354)

                                         NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     SCHEDULE I-CONDENSED FINANCIAL INFORMATION

                                                OF REGISTRANT (Continued)

                                  Condensed Statements of Cash Flows (Continued)

                                    Years ended December 31, 1992, 1993 and 1994

                                                   (In thousands)

                                                                   1992            1993            1994

Cash flows from financing activities:
  Borrowings of (principal payments on):
    Long-term debt                                                    $(14,873)      $ 327,340        $   (170)
    Loans from affiliates                                               12,298         (16,047)           -
  Dividends paid                                                       (17,807)           -               -
  Other, net                                                            (3,660)           -                120

      Net cash provided (used) by
       financing activities                                            (24,042)        311,293             (50)

Cash and cash equivalents:
  Increase (decrease) from:
    Operating activities                                                24,999         (22,247)         13,668
    Investing activities                                                   619        (288,982)         (6,354)
    Financing activities                                               (24,042)        311,293             (50)

  Net change from operating, investing
   and financing activities                                              1,576              64           7,264
  Balance at beginning of year                                           9,467          11,043          11,107

  Balance at end of year                                              $ 11,043       $  11,107        $ 18,371



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                    Notes to Condensed Financial Information



NOTE 1 - BASIS OF PRESENTATION:

     The  Consolidated   Financial  Statements  of  NL   Industries,  Inc.  (the
"Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference.


NOTE 2 - NET PAYABLE TO (RECEIVABLE FROM) SUBSIDIARIES AND AFFILIATES:

                                                                                     December 31,
                                                                                        1993             1994
                                                                                        (In thousands)

Current:
  Tremont Corporation                                                               $   4,777        $   4,780
  Other                                                                                   -                  3
  Kronos and Rheox:
    Income taxes                                                                        3,123            1,043
    Other, net                                                                         (4,103)          (3,897)

                                                                                    $   3,797        $   1,929

Noncurrent:
  Note receivable - Kronos                                                          $(352,627)       $(366,409)

NOTE 3 - LONG-TERM DEBT:

                                                                                     December 31,
                                                                                        1993             1994
                                                                                        (In thousands)

11.75% Senior Secured Notes                                                          $250,000         $250,000
13% Senior Secured Discount Notes                                                     102,627          116,409

                                                                                     $352,627         $366,409

     See Note 10 of the Consolidated Financial Statements for a description of the Notes.


     The aggregate maturities of the Company's long-term debt at December 31, 1994 are shown in the table below.

                                                                                                Amount
                                                                                            (In thousands)

Senior Secured Notes due 2003                                                                     $250,000
Senior Secured Discount Notes due 2005                                                             187,500
                                                                                                   437,500
Less unamortized original issue discount on the
 Senior Secured Discount Notes                                                                      71,091

                                                                                                  $366,409

     The Company and Kronos have agreed, under certain circumstances, to provide
Kronos' principal international  subsidiary  with up to   DM 125 million through
January 1, 2001.

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              (In thousands)

                                                             Balance at        Charged to
                                                             beginning         costs and
                         Description                          of year           expenses               Deductions

Year ended December 31, 1994:
  Allowance for doubtful accounts and notes
   receivable                                                     $  3,008                 $ 1,141    $  (616)(a)

  Amortization of intangibles                                      $ 11,941                 $ 2,901    $  -

  Valuation allowance for deferred income
   taxes                                                           $133,377                 $24,309    $  -

Year ended December 31, 1993:
  Allowance for doubtful accounts and notes
   receivable                                                      $  2,385                 $ 1,216    $  (476)(a)

  Amortization of intangibles                                      $  9,792                 $ 2,863    $  -

  Valuation allowance for deferred income
   taxes                                                           $ 86,031          $50,562(b)        $  -

Year ended December 31, 1992:
  Allowance for doubtful accounts and notes
   receivable                                                      $  1,749                 $   945    $  (190)(a)

  Amortization of intangibles                                      $  7,270                 $ 2,989    $  -

  Valuation allowance for deferred income
   taxes                                                           $   -             $86,031(b)        $  -

                                                              Currency
                                                             translation       Balance at
                         Description                         adjustments       end of year

Year ended December 31, 1994:
  Allowance for doubtful accounts and notes
   receivable                                                       $   216          $  3,749

  Amortization of intangibles                                       $ 1,307          $ 16,149

  Valuation allowance for deferred income
   taxes                                                            $ 6,814          $164,500

Year ended December 31, 1993:
  Allowance for doubtful accounts and notes
   receivable                                                       $  (117)         $  3,008

  Amortization of intangibles                                       $  (714)         $ 11,941

  Valuation allowance for deferred income
   taxes                                                            $(3,216)         $133,377

Year ended December 31, 1992:
  Allowance for doubtful accounts and notes
   receivable                                                       $  (119)         $  2,385

  Amortization of intangibles                                       $  (467)         $  9,792

  Valuation allowance for deferred income
   taxes                                                            $  -             $ 86,031


(a)  Amounts written off, less recoveries.
(b) Includes (i) amounts recorded at the date of adoption of SFAS 109 in 1992 reported as a component of cumulative effect of changes in accounting principles and (ii) amounts recorded as part of extraordinary item in 1993.