Form 10-Q
period 1995-03-31
NL INDUSTRIES INC
filed 1995-05-05
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1995

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






Number of shares of common stock outstanding on May 3, 1995:  51,053,783
                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                            Page
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.

          Consolidated Balance Sheets - December 31, 1994
           and March 31, 1995                                 3-4

          Consolidated Statements of Operations - Three
           months ended March 31, 1994 and 1995                5

          Consolidated Statement of Shareholders' Deficit
           - Three months ended March 31, 1995                 6

          Consolidated Statements of Cash Flows - Three
           months ended March 31, 1994 and 1995               7-8

          Notes to Consolidated Financial Statements          9-14

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations               15-18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                    19

  Item 6. Exhibits and Reports on Form 8-K                     19

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                               December 31,             March 31,
                                                                       1994                    1995

Current assets:
  Cash and cash equivalents                                               $  131,124            $  107,486
  Marketable securities                                                       25,165                26,516
  Accounts and notes receivable                                              137,753               180,285
  Refundable income taxes                                                      1,162                 3,478
  Inventories                                                                185,173               199,533
  Prepaid expenses                                                             3,878                 8,160
  Deferred income taxes                                                        2,177                 2,098

      Total current assets                                                   486,432               527,556

Other assets:
  Marketable securities                                                       21,329                21,875
  Investment in joint ventures                                               187,480               189,718
  Prepaid pension cost                                                        19,329                21,191
  Deferred income taxes                                                        2,746                 1,262
  Other                                                                       37,267                37,536

      Total other assets                                                     268,151               271,582

Property and equipment:
  Land                                                                        20,665                22,624
  Buildings                                                                  147,370               159,534
  Machinery and equipment                                                    582,138               626,658
  Mining properties                                                           87,035                92,951
  Construction in progress                                                     9,579                19,579
                                                                             846,787               921,346
  Less accumulated depreciation and depletion                                438,960               477,191

      Net property and equipment                                             407,827               444,155


                                                                          $1,162,410            $1,243,293

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND SHAREHOLDERS' DEFICIT                              December 31,         March 31,
                                                                          1994                1995

Current liabilities:
  Current maturities of long-term debt                                  $   42,887              $   40,550
  Accounts payable and accrued liabilities                                 168,327                 185,885
  Payable to affiliates                                                     11,348                  10,727
  Income taxes                                                              20,762                  25,442
  Deferred income taxes                                                      1,590                   1,678

      Total current liabilities                                            244,914                 264,282

Noncurrent liabilities:
  Long-term debt                                                           746,762                 774,153
  Deferred income taxes                                                    178,332                 195,102
  Accrued pension cost                                                      76,242                  82,740
  Accrued postretirement benefits cost                                      65,299                  64,454
  Other                                                                    141,518                 147,801

      Total noncurrent liabilities                                       1,208,153               1,264,250

Minority interest                                                            2,425                   2,724

Shareholders' deficit:
  Common stock                                                               8,355                   8,355
  Additional paid-in capital                                               759,281                 759,281
  Adjustments:
    Currency translation                                                  (125,494)               (133,534)
    Pension liabilities                                                     (1,635)                 (1,635)
    Marketable securities                                                      (12)                     80
  Accumulated deficit                                                     (567,041)               (553,979)
  Treasury stock                                                          (366,536)               (366,531)

      Total shareholders' deficit                                         (293,082)               (287,963)

                                                                        $1,162,410              $1,243,293

Commitments and contingencies (Note 13)
                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 1994 and 1995

                      (In thousands, except per share data)


                                                                              1994              1995

Revenues and other income:
  Net sales                                                                      $201,849         $250,875
  Other, net                                                                       23,014            2,894

                                                                                  224,863          253,769

Costs and expenses:
  Cost of sales                                                                   146,956          169,768
  Selling, general and administrative                                              56,011           44,172
  Interest                                                                         21,065           20,676

                                                                                  224,032          234,616


      Income before income taxes and minority                                         831           19,153
       interest

Income tax expense                                                                  6,949            5,746

      Income (loss) before minority interest                                       (6,118)          13,407

Minority interest                                                                     249              345

      Net income (loss)                                                          $ (6,367)        $ 13,062

Net income (loss) per share of common stock                                      $   (.12)        $    .26

Weighted average common and common equivalent
 shares outstanding                                                                50,965           51,176

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                    Three months ended March 31, 1995

                                              (In thousands)



                                                             Additional                Adjustments
                                                    Common    paid-in      Currency        Pension    Marketable
                                                     stock    capital     translation    liabilities  securities

Balance at December 31, 1994                         $8,355  $759,281      $(125,494)      $(1,635)     $  (12)

Net income                                             -         -               -            -           -

Adjustments                                            -         -             (8,040)        -             92

Treasury stock reissued                                -         -              -             -           -

Balance at March 31, 1995                            $8,355  $759,281      $(133,534)      $(1,635)     $   80

                                                 Accumulated   Treasury
                                                   deficit      stock        Total

Balance at December 31, 1994                     $(567,041)    $(366,536) $(293,082)

Net income                                          13,062          -        13,062

Adjustments                                           -             -        (7,948)

Treasury stock reissued                               -                5          5

Balance at March 31, 1995                        $(553,979)    $(366,531) $(287,963)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1994 and 1995

                                 (In thousands)

                                                                            1994               1995

Cash flows from operating activities:
  Net income (loss)                                                             $ (6,367)         $ 13,062
  Depreciation, depletion and amortization                                         8,464             9,326
  Noncash interest expense                                                         4,465             4,646
  Deferred income taxes                                                            4,935             3,286
  Other, net                                                                        (162)             (603)

                                                                                  11,335            29,717
  Change in assets and liabilities:
    Accounts and notes receivable                                                (29,639)          (31,375)
    Inventories                                                                      869            (2,115)
    Prepaid expenses                                                              (3,993)           (3,491)
    Accounts payable and accrued liabilities                                      (9,385)            5,587
    Income taxes                                                                  (1,164)              129
    Other, net                                                                    10,072               (29)
    Marketable trading securities, net                                              (870)             (762)

      Net cash used by operating activities                                      (22,775)           (2,339)

Cash flows from investing activities:
  Capital expenditures                                                            (7,248)          (12,382)
  Investment in joint ventures, net                                                2,027            (2,371)
  Other, net                                                                         283                12

      Net cash used by investing activities                                       (4,938)          (14,741)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 1994 and 1995

                                 (In thousands)


                                                                            1994              1995

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                  $ 14,049          $  2,095
    Principal payments                                                            (7,900)          (12,543)
  Other, net                                                                        (190)                5

      Net cash provided (used) by financing
       activities                                                                  5,959           (10,443)

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities                                (21,754)          (27,523)
    Currency translation                                                             861             3,885
  Balance at beginning of period                                                 106,593           131,124

  Balance at end of period                                                      $ 85,700          $107,486


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                                          $ 10,603          $  4,958
  Income taxes                                                                     3,277             2,188

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold 53% and 18%, respectively, of NL's outstanding common stock. Contran holds, directly or indirectly, approximately 90% of Valhi's and 44% of Tremont's outstanding common stock. Together, Tremont and Valhi may be deemed to control NL.

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1995 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended March 31, 1994 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the 1995 presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Annual Report").

NOTE 2 - INCOME (LOSS) PER SHARE OF COMMON STOCK:

     Income (loss) per share of common stock is based on the weighted average number of common shares outstanding. Outstanding common stock options are excluded from the computation when the effect of their assumed exercise is antidilutive.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                                                             Three months ended
                                                                                 March 31,
                                                                              1994             1995
                                                                                      (In thousands)
Net sales:
  Kronos                                                                        $174,260          $217,328
  Rheox                                                                           27,589            33,547

                                                                                $201,849          $250,875

Operating income:
  Kronos                                                                        $ 15,359          $ 32,453
  Rheox                                                                            6,954             9,515
                                                                                  22,313            41,968
General corporate income (expense):
  Securities earnings, net                                                           201             2,469
  Expenses, net                                                                     (618)           (4,608)
  Interest expense                                                               (21,065)          (20,676)


                                                                                $    831          $ 19,153

NOTE 4 - INVENTORIES:

                                                                           December 31,       March 31,
                                                                               1994              1995
                                                                                 (In thousands)

Raw materials                                                                     $ 30,118          $ 38,399
Work in process                                                                      7,655             9,483
Finished products                                                                  112,410           114,230
Supplies                                                                            34,990            37,421

                                                                                  $185,173          $199,533

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                        December 31,          March 31,
                                                                            1994                 1995
                                                                                   (In thousands)
Current - U.S. Treasury securities:
  Unrealized losses                                                              $(1,124)          $  (433)
  Cost                                                                            26,289            26,949

      Aggregate market                                                           $25,165           $26,516

Noncurrent - marketable equity securities:
  Unrealized gains                                                               $ 3,357           $ 3,997
  Unrealized losses                                                               (3,374)           (3,874)
  Cost                                                                            21,346            21,752

      Aggregate market                                                           $21,329           $21,875

     The Company has classified its U.S. Treasury securities as trading securities and its marketable equity securities as available-for-sale.

     Net gains and losses from securities transactions are composed of:

                                                                                 Three months ended
                                                                                     March 31,
                                                                                 1994            1995
                                                                                       (In thousands)

Unrealized gains (losses)                                                             $(388)        $ 692
Realized losses                                                                        (413)         (103)

                                                                                      $(801)        $ 589

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                        December 31,          March 31,
                                                                            1994                 1995
                                                                                   (In thousands)

TiO2 manufacturing joint venture                                                 $185,122           $187,493
Other                                                                               2,358              2,225

                                                                                 $187,480           $189,718

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                        December 31,           March 31,
                                                                            1994                  1995
                                                                                 (In thousands)

Intangible assets, net                                                            $13,957            $14,677
Deferred financing costs, net                                                      16,079             15,961
Other                                                                               7,231              6,898

                                                                                  $37,267            $37,536

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                        December 31,          March 31,
                                                                            1994                 1995
                                                                                 (In thousands)

Accounts payable                                                                $ 74,903            $ 78,713
Accrued liabilities:
  Employee benefits                                                               34,209              33,657
  Environmental costs                                                             10,433              10,433
  Interest                                                                         6,485              17,539
  Miscellaneous taxes                                                              7,336               3,558
  Other                                                                           34,961              41,985

                                                                                  93,424             107,172

                                                                                $168,327            $185,885

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                        December 31,          March 31,
                                                                            1994                 1995
                                                                                 (In thousands)

Environmental costs                                                             $ 93,655            $100,542
Deferred technology fee income                                                    18,305              16,765
Insurance claims and expenses                                                     14,716              14,554
Employee benefits                                                                 12,322              13,535
Other                                                                              2,520               2,405

                                                                                $141,518            $147,801


NOTE 10 - LONG-TERM DEBT:

                                                                        December 31,          March 31,
                                                                            1994                 1995
                                                                                 (In thousands)

NL Industries:
  11.75% Senior Secured Notes                                                   $250,000            $250,000
  13% Senior Secured Discount Notes                                              116,409             120,091

                                                                                 366,409             370,091
Kronos:
  DM bank credit facility (DM 397,610
   and DM 397,610)                                                               255,703             286,239
  Joint venture term loan                                                         88,715              84,858
  Other                                                                           10,507              13,473

                                                                                 354,925             384,570
Rheox:
  Bank term loan                                                                  67,500              59,263
  Other                                                                              815                 779


                                                                                  68,315              60,042

                                                                                 789,649             814,703

Less current maturities                                                           42,887              40,550

                                                                                $746,762            $774,153

NOTE 11 - INCOME TAXES:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                                             Three months ended
                                                                                  March 31,
                                                                               1994            1995
                                                                                   (In thousands)

Expected tax expense                                                             $   291           $ 6,704
Non-U.S. tax rates                                                                (1,824)           (1,045)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return                                 606             1,320
Valuation allowance                                                                7,722            (1,276)
U.S. state income taxes                                                              128               216
Other, net                                                                            26              (173)

      Income tax expense                                                         $ 6,949           $ 5,746

NOTE 12 - OTHER INCOME, NET:

                                                                               Three months ended
                                                                                    March 31,
                                                                                1994            1995
                                                                                       (In thousands)

Securities earnings:
  Interest and dividends                                                           $ 1,002         $ 1,880
  Securities transactions                                                             (801)            589

                                                                                       201           2,469
Litigation settlement gain                                                          20,040            -
Technology fee income                                                                2,409           2,586
Currency transaction losses, net                                                      (136)         (2,633)
Disposition of property and equipment                                                 (987)           (794)
Royalty income                                                                         426            -
Other, net                                                                           1,061           1,266

                                                                                   $23,014         $ 2,894

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

     For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings" and (ii) the 1994 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. The Company's results improved significantly during the first three months of 1995, as discussed below, and the Company expects to remain profitable for the year as a result of improved TiO2 prices and demand.

                                                                    Three months ended                 %
                                                                         March 31,                   Change
                                                                     1994           1995
                                                                       (In millions)
Net sales:
  Kronos                                                                 $174.2        $217.3          +25%
  Rheox                                                                    27.6          33.6          +22%

                                                                         $201.8        $250.9          +24%

Operating income:
  Kronos                                                                 $ 15.3        $ 32.5         +111%
  Rheox                                                                     7.0           9.5          +37%

                                                                         $ 22.3        $ 42.0          +88%

Percent changes in TiO2:
  Sales volume                                                                                          +9%
  Average selling prices                                                                               +11%
   (in billing currencies)

     Kronos' TiO2 operating income in the first quarter of 1995 increased from the first quarter of 1994 due to higher average selling prices and higher sales and production volumes. As a result of increased pricing in all major markets, Kronos' average TiO2 selling prices in the first quarter of 1995 were 11% higher than the first quarter of 1994 and were 5% higher than year-end 1994. TiO2 sales volumes increased in both Europe and North America. Rheox's operating results for the first quarter of 1995 improved compared to the first quarter of 1994 primarily as a result of higher sales volumes. A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales for the first quarter of 1995 by $13 million compared to the first quarter of 1994.

     The following table sets forth certain information regarding general corporate income (expense).

                                                                 Three months ended
                                                                      March 31,               Difference
                                                                 1994             1995
                                                                                (In millions)

Securities earnings                                                   $   .2        $  2.5           $ 2.3
Corporate expenses, net                                                  (.6)         (4.6)           (4.0)
Interest expense                                                       (21.1)        (20.7)             .4

                                                                      $(21.5)       $(22.8)          $(1.3)

     Corporate expenses, net were higher as lower provisions for environmental remediation and other costs in the first quarter of 1995 were more than offset by the effect of the $20 million gain related to the first-quarter 1994 settlement of the Company's lawsuit against Lockheed Corporation. Interest expense was slightly lower due to the lower level of debt partly offset by higher variable U.S. interest rates and the impact of changes in currency exchange rates.

     The Company's operations are conducted on a worldwide basis. In 1994, the Company's income tax expense was impacted by losses in certain countries for which no current benefit was available and for which the Company believes recognition of a deferred tax asset was not currently appropriate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 1994 and 1995 are presented below.

                                                                                        Three months ended
                                                                                             March 31,
                                                                                          1994          1995
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities                                                                  $(22.8)       $ (2.3)
  Investing activities                                                                    (4.9)        (14.7)
  Financing activities                                                                     5.9         (10.5)

      Net cash used by operating, investing and
       financing activities                                                             $(21.8)       $(27.5)

     The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. The Company's cash flows from operations improved during the first quarter of 1995, primarily due to increased TiO2 selling prices and demand. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in both periods.

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed tax deficiencies. Additional substantial German proposed tax deficiency assessments are expected. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($72 million at March 31, 1995) lien on its Nordenham, Germany TiO2 plant and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     Repayments of indebtedness in the first three months of 1995 include payments of $8.3 million on the Rheox bank term loan and $3.9 million on the joint venture term loan. The Company reduced its "net debt" (notes payable and long-term debt less cash, cash equivalents and securities) by $87 million during the last twelve months.

     At March 31, 1995, the Company had cash, cash equivalents and current marketable securities aggregating $134 million (36% held by non-U.S. subsidiaries) including restricted cash, cash equivalents and current marketable securities of $16 million. The Company's subsidiaries had $232 million available for borrowing under existing credit facilities, of which $90 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above. In April 1995, the Company borrowed $11 million under existing credit facilities.

     The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. The Company believes it has adequate accruals ($92 million at March 31, 1995) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $166 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit and has not accrued any amounts for such pending lead pigment litigation. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which the Company and other pigment manufacturers have been successful.

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


                           PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       Reference is made to the 1994 Annual Report for descriptions of certain previously-reported legal proceedings.

       Wright (Alvin) and Wright (Allen) v. Lead Industries, et al. In April 1995, the Company answered the complaint in this case denying liability.

       Wagner, et al. v. Anzon, Inc. and NL Industries, Inc. In April 1995, plaintiffs' post-trial motions in this case were denied. The time for plaintiffs' to appeal has not yet expired.

       The Company has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. To date, the Company has always been dismissed from such actions prior to trial without payment of any money in judgment or settlement. Various of these actions remain pending. One such case, In re: Asbestos III, 92-C-8888 (Circuit Court of Kanawha County, West Virginia), involving approximately 4,500 plaintiffs, is scheduled to begin trial in July 1995. The Company intends to defend the case vigorously.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)EXHIBITS

           10.1 - Intercorporate Service Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1995.

           10.2 - Intercorporate Service Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1995.

           10.3 - Description of terms of an executive severance agreement between the Registrant and Lawrence A. Wigdor - incorporated by reference to the last paragraph on page 16 entitled "Employment Agreements" of the Registrant's definitive proxy statement dated March 29, 1995.

           27.1 - Financial Data Schedule for the three-month period ended March 31, 1995.

       (b)REPORTS ON FORM 8-K

           Reports on Form 8-K for the quarter ended March 31, 1995 and for the month of April 1995:

             January 30, 1995 - reported Items 5 and 7.

             April 25, 1995 - reported Items 5 and 7.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NL INDUSTRIES, INC.
                                               (Registrant)



Date:  May 3, 1995                 By  /s/ Joseph S. Compofelice
                                       Joseph S. Compofelice
                                        Vice President and
                                        Chief Financial Officer



Date:  May 3, 1995                 By  /s/ Dennis G. Newkirk
                                       Dennis G. Newkirk
                                        Vice President and Controller
                                        (Principal Accounting Officer)