Form 10-Q
period 1995-06-30
NL INDUSTRIES INC
filed 1995-07-28
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1995

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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






Number of shares of common stock outstanding on July 28, 1995:  51,068,716
                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                Page
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.

          Consolidated Balance Sheets - December 31, 1994
           and June 30, 1995                                    3-4

          Consolidated Statements of Operations - Three and
           six months ended June 30, 1994 and 1995               5

          Consolidated Statement of Shareholders' Deficit
           - Six months ended June 30, 1995                      6

          Consolidated Statements of Cash Flows - Six
           months ended June 30, 1994 and 1995                  7-8

          Notes to Consolidated Financial Statements            9-14

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 15-18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                      19

  Item 4. Submission of Matters to a Vote of Security Holders    19

  Item 6. Exhibits and Reports on Form 8-K                       20

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                   December 31,         June 30,
                                                                           1994               1995

Current assets:
  Cash and cash equivalents                                                  $  131,124         $  137,264
  Marketable securities                                                          25,165              2,387
  Accounts and notes receivable                                                 137,753            187,524
  Refundable income taxes                                                         1,162             11,309
  Inventories                                                                   185,173            195,608
  Prepaid expenses                                                                3,878              9,704
  Deferred income taxes                                                           2,177              2,495

      Total current assets                                                      486,432            546,291

Other assets:
  Marketable securities                                                          21,329             22,414
  Investment in joint ventures                                                  187,480            185,989
  Prepaid pension cost                                                           19,329             21,684
  Deferred income taxes                                                           2,746                692
  Other                                                                          37,267             36,011

      Total other assets                                                        268,151            266,790

Property and equipment:
  Land                                                                           20,665             22,689
  Buildings                                                                     147,370            166,709
  Machinery and equipment                                                       582,138            647,873
  Mining properties                                                              87,035             93,371
  Construction in progress                                                        9,579              7,523
                                                                                846,787            938,165
  Less accumulated depreciation and depletion                                   438,960            486,949

      Net property and equipment                                                407,827            451,216



                                                                             $1,162,410         $1,264,297

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND SHAREHOLDERS' DEFICIT                               December 31,         June 30,
                                                                           1994               1995

Current liabilities:
  Notes payable                                                              $     -            $   21,782
  Current maturities of long-term debt                                           42,887             40,921
  Accounts payable and accrued liabilities                                      168,327            174,797
  Payable to affiliates                                                          11,348             10,509
  Income taxes                                                                   20,762             10,194
  Deferred income taxes                                                           1,590              1,666

      Total current liabilities                                                 244,914            259,869

Noncurrent liabilities:
  Long-term debt                                                                746,762            765,478
  Deferred income taxes                                                         178,332            209,100
  Accrued pension cost                                                           76,242             78,956
  Accrued postretirement benefits cost                                           65,299             63,221
  Other                                                                         141,518            147,955

      Total noncurrent liabilities                                            1,208,153          1,264,710

Minority interest                                                                 2,425              2,826

Shareholders' deficit:
  Common stock                                                                    8,355              8,355
  Additional paid-in capital                                                    759,281            759,281
  Adjustments:
    Currency translation                                                       (125,494)          (130,142)
    Pension liabilities                                                          (1,635)            (1,635)
    Marketable securities                                                           (12)               430
  Accumulated deficit                                                          (567,041)          (532,977)
  Treasury stock                                                               (366,536)          (366,420)

      Total shareholders' deficit                                              (293,082)          (263,108)

                                                                             $1,162,410         $1,264,297

Commitments and contingencies (Note 13)
                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                           Three months ended                 Six months ended
                                                June 30,                          June 30,
                                             1994             1995             1994            1995

Revenues and other income:

  Net sales                                    $237,113         $283,474         $438,962         $534,349
  Other, net                                      5,200            6,121           28,214            9,015

                                                242,313          289,595          467,176          543,364

Costs and expenses:
  Cost of sales                                 178,925          187,896          325,881          357,664
  Selling, general and
   administrative                                54,250           50,448          110,261           94,620
  Interest                                       21,071           21,052           42,136           41,728

                                                254,246          259,396          478,278          494,012

      Income (loss) before
       income taxes and
       minority interest                        (11,933)          30,199          (11,102)          49,352

Income tax expense                               (3,354)          (9,056)         (10,303)         (14,802)

      Income (loss) before
       minority interest                        (15,287)          21,143          (21,405)          34,550

Minority interest                                  (247)            (141)            (496)            (486)

      Net income (loss)                        $(15,534)        $ 21,002         $(21,901)        $ 34,064

Net income (loss) per share
 of common stock                               $   (.30)        $    .41         $   (.43)        $    .66

Weighted average common and
 common equivalent shares
 outstanding                                     51,040           51,552           51,002           51,469

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                      Six months ended June 30, 1995

                                              (In thousands)



                                                             Additional                Adjustments
                                                    Common    paid-in      Currency        Pension    Marketable
                                                     stock    capital     translation    liabilities  securities

Balance at December 31, 1994                         $8,355  $759,281      $(125,494)      $(1,635)       $(12)

Net income                                             -         -               -            -             -

Adjustments                                            -         -             (4,648)        -            442

Treasury stock reissued                                -         -              -             -             -

Balance at June 30, 1995                             $8,355  $759,281      $(130,142)      $(1,635)       $430

                                                 Accumulated   Treasury
                                                   deficit      stock        Total

Balance at December 31, 1994                     $(567,041)    $(366,536) $(293,082)

Net income                                          34,064          -        34,064


Adjustments                                           -             -        (4,206)

Treasury stock reissued                               -              116        116

Balance at June 30, 1995                         $(532,977)    $(366,420) $(263,108)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1994 and 1995

                                 (In thousands)


                                                                               1994             1995

Cash flows from operating activities:
  Net income (loss)                                                              $(21,901)        $ 34,064
  Depreciation, depletion and amortization                                         17,481           19,291
  Noncash interest expense                                                          8,921            9,547
  Deferred income taxes                                                            30,195           16,259
  Other, net                                                                         (894)          (5,073)

                                                                                   33,802           74,088
  Change in assets and liabilities:
    Accounts and notes receivable                                                 (46,791)         (37,759)
    Inventories                                                                    22,715            3,053
    Prepaid expenses                                                               (2,503)          (5,151)
    Accounts payable and accrued liabilities                                         (848)          (7,013)
    Income taxes                                                                   75,490          (22,447)
    Other, net                                                                     15,459             (606)
    Marketable trading securities, net                                             14,254           23,943

      Net cash provided by operating activities                                   111,578           28,108

Cash flows from investing activities:
  Capital expenditures                                                            (16,564)         (26,200)
  Investment in joint ventures, net                                                 2,405            1,486
  Other, net                                                                          562               33

      Net cash used by investing activities                                       (13,597)         (24,681)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 1994 and 1995

                                 (In thousands)


                                                                             1994               1995

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                  $  31,937         $ 25,839
    Principal payments                                                           (105,472)         (27,326)
  Other, net                                                                         (202)             102

      Net cash used by financing activities                                       (73,737)          (1,385)

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities                                  24,244            2,042
    Currency translation                                                            4,942            4,098
  Balance at beginning of period                                                  106,593          131,124

  Balance at end of period                                                      $ 135,779         $137,264

Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized                                          $  35,130         $ 28,273
  Income taxes                                                                    (95,134)          21,296


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

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1995 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended June 30, 1994 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 2 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK:

     Net income (loss) per share of common stock is based on the weighted average number of common shares and equivalents outstanding. Common stock equivalents, primarily non-qualified stock options, are excluded from the computation when their effect is antidilutive.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                         Three months ended                  Six months ended
                                               June 30,                          June 30,
                                          1994             1995              1994              1995
                                                                    (In thousands)
Net sales:
  Kronos                                     $206,407          $249,393         $380,667          $466,721
  Rheox                                        30,706            34,081           58,295            67,628

                                             $237,113          $283,474         $438,962          $534,349

Operating income:
  Kronos                                     $ 17,664          $ 47,100         $ 33,023          $ 79,553
  Rheox                                         8,578            10,449           15,532            19,964
                                               26,242            57,549           48,555            99,517
General corporate income
 (expense):
  Securities earnings, net                        642             1,926               843            4,395
  Expenses, net                               (17,746)           (8,224)         (18,364)          (12,832)
  Interest expense                            (21,071)          (21,052)         (42,136)          (41,728)

                                             $(11,933)         $ 30,199         $(11,102)         $ 49,352

NOTE 4 - INVENTORIES:

                                                                          December 31,       June 30,
                                                                              1994             1995
                                                                                (In thousands)

Raw materials                                                                   $ 30,118          $ 27,791
Work in process                                                                    7,655             9,085
Finished products                                                                112,410           120,309
Supplies                                                                          34,990            38,423

                                                                                $185,173          $195,608

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                        December 31,          June 30,
                                                                            1994                1995
                                                                                   (In thousands)
Current - U.S. Treasury securities:
  Unrealized losses                                                              $(1,124)          $   (10)
  Cost                                                                            26,289             2,397

      Aggregate market                                                           $25,165           $ 2,387

Noncurrent - marketable equity securities:
  Unrealized gains                                                               $ 3,357           $ 2,818
  Unrealized losses                                                               (3,374)           (2,156)
  Cost                                                                            21,346            21,752

      Aggregate market                                                           $21,329           $22,414


     The Company has classified its U.S. Treasury securities as trading securities and its marketable equity securities as available-for-sale.

     Net gains and losses from securities transactions are composed of:

                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                      1994           1995         1994           1995
                                                                          (In thousands)

Unrealized gains (losses)                                  $(387)        $422        $  (775)        $1,115
Realized gains (losses)                                      (25)         154           (438)            50

                                                           $(412)        $576        $(1,213)        $1,165

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                          December 31,          June 30,
                                                                              1994                1995
                                                                                    (In thousands)

TiO2 manufacturing joint venture                                                  $185,122          $183,636
Other                                                                                2,358             2,353

                                                                                  $187,480          $185,989

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                        December 31,           June 30,
                                                                            1994                 1995
                                                                                 (In thousands)

Intangible assets, net                                                            $13,957            $13,863
Deferred financing costs, net                                                      16,079             15,377
Other                                                                               7,231              6,771

                                                                                  $37,267            $36,011

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                        December 31,          June 30,
                                                                            1994                1995
                                                                                 (In thousands)

Accounts payable                                                                $ 74,903            $ 70,236
Accrued liabilities:
  Employee benefits                                                               34,209              36,772
  Environmental costs                                                             10,433              10,433
  Interest                                                                         6,485              10,446
  Miscellaneous taxes                                                              7,336               2,649
  Other                                                                           34,961              44,261

                                                                                  93,424             104,561

                                                                                $168,327            $174,797

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                        December 31,          June 30,
                                                                            1994                1995
                                                                                 (In thousands)


Environmental costs                                                             $ 93,655            $102,666
Insurance claims and expenses                                                     14,716              14,649
Employee benefits                                                                 12,322              14,319
Deferred technology fee income                                                    18,305              14,064
Other                                                                              2,520               2,257

                                                                                $141,518            $147,955


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                          December 31,          June 30,
                                                                              1994                1995
                                                                                 (In thousands)

Notes payable - Kronos                                                             $   -            $ 21,782

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes                                                    $250,000         $250,000
    13% Senior Secured Discount Notes                                               116,409          123,976

                                                                                    366,409          373,976
  Kronos:
    DM bank credit facility (DM 397,609)                                            255,703          286,756
    Joint venture term loan                                                          88,715           81,000
    Other                                                                            10,507           13,662

                                                                                    354,925          381,418
  Rheox:
    Bank term loan                                                                   67,500           50,263
    Other                                                                               815              742

                                                                                     68,315           51,005

                                                                                    789,649          806,399

  Less current maturities                                                            42,887           40,921

                                                                                   $746,762         $765,478

NOTE 11 - INCOME TAXES:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                                              Six months ended
                                                                                  June 30,
                                                                              1994             1995
                                                                                  (In thousands)

Expected tax benefit (expense)                                                  $  3,886          $(17,273)
Non-U.S. tax rates                                                                 2,703             2,263
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return                              (1,096)           (2,462)
Valuation allowance                                                              (15,138)            2,479
U.S. state income taxes                                                             (283)             (350)
Other, net                                                                          (375)              541

      Income tax expense                                                        $(10,303)         $(14,802)

NOTE 12 - OTHER INCOME, NET:

                                               Three months ended               Six months ended
                                                    June 30,                       June 30,
                                                 1994           1995           1994             1995
                                                                        (In thousands)

Securities earnings:
  Interest and dividends                            $1,054          $1,350         $ 2,056         $ 3,230
  Securities transactions                             (412)            576          (1,213)          1,165

                                                       642           1,926             843           4,395
Litigation settlement gain                            -               -             20,040            -
Technology fee income                                2,453           2,719           4,862           5,305
Currency transaction gains,
 (losses), net                                         502             716             366          (1,917)
Disposition of property and
 equipment                                            (292)           (591)         (1,279)         (1,385)
Royalty income                                         594            -              1,020            -
Other, net                                           1,301           1,351           2,362           2,617

                                                    $5,200          $6,121         $28,214         $ 9,015

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

     For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings," (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and (iii) the 1994 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. The Company's results improved significantly during the first six months of 1995, as discussed below, and the Company expects to remain profitable for the remainder of the year.

                                             Three months ended        %         Six months ended        %
                                                  June 30,          Change           June 30,         Change
                                             1994       1995                    1994       1995
                                                (In millions)                     (In millions)
Net sales:
  Kronos                                     $206.4     $249.4        +21%      $380.7     $466.7      +23%
  Rheox                                        30.7       34.1        +11%        58.3       67.6      +16%

                                             $237.1     $283.5        +20%      $439.0     $534.3      +22%

Operating income:
  Kronos                                     $ 17.6     $ 47.0       +167%      $ 33.1     $ 79.5     +141%
  Rheox                                         8.6       10.5        +22%        15.5       20.0      +29%

                                             $ 26.2     $ 57.5       +119%      $ 48.6     $ 99.5     +105%

Percent changes in TiO2:
  Sales volume                                                         -6%                              +1%
  Average selling prices (in billing
   currencies)                                                        +19%                             +15%

     Kronos' TiO2 operating income in the second quarter of 1995 increased from the second quarter of 1994 primarily due to higher average selling prices. As a result of increased pricing in all major markets, Kronos' average TiO2 selling prices in the second quarter of 1995 were 19% higher than the second quarter of 1994 and 6% higher than the first quarter of 1995. Kronos' year-to-date sales volumes for 1995 approximated sales volumes for the same period in 1994; however, second quarter 1995 sales volumes were 6% below the second quarter of 1994. Rheox's operating results for both the second quarter and first half of 1995 improved compared to the 1994 periods primarily as a result of higher sales volumes and average selling prices. A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales for the second quarter and first half of 1995 by $20 million and $32 million, respectively, compared to the 1994 periods.

     The following table sets forth certain information regarding general corporate income (expense).

                                            Three months ended                 Six months ended
                                                 June 30,        Difference        June 30,       Difference
                                              1994       1995                   1994      1995


Securities earnings                          $   .7     $  1.9      $ 1.2     $   .9     $  4.4       $3.5
Corporate expenses, net                       (17.7)      (8.2)       9.5      (18.5)     (12.8)       5.7
Interest expense                              (21.1)     (21.1)        -       (42.1)     (41.7)        .4

                                             $(38.1)    $(27.4)     $10.7     $(59.7)    $(50.1)      $9.6

     Corporate expenses, net in the six months ended June 30, 1995 were lower than the comparable 1994 period due to lower provisions for environmental remediation and other costs, partially offset by the effect of the $20 million gain related to the first-quarter 1994 settlement of the Company's lawsuit against Lockheed Corporation. Corporate expenses, net in the second quarter of 1995 were lower than 1994 due to reduced provisions for environmental remediation and other costs. Interest expense in the first six months of 1995 was slightly lower due to the lower level of debt partially offset by the impact of changes in currency exchange rates and higher variable U.S. interest rates.

     The Company's operations are conducted on a worldwide basis. In 1994, the Company's income tax expense was impacted by losses in certain countries for which no current benefit was available and for which the Company believed recognition of a deferred tax asset was not appropriate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 1994 and 1995 are presented below.

                                                                                         Six months ended
                                                                                             June 30,
                                                                                          1994          1995
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities                                                                  $111.6        $ 28.1
  Investing activities                                                                   (13.6)        (24.7)
  Financing activities                                                                   (73.8)         (1.4)

      Net cash provided by operating, investing and
       financing activities                                                             $ 24.2        $  2.0

     The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. Excluding the effects of the receipt of the German tentative tax refunds in the first half of 1994, the Company's cash flows from operations improved during the first six months of 1995 compared to the 1994 period, primarily due to increased TiO2 selling prices and the sale of $24 million in current marketable securities. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in both periods.

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed tax deficiencies. Additional substantial German proposed tax deficiency assessments are expected. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($72 million at June 30, 1995) lien on its Nordenham, Germany TiO2 plant and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     During the second quarter of 1995, a non-U.S. subsidiary borrowed $22 million under short-term lines of credit. Repayments of indebtedness in the first six months of 1995 include payments of $17 million on the Rheox bank term loan and $8 million on the joint venture term loan. Net repayments of indebtedness in the first half of 1994 include payments of DM 143 million of the DM credit facility ($87 million), $8 million on the Rheox bank term loan and $8 million on the joint venture term loan, and borrowings under the DM bank credit facility of DM 55 million ($33 million).

     At June 30, 1995, the Company had cash, cash equivalents and current marketable securities aggregating $140 million (28% held by non-U.S. subsidiaries) including restricted cash, cash equivalents and current marketable securities of $16 million. The Company's subsidiaries had $228 million available for borrowing under existing credit facilities, of which $90 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above.

     The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. The Company believes it has adequate accruals ($94 million at June 30, 1995) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $162 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance or restructure indebtedness, raise additional capital, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources.


                           PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the 1994 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 for descriptions of certain previously-reported legal proceedings.

           Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al. In an April 1995 amended complaint, plaintiffs voluntarily dismissed their breach of warranty claim and added an unfair and deceptive trade practices claim. In July 1995, the trial court granted in part the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. A trial date has been set in these consolidated cases for October 1996.

           HANO Third-Party Complaints. In June 1995, the District Court granted motions for summary judgment in several of the remaining cases and, after such grant, two cases remained pending. The time in which plaintiffs may file an appeal has not yet expired. The Company understands that the plaintiffs' counsel in the HANO cases has indicated an intention to file a class action against the lead pigment defendants on behalf of allegedly injured plaintiffs.

           Wagner, et al. v. Anzon, Inc. and NL Industries, Inc. In May 1995, plaintiffs filed a notice of appeal.

           In re: Asbestos III. The trial date has been delayed until August 1995.

           Rhodes, et al. v. ACF Industries, Inc., et al. (Circuit Court of Putnam County, West Virginia, No. 95-C-261). Twelve plaintiffs brought this action against the Company and various other defendants in July 1995.
Plaintiffs allege that they were employed by demolition and disposal contractors, and claim that as a result of the defendants' negligence they were exposed to asbestos during such activities on defendants' premises in West Virginia. Plaintiffs allege personal injuries and seek compensatory damages totaling $18.5 million and punitive damages totaling $55.5 million. The Company intends to file an answer denying plaintiffs' allegations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its Annual Meeting of Shareholders on May 3, 1995. The only matter voted upon was the election of directors, and all the nominees for director were elected. The vote with respect to each was as follows:

           Director                                                  Vote For           Vote Withheld

Joseph S. Compofelice                                                     47,186,917             150,618
J. Landis Martin                                                          47,189,309             148,226
Kenneth R. Peak                                                           47,229,178             108,357
Glenn R. Simmons                                                          47,189,690             147,845
Harold C. Simmons                                                         47,185,803             151,732
Lawrence A. Wigdor                                                        47,201,790             135,745
Admiral Elmo R. Zumwalt, Jr.                                              47,228,836             117,499

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

               27.1 - Financial Data Schedule for the six-month period ended June 30, 1995.

           (b) REPORTS ON FORM 8-K

               Reports on Form 8-K for the quarter ended June 30, 1995 and for the month of July 1995:

                 April 25, 1995 - reported Items 5 and 7.

                 July 20, 1995 - reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NL INDUSTRIES, INC.
                                               (Registrant)



Date:  July 28, 1995               By  /s/ Joseph S. Compofelice
                                       Joseph S. Compofelice
                                        Vice President and
                                        Chief Financial Officer



Date:  July 28, 1995               By  /s/ Dennis G. Newkirk
                                       Dennis G. Newkirk
                                        Vice President and Controller
                                        (Principal Accounting Officer)