Form 10-Q
period 1995-09-30
NL INDUSTRIES INC
filed 1995-10-26
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1995

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






Number of shares of common stock outstanding on October 25, 1995:  51,071,118

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                 Page
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.

          Consolidated Balance Sheets - December 31, 1994
           and September 30, 1995                                 3-4

          Consolidated Statements of Operations - Three and
           nine months ended September 30, 1994 and 1995           5

          Consolidated Statement of Shareholders' Deficit
           - Nine months ended September 30, 1995                  6

          Consolidated Statements of Cash Flows - Nine
           months ended September 30, 1994 and 1995               7-8

          Notes to Consolidated Financial Statements             9-14

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   15-18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                      19-20

  Item 6. Exhibits and Reports on Form 8-K                        20

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                   December 31,        September 30,
                                                                           1994                1995

Current assets:
  Cash and cash equivalents                                                  $  131,124         $  152,795
  Marketable securities                                                          25,165               -
  Accounts and notes receivable                                                 137,753            169,539
  Refundable income taxes                                                         1,162              8,626
  Inventories                                                                   185,173            208,958
  Prepaid expenses                                                                3,878              7,676
  Deferred income taxes                                                           2,177              2,254

      Total current assets                                                      486,432            549,848

Other assets:
  Marketable securities                                                          21,329             26,819
  Investment in joint ventures                                                  187,480            185,863
  Prepaid pension cost                                                           19,329             21,712
  Deferred income taxes                                                           2,746                711
  Other                                                                          37,267             32,961

      Total other assets                                                        268,151            268,066

Property and equipment:
  Land                                                                           20,665             22,523
  Buildings                                                                     147,370            163,961
  Machinery and equipment                                                       582,138            636,605
  Mining properties                                                              87,035             91,691
  Construction in progress                                                        9,579             17,934
                                                                                846,787            932,714
  Less accumulated depreciation and depletion                                   438,960            484,181

      Net property and equipment                                                407,827            448,533



                                                                             $1,162,410         $1,266,447

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND SHAREHOLDERS' DEFICIT                               December 31,        September 30,
                                                                           1994                1995

Current liabilities:
  Notes payable                                                              $     -            $   21,707
  Current maturities of long-term debt                                           42,887             41,149
  Accounts payable and accrued liabilities                                      168,327            175,330
  Payable to affiliates                                                          11,348              9,631
  Income taxes                                                                   20,762             11,368
  Deferred income taxes                                                           1,590              1,510

      Total current liabilities                                                 244,914            260,695

Noncurrent liabilities:
  Long-term debt                                                                746,762            750,683
  Deferred income taxes                                                         178,332            207,769
  Accrued pension cost                                                           76,242             75,295
  Accrued postretirement benefits cost                                           65,299             62,026
  Other                                                                         141,518            144,643

      Total noncurrent liabilities                                            1,208,153          1,240,416

Minority interest                                                                 2,425              2,830

Shareholders' deficit:
  Common stock                                                                    8,355              8,355
  Additional paid-in capital                                                    759,281            759,281
  Adjustments:
    Currency translation                                                       (125,494)          (124,876)
    Pension liabilities                                                          (1,635)            (1,635)
    Marketable securities                                                           (12)             3,294
  Accumulated deficit                                                          (567,041)          (515,551)
  Treasury stock                                                               (366,536)          (366,362)

      Total shareholders' deficit                                              (293,082)          (237,494)

                                                                             $1,162,410         $1,266,447

Commitments and contingencies (Note 13)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                           Three months ended                Nine months ended
                                              September 30,                     September 30,
                                             1994             1995             1994            1995

Revenues and other income:
  Net sales                                    $225,200         $255,339         $664,162         $789,688
  Other, net                                      8,365            7,060           36,579           16,075

                                                233,565          262,399          700,741          805,763

Costs and expenses:

  Cost of sales                                 168,033          169,058          493,914          526,722
  Selling, general and
   administrative                                47,162           48,317          157,423          142,937
  Interest                                       20,923           20,325           63,059           62,053

                                                236,118          237,700          714,396          731,712

      Income (loss) before
       income taxes and
       minority interest                         (2,553)          24,699          (13,655)          74,051

Income tax expense                               (1,901)          (7,413)         (12,204)         (22,215)

      Income (loss) before
       minority interest                         (4,454)          17,286          (25,859)          51,836

Minority interest                                  (124)             140             (620)            (346)

      Net income (loss)                        $ (4,578)        $ 17,426         $(26,479)        $ 51,490

Net income (loss) per share
 of common stock                               $   (.09)        $    .34         $   (.52)        $   1.00

Weighted average common and
 common equivalent shares
 outstanding                                     51,040           51,628           51,014           51,522

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                   Nine months ended September 30, 1995

                                              (In thousands)



                                                             Additional                Adjustments
                                                    Common    paid-in      Currency        Pension    Marketable
                                                     stock    capital     translation    liabilities  securities

Balance at December 31, 1994                         $8,355  $759,281      $(125,494)      $(1,635)     $  (12)

Net income                                             -         -               -            -           -

Adjustments                                            -         -                618         -          3,306

Treasury stock reissued                                -         -              -             -           -

Balance at September 30, 1995                        $8,355  $759,281      $(124,876)      $(1,635)     $3,294

                                                 Accumulated   Treasury
                                                   deficit      stock        Total

Balance at December 31, 1994                     $(567,041)    $(366,536) $(293,082)

Net income                                          51,490          -        51,490

Adjustments                                           -             -         3,924

Treasury stock reissued                               -              174        174

Balance at September 30, 1995                    $(515,551)    $(366,362) $(237,494)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1994 and 1995

                                 (In thousands)


                                                                             1994               1995

Cash flows from operating activities:
  Net income (loss)                                                              $(26,479)        $ 51,490
  Depreciation, depletion and amortization                                         26,752           29,208
  Noncash interest expense                                                         13,415           14,368
  Deferred income taxes                                                            35,479           18,245
  Other, net                                                                       (2,458)          (8,382)

                                                                                   46,709          104,929
  Change in assets and liabilities:
    Accounts and notes receivable                                                 (24,721)         (23,161)
    Inventories                                                                    37,605          (14,067)
    Accounts payable and accrued liabilities                                        4,475           (2,905)
    Income taxes                                                                   89,285          (18,217)
    Other, net                                                                     19,247           (5,096)
    Marketable trading securities, net                                             14,262           26,337

      Net cash provided by operating activities                                   186,862           67,820

Cash flows from investing activities:
  Capital expenditures                                                            (25,061)         (42,572)
  Investment in joint ventures, net                                                 2,600            1,664
  Other, net                                                                          563               68

      Net cash used by investing activities                                       (21,898)         (40,840)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 1994 and 1995

                                 (In thousands)


                                                                             1994               1995

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                  $  44,505         $ 38,840
    Principal payments                                                           (129,553)         (47,401)
  Other, net                                                                         (202)             159

      Net cash used by financing activities                                       (85,250)          (8,402)

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities                                  79,714           18,578
    Currency translation                                                            7,779            3,093
  Balance at beginning of period                                                  106,593          131,124

  Balance at end of period                                                      $ 194,086         $152,795


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized                                          $  43,251         $ 37,079
  Income taxes                                                                   (112,066)          22,388


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold 53% and 18%, respectively, of NL's outstanding common stock. Contran holds, directly or indirectly, approximately 91% of Valhi's and 44% of Tremont's outstanding common stock.

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1995 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended September 30, 1994 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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


NOTE 2 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK:

     Net income (loss) per share of common stock is based on the weighted average number of common shares and equivalents outstanding. Common stock equivalents, consisting of non-qualified stock options, are excluded from the computation when their effect is antidilutive.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                         Three months ended                  Nine months ended
                                            September 30,                      September 30,
                                          1994             1995              1994              1995
                                                                    (In thousands)
Net sales:
  Kronos                                     $194,146          $222,799         $574,813          $689,520
  Rheox                                        31,054            32,540           89,349           100,168

                                             $225,200          $255,339         $664,162          $789,688

Operating income:
  Kronos                                     $ 18,746          $ 40,828         $ 51,769          $120,381
  Rheox                                         8,347             9,762           23,879            29,726
                                               27,093            50,590           75,648           150,107
General corporate income
 (expense):
  Securities earnings, net                      1,254             1,489            2,097             5,884
  Expenses, net                                (9,977)           (7,055)         (28,341)          (19,887)
  Interest expense                            (20,923)          (20,325)         (63,059)          (62,053)

                                             $ (2,553)         $ 24,699         $(13,655)         $ 74,051

NOTE 4 - INVENTORIES:

                                                                       December 31,      September 30,
                                                                           1994              1995
                                                                             (In thousands)

Raw materials                                                                $ 30,118             $ 32,195
Work in process                                                                 7,655                8,541
Finished products                                                             112,410              132,028
Supplies                                                                       34,990               36,194

                                                                             $185,173             $208,958

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                      December 31,       September 30,
                                                                          1994               1995
                                                                                  (In thousands)
Current - U.S. Treasury securities:
  Unrealized losses                                                           $(1,124)             $  -
  Cost                                                                         26,289                 -

      Aggregate market                                                        $25,165              $  -

Noncurrent - marketable equity securities:
  Unrealized gains                                                            $ 3,357              $ 5,067
  Unrealized losses                                                            (3,374)                -
  Cost                                                                         21,346               21,752

      Aggregate market                                                        $21,329              $26,819

     The Company has classified its U.S. Treasury securities as trading securities and its marketable equity securities as available-for-sale.

     Net gains and losses from securities transactions are composed of:

                                                    Three months ended           Nine months ended
                                                       September 30,               September 30,
                                                      1994             1995       1994           1995
                                                                          (In thousands)

Unrealized gains (losses)                                   $ -          $  7        $  (871)        $1,122
Realized gains (losses)                                      (96)          -            (438)            50

                                                            $(96)        $  7        $(1,309)        $1,172

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                      December 31,       September 30,
                                                                          1994               1995
                                                                                  (In thousands)

TiO2 manufacturing joint venture                                             $185,122             $183,458
Other                                                                           2,358                2,405

                                                                             $187,480             $185,863

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                      December 31,        September 30,
                                                                          1994                1995
                                                                               (In thousands)

Intangible assets, net                                                         $13,957             $12,583
Deferred financing costs, net                                                   16,079              14,163
Other                                                                            7,231               6,215

                                                                               $37,267             $32,961

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                      December 31,       September 30,
                                                                          1994               1995
                                                                               (In thousands)

Accounts payable                                                             $ 74,903             $ 56,502
Accrued liabilities:
  Employee benefits                                                            34,209               42,299
  Environmental costs                                                          10,433               10,433
  Interest                                                                      6,485               17,068
  Miscellaneous taxes                                                           7,336                3,006
  Other                                                                        34,961               46,022

                                                                               93,424              118,828

                                                                             $168,327             $175,330

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                      December 31,       September 30,
                                                                          1994               1995
                                                                               (In thousands)

Environmental costs                                                          $ 93,655             $103,312
Insurance claims and expenses                                                  14,716               14,555
Employee benefits                                                              12,322               13,557
Deferred technology fee income                                                 18,305               11,112
Other                                                                           2,520                2,107

                                                                             $141,518             $144,643


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                      December 31,        September 30,
                                                                          1994                1995
                                                                               (In thousands)

Notes payable - Kronos                                                       $   -                $ 21,707

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes                                              $250,000             $250,000
    13% Senior Secured Discount Notes                                         116,409              127,897

                                                                              366,409              377,897
  Kronos:
    DM bank credit facility (DM 397,609)                                      255,703              276,498
    Joint venture term loan                                                    88,715               77,143
    Other                                                                      10,507               14,441

                                                                              354,925              368,082
  Rheox:
    Bank term loan                                                             67,500               45,263
    Other                                                                         815                  590

                                                                               68,315               45,853

                                                                              789,649              791,832

  Less current maturities                                                      42,887               41,149

                                                                             $746,762             $750,683

NOTE 11 - INCOME TAXES:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                                              Nine months ended
                                                                                September 30,
                                                                              1994             1995
                                                                                  (In thousands)

Expected tax benefit (expense)                                                  $  4,779          $(25,918)
Non-U.S. tax rates                                                                 3,838             1,501
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return                                (982)           (1,007)
Valuation allowance                                                              (18,987)            3,183
U.S. state income taxes                                                             (410)             (584)
Other, net                                                                          (442)              610

      Income tax expense                                                        $(12,204)         $(22,215)

NOTE 12 - OTHER INCOME, NET:

                                               Three months ended              Nine months ended
                                                  September 30,                  September, 30,
                                                 1994           1995           1994             1995
                                                                        (In thousands)

Securities earnings:
  Interest and dividends                            $1,350          $1,482         $ 3,406         $ 4,712
  Securities transactions                              (96)              7          (1,309)          1,172

                                                     1,254           1,489           2,097           5,884
Litigation settlement gains                          1,200            -             21,240            -
Technology fee income                                2,519           2,685           7,781           7,990
Currency transaction gains,
 (losses), net                                         379           1,122             745            (795)
Other, net                                           3,013           1,764           4,716           2,996

                                                    $8,365          $7,060         $36,579         $16,075

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

     For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings," (ii) the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995, and (iii) the 1994 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. The Company's results improved significantly during the first nine months of 1995, as discussed below, and the Company expects to remain profitable in the fourth quarter and in 1996.

                                             Three months ended       %        Nine months ended       %
                                                September 30,       Change        September 30,      Change
                                             1994       1995                   1994       1995
                                                (In millions)                    (In millions)
Net sales:
  Kronos                                     $194.1     $222.8       +15%      $574.9     $689.5     +20%
  Rheox                                        31.1       32.5        +5%        89.3      100.2     +12%

                                             $225.2     $255.3       +13%      $664.2     $789.7     +19%

Operating income:
  Kronos                                     $ 18.8     $ 40.8      +118%      $ 51.7     $120.4    +133%
  Rheox                                         8.3        9.8       +17%        23.9       29.7     +24%

                                             $ 27.1     $ 50.6       +87%      $ 75.6     $150.1     +98%

Percent changes in TiO2:
  Sales volume                                                        -6%                             -1%
  Average selling prices (in billing
   currencies)                                                       +18%                            +16%

     Kronos' operating income in the first nine months of 1995 increased compared to the 1994 period due to higher average selling prices, partially offset by lower sales volumes and slightly higher production costs. Kronos' TiO2 operating income in the third quarter of 1995 increased from the third quarter of 1994 primarily due to higher average selling prices. Kronos' average TiO2 selling prices in the third quarter of 1995 were 18% higher than the third quarter of 1994 as a result of increased pricing in all major markets. Average selling prices in the third quarter of 1995 were 2% higher than the second quarter of 1995 with increases in all major markets except the U.S. market, where selling prices remained flat.

     Kronos' third quarter 1995 sales volumes were 6% below the third quarter of 1994 and year-to-date sales volumes for 1995 were slightly lower than sales volumes for the same period in 1994. Economies worldwide have continued growing in 1995, but at lower rates than 1994. Kronos believes this contributed to its 1% lower sales volumes in the first nine months of 1995 compared to the same period in 1994.

     Rheox's operating results for both the third quarter and first nine months of 1995 improved compared to the 1994 periods primarily as a result of higher sales volumes and average selling prices.

     A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales for the third quarter and first nine months of 1995 by $12 million and $46 million, respectively, compared to the 1994 periods.

     The following table sets forth certain information regarding general corporate income (expense).

                                            Three months ended                Nine months ended
                                               September 30,     Difference     September 30,     Difference
                                              1994       1995                   1994      1995


Securities earnings                          $  1.3     $  1.5       $ .2     $  2.1     $  5.9      $ 3.8
Corporate expenses, net                       (10.0)      (7.1)       2.9      (28.3)     (19.9)       8.4
Interest expense                              (20.9)     (20.3)        .6      (63.1)     (62.1)       1.0

                                             $(29.6)    $(25.9)      $3.7     $(89.3)    $(76.1)     $13.2

     Corporate expenses, net in the nine months ended September 30, 1995 were lower than the comparable 1994 period due to lower provisions for environmental remediation and other costs, partially offset by the effect of a $20 million gain related to a first-quarter 1994 settlement of a lawsuit. Corporate expenses, net in the third quarter of 1995 were lower than 1994 due to reduced provisions for environmental remediation. Interest expense in the first nine months of 1995 was slightly lower due to the lower level of debt partially offset by the impact of changes in currency exchange rates and higher variable U.S. interest rates.

     The Company's operations are conducted on a worldwide basis. In 1994, the Company's income tax expense was impacted by losses in certain countries for which no current benefit was available and for which the Company believed recognition of a deferred tax asset was not appropriate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 1994 and 1995 are presented below.

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                          1994          1995
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities                                                                  $186.8        $ 67.8
  Investing activities                                                                   (21.9)        (40.8)
  Financing activities                                                                   (85.2)         (8.4)

      Net cash provided by operating, investing and
       financing activities                                                             $ 79.7        $ 18.6

     The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. Excluding the effects of the receipt of the German tentative tax refunds in the first nine months of 1994, the Company's cash flows from operations improved during the first nine months of 1995 compared to the 1994 period, primarily due to the improvement in Kronos' operating results and proceeds from the sale of $26 million of U.S. Treasury securities. Net changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in the first nine months of 1995 and provided cash in the same period in 1994.

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed tax deficiencies. Additional substantial German proposed tax deficiency assessments are expected. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($70 million at September 30, 1995) lien on its Nordenham, Germany TiO2 plant and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     During the first nine months of 1995, non-U.S. subsidiaries borrowed $33 million under short-term lines of credit. Repayments of indebtedness in the first nine months of 1995 include payments of $22 million on the Rheox bank term loan, $12 million on the joint venture term loan and $11 million on short-term borrowings. Net repayments of indebtedness in the first nine months of 1994 include payments of DM 168 million of the DM credit facility ($103 million), $11 million on the Rheox bank term loan and $12 million on the joint venture term loan, and borrowings under the DM bank credit facility of DM 75 million ($45 million).

     At September 30, 1995, the Company had cash and cash equivalents aggregating $153 million (34% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $16 million. The Company's subsidiaries had $212 million available for borrowing under existing credit facilities, of which $87 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above.

     The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. The Company believes it has adequate accruals ($95 million at September 30, 1995) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $168 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance or restructure indebtedness, raise additional capital, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition of businesses and assets in the chemicals industry. In the event of any future acquisition, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.


                           PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the 1994 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 for descriptions of certain previously-reported legal proceedings.

           NL Industries, Inc. v. Commercial Union Insurance Cos., et al. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the previously-reported decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law.

           HANO Third-Party Complaints. The time in which plaintiffs may file an appeal of the District Court's June 1995 grant of summary judgment in favor of the defendants in several of the remaining cases has expired with no appeals having been filed. Two cases remain pending.

           The Company has received a copy of a complaint from plaintiffs' counsel in the HANO cases, but has not been served with the complaint. The complaint, Jefferson v. Lead Industry Association, et al. (No. 95-2835), filed in the U.S. District Court for the Eastern District of Louisiana, asserts claims against the LIA and the lead pigment defendants on behalf of a class of allegedly injured children in Louisiana. The complaint purports to allege claims for strict liability, negligence, failure to warn, breach of alleged warranties, fraud and misrepresentation, and conspiracy, and seeks actual and punitive damages. The complaint asserts several theories of liability, including joint and several and market share liability.

           New York City, et al. v. Lead Industries Association, et al. In August 1995, the trial court denied defendants' motion for summary judgment on the remaining fraud count. Defendants have noticed an appeal.

           Skipworth v. Sherwin-Williams Co., et al. In October 1995, the Supreme Court of Pennsylvania affirmed the previously-reported grant of defendants' motion for summary judgment. The time in which plaintiffs may seek review by the Pennsylvania Supreme Court has not yet expired.

           Granite City:  United States of America v. NL Industries, Inc.
et al. In September 1995, U.S. EPA released its decision selecting cleanup remedies for the Granite City site. The cost of the remedies selected by the U.S. EPA aggregates, in its estimation, $40.8 million to $67.8 million, although its decision states that the higher amount is not considered to be representative of expected costs. The Company believes that certain components of the U.S. EPA's estimated costs may be erroneous and presently intends to challenge portions of the U.S. EPA's selection of the remedy. There is no allocation among the PRPs for these costs.

           Batavia Landfill. In September 1995, the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one. The Company and other PRPs entered into an interim cost sharing arrangement for this phase of work.

           In re Asbestos III (subsequently redesignated as In re Asbestos IV). All claims in this matter have been dismissed or settled.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

               10.1 - Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document.)

               27.1 - Financial Data Schedule for the nine-month period ended September 30, 1995.

           (b) REPORTS ON FORM 8-K

               Reports on Form 8-K for the quarter ended September 30, 1995 and for the period up to the date of this report.

                 July 20, 1995 - reported Items 5 and 7.

                 October 19, 1995 - reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NL INDUSTRIES, INC.
                                               (Registrant)



Date:  October 26, 1995            By  /s/ Joseph S. Compofelice
                                       Joseph S. Compofelice
                                        Vice President and
                                        Chief Financial Officer



Date:  October 26, 1995            By  /s/ Dennis G. Newkirk
                                       Dennis G. Newkirk
                                        Vice President and Controller
                                        (Principal Accounting Officer)