Form 10-K405
period 1995-12-31
NL INDUSTRIES INC
filed 1996-03-05
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) - For the fiscal year ended December 31, 1995

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

As of February 29, 1996, 51,093,118 shares of common stock were outstanding. The aggregate market value of the 14,571,028 shares of voting stock held by nonaffiliates as of such date approximated $202 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information.

     The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Kronos-Industry", "Kronos-Products and operations", "Kronos-Manufacturing process and raw materials", "Kronos-Competition", "Rheox-Products and operations", "Rheox-Manufacturing process and raw materials", "Patents and Trademarks", "Foreign Operations", and "Regulatory and Environmental Matters", all contained in Item 1. Business, (ii) under the captions "Lead pigment litigation" and "Environmental matters and litigation", both contained in Item 3. Legal Proceedings, and (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its operations through its principal wholly-owned subsidiaries, Kronos, Inc. and Rheox, Inc. Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold 54% and 18%, respectively, of NL's outstanding common stock. Contran holds, directly or through subsidiaries, approximately 91% of Valhi's and 44% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board, President and Chief Executive Officer of each of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company".

     Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of the worldwide market. Approximately one-half of Kronos' 1995 sales volume was in Europe, where Kronos is the second largest producer of TiO2. In 1995, Kronos accounted for 87% of the Company's sales and 81% of its operating income. Rheox is the world's largest producer of rheological additives for solvent-based systems.

     The Company's objective is to maximize total shareholder returns by (i) focusing on continued cost control, (ii) deleveraging during the current upturn of the TiO2 industry and (iii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity.

KRONOS

  INDUSTRY

     Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

     Demand, supply and pricing of TiO2 have historically been cyclical. The last cyclical peak for TiO2 prices occurred in early 1990, with a cyclical low in the third quarter of 1993. The Company believes the TiO2 industry continues to have long-term potential. During the last TiO2 downturn, industry capacity utilization dropped from almost 100% to approximately 85%. Industry utilization increased to about 91% in 1995, and Kronos' selling prices in fourth quarter of 1995 were about 24% above the 1993 low point. Although TiO2 demand in Europe and the U.S. is expected to be relatively flat during the first half of 1996, the Company expects industry capacity utilization rates will increase over the next several years. The Company's expectations as to the future prospects of the TiO2 industry are based upon several factors beyond the Company's control, principally continued worldwide growth of gross domestic product and the absence of technological advancements in or modifications to TiO2 processes that would result in material and unanticipated increases in production efficiencies. To the extent that actual developments differ from the Company's expectations, the Company's and the TiO2 industry's future performance could be unfavorably affected.

     Kronos has an estimated 18% share of European TiO2 sales and an estimated 9% share of U.S. TiO2 sales. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest geographic markets for TiO2 consumption. If the economies in Eastern Europe, the Far East and China continue to develop, a significant market for TiO2 could emerge in those countries. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in the Eastern European market . Geographic segment information is contained in Note 3 to the Consolidated Financial Statements.

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

     Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include international paint, plastics and paper manufacturers.

     Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 5,000 customers with the majority of sales in Europe, the United States and Canada. Kronos' international operations are conducted through Kronos International, Inc., a German-based holding company formed in 1989 to manage and coordinate the Company's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, one-half of Kronos' 1995 TiO2 sales were to Europe, with 36% to North America and the balance to export markets.

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

  MANUFACTURING PROCESS AND RAW MATERIALS

     TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. The waste acid resulting from the sulfate process is either neutralized or reprocessed at Kronos or third party facilities. Although most end-use applications can use pigments produced by either process, chloride process pigments are generally preferred in certain coatings and plastics applications, and sulfate process pigments are generally preferred for paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments in the past few years, and chloride process production facilities currently represent approximately 55% of industry capacity.

     Kronos produced a record 393,000 metric tons of TiO2 in 1995, compared to 357,000 metric tons in 1994 and 352,000 metric tons in 1993. Kronos believes its annual attainable production capacity is approximately 390,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). Following the completion of the $25 million debottlenecking expansion of its Leverkusen, Germany chloride process plant in 1997, the Company expects its worldwide annual attainable production capacity to increase to approximately 400,000 metric tons.

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), approximately 50% of which is owned by Q.I.T. Fer et Titane Inc. ("QIT"), an indirect subsidiary of RTZ Corp., under a long-term supply contract that expires in 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia), under a long-term supply contract that expires in 2000. Raw materials under these contracts are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process pigments, Kronos operates a rock ilmenite mine near Hauge i Dalane, Norway, which provided all of Kronos' feedstock for its European sulfate process pigment plants in 1995. Kronos' mine is also a commercial source of rock ilmenite for other sulfate process producers in Europe. Kronos also purchases sulfate grade slag under contracts negotiated annually with QIT and Tinfos Titanium and Iron K/S.

     Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate through the remainder of the decade. Kronos does not anticipate experiencing any interruptions of its raw material supplies because of its long-term supply contracts, although political and economic instability in the countries from which the Company purchases its raw material supplies could adversely affect the availability.

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

  COMPETITION

     The TiO2 industry is highly competitive. During the late 1980s worldwide demand approximated available supply and the major producers, including Kronos, were operating at or near available capacity and customers generally were served on an allocation basis. During the early 1990s, supply exceeded demand, primarily due to new chloride process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, had a negative impact during the subsequent downturn. During 1994 and the first half of 1995, improved industry capacity utilization resulted in increases in worldwide TiO2 prices. Average TiO2 prices in the fourth quarter of 1995 were 14% higher than the fourth quarter of 1994, and were about 17% lower than the previous peak.

     Capacity additions that are the result of construction of grassroot plants in the worldwide TiO2 market require significant capital expenditures and substantial lead time (typically three to five years in the Company's experience) for, among other things, planning, obtaining environmental approvals and construction. No grassroot plants have been announced, but industry capacity in the next few years can be expected to increase as Kronos and its competitors complete debottlenecking projects at existing plants. Based on the factors described under the caption "Kronos-Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next few years.

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

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Imperial Chemical Industries PLC (Tioxide); Hanson PLC (SCM Chemicals); Kemira Oy; Kerr-McGee Corporation; Ishihara Sangyo Kaisha, Ltd.; Bayer AG; and Thann et Mulhouse. These eight competitors have estimated individual worldwide market shares ranging from 4% to 21%, and an estimated aggregate 76% share. DuPont has over one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

RHEOX

  PRODUCTS AND OPERATIONS

     Rheological additives control the flow and leveling characteristics for a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox believes it is the world's largest producer of rheological additives for solvent-based systems and is also a supplier of rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for about 80% of Rheox's sales in 1995, with the remainder being principally rheological additives for water-based systems. Rheox introduced a number of new products during the past few years, the majority of which are for water-based systems, which represent a larger portion of the market than solvent-based systems. The Company believes water-based additives will account for an increasing portion of its sales in the long term.

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

RESEARCH AND DEVELOPMENT

     The Company's expenditures for research and development and technical support programs have averaged approximately $10 million annually during the past three years with Kronos accounting for approximately three-quarters of the annual spending. Research and development activities related to TiO2 are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the United States and are directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

PATENTS AND TRADEMARKS

     Patents held for products and production processes are believed to be important to the Company and contribute to the continuing business activities of Kronos and Rheox. The Company continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. In connection with the formation of the manufacturing joint venture with Tioxide, Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Use by each recipient of the other's technology in Europe is restricted until October 1996. The Company does not expect that the technology sharing arrangement with Tioxide will materially impact the Company's competitive position within the TiO2 industry. See "Kronos - TiO2 manufacturing joint venture."

     The Company's major trademarks, including Kronos, Titanox and Rheox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

FOREIGN OPERATIONS

     The Company's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada, and approximately one-third of Rheox's sales in each of the past three years have been from European production. Approximately three-quarters of the Company's 1995 consolidated sales were to non-U.S. customers, including 12% to customers in areas other than Europe and Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Political and economic uncertainties in certain of the countries in which the Company operates may expose it to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. The Company's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and Environmental Matters."

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

EMPLOYEES

     As of December 31, 1995, the Company employed approximately 3,200 persons, excluding the joint venture employees, with approximately 400 employees in the United States and approximately 2,800 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

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

     The Company's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. The Company believes that all of its U.S. plants and the Louisiana plant owned and operated by the joint venture are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. From time to time, the Company's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. The Company believes that all its plants are in substantial compliance with applicable environmental laws.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany, Belgium and the United Kingdom, each members of the EU, follow the initiatives of the EU. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that Kronos is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities. The Company also believes that Rheox is in substantial compliance with the environmental regulations in Germany and the United Kingdom.

     In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos is currently installing off-gas desulfurization systems at its Norwegian and German plants at an estimated cost of $30 million and expects to complete the systems in 1996 and 1997, respectively. The manufacturing joint venture has installed a $16 million off-gas desulfurization system at the Louisiana plant which commenced operation in 1995. In addition, Kronos expects to complete an $11 million water treatment chemical purification project at its Leverkusen, Germany facility in 1996.

     The Quebec provincial government has environmental regulatory authority over Kronos' Canadian chloride and sulfate process TiO2 production facilities in Varennes, Quebec. The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its Canadian sulfate process TiO2 plant into the St. Lawrence River until June 1994. Kronos completed a waste acid neutralization facility and discontinued discharging waste acid effluents into the St. Lawrence River in June 1994. Notwithstanding the foregoing, in March 1993 Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate process TiO2 production facility. The penalty for these violations, if proven, could be up to Canadian $15 million. Additional charges, if brought, could involve additional penalties. The Company believes that this charge is inconsistent with the extension granted by provincial authorities, referred to above, and is vigorously contesting the charge.

     The Company's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $23 million in 1996 and $5 million in 1997.

     The Company has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to CERCLA and similar state laws in approximately 80 governmental enforcement and private actions associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, many of which are on the U.S. Environmental Protection Agency's ("U.S. EPA") Superfund National Priorities List or similar state lists. See Item 3 - "Legal Proceedings".

ITEM 2.  PROPERTIES

     Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. Certain of the Company's properties collateralize long-term debt agreements. See Note 10 to the Consolidated Financial Statements.

     Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with almost one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

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

ITEM 3.  LEGAL PROCEEDINGS

  LEAD PIGMENT LITIGATION

     The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. The Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. The Company is vigorously defending such litigation. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills proposed in Massachusetts and Ohio which would permit civil liability for damages on the basis of market share and, in the case of Massachusetts, extend certain statutes of limitations. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that the Company will not incur future liability in respect of this litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against the Company, other alleged manufacturers of lead pigment (together with the Company, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions in the Civil District Court for the Parish of Orleans, State of Louisiana were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994, the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995 the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remained pending.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. The Company has answered the remaining portions of the complaint denying all allegations of wrongdoing, and the case is in discovery. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution, conspiracy and concert of action claims. In August 1993, the defendants' motion for leave to appeal was denied. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs have appealed. Defendants' motion for summary judgment on the remaining fraud claim was denied in August 1995; defendants have noticed an appeal. In December 1995, defendants moved for summary judgment on the basis that the fraud claim was time-barred; the motion is pending.

     In March 1992, the Company was served with a complaint in Skipworth v. Sherwin-Williams Co., et al. (No. 92-3069), Court of Common Pleas, Philadelphia County. Plaintiffs are a minor and her legal guardians seeking damages from lead paint and pigment producers, the LIA, the Philadelphia Housing Authority and the owners of the plaintiffs' premises for bodily injuries allegedly suffered by the minor from lead-based paint. Plaintiffs' counsel has asserted that approximately 200 similar complaints would be served shortly, but no such complaints have yet been served. In April 1994, the court granted defendants' motion for summary judgment and the dismissal was affirmed by the Superior Court in October 1995. Plaintiffs sought review in the Pennsylvania Supreme Court in November 1995 and the request for review is pending.

     In August 1992, the Company was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, the Company and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In December 1994, the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court.

     In November 1993, the Company was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, the Company answered the complaint, denying liability. Discovery is proceeding.

     In January 1995, the Company was served with complaints in Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al., (Nos. 94-363042 and 363043), Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment. The complaints, as amended in April 1995, seek more than $100 million in compensatory and punitive damages for alleged strict liability, negligence, conspiracy, fraud and unfair and deceptive trade practices claims. In July 1995, the trial court granted, in part, the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. A trial date has been set in these consolidated cases for October 1996, and discovery is proceeding. In February 1996, the Company filed a motion for summary judgement, which is pending.

     In November 1995, the Company was served with the complaint in Jefferson v. Lead Industry Association, et. al. (No. 95-2835), filed in the U.S. District Court for the Eastern District of Louisiana. The complaint asserts claims against the LIA and the lead pigment defendants on behalf of a putative class of allegedly injured children in Louisiana. The complaint purports to allege claims for strict liability, negligence, failure to warn, breach of alleged warranties, fraud and misrepresentation, and conspiracy, and seeks actual and punitive damages. The complaint asserts several theories of liability, including joint and several and market share liability. The Company moved to dismiss the complaint in February 1996.

     In January 1996, the Company was served with a complaint on behalf of individual intervenors in German, et. al. v. Federal Home Loan Mortgage Corp., et. al., (U.S. Dist. Court, Southern District of New York, Civil Action No. 93 Civ. 6941 (RWS)). This class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against the Company and other former manufacturers of lead pigment for medical monitoring, property abatement, and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City.

     The Company believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

     The Company has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in the Company's favor. In July 1991, the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the Company's reasonable defense costs for such cases. In June 1992, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in the Company's favor. In August 1993, the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred Company costs in defending those cases. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law. Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained unique pollution exclusion language, and certain summary judgment motions regarding policy periods, the court has not made any final rulings on defense costs or indemnity coverage with respect to the Company's pending environmental litigation. The Court has not made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. The Company has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

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

     The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1995, the Company had accrued $100 million with respect to those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to the Company. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $169 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

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

     At Pedricktown, the U.S. EPA divided the site into two operable units. Operable unit one covers contaminated ground water, surface water, soils and stream sediments. The Company submitted the final RIFS for operable unit one to the U.S. EPA in May 1993. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. The U.S. EPA recently issued a notice requesting that the PRPs enter into an agreement to perform the remedial design phase of operable unit one. In addition, the U.S. EPA incurred past costs in the estimated amount of $4 million to $5 million. The U.S. EPA issued an order with respect to operable unit two in March 1992 to the Company and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. The Company has complied with the order, and the work with respect to operable unit two is completed. The Company has paid approximately 50% of operable unit two costs, or $2.5 million.

     At Granite City, the RIFS is complete, and in 1990 the U.S. EPA selected a remedy estimated to cost approximately $28 million. In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City smelter. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. The Company and the other parties did not comply with the order believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and not in accordance with law. The complaint also seeks recovery of past costs of $.3 million and a declaration that the defendants are liable for future costs. Although the action was filed against the Company and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In August 1994, when the U.S. EPA reinitiated the residential yard soils remediation in Granite City after an agreed-upon stay of the cleanup pending completion of a health study and reopening of the administrative record, the PRPs and the City of Granite City sought an injunction against the U.S. EPA to prevent further cleanup until after the record was reopened for submittal of additional comments on the selected remedy. In September 1995, the U.S. EPA released its decision selecting cleanup remedies for the Granite City site. The cost of the remedies selected by the U.S. EPA aggregates, in its estimation, $40.8 million to $67.8 million, although its decision states that the higher amount is not considered to be representative of expected costs. The Company believes that certain components of the U.S. EPA's estimated costs may be erroneous and presently intends to challenge portions of the U.S. EPA's selection of the remedy. There is no allocation among the PRPs for these costs.

     Having completed the RIFS at Portland, the Company conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including the Company, directing them to perform the remedy, which was initially estimated to cost approximately
$17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders to the Company and six other PRPs directing the performance of the remedy. The Company and the other PRPs commenced performance of the remedy. Based upon site operations to date, the remedy is not proceeding in accordance with engineering expectations or cost projections; therefore, the Company and the other PRPs have met with the U.S. EPA to discuss alternative remedies for the site. The U.S. EPA authorized the Company and the other PRPs to cease performing most aspects of the selected remedy. In September 1994, the Company and the other PRPs submitted a focused feasibility study to the U.S. EPA, which proposes alternative remedies for the site. In January 1996, the Company and the other PRP's submitted to U.S. EPA the Amended Remedy Document ("ARD"), recommending selection of a new remedy for the site. The U.S. EPA has indicated that it intends to notice the ARD for public comment in 1996 and will thereafter select a new remedy for the site. Pursuant to an interim allocation, the Company's share of remedial costs is approximately 50%. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against the Company for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. The court granted Gould's motion to amend the complaint to add additional defendants (adjoining current and former landowners) and third party defendants (generators). The amended complaint deletes the fraud and punitive damages claims asserted against NL; thus, the pending action is essentially one for reallocation of past and future cleanup costs. Discovery is proceeding. A trial date has been tentatively set for September 1996.

     The Company and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where the Company and others formerly mined lead and zinc. A former subsidiary of the Company mined at the Baxter Springs subsite, where it is the largest viable PRP. The final RIFS was submitted to the U.S. EPA in May 1993. In August 1994, the U.S. EPA issued its proposed plan for the cleanup of
the Baxter Springs and Treece sites in Cherokee County.   The proposed remedy is
estimated by U.S. EPA to cost $6 million.

     In January 1989, the State of Illinois brought an action against the Company and several other subsequent owners and operators of the former lead oxide plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992, the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993, the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. In February 1996, the appeals court affirmed the dismissal. The time in which review by the state Supreme Court may be sought has not expired.

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

     Residents in the vicinity of the Company's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from the Company and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. The Company answered the complaint, denying liability. In December 1994, the jury returned a verdict in favor of the Company. Plaintiffs have appealed.
Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against the Company with prejudice, and stayed the case pending the outcome of the state court litigation.

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

     At a municipal and industrial waste disposal site in Batavia, New York, the Company and six others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, the Company conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. The Company's RIFS costs are approximately $2 million. In June 1995, the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995, the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one. The Company and other PRPs entered into an interim cost sharing arrangement for this phase of work. With respect to the second operable unit, the extension of the municipal water supply, the U.S. EPA estimated the costs at $1.2 million plus annual operation and maintenance costs. The Company and the other PRPs are performing the work comprising operable unit two. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

     See Item 1 - "Business - Regulatory and Environmental Matters".

  OTHER LITIGATION

     Rhodes, et al. v. ACF Industries, Inc., et al. (Circuit Court of Putnam County, West Virginia, No. 95-C-261). Twelve plaintiffs brought this action against the Company and various other defendants in July 1995. Plaintiffs allege that they were employed by demolition and disposal contractors, and claim that as a result of the defendants' negligence they were exposed to asbestos during demolition and disposal of materials from defendants' premises in West Virginia. Plaintiffs allege personal injuries and seek compensatory damages totaling $18.5 million and punitive damages totaling $55.5 million. The Company has filed an answer denying plaintiffs' allegations. Discovery is proceeding.

     The Company has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. Various of these actions remain pending. One such case, In re: Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia, Nos. 93-C-362, et al.), involving approximately 1,800 plaintiffs, is scheduled to begin trial in August 1996. The Company is aware that claims on behalf of approximately 400 additional plaintiffs have been filed, but the Company has not yet been served with those claims. The Company intends to defend these matters vigorously.

     The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NL's common stock is listed and traded on the New York and Pacific Stock Exchanges under the symbol "NL". As of February 29, 1996, there were approximately 9,500 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On February 29, 1996, the closing price of NL common stock according to the NYSE Composite Tape was $13 7/8.

                                                                                         High          Low
Year ended December 31, 1994:
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

Year ended December 31, 1995:
  First quarter                                                                           $13-1/2     $11-3/4
  Second quarter                                                                           16-5/8      11-7/8
  Third quarter                                                                            17-1/2      13-1/2
  Fourth quarter                                                                           16-5/8      10-7/8

     The Company's Senior Notes generally limit the ability of the Company to pay dividends to 50% of consolidated net income, as defined, subsequent to October 1993. The Company did not pay a dividend in 1993, 1994 or 1995. At December 31, 1995, $6 million was available for dividends. On February 15, 1996, the Company announced the resumption of a regular quarterly dividend by declaring a $.10 per share cash dividend to be paid to shareholders of record on March 1, 1996. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.


ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        Years ended December 31,
                                            1991             1992          1993             1994            1995
                                                             (In millions, except per share amounts)
INCOME STATEMENT DATA:

Net sales                                      $  840.3       $  893.5         $  805.3        $  888.0      $1,023.9
Operating income                                  139.0          110.7             62.4           111.4         199.7
Income (loss) from continuing
 operations                                       (24.0)         (44.6)           (83.2)          (24.0)         85.6
Net income (loss)                                 (16.5)         (76.4)          (109.8)          (24.0)         85.6

Per common share:
  Income (loss) from
   continuing operations                       $   (.40)      $   (.88)        $  (1.63)       $   (.47)     $   1.66
  Net income (loss)                                (.27)         (1.50)           (2.16)           (.47)         1.66

  Cash dividends                               $    .60       $    .35         $    -          $     -       $     -

BALANCE SHEET DATA
 (AT YEAR-END):

Cash, cash equivalents and
 current marketable
 securities                                    $  353.3       $  187.9         $  147.6        $  156.3      $  141.3
Current assets                                    795.5          635.8            467.5           486.4         551.1
Total assets                                    1,831.0        1,472.1          1,206.5         1,162.4       1,271.7
Current liabilities                               360.2          248.8            232.5           244.9         302.4
Long-term debt including
 current maturities                             1,288.9        1,035.3            870.9           789.6         783.7
Shareholders' deficit                             (58.3)        (146.3)          (264.8)         (293.1)       (209.4)

OTHER DATA:

Net debt (1)                                   $  936.0       $  847.7         $  723.2        $  633.4      $  681.6
EBITDA (2)                                        126.6          115.1             67.2           101.3         212.1
Interest expense, net (3)                          59.9          104.3             95.1            78.9          75.4
Cash interest expense,
 net (4)                                           53.9           98.0             86.8            60.8          59.7
Capital expenditures                              195.1           85.2             48.0            36.9          64.2


TiO2 sales volumes
 (in thousands metric tons)                         303            336              346             376           366
Average TiO2 selling price
 index (1983=100)                                   147            139              127             131           150

(1) Net debt represents notes payable and long-term debt less cash, cash equivalents and current marketable securities.

(2) EBITDA, as presented, represents operating income less corporate expense, net, plus depreciation, depletion and amortization. EBITDA is presented as a supplement to the Company's operating income and cash flow from operations because the Company believes that certain parties find EBITDA a useful tool for measuring the Company's performance and ability to service debt. EBITDA is not a substitute for either operating income or cash flow from operations.

(3) Interest expense, net represents interest expense less general corporate interest and dividend income.

(4) Cash interest expense, net represents interest expense, net less non-cash interest expense (deferred interest expense on the Senior Secured Discount Notes and amortization of deferred financing costs).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  GENERAL

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. As discussed below, TiO2 selling prices increased during 1994 and the first nine months of 1995 after four consecutive years of a declining price trend. Kronos' operating income and margins improved significantly during 1994 and 1995.

  NET SALES AND OPERATING INCOME

                                             Years ended December 31,                    % Change
                                            1993         1994           1995         1994-93      1995-94
                                                         (In millions)
Net sales:
  Kronos                                       $697.0       $770.1        $  894.1         +10%        +16%
  Rheox                                         108.3        117.9           129.8          +9%        +10%

                                               $805.3       $888.0        $1,023.9         +10%        +15%

Operating income:
  Kronos                                       $ 36.1       $ 80.6        $  161.2        +123%       +100%
  Rheox                                          26.3         30.8            38.5         +17%        +25%

                                               $ 62.4       $111.4        $  199.7         +78%        +79%

Percent change in TiO2:
  Sales volume                                                                              +9%         -3%
  Average selling prices
   (in billing currencies)                                                                  +3%        +15%

     The improvement in Kronos' 1995 results was primarily due to higher average TiO2 selling prices and higher TiO2 production volumes, partially offset by lower TiO2 sales volumes. In billing currency terms, Kronos' 1995 average TiO2 selling prices were approximately 15% higher than in 1994 and were 3% higher in 1994 compared to 1993. However, the majority of the 1995 increase in average selling prices occurred during the first half of the year and average TiO2 selling prices in the fourth quarter of 1995 were 1% lower than the third quarter of 1995.

     Sales volume of 366,000 metric tons of TiO2 in 1995 decreased 3% compared to the record level of 1994, with declines in both Europe and North America, due to softening demand in the second half of 1995 and customers building inventories during 1994 and early 1995. Kronos increased its production to 94% of its capacity in 1994 and to full capacity in 1995. Kronos has curtailed production rates in early 1996 in response to soft demand and its high inventory levels. Kronos anticipates TiO2 demand will remain soft during the first half of 1996, although industry capacity utilization rates are expected to increase over the next several years. Kronos' TiO2 sales volumes increased 9% in 1994 over 1993, with increases in all major regions. Approximately one-half of Kronos' 1995 TiO2 sales, by volume, were attributable to markets in Europe with approximately 36% attributable to North America and the balance to other regions.

     Demand, supply and pricing of TiO2 have historically been cyclical and the last cyclical peak for TiO2 prices occurred in early 1990. Kronos believes that its operating margins for 1996 could be lower than in 1995 due principally to the net effect of higher sales volumes, offset by increased raw material costs, lower production volumes and lower technology fee income.

     Rheox's operating income improved in 1995 compared to 1994 due to higher sales volumes and selling prices. Operating income increased during 1994 over 1993 due to higher sales volumes and lower operating costs.

     The Company has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar value of the Company's foreign sales and operating costs are subject to currency exchange rate fluctuations which may slightly impact reported earnings and may effect the comparability of period to period operating results. A significant amount of the Company's sales are denominated in currencies other than the U.S. dollar (64% in 1995), principally major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies increased 1995 sales by $54 million compared to 1994 and decreased 1994 sales by $2 million compared to 1993.

  GENERAL CORPORATE

     The following table sets forth certain information regarding general corporate income (expense).

                                         Years ended December 31,                       Change
                                          1993         1994         1995         1994-93          1995-94
                                                                     (In millions)

Securities earnings                         $   8.5      $   3.9      $   7.4          $(4.6)         $ 3.5
Corporate expenses, net                       (41.5)       (44.7)       (26.6)          (3.2)          18.1
Interest expense                              (99.1)       (83.9)       (81.6)          15.2            2.3

                                            $(132.1)     $(124.7)     $(100.8)         $ 7.4          $23.9

     Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Corporate expenses, net were significantly lower in 1995 compared to 1994 due to lower provisions for environmental remediation and litigation costs. Corporate expenses in 1994 were slightly higher than 1993 as a $20 million gain related to the settlement of a lawsuit was offset by increases in provisions for environmental remediation and litigation costs.

  INTEREST EXPENSE

     Interest expense in 1994 and 1995 declined compared to the respective prior-year periods due to lower levels of debt, principally Kronos' Deutsche mark-denominated debt, and lower interest rates on such DM-denominated debt.

  PROVISION FOR INCOME TAXES

     The principal reasons for the difference between the U.S. federal statutory income tax rates and the Company's effective income tax rates are explained in
Note 13 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In 1995, due to the Company's return to profitability, the Company recognized approximately $10 million of U.S. deferred tax assets which the Company believes satisfy the "more-likely-than-not" recognition criteria. During the fourth quarter of 1995, the Company recorded deferred tax benefits of $6.6 million due to the reduction in dividend withholding tax rates pursuant to ratification of the new U.S./Canada income tax treaty. In 1993 and 1994, the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to the Company's effective tax rate varying from a normally-expected rate. The Company's deferred income tax status at December 31, 1995 is discussed in "Liquidity and Capital Resources".

  Extraordinary item

     See Note 16 to the Consolidated Financial Statements.

  CHANGE IN ACCOUNTING PRINCIPLE

     See Notes 2 and 19 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below.

                                                                     Years ended December 31,
                                                                    1993            1994          1995
                                                                                 (In millions)
Net cash provided (used) by:
  Operating activities                                                $  (7.3)       $ 181.7         $ 71.5
  Investing activities                                                  181.9          (32.8)         (62.2)
  Financing activities                                                 (155.3)        (132.1)          (3.3)

Net cash provided by operating, investing
 and financing activities                                             $  19.3        $  16.8         $  6.0

         The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. During the last TiO2 downturn, the Company's operations used significant amounts of cash. Since the 1993 trough, the Company's cash provided by operating activities substantially improved as the Company's operating income improved. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) also contributed to the cash provided by operations in 1993 and 1994; however, such changes used cash in 1995 primarily due to increased inventory levels. Receipt of the German tentative tax refund, discussed below, significantly increased the Company's cash flow from operating activities during 1994. A $30 million technology exchange fee received from Tioxide in October 1993, which is being recognized as a component of operating income over three years, also favorably impacted cash flow from operating activities in 1993.

     Cash provided (used) by investing activities includes capital expenditures in each period, and in 1993 included $161 million net cash generated from the formation of the manufacturing joint venture with Tioxide. Cash provided by investing activities also included net sales of marketable securities of $68 million in 1993 primarily used to fund debt repayments. In 1994 and 1995, net proceeds of $15 million and $26 million, respectively, from the sale of trading securities are components of the cash provided from operations as a result of the adoption of SFAS No. 115.

     The Company's capital expenditures during the past three years include an aggregate of $73 million ($26 million in 1995) for the Company's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and off-gas desulfurization systems. The Company's estimated 1996 and 1997 capital expenditures are $63 million and $56 million, respectively, and include $23 million and $5 million, respectively, in the area of environmental protection and compliance primarily related to the off-gas desulfurization systems and water treatment chemical purification project. The Company spent $9 million in 1995, and plans to spend an additional $11 million in 1996 and $5 million in 1997, in capital expenditures related to a debottlenecking project at its Leverkusen, Germany chloride process TiO2 facility that is expected to increase the Company's worldwide annual attainable production to approximately 400,000 metric tons in 1997. The capital expenditures of the manufacturing joint venture are not included in the Company's capital expenditures.

     Net repayments of indebtedness in 1995 included $30 million in payments on the Rheox bank term loan, including $10 million of prepayments, and $15 million in scheduled repayments on the joint venture term loan. In addition, the Company borrowed $51 million under DM-denominated short-term credit facilities of which $11 million was repaid. In 1994 the Company borrowed DM 75 million ($45 million when borrowed) under the DM credit facility. Repayments of indebtedness in 1994 included DM 225 million ($140 million when paid) paid on the DM credit facility, $15 million paid on the Rheox bank term loan and $15 million paid on the joint venture term loan. Net repayments of indebtedness in 1993 included payments on the DM credit facility of DM 552 million ($342 million when paid), a $110 million net reduction in indebtedness related to the Louisiana plant and $350 million proceeds from the Company's public offering of debt.

     At December 31, 1995, the Company had cash and cash equivalents aggregating $141 million (25% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $10 million. In addition, the Company's subsidiaries had $5 million and $191 million available for borrowing at December 31, 1995 under existing U.S. and non-U.S. credit facilities, respectively, of which $87 million of the non-U.S. amount is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described below. In January 1996, the Company borrowed DM 30 million under the revolving credit portion of the DM credit facility.

     Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from Company's expectations, the Company's liquidity could be adversely affected. On February 15, 1996, the Company announced the resumption of a regular quarterly dividend by declaring a $.10 per share cash dividend to be paid to shareholders of record on March 1, 1996.

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million when received), including interest, on a tentative basis while examination of the Company's German income tax returns continued. The Company recently reached agreement in principle with the German tax authorities regarding such examinations which will resolve certain significant tax contingencies for years through 1990. The Company expects to finalize assessments and pay tax deficiencies of approximately DM 50 million ($35 million at December 31, 1995), including interest, in settlement of these issues during the first half of 1996. The Company considers the agreement in principle to be a favorable resolution of the contingencies and the anticipated payment is within previously-accrued amounts for such matters.

     Certain other German tax contingencies remain outstanding and will continue to be litigated. No assurances can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court rulings. Although the Company believes that it will ultimately prevail in the litigation, the Company has granted a DM 100 million ($70 million at December 31, 1995) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     At December 31, 1995, the Company had net deferred tax liabilities of $157 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $196 million at December 31, 1995, principally related to the U.S. and Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

     In addition to the chemicals businesses conducted through Kronos and Rheox, the Company also has certain interests and associated liabilities relating to certain discontinued or divested businesses and other holdings of marketable equity securities including securities issued by Valhi and other Contran subsidiaries.

     The Company has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has provided adequate accruals for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. The Company has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that the Company will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment litigation is without merit. Liability, that may result, if any, cannot reasonably be estimated. The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3 - "Legal Proceedings" and Note 18 to the Consolidated Financial Statements.

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

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition of businesses and assets in the chemicals industry. In the event of any future acquisition, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 10 to the Consolidated Financial Statements.

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

 (b)             Reports on Form 8-K


                 Reports on Form 8-K for the quarter ended December 31, 1995 and thereafter through the date of this report.

                 October 19, 1995   -  reported items 5 and 7.
                 January 25, 1996   -  reported items 5 and 7.
                 February 15, 1996  -  reported items 5 and 7.

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

 10.3 Credit Agreement dated as of March 20, 1991 between Rheox, Inc. and Subsidiary Guarantors and The Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd., as Co-agents - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

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

 10.6 Fourth and Fifth Amendments to the Credit Agreement, dated September 23, 1994 and December 15, 1994, respectively, between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-Agents - incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.7 Sixth and Seventh Amendments to the Credit Agreement, dated September 23, 1995 and February 2 1996, respectively, between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-Agents.

 10.8 Credit Agreement dated as of October 18, 1993 among Louisiana Pigment Company, L.P., as Borrower, the Banks listed therein and Citibank, N.A., as Agent - incorporated by reference to Exhibit
            10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.9 Security Agreement dated October 18, 1993 from Louisiana Pigment Company, L.P., as Borrower, to Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.10 Security Agreement dated October 18, 1993 from Kronos Louisiana, Inc. as Grantor, to Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.11 KLA Consent and Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.12 Guaranty dated October 18, 1993, from Kronos, Inc., as guarantor, in favor of Lenders named therein, as Lenders, and Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.13 Mortgage by Louisiana Pigment Company, L.P. dated October 18, 1993 in favor of Citibank, N.A. - incorporated by reference to Exhibit
            10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.14 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

 10.15 Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 10.16 Agreement dated February 8, 1984, between Bayer AG and Kronos Titan GmbH (German language version and English translation thereof) - incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

 10.17 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.

 10.18 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.19 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.20 Amendment No. 1 to Joint Venture Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Kronos Louisiana, Inc.

 10.21 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.22 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.

 10.23 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.24 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P.

 10.25 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.26 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.27 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.28 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.29 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.30* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985 - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held on April 24, 1985.

 10.31 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.32* 1989 Long Term Performance Incentive Plan of NL Industries, Inc. as adopted by the Board of Directors on February 14, 1989 - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held on May 2, 1989.

 10.33 Savings Plan for Employees of NL Industries, Inc. as adopted by the Board of Directors on February 14, 1989 - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held May 2, 1989.

 10.34* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 - incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held April 30, 1992.

 10.35 Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1995 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

 10.36 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1995 -incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

 10.37 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1995.

 10.38 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.39* Description of terms of an executive severance agreement between the Registrant and Joseph S. Compofelice - incorporated by reference to the last paragraph of page 16 entitled "Employment Agreements" of the Registrant's definitive proxy statement dated March 30, 1994.

 10.40* Description of terms of an executive severance agreement between the Registrant and Lawrence A. Wigdor - incorporated by reference to the last paragraph on page 16 entitled "Employment Agreements" of the Registrant's definitive proxy statement dated March 29, 1995.

 10.41* Executive Severance Agreement effective as of December 31, 1991 by and between the Registrant and J. Landis Martin - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.42* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 - incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.43* Agreement to Defer Bonus Payment dated December 28, 1995 between the Registrant and Lawrence A. Wigdor and related trust agreement.

 21.1       Subsidiaries of the Registrant.

 23.1       Consent of Independent Accountants.

 27.1       Financial Data Schedules for the year ended December 31, 1995.

 99.1 Annual Report of Savings Plan for Employees of NL Industries, Inc. (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 1995.

* Management contract, compensatory plan or arrangement.
                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NL Industries, Inc.
                                         (Registrant)



                                      By /s/ J. Landis Martin
                                         J. Landis Martin, March 1, 1996
                                         President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




          /s/ J. Landis Martin               /s/ Harold C. Simmons

          J. Landis Martin,                  Harold C. Simmons,
          March 1, 1996                      March 1, 1996
          Director, President and            Chairman of the Board
          Chief Executive Officer



          /s/ Glenn R. Simmons               /s/ Joseph S. Compofelice

          Glenn R. Simmons,                  Joseph S. Compofelice,
          March 1, 1996                      March 1, 1996
          Director                           Director, Vice President and
                                             Chief Financial Officer



          /s/ Kenneth R. Peak                /s/ Dr. Lawrence A. Wigdor

          Kenneth R. Peak,                   Dr. Lawrence A. Wigdor,
          March 1, 1996                      March 1, 1996
          Director                           Director, President and Chief
                                             Executive Officer of Kronos
                                             and Rheox



          /s/ Elmo R. Zumwalt, Jr.           /s/ Dennis G. Newkirk

          Elmo R. Zumwalt, Jr.,              Dennis G. Newkirk,
          March 1, 1996                      March 1, 1996
          Director                           Vice President and Controller
                                             (Principal Accounting Officer)