Form 10-K405/A
period 1995-12-31
NL INDUSTRIES INC
filed 1996-03-05
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1


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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth below and in the pages attached hereto:

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1).

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K.

         The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              NL INDUSTRIES, INC.
                                                  (Registrant)



Dated:  March 5, 1996              By:  /s/ Dennis G. Newkirk
                                        Dennis G. Newkirk
                                         Vice President
                                         and Controller



                               NL INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules



Financial Statements                                                Pages

  Report of Independent Accountants                              F-2

  Consolidated Balance Sheets - December 31, 1994 and 1995       F-3 / F-4

  Consolidated Statements of Operations - Years ended
   December 31, 1993, 1994 and 1995                              F-5 / F-6

  Consolidated Statements of Shareholders' Deficit - Years
   ended December 31, 1993, 1994 and 1995                        F-7

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1993, 1994 and 1995                              F-8 / F-10

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

  Schedule I - Condensed financial information of Registrant     S-2 / S-7

  Schedule II - Valuation and qualifying accounts                S-8






                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of NL Industries, Inc. as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. as of December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Notes 2 and 19 to the consolidated financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115.





                              COOPERS & LYBRAND L.L.P.

Houston, Texas
February 8, 1996

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1994 and 1995

                      (In thousands, except per share data)


              ASSETS
                                                                                1994               1995

Current assets:
  Cash and cash equivalents                                                     $  131,124        $  141,333
  Marketable securities                                                             25,165              -
  Accounts and notes receivable, less allowance
   of $3,749 and $4,039                                                            137,753           147,428
  Refundable income taxes                                                            1,162             4,941
  Inventories                                                                      185,173           251,630
  Prepaid expenses                                                                   3,878             3,217
  Deferred income taxes                                                              2,177             2,522

      Total current assets                                                         486,432           551,071


Other assets:
  Marketable securities                                                             21,329            20,944
  Investment in joint ventures                                                     187,480           185,893
  Prepaid pension cost                                                              19,329            22,576
  Deferred income taxes                                                              2,746               788
  Other                                                                             37,267            31,165

      Total other assets                                                           268,151           261,366


Property and equipment:
  Land                                                                              20,665            22,902
  Buildings                                                                        147,370           166,349
  Machinery and equipment                                                          582,138           648,458
  Mining properties                                                                 87,035            97,190
  Construction in progress                                                           9,579            11,187
                                                                                   846,787           946,086

  Less accumulated depreciation and depletion                                      438,960           486,870

      Net property and equipment                                                   407,827           459,216


                                                                                $1,162,410        $1,271,653

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1994 and 1995

                      (In thousands, except per share data)


   LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                                1994               1995

Current liabilities:
  Notes payable                                                                 $     -           $   39,247
  Current maturities of long-term debt                                              42,887            43,369
  Accounts payable and accrued liabilities                                         168,327           165,985
  Payable to affiliates                                                             11,348            10,181
  Income taxes                                                                      20,762            40,088
  Deferred income taxes                                                              1,590             3,555

      Total current liabilities                                                    244,914           302,425

Noncurrent liabilities:
  Long-term debt                                                                   746,762           740,334
  Deferred income taxes                                                            178,332           157,192
  Accrued pension cost                                                              76,242            69,311
  Accrued postretirement benefits cost                                              65,299            60,235
  Other                                                                            141,518           148,511

      Total noncurrent liabilities                                               1,208,153         1,175,583

Minority interest                                                                    2,425             3,066

Shareholders' deficit:
  Preferred stock - 5,000 shares authorized,
   no shares issued or outstanding                                                    -                 -
  Common stock - $.125 par value; 150,000 shares
   authorized; 66,839 shares issued                                                  8,355             8,355
  Additional paid-in capital                                                       759,281           759,281
  Adjustments:
    Currency translation                                                          (125,494)         (126,934)
    Pension liabilities                                                             (1,635)           (1,908)
    Marketable securities                                                              (12)             (525)
  Accumulated deficit                                                             (567,041)         (481,432)
  Treasury stock, at cost (15,787 and 15,748
   shares)                                                                        (366,536)         (366,258)

      Total shareholders' deficit                                                 (293,082)         (209,421)

                                                                                $1,162,410        $1,271,653
Commitments and contingencies (Notes 13 and 18)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1993, 1994 and 1995

                      (In thousands, except per share data)

                                                               1993              1994              1995

Revenues and other income:
  Net sales                                                    $ 805,323          $887,954        $1,023,939
  Other, net                                                      22,084            44,828            22,241

                                                                 827,407           932,782         1,046,180

Costs and expenses:
  Cost of sales                                                  612,367           649,745           676,184
  Selling, general and administrative                            185,689           212,516           189,477
  Interest                                                        99,119            83,926            81,617

                                                                 897,175           946,187           947,278
    Income (loss) before income taxes,
     minority interest, extraordinary
     item and cumulative effect of
     change in accounting principle                              (69,768)          (13,405)           98,902

Income tax expense                                                12,713             9,734            12,671

    Income (loss) before minority
     interest, extraordinary item and
     cumulative effect of change in
     accounting principle                                        (82,481)          (23,139)           86,231

Minority interest                                                    730               843               622

    Income (loss) before extraordinary
     item and cumulative effect of
     change in accounting principle                              (83,211)          (23,982)           85,609

Extraordinary item                                               (27,815)             -                 -
Cumulative effect of change in
 accounting principle                                              1,217              -                 -

     Net income (loss)                                         $(109,809)         $(23,982)       $   85,609

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                  Years ended December 31, 1993, 1994 and 1995

                      (In thousands, except per share data)


                                                                             1993        1994         1995

Income (loss) per share of common stock:
  Before extraordinary item and cumulative
   effect of change in accounting principle                                  $(1.63)      $ (.47)     $ 1.66
  Extraordinary item                                                           (.55)         -           -
  Cumulative effect of change in accounting
   principle                                                                    .02          -           -

    Net income (loss)                                                        $(2.16)      $ (.47)     $ 1.66

Weighted average common shares outstanding                                   50,890       51,022      51,512

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                               Years ended December 31, 1993, 1994 and 1995

                                              (In thousands)


                                                          Additional                     Adjustments
                                              Common        paid-in       Currency        Pension       Marketable
                                               stock        capital      translation    liabilities     securities

Balance at December 31, 1992                 $8,355        $759,281       $(111,820)        $  -            $  (896)

Net loss                                       -               -               -               -               -
Adjustments                                    -               -             (3,983)         (3,442)            (51)
Cumulative effect of change in
 accounting principle                          -               -               -               -             (1,217)

Balance at December 31, 1993                  8,355         759,281        (115,803)         (3,442)         (2,164)

Net loss                                       -               -               -               -               -
Treasury stock reissued                        -               -               -               -               -
Adjustments                                    -               -             (9,691)          1,807           2,152

Balance at December 31, 1994                  8,355         759,281        (125,494)         (1,635)            (12)

Net income                                     -               -               -               -               -
Treasury stock reissued                        -               -               -               -               -
Adjustments                                    -               -             (1,440)           (273)           (513)

Balance at December 31, 1995                 $8,355        $759,281       $(126,934)        $(1,908)        $  (525)


                                             Accumulated      Treasury
                                               deficit          stock          Total

Balance at December 31, 1992                 $(433,250)      $(367,963)      $(146,293)

Net loss                                      (109,809)           -           (109,809)
Adjustments                                       -               -             (7,476)
Cumulative effect of change in
 accounting principle                             -               -             (1,217)

Balance at December 31, 1993                  (543,059)       (367,963)       (264,795)

Net loss                                       (23,982)           -            (23,982)
Treasury stock reissued                           -              1,427           1,427
Adjustments                                       -               -             (5,732)

Balance at December 31, 1994                  (567,041)       (366,536)       (293,082)

Net income                                      85,609            -             85,609
Treasury stock reissued                           -                278             278
Adjustments                                       -               -             (2,226)

Balance at December 31, 1995                 $(481,432)      $(366,258)      $(209,421)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1993, 1994 and 1995

                                 (In thousands)


                                                                1993             1994              1995

Cash flows from operating activities:
  Net income (loss)                                            $(109,809)         $(23,982)         $ 85,609
  Depreciation, depletion and
   amortization                                                   46,340            34,592            38,989
  Noncash interest expense                                         8,309            18,071            19,396
  Deferred income taxes                                             (670)           11,907           (29,248)
  Cumulative effect of change in
   accounting principle                                           (1,217)             -                 -
  Minority interest                                                  730               843               622
  Net (gains) losses from:
    Securities transactions                                       (4,363)            1,220            (1,175)
    Disposition of property and
     equipment                                                       199             1,981             2,713
  Pension cost, net                                               (2,134)           (2,753)           (7,248)
  Other postretirement benefits, net                              (2,422)           (3,437)           (4,169)
  Other, net                                                      (1,349)               68              (477)

                                                                 (66,386)           38,510           105,012

  Change in assets and liabilities:
    Accounts and notes receivable                                 (1,291)          (13,152)           (1,483)
    Inventories                                                   12,166            17,778           (57,378)
    Prepaid expenses                                                (472)            3,221             1,148
    Accounts payable and accrued
     liabilities                                                  (4,132)          (17,343)          (17,700)
    Income taxes                                                   1,507           109,243            14,861
    Accounts with affiliates                                       5,426            (2,024)           (4,059)
    Other noncurrent assets                                        8,844             2,219             1,587
    Other noncurrent liabilities                                  37,069            28,706             3,233
    Marketable trading securities:
      Purchases                                                     -                 (870)             (762)
      Dispositions                                                  -               15,530            27,102


    Net cash provided (used) by
     operating activities                                         (7,269)          181,818            71,561


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1993, 1994 and 1995

                                 (In thousands)


                                                             1993               1994               1995

Cash flows from investing activities:
  Capital expenditures                                       $ (47,986)          $ (36,931)         $(64,196)
  Marketable securities:
    Purchases                                                  (11,053)               -                 -
    Dispositions                                                79,398                -                 -
  Proceeds from disposition of
   property and equipment                                      175,537                 598               182
  Investment in joint ventures, net                            (14,405)              3,133             1,793
  Loans to affiliates                                             (210)               -                 -
  Other, net                                                       670                 362              -

      Net cash provided (used) by
       investing activities                                    181,951             (32,838)          (62,221)

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                 452,694              44,490            57,556
    Principal payments                                        (607,417)           (175,886)          (61,128)
  Other, net                                                      (613)               (742)              264

      Net cash used by financing
       activities                                             (155,336)           (132,138)           (3,308)

      Net change during the year from
       operating, investing and
       financing activities                                  $  19,346           $  16,842          $  6,032

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1993, 1994 and 1995

                                 (In thousands)


                                                                   1993            1994             1995

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
     activities                                                    $ 19,346       $  16,842         $  6,032
    Currency translation                                                (86)          7,689            4,177

                                                                     19,260          24,531           10,209
  Balance at beginning of year                                       87,333         106,593          131,124


  Balance at end of year                                           $106,593       $ 131,124         $141,333

Supplemental disclosures - cash paid
 (received) for:
  Interest, net of amounts capitalized                             $ 91,576       $  66,801         $ 62,078
  Income taxes, net                                                  11,897        (111,418)          27,965




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals).

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

Principles of consolidation and management's estimates

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

Translation of foreign currencies

     Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments and the related income tax effects are accumulated in the currency translation adjustment component of shareholders' deficit. Currency transaction gains and losses are recognized in income currently.

Cash and cash equivalents

     Cash equivalents include U.S. Treasury securities purchased under short-term agreements to resell, bank deposits, and government and commercial notes and bills with original maturities of three months or less. Cash and cash equivalents includes $16 million and $10 million at December 31, 1994 and 1995, respectively, which are restricted for letters of credit and certain indebtedness agreements.

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

Long-term debt

     Long-term debt is stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which interest is not paid and deferred financing costs are amortized over the life of the applicable issue, both by the interest method.

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

Income (loss) per share of common stock

     Income (loss) per share of common stock is based on the weighted average number of common shares and equivalents outstanding. Common stock equivalents, consisting of nonqualified stock options, are excluded from the computation when their effect is antidilutive.

NOTE 3 - BUSINESS AND GEOGRAPHIC SEGMENTS:

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Specialty chemicals include rheological additives which control the flow and leveling characteristics of a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. General corporate assets consist principally of cash, cash equivalents and marketable securities. At December 31, 1994 and 1995, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $72 million and $121 million, respectively.

                                                                         Years ended December 31,
                                                                 1993             1994             1995
                                                                             (In thousands)

Business segments

  Net sales:
    Kronos                                                      $ 697,048        $ 770,077        $  894,149
    Rheox                                                         108,275          117,877           129,790

                                                                $ 805,323        $ 887,954        $1,023,939

  Operating income:
    Kronos                                                      $  36,146        $  80,515        $  161,175
    Rheox                                                          26,254           30,837            38,544

                                                                   62,400          111,352           199,719

  General corporate income (expense):
    Securities earnings                                             8,467            3,855             7,419
    Expenses, net                                                 (41,516)         (44,686)          (26,619)
    Interest expense                                              (99,119)         (83,926)          (81,617)

                                                                $ (69,768)       $ (13,405)       $   98,902

  Capital expenditures:
    Kronos                                                      $  46,913        $  34,522        $   60,699
    Rheox                                                           1,069            2,283             3,464
    General corporate                                                   4              126                33

                                                                $  47,986        $  36,931        $   64,196

  Depreciation, depletion and
   amortization:
    Kronos                                                      $  42,877        $  31,156        $   35,706
    Rheox                                                           3,176            3,153             3,089
    General corporate                                                 287              283               194

                                                                $  46,340        $  34,592        $   38,989

Geographic areas

  Net sales - point of origin:
    United States                                               $ 270,288        $ 303,475        $  339,568
    Europe                                                        519,064          587,291           703,206
    Canada                                                        132,930          122,957           139,341
    Eliminations                                                 (116,959)        (125,769)         (158,176)

                                                                $ 805,323        $ 887,954        $1,023,939

  Net sales - point of destination:
    United States                                               $ 217,892        $ 238,568        $  258,850
    Europe                                                        418,072          468,915           580,794
    Canada                                                         76,078           64,374            60,472
    Other                                                          93,281          116,097           123,823

                                                                $ 805,323        $ 887,954        $1,023,939

  Operating income:
    United States                                               $  20,981        $  49,358        $   75,650
    Europe                                                         19,658           50,273           103,096
    Canada                                                         21,761           11,721            20,973

                                                                $  62,400        $ 111,352        $  199,719

                                                                               December 31,
                                                                 1993              1994             1995
                                                                             (In thousands)

Identifiable assets

  Business segments:
    Kronos                                                     $1,008,453        $  950,200       $1,063,369
    Rheox                                                          75,362            83,176           83,620
    General corporate                                             122,734           129,034          124,664

                                                               $1,206,549        $1,162,410       $1,271,653

  Geographic segments:
    United States                                              $  326,831        $  308,017       $  311,374
    Europe                                                        622,826           594,921          690,353
    Canada                                                        134,158           130,438          145,262
    General corporate                                             122,734           129,034          124,664

                                                               $1,206,549        $1,162,410       $1,271,653

NOTE 4 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                                     December 31,
                                                                            1994                1995
                                                                                    (In thousands)

Trading securities - current U.S. Treasury
 securities:
  Unrealized losses                                                             $(1,124)           $  -
  Cost                                                                           26,289               -

      Aggregate market                                                          $25,165            $  -

Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains                                                              $ 3,357            $ 1,962
  Unrealized losses                                                              (3,374)            (2,770)
  Cost                                                                           21,346             21,752


      Aggregate market                                                          $21,329            $20,944


     Net gains and losses from trading securities are composed of:

                                                                       Years ended December 31,
                                                              1993               1994              1995
                                                                            (In thousands)

Unrealized gains (losses)                                       $3,520          $(1,177)            $1,125
Realized gains (losses)                                            843              (43)                50

                                                                $4,363          $(1,220)            $1,175

NOTE 5 - INVENTORIES:

                                                                                    December 31,
                                                                                    1994            1995
                                                                                       (In thousands)

Raw materials                                                                       $ 30,118        $ 35,075
Work in process                                                                        7,655           9,132
Finished products                                                                    112,410         172,330
Supplies                                                                              34,990          35,093

                                                                                    $185,173        $251,630

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                                  December 31,
                                                                                  1994             1995
                                                                                      (In thousands)

TiO2 manufacturing joint venture                                                  $185,122          $183,129
Other                                                                                2,358             2,764

                                                                                  $187,480          $185,893

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

     Summary balance sheets of LPC are shown below.

                                                                                       December 31,

                                                                                 1994              1995
           ASSETS                                                                    (In thousands)

Current assets                                                                    $ 38,027          $ 49,398
Other assets                                                                         1,969             1,553
Property and equipment, net                                                        344,806           335,254

                                                                                  $384,802          $386,205

   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche                                                                  $ 88,715          $ 73,286
  Tioxide tranche                                                                   81,000            59,400
Other liabilities, primarily current                                                12,330            17,719
                                                                                   182,045           150,405

Partners' equity                                                                   202,757           235,800

                                                                                  $384,802          $386,205

     Summary income statements of LPC are shown below.

                                                 Period from
                                               October 18, 1993
                                                to December 31,          Years ended December 31,
                                                     1993                   1994               1995
                                                                        (In thousands)

Revenues and other income:
  Kronos                                                   $12,713            $ 70,492           $ 76,365
  Tioxide                                                   12,617              67,218             75,241
  Interest income                                               72                 462                653

                                                            25,402             138,172            152,259
Cost and expenses:
  Cost of sales                                             22,803             126,972            140,103
  General and administrative                                   443                 572                385
  Interest                                                   2,156              10,628             11,771

                                                            25,402             138,172            152,259

    Net income                                             $  -               $   -              $   -

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                                         December 31,
                                                                                  1994            1995
                                                                                       (In thousands)

Intangible assets, net of accumulated
 amortization of $16,149 and $20,562                                                 $13,957         $11,803
Deferred financing costs, net                                                         16,079          13,199
Other                                                                                  7,231           6,163

                                                                                     $37,267         $31,165

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                       December 31,
                                                                                1994            1995
                                                                                      (In thousands)

Accounts payable                                                                   $ 74,903         $ 68,734
Accrued liabilities:
  Employee benefits                                                                  34,209           49,884

  Environmental costs                                                                10,433            6,000
  Interest                                                                            6,485            6,633
  Miscellaneous taxes                                                                 7,336            2,557
  Other                                                                              34,961           32,177

                                                                                     93,424           97,521

                                                                                   $168,327         $165,985

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                                December 31,
                                                                             1994              1995
                                                                               (In thousands)

Environmental costs                                                              $ 93,655         $112,827
Insurance claims expenses                                                          14,716           12,088
Deferred technology fee income                                                     18,305            8,456
Employee benefits                                                                  12,322           13,148
Other                                                                               2,520            1,992

                                                                                 $141,518         $148,511

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                                December 31,
                                                                             1994              1995
                                                                               (In thousands)

Notes payable (DM 56,000)                                                        $   -            $ 39,247

NL Industries:
  11.75% Senior Secured Notes                                                    $250,000         $250,000
  13% Senior Secured Discount Notes                                               116,409          132,034

                                                                                  366,409          382,034
Kronos:
  DM bank credit facility (DM 397,610)                                            255,703          276,895
  LPC term loan                                                                    88,715           73,286
  Other                                                                            10,507           13,672

                                                                                  354,925          363,853
Rheox:
  Bank term loan                                                                   67,500           37,263
  Other                                                                               815              553

                                                                                   68,315           37,816

                                                                                  789,649          783,703
Less current maturities                                                            42,887           43,369

                                                                                 $746,762         $740,334

     The Company's $250 million principal amount of 11.75% Senior Secured Notes due 2003 and $188 million principal amount at maturity ($100 million proceeds at issuance) of 13% Senior Secured Discount Notes due 2005 (collectively, the "Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the respective Notes (the "Mirror Notes"). The Senior Secured Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of Rheox. The Senior Secured Notes and the Senior Secured Discount Notes are redeemable, at the Company's option, after October 2000 and October 1998, respectively, except that up to one-third of the aggregate principal amount of the Senior Secured Discount Notes are redeemable (at 113% of the accreted value) upon any Common Stock Offering, as defined, prior to October 1996. For redemptions, other than redemptions pursuant to any Common Stock Offering, the redemption prices range from 101.5% (starting October 2000) declining to 100% (after October 2001) of the principal amount for the Senior Secured Notes and range from 106% (starting October 1998) declining to 100% (after October 2001) of the accreted value of the Senior Secured Discount Notes. In the event of a Change of Control, as defined, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Senior Secured Notes and 101% of the accreted value of the Senior Secured Discount Notes. The Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of its assets to, another entity. At December 31, 1995, there was $6 million available for payment for dividends pursuant to the terms of the indentures. The Senior Secured Discount Notes do not require cash interest payments for the first five years. The net carrying value of the Senior Secured Discount Notes per $100 principal amount at maturity was $62.08 and $70.42 at December 31, 1994 and 1995, respectively. At December 31, 1995, the quoted market price of the Senior Secured Notes was $107.06 per $100 principal amount and the quoted market price of the Senior Secured Discount Notes was $80.95 per $100 principal amount (1994 - $98.80 and $61.30, respectively).

     The DM credit facility, as amended, consists of a DM 398 million term loan due from March 1997 to September 1999 and a DM 250 million revolving credit facility due no later than September 2000. At December 31, 1995, all of the revolving credit facility was available for future borrowings by KII; however, DM 125 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German tax assessments. In January 1996, the Company borrowed DM 30 million under the revolving credit facility. Borrowings bear interest at DM LIBOR plus 1.625% (6.938% and 5.5% at December 31, 1994 and 1995, respectively). NL and Kronos have agreed, under certain circumstances, to provide KII with up to DM 125 million through January 1, 2001. The DM credit facility is collateralized by pledges of the stock of certain KII subsidiaries. The credit agreement restricts KII's ability to incur additional indebtedness, restricts its dividends and other payments to affiliates, requires it to maintain specified debt service coverage and other ratios, and contains other provisions and restrictive covenants customary in lending transactions of this type.

     Borrowings under KLA's tranche of LPC's term loan bear interest at U.S. LIBOR plus 1.625% (8.125% and 7.315% at December 31, 1994 and 1995,
respectively) and are repayable in quarterly installments through September 2000. See Note 6.

     Rheox has a credit agreement providing for a seven-year term loan due in quarterly installments through December 1997 and a $5 million revolving credit facility due September 1996. Borrowings bear interest, at Rheox's option, at the prime rate plus 1.5% or U.S. LIBOR plus 2.5% (9.01% and 8.32% at December 31, 1994 and 1995, respectively), and are collateralized by the stock of Rheox and its domestic subsidiary and by Rheox's U.S. assets. The credit agreement restricts Rheox's ability to incur additional indebtedness, restricts its dividend payments and contains other provisions and restrictive covenants customary in lending transactions of this type.

     Notes payable at December 31, 1995 consists of DM 56 million of short-term borrowings due in 1996 from non-U.S. banks with interest rates ranging from 4.25% to 4.856%.

     Unused lines of credit available for borrowings under the Rheox U.S. facility and non-U.S. credit facilities totalled $5 million and $191 million, respectively, at December 31, 1995. Of the non-U.S. credit facilities available, $87 million is available only for (i) permanently reducing the DM term loan or (ii) paying future German tax assessments.

     The aggregate maturities of long-term debt at December 31, 1995 are shown in the table below.

     Years ending December 31,                                                       Amount
                                                                                 (In thousands)

        1996                                                                             $ 43,369
        1997                                                                               97,585
        1998                                                                              110,602
        1999                                                                              138,031
        2000                                                                               11,845
        2001 and thereafter                                                               437,737
                                                                                          839,169
     Less unamortized original issue discount on the
      Senior Secured Discount Notes                                                        55,466

                                                                                         $783,703

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

     A majority of U.S. employees are eligible to participate in a contributory savings plan with partial matching contributions by the Company. The Company's expense related to matching contributions was nil in 1993, $.7 million in 1994 and $.8 million in 1995.

     Defined pension benefits are generally based upon years of service and compensation under fixed-dollar, final pay or career average formulas, and the related expenses are based upon independent actuarial valuations. The funding policy for U.S. defined benefit plans is to contribute amounts which satisfy funding requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Retirement Protection Act of 1994. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements.

     The funded status of the Company's defined benefit pension plans is set forth below. The rates used in determining the actuarial present value of benefit obligations were (i) discount rates - 7% and 8.5% (1994 - 8.5%) and (ii) rates of increase in future compensation levels - 3.5% to 6% (1994 - 5% to 6%). The expected long-term rates of return on assets used ranged from 8% to 9% (1994 - 8.5% to 9%). Plan assets are comprised primarily of investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

     SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially-assumed rates, including the rate of return on pension plan assets, will result in additional increases or decreases in accrued pension liabilities, pension expense and funding requirements in future periods. A one percentage point decrease in the discount rate would increase the projected benefit obligations at December 31, 1995 by $31 million. At December 31, 1995, 67% of the projected benefit obligations in excess of plan assets relate to non-U.S. plans.

                                                      Assets exceed             Accumulated benefits
                                                  accumulated benefits             exceed assets
                                                       December 31,                 December 31,
                                                       1994           1995           1994           1995
                                                                        (In thousands)

Actuarial present value of benefit
 obligations:

  Vested benefits                                       $43,248       $47,181       $132,317       $156,275
  Nonvested benefits                                      3,390         3,744          2,155          2,562

  Accumulated benefit obligations                        46,638        50,925        134,472        158,837
  Effect of projected salary
   increases                                              5,938         7,885         19,620         22,373

  Projected benefit obligations
   ("PBO")                                               52,576        58,810        154,092        181,210
Plan assets at fair value                                66,293        71,345        108,377        124,632

Plan assets over (under) PBO                             13,717        12,535        (45,715)       (56,578)
Unrecognized net loss (gain) from
 experience different from
 actuarial assumptions                                    2,876         7,155        (32,808)       (20,643)
Unrecognized prior service cost
 (credit)                                                 3,195         3,147         (3,255)        (2,711)
Unrecognized transition obligations   (assets)
being amortized over 15
 to 18 years                                               (459)         (261)         2,606          2,517
Adjustment required to recognize
 minimum liability                                         -             -            (1,635)        (1,908)

      Total prepaid (accrued)
       pension cost                                      19,329        22,576        (80,807)       (79,323)
Less current portion                                       -             -            (4,565)       (10,012)

      Noncurrent prepaid (accrued)
       pension cost                                     $19,329       $22,576       $(76,242)      $(69,311)

     The components of the net periodic defined benefit pension cost are set forth below.

                                                                      Years ended December 31,
                                                                        1993           1994           1995
                                                                                  (In thousands)

Service cost benefits                                                  $  4,082        $ 4,905        $  4,325
Interest cost on PBO                                                     14,430         15,371          17,853
Return on plan assets                                                   (15,647)        (8,039)        (16,574)
Net amortization and deferrals                                            2,413         (5,940)         (2,399)

                                                                       $  5,278        $ 6,297        $  3,205

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

     The rates used in determining the actuarial present value of the accumulated benefit obligations were (i) discount rate - 7.5% (1994 - 8.5%),
(ii) rate of increase in future compensation levels - 4.5% (1994 - 6%), (iii) rate of increase in future health care costs - 9% in 1996, gradually declining to 5% in 2000 and thereafter and (iv) expected return on plan assets - 9%. Variances from actuarially-assumed rates will result in additional increases or decreases in accrued OPEB cost, net periodic OPEB cost and funding requirements in future periods. If the health care cost trend rate was increased by one percentage point for each year, postretirement benefit expense would have increased approximately $.3 million in 1995, and the actuarial present value of accumulated benefit obligations at December 31, 1995 would have increased by approximately $2.9 million. A one percentage point decrease in the discount rate would increase the actuarial present value of accumulated benefit obligations at December 31, 1995 by approximately $4 million.

                                                                                        December 31,
                                                                                    1994            1995
                                                                                      (In thousands)
Actuarial present value of accumulated benefit
 obligations:
  Retiree benefits                                                                   $51,895         $53,211
  Other fully eligible active plan participants                                        1,229           1,228
  Other active plan participants                                                       1,797           2,322
                                                                                      54,921          56,761

Plan assets at fair value                                                              7,217           7,103
Accumulated postretirement benefit obligations
 in excess of plan assets                                                             47,704          49,658
Unrecognized net gain from experience different
 from actuarial assumptions                                                            9,251           4,676
Unrecognized prior service credit                                                     13,672          12,199

    Total accrued postretirement benefits cost                                        70,627          66,533
Less current portion                                                                   5,328           6,298

    Noncurrent accrued postretirement benefits
     cost                                                                            $65,299         $60,235

     The components of the Company's net periodic postretirement benefit cost are set forth below:

                                                                            Years ended December 31,
                                                                      1993            1994            1995
                                                                                (In thousands)

Interest cost on accumulated benefit
 obligations                                                           $ 4,911         $ 4,338         $ 4,415
Service cost benefits earned during the year                               127              99             101
Return on plan assets                                                     (647)           (688)           (637)
Net amortization and deferrals                                          (1,473)         (1,495)         (1,870)

                                                                       $ 2,918         $ 2,254         $ 2,009

NOTE 12 - SHAREHOLDERS' DEFICIT:

Common stock

                                                                     Shares of common stock
                                                                              Treasury
                                                                      Issued    stock        Outstanding
                                                                                (In thousands)

Balance at December 31, 1992 and 1993                                 66,839        15,949          50,890
  Treasury shares reissued                                              -             (162)            162

Balance at December 31, 1994                                          66,839        15,787          51,052
  Treasury shares reissued                                              -              (39)             39

Balance at December 31, 1995                                          66,839        15,748          51,091


Common stock options

     The 1989 Long Term Performance Incentive Plan of NL Industries, Inc. (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("the Predecessor Option Plan") remain outstanding at December 31, 1995, no additional options may be granted under the Predecessor Option Plan.

     Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan. At December 31, 1995, 50,000 shares of common stock, restricted until February 1996, are included in common shares outstanding.

     In addition to the NL Option Plan, the Company maintains a stock option plan for its non-employee directors. At December 31, 1995, there were options to acquire 8,000 shares of common stock outstanding of which 6,000 were fully vested.

     Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the non-employee director plan are summarized in the table below. At December 31, 1995, options to purchase 1,189,907 shares were exercisable and options to purchase 548,798 shares become exercisable in 1996. Of the exercisable options at December 31, 1995, options to purchase 693,237 shares had exercise prices less than the Company's December 31, 1995 quoted market price of $12.125 per share. At December 31, 1995, an aggregate of 2.7 million shares were available for future grants under the NL Option Plan.

                                                                                                 Amount
                                                                            Exercise            payable
                                                                           price per              upon
                                                             Shares          share              exercise
                                                               (In thousands, except per share amounts)

Outstanding at December 31, 1992                                1,272    $ 8.13 - 24.19               $18,013

  Granted                                                         453      4.81 -  7.00                 2,655
  Canceled                                                         (7)     5.00 -  9.31                   (44)

Outstanding at December 31, 1993                                1,718      4.81 - 24.19                20,624

  Granted                                                         675      8.69 - 10.69                 6,315
  Exercised                                                       (13)     9.31 - 10.50                  (120)
  Canceled                                                         (6)     5.00 -  9.31                   (46)

Outstanding at December 31, 1994                                2,374      4.81 - 24.19                26,773

  Granted                                                          94     11.81 - 14.81                 1,150
  Exercised                                                       (39)     5.00 - 10.78                  (282)
  Canceled                                                        (36)     5.00 - 11.81                  (320)

Outstanding at December 31, 1995                                2,393    $ 4.81 - 24.19               $27,321

     The Company expects to elect the disclosure alternative prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" and to continue to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 ("APBO"), "Accounting for Stock Issued to Employees" and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Under the disclosure alternative of SFAS No. 123, the Company will disclose, starting with the year ended December 31, 1996, its pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation cost for all awards granted after January 1, 1995.

Preferred stock

     The  Company  is authorized  to issue  a total  of  five million  shares of
preferred stock.   The rights  of preferred stock  as to dividends,  redemption, liquidation and conversion are determined upon issuance.

NOTE 13 - INCOME TAXES:

     The components of (i) income (loss) before income taxes, minority interest, extraordinary item and cumulative effect of change in accounting principle ("pretax income (loss)"), (ii) the difference between the provision for income taxes attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the provision for income taxes and (iv) the comprehensive tax provision (benefit) are presented below.

                                                                   Years ended December 31,
                                                                 1993                1994            1995
                                                                                (In thousands)

Pretax income (loss):
  U.S.                                                             $(41,579)         $ (6,241)        $ 43,125
  Non-U.S.                                                          (28,189)           (7,164)          55,777

                                                                   $(69,768)         $(13,405)        $ 98,902

Expected tax expense (benefit)                                     $(24,419)         $ (4,692)        $ 34,616
Non-U.S. tax rates                                                  (15,620)           (7,108)          (7,016)
Rate change adjustment of deferred taxes                              6,823              -              (6,593)
Valuation allowance                                                  40,827            24,309           (9,588)
Settlement of U.S. tax audits                                          -               (5,437)            -
Incremental tax on income of companies not
 included in the NL Tax Group                                         2,553               790              499
U.S. state income taxes                                                 486               534              721
Other, net                                                            2,063             1,338               32

                                                                   $ 12,713          $  9,734         $ 12,671

Provision for income taxes:
  Current income tax expense (benefit):
    U.S. federal                                                   $   (915)         $ (5,222)        $    249
    U.S. state                                                          870               475            2,135
    Non-U.S.                                                         14,083             2,574           39,535

                                                                     14,038            (2,173)          41,919
  Deferred income tax expense (benefit):
    U.S. federal                                                        244             4,058           (9,005)
    U.S. state                                                         (384)              347           (1,026)
    Non-U.S.                                                         (1,185)            7,502          (19,217)

                                                                     (1,325)           11,907          (29,248)

                                                                   $ 12,713          $  9,734         $ 12,671
Comprehensive tax provision (benefit)
 allocable to:
  Pretax income (loss)                                              $12,713            $9,734          $12,671

  Shareholders' deficit, principally
   deferred income taxes allocable to
   currency translation and marketable
   securities adjustments                                            (1,243)                7               10

                                                                    $11,470            $9,741          $12,681

     The Company's valuation allowance increased in the aggregate by $47 million in 1993 and $31 million in each of 1994 and 1995. During 1995, both the Company's gross deferred tax assets and the offsetting valuation allowance were increased by $34 million as a result of recharacterizations of certain tax attributes primarily due to changes in certain tax return elections. In addition, the valuation allowance was reduced by approximately $10 million due to recognition of the future tax benefit of certain tax credits which the Company believes satisfies the "more-likely-than-not" recognition criteria as a result of the Company's return to profitability. The components of the net deferred tax liability are summarized below:

                                                                       December 31,
                                                          1994                              1995
                                                      Deferred tax                      Deferred tax
                                                Assets        Liabilities         Assets         Liabilities
                                                                       (In thousands)
Tax effect of temporary
 differences relating to:
  Inventories                                   $   4,275        $  (2,885)       $   5,277          $  (5,644)
  Property and equipment                              423          (97,421)             574           (109,418)
  Accrued postretirement
   benefits cost                                   24,691             -              23,200               -
  Accrued pension cost                              9,363          (11,529)           8,978            (14,942)
  Accrued environmental costs                      34,108             -              38,214               -
  Other accrued liabilities
   and deductible differences                      32,308             -              26,496               -
  Other taxable differences                           -           (144,774)            -              (101,621)
Tax on unremitted earnings of
 non-U.S. subsidiaries                                452          (22,416)             281            (22,526)
Tax loss and tax credit
 carryforwards                                    162,906             -             189,263               -
Valuation allowance                              (164,500)            -            (195,569)              -

  Gross deferred tax assets
   (liabilities)                                  104,026         (279,025)          96,714           (254,151)

Reclassification, principally
 netting by tax jurisdiction                      (99,103)          99,103          (93,404)            93,404

  Net total deferred tax
   assets (liabilities)                             4,923         (179,922)           3,310           (160,747)
  Net current deferred tax
   assets (liabilities)                             2,177           (1,590)           2,522             (3,555)

  Net noncurrent deferred tax
   assets (liabilities)                         $   2,746        $(178,332)         $   788          $(157,192)

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million), including interest, on a tentative basis while examination of the Company's German income tax returns continued. The Company recently reached agreement in principle with the German tax authorities which will resolve certain significant tax contingencies for years through 1990. The Company expects to finalize assessments and pay tax deficiencies of approximately DM 50 million ($35 million at December 31, 1995), including interest, in settlement of these issues during the first half of 1996. The Company considers the agreement in principle to be a favorable resolution of the contingencies and the anticipated payment is within previously-accrued amounts for such matters.

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

     During the fourth quarter of 1995, the Company recorded tax benefits of $6.6 million due to the reduction in dividend withholding tax rates pursuant to ratification of the new U.S./Canada income tax treaty.

     During 1995, the Company utilized $14 million of foreign tax credit carryforwards and U.S. net operating loss carryforwards from prior years to reduce its 1995 U.S. federal income tax expense. At December 31, 1995, for U.S. federal income tax purposes, the Company had approximately $27 million of foreign tax credit carryforwards expiring during 1997 through 1999 and approximately $9 million of alternative minimum tax credit carryforwards with no expiration date. The Company also had approximately $350 million of income tax loss carryforwards in Germany with no expiration date.

NOTE 14 - OTHER INCOME, NET:

                                                                        Years ended December 31,
                                                                         1993           1994           1995
                                                                                   (In thousands)

Securities earnings:
  Interest and dividends                                                $ 4,104          $ 5,075       $ 6,244
  Securities transactions                                                 4,363           (1,220)        1,175
                                                                          8,467            3,855         7,419
Litigation settlement gains                                                -              22,978          -
Technology fee income                                                     2,048           10,344        10,660
Currency transaction gains, net                                           3,299            1,735           561
Royalty income                                                            2,016            1,508          -
Disposition of property and equipment                                      (199)          (1,981)       (2,713)
Other, net                                                                6,453            6,389         6,314

                                                                        $22,084          $44,828       $22,241

     Litigation settlement gains includes $20 million related to the Company's 1994 settlement of its lawsuit against Lockheed Corporation. Technology fee income is being amortized by the straight-line method over a three-year period beginning October 1993.

NOTE 15 - OTHER ITEMS:

     Advertising costs, expensed as incurred, were $2.1 million in 1993, $1.9 million in 1994 and $2.1 million in 1995.

     Research, development and sales technical support costs, expensed as incurred, approximated $10 million in each of 1993 and 1994, and $11 million in 1995.

     Interest capitalized in connection with long-term capital projects was $1 million in each of 1993, 1994 and 1995.

NOTE 16 - EXTRAORDINARY ITEM:

     The extraordinary loss in 1993 relates to the settlement of certain interest rate swap agreements for $20 million in cash in conjunction with prepaying the Louisiana plant indebtedness and from the write-off of deferred financing costs related to such prepayment and the paydown of a portion of the DM bank credit facility. The Louisiana plant indebtedness loan agreement required the Company to enter into the interest rate swap agreements and both the debt and related swaps were collateralized by the Louisiana plant. The Company was required to prepay the Louisiana plant indebtedness and settle the swaps prior to the formation of LPC.

NOTE 17 - RELATED PARTY TRANSACTIONS:

     The  Company  may  be  deemed  to  be  controlled  by  Harold  C.  Simmons.
Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in this Annual Report on Form 10-K, the Company from time to time considers, reviews and evaluates and understands that Contran, Valhi and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, and restrictions under the indentures and other agreements, it is possible that the Company might be a party to one or more such transactions in the future.

     It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     The Company is a party to an intercorporate services agreements with Valhi and Contran (the "Valhi and Contran ISAs") whereby Valhi and Contran provide certain management, financial and administrative services to the Company on a fee basis. Management services fee expense related to the Valhi and Contran ISAs was $.7 million in 1993, $.6 million in 1994 and $.5 million in 1995.

     Baroid Corporation, a former wholly-owned subsidiary of the Company and a subsidiary of Dresser Industries, Inc., and the Company were parties to an intercorporate services agreement (the "Baroid ISA") pursuant to which, as amended, Baroid agreed to make certain services available to the Company on a fee basis. The agreement was terminated in 1994. Management services fee expense pursuant to the Baroid ISA approximated $.3 million in 1993, $.2 million in 1994.

     The Company is party to an intercorporate services agreement with Tremont (the "Tremont ISA"). Under the terms of the contract, the Company provides certain management and financial services to Tremont on a fee basis. Management services fee income related to the Tremont ISA was $.1 million in 1993, nil in 1994 and $.1 million in 1995.

     Purchases from Tremont in the ordinary course of business pursuant to a long-term supply contract were $.4 million in 1993 and nil in each of 1994 and 1995.

     Sales to Baroid in the ordinary course of business were $1.8 million in 1993 and 1994, and $1.6 million in 1995.

     Purchases in the ordinary course of business from unconsolidated joint ventures, including LPC, were approximately $22 million in 1993, $74 million in 1994 and $79 million in 1995.

     Certain  employees of  the Company  have been  granted options  to purchase
Valhi common stock under the terms of Valhi's stock option plans. The Company and Valhi have agreed that the Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense (income) (nil in 1993, $64,000 in 1994 and $(25,000) in 1995) in a manner similar to accounting for SARs. At December 31, 1995, employees of the Company held options to purchase 365,000 shares (362,000 shares vested) of Valhi common stock at exercise prices ranging from $4.76 to $14.66 per share. At December 31, 1995, 27,000 of the vested options were exercisable at prices less than Valhi's quoted market price per share of $6.375.

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

     Net amounts payable to affiliates are summarized in the following table.

                                                                                      December 31,
                                                                                      1994            1995
                                                                                         (In thousands)

  Tremont Corporation                                                                  $ 4,780         $ 3,525
  LPC                                                                                    6,565           6,677
  Other                                                                                      3             (21)

                                                                                       $11,348         $10,181

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

     Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict the Company's ability to transfer ownership or use of the Leverkusen facility.

     Net rent expense aggregated $8 million in 1993 and 1994, and  $9 million in
1995.   At  December 31,  1995, minimum  rental commitments  under the  terms of noncancellable operating leases were as follows:

Years ending December 31,                                                     Real Estate       Equipment
                                                                                        (In thousands)

  1996                                                                              $ 2,097            $1,869
  1997                                                                                1,722             1,250
  1998                                                                                1,721               649
  1999                                                                                1,544               203
  2000                                                                                  934                17
  2001 and thereafter                                                                13,818              -

                                                                                    $21,836            $3,988

Capital expenditures

     At December 31, 1995, the estimated cost to complete capital projects in process approximated $49 million, including $41 million related to environmental protection and compliance programs and a debottlenecking expansion project at the Company's Leverkusen, Germany chloride process TiO2 facility.

Purchase commitments

     The Company has long-term supply contracts that provide for the Company's chloride feedstock requirements through 2000. The agreements require the Company to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $115 million.

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

     Environmental matters and litigation. Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named a potential responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 80 governmental enforcement and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List. These actions seek cleanup costs and/or damages for personal injury or property damage. While the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1995, the Company had accrued $100 million in respect of those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $169 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

Concentrations of credit risk

     Sales of TiO2 accounted for almost 90% of net sales during the past three years. TiO2 is sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 5,000 customers, none of which represents a significant portion of net sales. In each of the past three years, approximately one-half of the Company's TiO2 sales by volume were to Europe and approximately 38% in 1993 and 36% in both 1994 and 1995 of sales were attributable to North America.

     Consolidated cash and cash equivalents includes $80 million and $103 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 1994 and 1995, respectively, of which $73 million and $88 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

NOTE 19 - CHANGE IN ACCOUNTING PRINCIPLE:

     In 1993, the  Company adopted SFAS  No. 115 (marketable  securities) as  of
December  31, 1993.   The  cumulative effect of  change in  accounting principle adjustments are shown below.

                                                                       Amount reflected in
                                                                                            Equity
                                                                       Earnings            component
                                                                         (In thousands)
Increase (decrease) in net assets at
 December 31, 1993 - SFAS No. 115:
  Marketable securities                                              $1,872                   $(1,872)
  Deferred income taxes                                                (655)                      655

                                                                     $1,217                   $(1,217)

NOTE 20 - FINANCIAL INSTRUMENTS:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                             December 31,               December 31,
                                                                 1994                       1995
                                                           Carrying       Fair        Carrying      Fair
                                                            Amount        Value        Amount       Value
                                                                               (In millions)

Cash and cash equivalents                                       $ 131.1       $131.1      $ 141.3       $141.3
Marketable securities - classified as:
  Trading securities                                               25.2         25.2           -            -
  Available-for-sale                                               21.3         21.3         20.9         20.9

Notes payable and long-term debt:
  Fixed rate with market quotes:
    Senior Secured Notes                                        $ 250.0       $247.1      $ 250.0       $267.7
    Senior Secured Discount Notes                                 116.4        114.8        132.0        151.8
  Variable rate debt                                              423.2        423.2        440.9        440.9

Common shareholders' equity (deficit)                           $(293.1)      $644.5      $(209.4)      $619.5

         Fair value of the Company's marketable securities and Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity (deficit) is based upon quoted market prices for NL's common stock. The Company held no derivative financial instruments at December 31, 1994 and 1995.

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                     Quarter ended
                                           March 31         June 30         Sept. 30            Dec. 31
                                                       (In thousands, except per share amounts)

Year ended December 31, 1994:
  Net sales                                  $201,849        $237,113         $225,200            $223,792
  Cost of sales                               146,956         178,925          168,033             155,831
  Operating income                             22,313          26,242           27,093              35,704

      Net income (loss)                      $ (6,367)       $(15,534)        $ (4,578)           $  2,497

  Net income (loss) per
   share of common stock                     $   (.12)       $   (.30)        $   (.09)           $    .05

  Weighted average shares
   outstanding                                 50,965          51,040           51,040              51,045

Year ended December 31, 1995:
  Net sales                                  $250,875        $283,474         $255,339            $234,251

  Cost of sales                               169,768         187,896          169,058             149,462
  Operating income                             41,968          57,549           50,590              49,612

      Net income                             $ 13,062        $ 21,002         $ 17,426      $ 34,119(a)

  Net income per share of
   common stock                              $    .26        $    .41         $    .34      $    .66(a)

  Weighted average shares
   outstanding                                 51,176          51,552           51,628              51,486

(a) Income tax benefits in the fourth quarter of 1995 include the recognition of $10 million of deferred tax assets related to the expected realization of the tax benefit of certain tax credits resulting from the Company's return to profitability and $6.6 million related to the reduction in U.S./Canada dividend withholding tax rates. See Note 13.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


     Our report on the consolidated financial statements of NL Industries, Inc. is included on page F-2 of this Annual Report on Form 10-K. As discussed in Notes 2 and 19 to the consolidated financial statements, the Company changed its method of accounting for marketable securities in 1993. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                              COOPERS & LYBRAND L.L.P.

Houston, Texas
February 8, 1996

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 1994 and 1995

                                 (In thousands)


                                                                                  1994             1995

Current assets:
  Cash and cash equivalents                                                      $  18,371         $  40,080
  Marketable securities                                                             25,165              -
  Accounts and notes receivable                                                      1,274               203
  Receivable from subsidiaries                                                       2,854             4,273
  Refundable income taxes                                                             -                1,662
  Prepaid expenses                                                                     747               729

      Total current assets                                                          48,411            46,947

Other assets:

  Marketable securities                                                             21,329            20,944
  Notes receivable from subsidiary                                                 366,409           382,034
  Investment in subsidiaries                                                      (181,751)          (89,395)
  Other                                                                              9,214             7,582

      Total other assets                                                           215,201           321,165

Property and equipment, net                                                          3,732             3,562

                                                                                 $ 267,344         $ 371,674

Current liabilities:
  Accounts payable and accrued liabilities                                       $  33,248         $  28,116
  Payable to affiliates                                                              4,783             3,498
  Income taxes                                                                         186              -
  Deferred income taxes                                                              1,436             1,905

      Total current liabilities                                                     39,653            33,519

Noncurrent liabilities:
  Long-term debt                                                                   366,409           382,034
  Deferred income taxes                                                              9,546            10,211
  Accrued pension cost                                                              14,021            10,835
  Accrued postretirement benefits cost                                              40,711            37,430
  Other                                                                             90,086           107,066

      Total noncurrent liabilities                                                 520,773           547,576

Shareholders' deficit                                                             (293,082)         (209,421)

                                                                                 $ 267,344         $ 371,674

Contingencies (Note 4)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       Condensed Statements of Operations

                  Years ended December 31, 1993, 1994 and 1995

                                 (In thousands)


                                                            1993              1994             1995

Revenues and other income:
  Equity in income (loss) of
   subsidiaries                                                $ (49,766)        $  7,925         $ 99,734
  Interest and dividends                                           3,622            2,538            2,739
  Interest income from subsidiary                                  8,358           43,157           45,551
  Securities transactions                                          3,637           (1,220)           1,175
  Other income, net                                                2,597            3,135              460

                                                                 (31,552)          55,535          149,659
Costs and expenses:
  General and administrative                                      44,113           69,875           27,079
  Interest                                                        13,771           44,003           45,842

                                                                  57,884          113,878           72,921

      Income (loss) before income
       taxes, extraordinary item and
       cumulative effect of change in
       accounting principle                                      (89,436)         (58,343)          76,738

Income tax benefit                                                 6,225           34,361            8,871

      Income (loss) before
       extraordinary item and
       cumulative effect of change in
       accounting principle                                      (83,211)         (23,982)          85,609

Extraordinary item - equity in income
 of subsidiaries                                                 (27,815)            -                -

Cumulative effect of change in
 accounting principle - NL                                         1,217             -                -

      Net income (loss)                                        $(109,809)        $(23,982)        $ 85,609

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1993, 1994 and 1995

                                 (In thousands)


                                                                       1993             1994              1995

Cash flows from operating activities:
  Net income (loss)                                                   $(109,809)         $(23,982)        $ 85,609
  Undistributed earnings of subsidiaries:
    Equity in (income) loss before
     extraordinary item and cumulative
     effect of change in accounting
     principle                                                           49,766            (7,925)         (99,734)
    Extraordinary item                                                   27,815              -                -
  Distributions from subsidiaries                                          -               30,000           15,000
  Noncash interest expense                                                  165               845              842
  Deferred income taxes                                                   1,510           (20,577)           1,411
  Securities transactions                                                (3,637)            1,220           (1,175)
  Cumulative effect of change in
   accounting principle                                                  (1,217)             -                -
  Other, net                                                             (1,268)           (3,836)          (5,819)

                                                                        (36,675)          (24,255)          (3,866)

  Change in assets and liabilities, net                                  14,428            23,263            8,042
  Marketable trading securities:
    Purchases                                                              -                 (870)            (762)
    Dispositions                                                           -               15,530           27,102

      Net cash provided (used) by
       operating activities                                             (22,247)           13,668           30,516

Cash flows from investing activities:
  Investment in subsidiary                                               (6,478)           (6,630)          (9,062)
  Capital expenditures                                                       (4)             (126)             (33)
  Loans to subsidiaries                                                (341,500)             -                -
  Purchases of marketable securities                                    (10,899)             -                -
  Proceeds from disposition of marketable
   securities                                                            69,232              -                -
  Other, net                                                                667               402               10

      Net cash used by investing activities                            (288,982)           (6,354)          (9,085)


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 1993, 1994 and 1995

                                 (In thousands)


                                                                    1993            1994           1995

Cash flows from financing activities:
  Borrowings of (principal payments on):
    Long-term debt                                                   $ 327,340         $  (170)        $  -
    Loans from affiliates                                              (16,047)           -               -
  Other, net                                                              -                120             278

      Net cash provided (used) by
       financing activities                                            311,293             (50)            278

Cash and cash equivalents:
  Increase (decrease) from:
    Operating activities                                               (22,247)         13,668          30,516
    Investing activities                                              (288,982)         (6,354)         (9,085)
    Financing activities                                               311,293             (50)            278

  Net change from operating, investing
   and financing activities                                                 64           7,264          21,709
  Balance at beginning of year                                          11,043          11,107          18,371

  Balance at end of year                                             $  11,107         $18,371         $40,080



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


NOTE 2 - NET RECEIVABLE FROM (PAYABLE TO) subsidiaries and affiliates:

                                                                                 December 31,
                                                                               1994
                                                                                                1995
                                                                                       (In thousands)

Current:
  Tremont Corporation                                                            $ (4,780)        $ (3,525)
  Other                                                                                (3)              27

  Kronos and Rheox:
    Income taxes                                                                   (1,043)             567
    Other, net                                                                      3,897            3,706

                                                                                 $ (1,929)        $    775

Noncurrent:
  Note receivable - Kronos                                                       $366,409         $382,034

NOTE 3 - LONG-TERM DEBT:

                                                                                 December 31,
                                                                               1994
                                                                                                1995
                                                                                       (In thousands)

11.75% Senior Secured Notes                                                      $250,000         $250,000
13% Senior Secured Discount Notes                                                 116,409          132,034

                                                                                 $366,409         $382,034

     See Note 10 of the Consolidated Financial Statements for a description of the Notes.


     The aggregate maturities of the Company's long-term debt at December 31, 1995 are shown in the table below.

                                                                                                Amount
                                                                                            (In thousands)

Senior Secured Notes due 2003                                                                     $250,000
Senior Secured Discount Notes due 2005                                                             187,500
                                                                                                   437,500
Less unamortized original issue discount on the
 Senior Secured Discount Notes                                                                      55,466

                                                                                                  $382,034

     The Company and Kronos have agreed, under certain circumstances, to provide
Kronos' principal international subsidiary   with up to  DM 125  million through
January 1, 2001.


NOTE 4 - CONTINGENCIES:

See Legal proceedings in Note 18 to the Consolidated Financial Statements.

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              (In thousands)

                                                  Balance at        Charged to
                                                  beginning         costs and
                   Description                     of year           expenses       Deductions

Year ended December 31, 1995:
  Allowance for doubtful accounts
   and notes receivable                                  $  3,749        $   289    $  (166)(a)

  Amortization of intangibles                            $ 16,149         $3,241    $  -

  Valuation allowance for deferred
   income taxes                                          $164,500        $(9,588)   $  -

Year ended December 31, 1994:
  Allowance for doubtful accounts
   and notes receivable                                  $  3,008        $ 1,141    $  (616)(a)

  Amortization of intangibles                            $ 11,941        $ 2,901    $  -

  Valuation allowance for deferred
   income taxes                                          $133,377        $24,309    $  -

Year ended December 31, 1993:
  Allowance for doubtful accounts
   and notes receivable                                  $  2,385        $ 1,216    $  (476)(a)

  Amortization of intangibles                            $  9,792        $ 2,863    $  -

  Valuation allowance for deferred
   income taxes                                          $ 86,031        $50,562(b) $  -

                                                   Currency
                                                  translation                       Balance at
                   Description                    adjustments         Other         end of year

Year ended December 31, 1995:
  Allowance for doubtful accounts
   and notes receivable                                  $   167         $  -             $  4,039

  Amortization of intangibles                            $ 1,172         $  -             $ 20,562

  Valuation allowance for deferred
   income taxes                                          $ 6,451    $34,206(c)            $195,569

Year ended December 31, 1994:
  Allowance for doubtful accounts
   and notes receivable                                  $   216         $  -             $  3,749

  Amortization of intangibles                            $ 1,307         $  -             $ 16,149

  Valuation allowance for deferred
   income taxes                                          $ 6,814         $  -             $164,500

Year ended December 31, 1993:
  Allowance for doubtful accounts
   and notes receivable                                  $  (117)        $  -             $  3,008

  Amortization of intangibles                            $  (714)        $  -             $ 11,941

  Valuation allowance for deferred
   income taxes                                          $(3,216)        $  -             $133,377


(a)  Amounts written off, less recoveries.
(b)  Includes amounts recorded as part of extraordinary item.
(c) Direct offset to the increase in gross deferred income tax assets resulting from recharacterization ofcertain tax attributes due primarily to changes in certain income tax return elections.