Form 10-Q
period 1996-03-31
NL INDUSTRIES INC
filed 1996-05-08
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640


                              NL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



          New Jersey                                   13-5267260
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas    77060-2544
     (Address of principal executive offices)         (Zip Code)



Registrant's telephone number, including area code:   (713)  423-3300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing
requirements for the past 90 days.   Yes    X     No






Number of shares of common stock outstanding on May 6, 1996:  51,105,344

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                  Page
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.

          Consolidated Balance Sheets - December 31, 1995
           and March 31, 1996                                      3-4

          Consolidated Statements of Operations - Three

           months ended March 31, 1995 and 1996                     5

          Consolidated Statement of Shareholders' Deficit
           - Three months ended March 31, 1996                      6

          Consolidated Statements of Cash Flows - Three
           months ended March 31, 1995 and 1996                    7-8

          Notes to Consolidated Financial Statements              9-14

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    15-18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                       19-20

  Item 6. Exhibits and Reports on Form 8-K                         20

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                               December 31,             March 31,
                                                                       1995                    1996

Current assets:
  Cash and cash equivalents                                               $  141,333            $  113,058
  Accounts and notes receivable                                              147,428               168,990
  Refundable income taxes                                                      4,941                 1,801
  Inventories                                                                251,630               257,497
  Prepaid expenses                                                             3,217                 6,184
  Deferred income taxes                                                        2,522                 2,477

      Total current assets                                                   551,071               550,007


Other assets:
  Marketable securities                                                       20,944                24,176
  Investment in joint ventures                                               185,893               184,612
  Prepaid pension cost                                                        22,576                23,591
  Deferred income taxes                                                          788                   910
  Other                                                                       31,165                28,679

      Total other assets                                                     261,366               261,968

Property and equipment:
  Land                                                                        22,902                22,453
  Buildings                                                                  166,349               164,445
  Machinery and equipment                                                    648,458               646,708
  Mining properties                                                           97,190                96,527
  Construction in progress                                                    11,187                11,967
                                                                             946,086               942,100
  Less accumulated depreciation and depletion                                486,870               485,993

      Net property and equipment                                             459,216               456,107



                                                                          $1,271,653            $1,268,082

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND SHAREHOLDERS' DEFICIT                              December 31,         March 31,
                                                                          1995                1996

Current liabilities:
  Notes payable                                                         $   39,247              $   37,968
  Current maturities of long-term debt                                      43,369                  43,986
  Accounts payable and accrued liabilities                                 165,985                 152,429
  Payable to affiliates                                                     10,181                  10,031
  Income taxes                                                              40,088                  39,494
  Deferred income taxes                                                      3,555                   3,569

      Total current liabilities                                            302,425                 287,477

Noncurrent liabilities:
  Long-term debt                                                           740,334                 760,624
  Deferred income taxes                                                    157,192                 151,188
  Accrued pension cost                                                      69,311                  62,742
  Accrued postretirement benefits cost                                      60,235                  59,687
  Other                                                                    148,511                 143,133

      Total noncurrent liabilities                                       1,175,583               1,177,374

Minority interest                                                            3,066                     268

Shareholders' deficit:
  Common stock                                                               8,355                   8,355
  Additional paid-in capital                                               759,281                 759,281
  Adjustments:
    Currency translation                                                  (126,934)               (125,030)
    Pension liabilities                                                     (1,908)                 (1,908)
    Marketable securities                                                     (525)                  1,575
  Accumulated deficit                                                     (481,432)               (473,097)
  Treasury stock                                                          (366,258)               (366,213)

      Total shareholders' deficit                                         (209,421)               (197,037)

                                                                        $1,271,653              $1,268,082

Commitments and contingencies (Note 13)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 1995 and 1996

                      (In thousands, except per share data)


                                                                              1995              1996

Revenues and other income:
  Net sales                                                                      $250,875         $240,440
  Other, net                                                                        2,894           10,548

                                                                                  253,769          250,988

Costs and expenses:

  Cost of sales                                                                   169,768          169,816
  Selling, general and administrative                                              44,172           42,891
  Interest                                                                         20,676           19,139

                                                                                  234,616          231,846

      Income before income taxes and
       minority interest                                                           19,153           19,142

Income tax expense                                                                  5,746            5,740

      Income before minority interest                                              13,407           13,402

Minority interest                                                                     345              (42)

      Net income                                                                 $ 13,062         $ 13,444

Net income per share of common stock                                             $    .26         $    .26

Weighted average common and common equivalent
 shares outstanding                                                                51,176           51,510

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                    Three months ended March 31, 1996

                                              (In thousands)



                                                             Additional                Adjustments

                                                    Common    paid-in       Currency       Pension    Marketable
                                                     stock    capital      translation   liabilities  securities

Balance at December 31, 1995                         $8,355   $759,281     $(126,934)      $(1,908)    $ (525)

Net income                                             -          -              -            -          -

Dividends                                              -          -              -            -          -

Adjustments                                            -          -             1,904         -         2,100

Treasury stock reissued                                -          -             -             -          -

Balance at March 31, 1996                            $8,355   $759,281     $(125,030)      $(1,908)    $1,575


                                                 Accumulated   Treasury
                                                   deficit      stock        Total

Balance at December 31, 1995                     $(481,432)    $(366,258) $(209,421)

Net income                                          13,444          -        13,444

Dividends                                           (5,109)         -        (5,109)

Adjustments                                           -             -         4,004

Treasury stock reissued                               -               45         45

Balance at March 31, 1996                        $(473,097)    $(366,213) $(197,037)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1995 and 1996

                                 (In thousands)


                                                                            1995               1996

Cash flows from operating activities:
  Net income                                                                    $ 13,062          $ 13,444
  Depreciation, depletion and amortization                                         9,326            10,125
  Noncash interest expense                                                         4,646             5,026
  Deferred income taxes                                                            3,286            (4,065)
  Other, net                                                                        (603)           (4,155)

                                                                                  29,717            20,375
  Change in assets and liabilities:
    Accounts and notes receivable                                                (31,375)          (24,052)
    Inventories                                                                   (2,115)          (10,213)
    Prepaid expenses                                                              (3,491)           (3,433)
    Accounts payable and accrued liabilities                                       5,587           (14,573)
    Income taxes                                                                     129             3,153
    Other, net                                                                       (29)           (2,514)
    Marketable trading securities, net                                              (762)             -

      Net cash used by operating activities                                       (2,339)          (31,257)

Cash flows from investing activities:
  Capital expenditures                                                           (12,382)          (12,250)
  Purchase of minority interest                                                     -               (5,168)
  Investment in joint ventures, net                                               (2,371)            1,379
  Other, net                                                                          12                82

      Net cash used by investing activities                                      (14,741)          (15,957)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 1995 and 1996

                                 (In thousands)

                                                                            1995              1996

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                  $  2,095          $ 35,079
    Principal payments                                                           (12,543)          (10,002)
  Dividends                                                                         -               (5,109)
  Other, net                                                                           5              (406)

      Net cash provided (used) by financing
       activities                                                                (10,443)           19,562

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities                                (27,523)          (27,652)
    Currency translation                                                           3,885              (623)
  Balance at beginning of period                                                 131,124           141,333

  Balance at end of period                                                      $107,486          $113,058


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                                          $  4,958            $6,557
  Income taxes                                                                     2,188             6,637


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

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1996 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended March 31, 1995 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the 1996 presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Annual Report").

NOTE 2 - NET INCOME PER SHARE OF COMMON STOCK:

     Net income per share of common stock is based on the weighted average number of common shares and equivalents outstanding. Common stock equivalents, consisting of nonqualified stock options, are excluded from the computation when their effect is antidilutive.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                                                             Three months ended
                                                                                 March 31,
                                                                              1995             1996
                                                                                      (In thousands)
Net sales:
  Kronos                                                                        $217,328          $206,368
  Rheox                                                                           33,547            34,072

                                                                                $250,875          $240,440

Operating income:
  Kronos                                                                        $ 32,453          $ 29,472
  Rheox                                                                            9,515            12,466
                                                                                  41,968            41,938
General corporate income (expense):
  Securities earnings, net                                                         2,469             1,307
  Expenses, net                                                                   (4,608)           (4,964)
  Interest expense                                                               (20,676)          (19,139)

                                                                                $ 19,153          $ 19,142

NOTE 4 - INVENTORIES:

                                                                          December 31,      March 31,
                                                                              1995             1996
                                                                                (In thousands)

Raw materials                                                                   $ 35,075          $ 37,726
Work in process                                                                    9,132             9,899
Finished products                                                                172,330           173,482
Supplies                                                                          35,093            36,390

                                                                                $251,630          $257,497

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                        December 31,          March 31,
                                                                            1995                 1996
                                                                                   (In thousands)
Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains                                                               $ 1,962           $ 3,403
  Unrealized losses                                                               (2,770)             (979)
  Cost                                                                            21,752            21,752

      Aggregate market                                                           $20,944           $24,176

     Net gains and losses from trading securities transactions are composed of:

                                                                                 Three months ended
                                                                                     March 31,
                                                                                 1995            1996
                                                                                       (In thousands)


Unrealized gains                                                                      $ 692          $ -
Realized losses                                                                        (103)           -

                                                                                      $ 589          $ -

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                        December 31,          March 31,
                                                                            1995                 1996
                                                                                   (In thousands)

TiO2 manufacturing joint venture                                                 $183,129           $181,900
Other                                                                               2,764              2,712

                                                                                 $185,893           $184,612

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                        December 31,           March 31,
                                                                            1995                  1996
                                                                                 (In thousands)

Intangible assets, net                                                            $11,803           $ 10,715
Deferred financing costs, net                                                      13,199             12,128
Other                                                                               6,163              5,836

                                                                                  $31,165           $ 28,679

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                        December 31,          March 31,
                                                                            1995                 1996
                                                                                 (In thousands)

Accounts payable                                                                $ 68,734            $ 53,805
Accrued liabilities:
  Employee benefits                                                               49,884              40,875
  Environmental costs                                                              6,000               6,000
  Interest                                                                         6,633              14,234
  Miscellaneous taxes                                                              2,557               2,080
  Other                                                                           32,177              35,435

                                                                                  97,251              98,624

                                                                                $165,985            $152,429

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                        December 31,          March 31,
                                                                            1995                 1996
                                                                                 (In thousands)

Environmental costs                                                             $112,827            $111,630
Insurance claims and expenses                                                     12,088              11,506
Employee benefits                                                                 13,148              12,390
Deferred technology fee income                                                     8,456               5,720
Other                                                                              1,992               1,887

                                                                                $148,511            $143,133

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                        December 31,          March 31,
                                                                            1995                 1996
                                                                                 (In thousands)

Notes payable - Kronos (DM 56,000)                                              $ 39,247            $ 37,968

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes                                                 $250,000            $250,000
    13% Senior Secured Discount Notes                                            132,034             136,210

                                                                                 382,034             386,210
  Kronos:
    DM bank credit facility (DM 397,610 and
     DM 447,610, respectively)                                                   276,895             303,479
    Joint venture term loan                                                       73,286              69,429
    Other                                                                         13,672              13,442

                                                                                 363,853             386,350
  Rheox:
    Bank term loan                                                                37,263              31,534
    Other                                                                            553                 516

                                                                                  37,816              32,050

                                                                                 783,703             804,610

Less current maturities                                                           43,369              43,986

                                                                                $740,334            $760,624

NOTE 11 - INCOME TAXES:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                                             Three months ended
                                                                                  March 31,
                                                                               1995            1996
                                                                                   (In thousands)

Expected tax expense                                                             $ 6,704           $ 6,700
Non-U.S. tax rates                                                                (1,045)           (1,462)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return                                 125               114
Valuation allowance                                                               (1,276)             (709)
U.S. state income taxes                                                              332               364
Other, net                                                                           906               733

      Income tax expense                                                         $ 5,746           $ 5,740

NOTE 12 - OTHER INCOME, NET:

                                                                               Three months ended
                                                                                    March 31,
                                                                                1995            1996
                                                                                       (In thousands)

Securities earnings:
  Interest and dividends                                                           $ 1,880          $1,307
  Securities transactions                                                              589            -

                                                                                     2,469           1,307
Pension curtailment gain                                                              -              4,791
Technology fee income                                                                2,586           3,081
Currency transaction gains (losses), net                                            (2,633)          1,046
Other, net                                                                             472             323

                                                                                   $ 2,894         $10,548

         The Company recognized a pension curtailment gain of $4.8 million in the first quarter of 1996 resulting from the reduction of certain U.S. employee pension benefits.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

     For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings" and (ii) the 1995 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                                                    Three months ended                 %
                                                                         March 31,                   Change
                                                                     1995           1996
                                                                       (In millions)
Net sales:
  Kronos                                                                 $217.4        $206.3           -5%
  Rheox                                                                    33.5          34.1           +2%

                                                                         $250.9        $240.4           -4%

Operating income:
  Kronos                                                                 $ 32.5        $ 29.5           -9%
  Rheox                                                                     9.5          12.4          +31%

                                                                         $ 42.0        $ 41.9           N/C

Percent changes in TiO2:
  Sales volume                                                                                         -11%
  Average selling prices                                                                                +5%
   (in billing currencies)

     Kronos' TiO2 operating income in the first quarter of 1996 decreased from the first quarter of 1995 as higher average selling prices were more than offset by lower production and sales volumes. Kronos' first quarter sales volumes declined 11% from the record sales volumes of the first quarter of 1995. Slow economic activity in markets in which Kronos sells TiO2 contributed to continued soft demand during the first quarter of 1996. While average TiO2 selling prices for the first quarter of 1996 were 5% higher than the first quarter of 1995, average prices for the quarter were 3% lower than the fourth quarter of 1995. Kronos anticipates TiO2 demand will remain soft through at least the first half of 1996.

     Rheox's operating results for the first quarter of 1996 improved compared to the first quarter of 1995 on higher sales volumes and selling prices and included a $2.7 million gain related to the curtailment of certain U.S. employee pension benefits.

     A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales for the first quarter of 1996 by $5 million compared to the first quarter of 1995.

     The following table sets forth certain information regarding general corporate income (expense).

                                                                 Three months ended
                                                                      March 31,               Difference
                                                                 1995             1996
                                                                                (In millions)

Securities earnings                                                   $  2.5        $  1.3           $(1.2)
Corporate expenses, net                                                 (4.6)         (5.0)            (.4)
Interest expense                                                       (20.7)        (19.1)            1.6

                                                                      $(22.8)       $(22.8)          $  -

     Securities earnings were lower due to lower average balances available for investment. Interest expense was lower primarily due to lower variable interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 1995 and 1996 are presented below.

                                                                                        Three months ended
                                                                                             March 31,
                                                                                          1995          1996
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities                                                                  $ (2.3)       $(31.3)
  Investing activities                                                                   (14.7)        (16.0)
  Financing activities                                                                   (10.5)         19.6

      Net cash used by operating, investing and
       financing activities                                                             $(27.5)       $(27.7)

     The TiO2 industry is cyclical, with a peak in selling prices in early 1990 and a trough in the third quarter of 1993. Although selling prices increased significantly since the 1993 trough, prices began declining during the last half of 1995. The Company's cash flows from operations declined during the first quarter of 1996 primarily due to changes in the Company's inventories, receivables and payables (excluding the effect of currency translation).

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. The Company has reached an agreement in principle with the German tax authorities regarding such examinations which will resolve certain significant tax contingencies for years through 1990. The Company expects to finalize assessments and pay tax deficiencies of approximately DM 50 million ($34 million at March 31, 1996), including interest, in settlement of these issues during 1996. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($68 million at March 31, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court rulings. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     Rheox acquired the minority interests of its non-U.S. subsidiaries for $5.2 million in the first quarter of 1996.

     The Company borrowed DM 50 million ($35 million when borrowed) under its DM credit facility during the first quarter of 1996. Repayments of indebtedness in the same period included payments of $5.8 million on the Rheox bank term loan and $3.9 million on the joint venture term loan.

     In the first quarter of 1996, the Company resumed its quarterly dividend by paying a $.10 per share dividend to shareholders aggregating $5.1 million. The Company's ability to continue paying dividends in the near term is contingent upon, among other things, meeting certain covenants of its Senior Notes.

     At March 31, 1996, the Company had cash and cash equivalents aggregating $113 million (27% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $11 million. The Company's subsidiaries had $15 million and $152 million available for borrowing at March 31, 1996 under existing U.S. and non-U.S. credit facilities, respectively, of which $85 million of the non-U.S. amount is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above.

     The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($100 million at March 31, 1996 with respect to domestic sites) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $165 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. Although, no assurance can be given that the Company will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot be reasonably estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may also review opportunities for the acquisition of businesses and assets in the chemicals industry. In the event of any future acquisition, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and in the 1995 Annual Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.


                           PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       Reference is made to the 1995 Annual Report for descriptions of certain previously-reported legal proceedings.

       Gates v. American Cyanamid Co., et al. (I1996-2114). In April 1996, the Company was served with a complaint filed in New York state court which seeks compensatory and punitive damages for personal injury purportedly caused by lead paint and alleges causes of action against the Company and other former lead pigment manufacturers and the Lead Industries Association for negligence, strict products liability, fraud, concert of action, civil conspiracy, enterprise liability, market share liability and alternative liability. The complaint also asserts causes of action against the landlords of the apartments in which plaintiff has lived since 1977. The Company intends to file an answer denying plaintiff's allegations.

       Hines v. Gates, et al. (96-616161). In May 1996, the Company was served with a complaint filed in Michigan state court seeking recovery for personal injury purportedly caused by lead paint and alleging causes of action on behalf of plaintiff against the Company, other former lead pigment manufacturers and others for negligence, negligent failure to warn, breach of warranty, alternative liability and concert of action. The complaint also asserts causes of action against plaintiff's landlord. The Company intends to file an answer denying plaintiff's allegations.

       Skipworth v. Sherwin-Williams Co., et al. In April 1996, the Pennsylvania Supreme Court granted a petition to hear plaintiffs' appeal from the appellate court decision in defendants' favor.

       City of New York, et al. v. Lead Industries Association, et al. In February 1996, defendants' motion for summary judgment on the basis that the fraud claim is time-barred was denied. Defendants have appealed.

       NL Industries, Inc. v. Commercial Union Insurance Cos., et al. On remand from the Court of Appeals, the trial court in April 1996 granted the Company's motion for summary judgment, finding that Commercial Union had a duty to defend the Company in the four lead paint cases which were the subject of the Company's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from the Company and two other insurance carriers in connection with the three lead paint actions on which the court had granted the Company summary judgment in 1991. The court ruled that Commercial Union is entitled to receive such contribution from the Company and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by the Company that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of the Company, the reinsurance costs of which the Company may ultimately be required to bear.

       Portland, Oregon smelter site.  The U.S. EPA has issued a proposed
Record of Decision Amendment changing portions of the cleanup remedy selected for the site. The U.S. EPA estimates the cost of the proposed remedy to be from $10 million to $13 million.

       People of the State of Illinois v. NL Industries, Inc., et al. The Appeals Court has granted the State's motion to reconsider the Court's affirmance of the dismissal of this case. In addition, the U.S. EPA has issued an order to the Company to perform a removal action at the Company's former facility involved in the State of Illinois case. The Company has notified the U.S. EPA that it intends to comply with the order.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)EXHIBITS

           27.1 - Financial Data Schedule for the three-month period ended March 31, 1996.

       (b)REPORTS ON FORM 8-K

           Reports on Form 8-K for the quarter ended March 31, 1996 and through the date of this report:

             January 25, 1996 - reported Items 5 and 7.

             February 15, 1996 - reported Items 5 and 7.

             April 19, 1996 - reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NL INDUSTRIES, INC.
                                               (Registrant)



Date:  May 7, 1996                 By  /s/ Joseph S. Compofelice
                                       Joseph S. Compofelice
                                        Vice President and
                                        Chief Financial Officer


Date:  May 7, 1996                 By  /s/ Dennis G. Newkirk
                                       Dennis G. Newkirk
                                        Vice President and Controller
                                        (Principal Accounting Officer)