Form 10-K405/A
period 1995-12-31
NL INDUSTRIES INC
filed 1996-06-14
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K / A-2


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) - For the fiscal year ended December 31, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K.

        Exhibit No. 99.1, Annual Report of Savings Plan for Employees of NL Industries, Inc. on Form 11-K for the year ended December 31, 1995 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NL INDUSTRIES, INC.
                                                  (Registrant)



Dated:  June 14, 1996              By:  /s/ Dennis G. Newkirk
                                        Dennis G. Newkirk
                                        Vice President
                                         and Controller