Form 10-Q
period 1996-06-30
NL INDUSTRIES INC
filed 1996-08-01
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1996

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






Number of shares of common stock outstanding on July 31, 1996:  51,118,014

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                 Page
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.

          Consolidated Balance Sheets - December 31, 1995
           and June 30, 1996                                      3-4

          Consolidated Statements of Operations - Three months
           and six months ended June 30, 1995 and 1996             5

          Consolidated Statement of Shareholders' Deficit
           - Six months ended June 30, 1996                        6

          Consolidated Statements of Cash Flows - Six
           months ended June 30, 1995 and 1996                    7-8

          Notes to Consolidated Financial Statements             9-14

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   15-18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                       19

  Item 4. Submission of Matters to a Vote of Security Holders     20

  Item 6. Exhibits and Reports on Form 8-K                        20

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                               December 31,            June 30,
                                                                       1995                  1996

Current assets:
  Cash and cash equivalents                                               $  141,333            $  120,094
  Accounts and notes receivable                                              147,428               179,690
  Refundable income taxes                                                      4,941                 2,042
  Inventories                                                                251,630               232,241
  Prepaid expenses                                                             3,217                 6,223
  Deferred income taxes                                                        2,522                 2,126

      Total current assets                                                   551,071               542,416


Other assets:
  Marketable securities                                                       20,944                23,064
  Investment in joint ventures                                               185,893               184,382
  Prepaid pension cost                                                        22,576                23,500
  Deferred income taxes                                                          788                   910
  Other                                                                       31,165                26,577

      Total other assets                                                     261,366               258,433

Property and equipment:
  Land                                                                        22,902                21,930
  Buildings                                                                  166,349               163,083
  Machinery and equipment                                                    648,458               640,792
  Mining properties                                                           97,190                95,630
  Construction in progress                                                    11,187                16,496
                                                                             946,086               937,931
  Less accumulated depreciation and depletion                                486,870               482,115

      Net property and equipment                                             459,216               455,816



                                                                          $1,271,653            $1,256,665

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND SHAREHOLDERS' DEFICIT                              December 31,        June 30,
                                                                          1995              1996

Current liabilities:
  Notes payable                                                         $   39,247              $   26,268
  Current maturities of long-term debt                                      43,369                  73,489
  Accounts payable and accrued liabilities                                 165,985                 147,616
  Payable to affiliates                                                     10,181                   9,831
  Income taxes                                                              40,088                  39,384
  Deferred income taxes                                                      3,555                   2,902

      Total current liabilities                                            302,425                 299,490

Noncurrent liabilities:
  Long-term debt                                                           740,334                 742,919
  Deferred income taxes                                                    157,192                 148,101
  Accrued pension cost                                                      69,311                  60,623
  Accrued postretirement benefits cost                                      60,235                  58,816
  Other                                                                    148,511                 136,197

      Total noncurrent liabilities                                       1,175,583               1,146,656

Minority interest                                                            3,066                     251

Shareholders' deficit:
  Common stock                                                               8,355                   8,355
  Additional paid-in capital                                               759,281                 759,281
  Adjustments:
    Currency translation                                                  (126,934)               (124,027)
    Pension liabilities                                                     (1,908)                 (1,908)
    Marketable securities                                                     (525)                    853
  Accumulated deficit                                                     (481,432)               (466,290)
  Treasury stock                                                          (366,258)               (365,996)

      Total shareholders' deficit                                         (209,421)               (189,732)

                                                                        $1,271,653              $1,256,665

Commitments and contingencies (Note 13)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                           Three months ended                 Six months ended
                                                June 30,                          June 30,
                                            1995              1996            1995             1996

Revenues and other income:

  Net sales                                    $283,474         $263,162         $534,349         $503,602
  Other, net                                      6,121           10,329            9,015           20,877

                                                289,595          273,491          543,364          524,479

Costs and expenses:
  Cost of sales                                 187,896          194,794          357,664          364,610
  Selling, general and
   administrative                                50,448           43,148           94,620           86,039
  Interest                                       21,052           18,516           41,728           37,655

                                                259,396          256,458          494,012          488,304

      Income before income
       taxes and minority
       interest                                  30,199           17,033           49,352           36,175

Income tax expense                                9,056            5,114           14,802           10,854

      Income before minority
       interest                                  21,143           11,919           34,550           25,321

Minority interest                                   141             -                 486              (42)

      Net income                               $ 21,002         $ 11,919         $ 34,064         $ 25,363

Net income per share of
 common stock                                  $    .41         $    .23         $    .66         $    .49

Weighted average common and
 common equivalent shares
 outstanding                                     51,552           51,493           51,469           51,499

                                   NL INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                      Six months ended June 30, 1996

                                              (In thousands)



                                                             Additional                Adjustments
                                                    Common    paid-in       Currency       Pension    Marketable
                                                     stock    capital      translation   liabilities  securities

Balance at December 31, 1995                         $8,355   $759,281     $(126,934)      $(1,908)    $ (525)

Net income                                             -          -              -            -          -

Dividends                                              -          -              -            -          -

Adjustments                                            -          -             2,907         -         1,378

Treasury stock reissued                                -          -             -             -          -

Balance at June 30, 1996                             $8,355   $759,281     $(124,027)      $(1,908)    $  853


                                                 Accumulated   Treasury
                                                   deficit      stock        Total

Balance at December 31, 1995                     $(481,432)    $(366,258) $(209,421)


Net income                                          25,363          -        25,363

Dividends                                          (10,221)         -       (10,221)

Adjustments                                           -             -         4,285

Treasury stock reissued                               -              262        262

Balance at June 30, 1996                         $(466,290)    $(365,996) $(189,732)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1995 and 1996

                                 (In thousands)


                                                                            1995                1996

Cash flows from operating activities:
  Net income                                                                    $ 34,064          $ 25,363
  Depreciation, depletion and amortization                                        19,291            20,076
  Noncash interest expense                                                         9,547            10,250
  Deferred income taxes                                                           16,259            (3,496)
  Other, net                                                                      (5,073)           (8,746)

                                                                                  74,088            43,447
  Change in assets and liabilities:
    Accounts and notes receivable                                                (37,759)          (37,852)
    Inventories                                                                    3,053            10,168
    Prepaid expenses                                                              (5,151)           (3,390)
    Accounts payable and accrued liabilities                                      (7,013)          (13,554)
    Income taxes                                                                 (22,447)            3,620
    Other, net                                                                      (606)           (8,033)
    Marketable trading securities, net                                            23,943              -

      Net cash provided (used) by operating
       activities                                                                 28,108            (5,594)

Cash flows from investing activities:
  Capital expenditures                                                           (26,200)          (31,358)
  Purchase of minority interest                                                     -               (5,168)
  Investment in joint ventures, net                                                1,486             1,632
  Other, net                                                                          33               110

      Net cash used by investing activities                                      (24,681)          (34,784)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 1995 and 1996

                                 (In thousands)


                                                                              1995             1996

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                  $ 25,839          $ 64,712
    Principal payments                                                           (27,326)          (33,112)
  Dividends                                                                         -              (10,221)
  Other, net                                                                         102              (202)

      Net cash provided (used) by financing
       activities                                                                 (1,385)           21,177

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities                                  2,042           (19,201)
    Currency translation                                                           4,098            (2,038)
  Balance at beginning of period                                                 131,124           141,333

  Balance at end of period                                                      $137,264          $120,094


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                                          $ 28,273          $ 27,591
  Income taxes                                                                    21,296            10,702


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

     NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold 55% and 18%, respectively, of NL's outstanding common stock. Contran holds, directly or through subsidiaries, approximately 91% of Valhi's and 44% of Tremont's outstanding common stock.

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1996 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended June 30, 1995 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 3 - BUSINESS SEGMENT INFORMATION:

     The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                         Three months ended                  Six months ended
                                              June 30,                           June 30,
                                           1995             1996              1995              1996
                                                                    (In thousands)
Net sales:
  Kronos                                     $249,393          $228,229         $466,721          $434,597
  Rheox                                        34,081            34,933           67,628            69,005

                                             $283,474          $263,162         $534,349          $503,602

Operating income:
  Kronos                                     $ 47,100          $ 25,443         $ 79,553          $ 54,915
  Rheox                                        10,449            10,655           19,964            23,121
                                               57,549            36,098           99,517            78,036
General corporate income
 (expense):
  Securities earnings, net                      1,926             1,134            4,395             2,441
  Expenses, net                                (8,224)           (1,683)         (12,832)           (6,647)
  Interest expense                            (21,052)          (18,516)         (41,728)          (37,655)

                                             $ 30,199          $ 17,033         $ 49,352          $ 36,175

NOTE 4 - INVENTORIES:

                                                                          December 31,       June 30,
                                                                              1995             1996
                                                                                (In thousands)

Raw materials                                                                   $ 35,075          $ 34,680
Work in process                                                                    9,132             8,439
Finished products                                                                172,330           153,779
Supplies                                                                          35,093            35,343

                                                                                $251,630          $232,241

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                        December 31,          June 30,
                                                                            1995                1996
                                                                                   (In thousands)
Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains                                                               $ 1,962           $ 3,573

  Unrealized losses                                                               (2,770)           (2,261)
  Cost                                                                            21,752            21,752

      Aggregate market                                                           $20,944           $23,064

     Net gains and losses from trading securities transactions are composed of:

                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                      1995           1996         1995            1996
                                                                          (In thousands)

Unrealized gains                                           $422          $ -          $1,115          $ -
Realized gains                                              154            -              50            -

                                                           $576          $ -          $1,165          $ -

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                                        December 31,          June 30,
                                                                            1995                1996
                                                                                   (In thousands)

TiO2 manufacturing joint venture                                                 $183,129           $181,772
Other                                                                               2,764              2,610

                                                                                 $185,893           $184,382

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                                        December 31,           June 30,
                                                                            1995                 1996
                                                                                 (In thousands)

Intangible assets, net                                                            $11,803            $ 9,624
Deferred financing costs, net                                                      13,199             11,410
Other                                                                               6,163              5,543

                                                                                  $31,165            $26,577

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                        December 31,           June 30,
                                                                            1995                 1996
                                                                                 (In thousands)

Accounts payable                                                                $ 68,734            $ 57,147
Accrued liabilities:
  Employee benefits                                                               49,884              33,926
  Environmental costs                                                              6,000               6,000
  Interest                                                                         6,633               7,045
  Miscellaneous taxes                                                              2,557               2,257
  Other                                                                           32,177              41,241

                                                                                  97,251              90,469

                                                                                $165,985            $147,616

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                                        December 31,           June 30,
                                                                            1995                 1996

                                                                                 (In thousands)

Environmental costs                                                             $112,827            $107,684
Insurance claims and expenses                                                     12,088              11,532
Employee benefits                                                                 13,148              12,163
Deferred technology fee income                                                     8,456               3,041
Other                                                                              1,992               1,777

                                                                                $148,511            $136,197


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                        December 31,           June 30,
                                                                            1995                 1996
                                                                                 (In thousands)

Notes payable - Kronos (DM 56,000 and DM 40,000,
 respectively)                                                                  $ 39,247            $ 26,268

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes                                                 $250,000            $250,000
    13% Senior Secured Discount Notes                                            132,034             140,616

                                                                                 382,034             390,616
  Kronos:
    DM bank credit facility (DM 397,609 and
     DM 490,609, respectively)                                                   276,895             322,134
    Joint venture term loan                                                       73,286              65,572
    Other                                                                         13,672              11,699

                                                                                 363,853             399,405
  Rheox:
    Bank term loan                                                                37,263              25,909
    Other                                                                            553                 478

                                                                                  37,816              26,387

                                                                                 783,703             816,408

Less current maturities                                                           43,369              73,489

                                                                                $740,334            $742,919

NOTE 11 - INCOME TAXES:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                                               Six months ended
                                                                                   June 30,
                                                                               1995             1996
                                                                               (In thousands)

Expected tax expense                                                             $17,273           $12,661
Non-U.S. tax rates                                                                (2,263)           (1,954)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return                               1,124               789
Valuation allowance                                                               (2,479)           (1,098)
U.S. state income taxes                                                              538             1,138
Other, net                                                                           609              (682)

      Income tax expense                                                         $14,802           $10,854

NOTE 12 - OTHER INCOME, NET:

                                               Three months ended               Six months ended
                                                    June 30,                        June 30,
                                                 1995           1996            1995            1996
                                                                        (In thousands)

Securities earnings:
  Interest and dividends                            $1,350         $ 1,134         $ 3,230         $ 2,441
  Securities transactions                              576            -              1,165            -

                                                     1,926           1,134           4,395           2,441
Pension curtailment gain                              -               -               -              4,791
Technology fee income                                2,719           2,593           5,305           5,674
Litigation settlement gain                            -              2,756            -              2,756
Currency transaction gains,
 (losses), net                                         716           2,821          (1,917)          3,867
Other, net                                             760           1,025           1,232           1,348

                                                    $6,121         $10,329         $ 9,015         $20,877

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

     For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings," (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and (iii) the 1995 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                             Three months ended        %         Six months ended        %
                                                  June 30,          Change           June 30,         Change
                                             1995       1996                    1995       1996
                                                (In millions)                     (In millions)
Net sales:
  Kronos                                     $249.4     $228.3         -8%      $466.7     $434.6       -7%
  Rheox                                        34.1       34.9         +2%        67.6       69.0       +2%

                                             $283.5     $263.2         -7%      $534.3     $503.6       -6%

Operating income:
  Kronos                                     $ 47.1     $ 25.4        -46%      $ 79.5     $ 54.9      -31%
  Rheox                                        10.4       10.7         +2%        20.0       23.1      +16%

                                             $ 57.5     $ 36.1        -37%      $ 99.5     $ 78.0      -22%

Percent changes in TiO2:
  Sales volume                                                         +4%                              -4%
  Average selling prices (in billing
   currencies)                                                         -7%                              -2%

     Kronos' TiO2 operating income in the second quarter and first half of 1996 decreased from the comparable periods in 1995 due to lower average TiO2 selling prices and lower production volumes. Kronos' average TiO2 selling prices for the second quarter of 1996 were 7% lower than the second quarter of 1995 and 6% lower than the first quarter of 1996. Selling prices at the end of the second quarter of 1996 were 2% lower than the average for the quarter. Kronos' second quarter sales volumes increased 4% compared with the second quarter of 1995 due to improved U.S. sales volumes. Sales volumes in the first half of 1996 decreased 4% compared to the year-earlier period.

     Rheox's operating income for the second quarter of 1996 was slightly higher than the year-earlier period primarily due to higher sales volumes. Rheox's operating income in the first half of 1996 includes a first-quarter $2.7 million gain related to the curtailment of certain U.S. employee pension benefits.

     Based on the continuing decline in TiO2 selling prices during the second quarter and the current TiO2 industry pricing outlook, the Company expects its earnings for the third and fourth quarters of 1996 will be significantly lower than the Company's earnings for the second quarter.

     A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter and first half of 1996 by $10 million and $4 million, respectively, compared to the comparable 1995 periods.

     The following table sets forth certain information regarding general corporate income (expense).

>
                                            Three months ended                 Six months ended
                                                 June 30,        Difference        June 30,       Difference
                                              1995       1996                   1995      1996


Securities earnings                          $  2.0     $  1.1       $(.9)    $  4.4     $  2.4      $(2.0)
Corporate expenses, net                        (8.2)      (1.7)       6.5      (12.8)      (6.6)       6.2
Interest expense                              (21.1)     (18.5)       2.6      (41.7)     (37.7)       4.0

                                             $(27.3)    $(19.1)      $8.2     $(50.1)    $(41.9)     $ 8.2

     Securities earnings were lower due to lower average balances available for investment. Net corporate expenses were lower in the second quarter and first half of 1996 compared to the same periods in 1995 due to lower environmental remediation costs and to a $2.8 million gain recognized in the second quarter of 1996 related to the settlement of certain litigation in which the Company was a plaintiff. Interest expense was lower primarily due to lower variable interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 1995 and 1996 are presented below.

                                                                                         Six months ended
                                                                                             June 30,
                                                                                          1995          1996
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities                                                                  $ 28.1        $ (5.6)
  Investing activities                                                                   (24.7)        (34.8)
  Financing activities                                                                    (1.4)         21.2

      Net cash provided (used) by operating, investing
       and financing activities                                                         $  2.0        $(19.2)

     The TiO2 industry is cyclical and changes in economic conditions within the industry can significantly impact the earnings and operating cash flows of the Company. Although selling prices are significantly above the trough that occurred in the third quarter of 1993, prices began to decline during the last half of 1995. The Company's cash flows from operations declined during the first half of 1996 compared to the first half of 1995 primarily due to lower earnings and relative changes in the Company's working capital, excluding the effect of currency translation.

     Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company has reached an agreement in principle with the German tax authorities regarding examinations which will resolve certain significant tax contingencies for years through 1990. The Company expects to finalize assessments and pay tax deficiencies during 1996 of approximately DM 50 million ($33 million at June 30, 1996), including interest, in settlement of these issues. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($66 million at June 30, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court rulings. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     Rheox acquired the minority interests of its non-U.S. subsidiaries for $5.2 million in the first quarter of 1996.

     The Company borrowed DM 95 million ($64 million when borrowed) under its DM credit facility during the first half of 1996. Repayments of indebtedness in the same period included payments of $11.4 million on the Rheox bank term loan, DM 16 million ($10.4 million when repaid) on DM-denominated notes payables and $7.7 million on the joint venture term loan.

     In the second quarter of 1996, the Company paid a quarterly dividend of $.10 per share to shareholders aggregating $5.1 million. Dividends paid during the first half of 1996 totalled $10.2 million. In July 1996, the Company's Board of Directors declared a quarterly dividend of $.10 per share to be paid in September 1996. The indentures governing the Company's Senior Notes contain minimum interest coverage requirements and other covenants that restrict the Company's ability to pay dividends. The indentures also limit the cumulative dividends paid since the issuance of the Senior Notes to no more than one-half of the Company's aggregate consolidated net income, as defined, during the same period. There can be no assurance that the Company will continue to meet these requirements in the future.

     At June 30, 1996, the Company had cash and cash equivalents aggregating $120 million (32% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $11 million. The Company's subsidiaries had $5 million and $121 million available for borrowing at June 30, 1996 under existing U.S. and non-U.S. credit facilities, respectively, of which $82 million of the non-U.S. amount is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above.

     The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($114 million at June 30, 1996) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $175 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. Although no assurance can be given that the Company will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot be reasonably estimated. In addition, various legislation and administrative regulations are, from time to time, enacted or proposed at the state, local and federal levels seeking to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may also review opportunities for acquisitions or other business combinations in the chemicals industry. In the event of any such transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and in the 1995 Annual Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements.


                           PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

       Reference is made to the 1995 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 for descriptions of certain previously-reported legal proceedings.

       The City of New York, et al. v. Lead Industries Association, Inc., et al. (No. 89-4617). In June 1996, the appeals court reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims. The time in which defendants may request permission to appeal has not yet expired.

       Wright, et al. v. Lead Industries Association, Inc., et al. (Nos. 94-363042 and 94-363043). In June 1996, the trial court granted defendants' motions for summary judgment and dismissed the Company and certain other defendants from the cases. The time in which plaintiffs may appeal has not yet expired.

       Jefferson v. Lead Industries Association, Inc., et al. (No. 95-2835). In June 1996, the trial court granted defendants' motions to dismiss the complaints and entered judgment in favor of all defendants. Plaintiffs have filed a notice of appeal and the appeal is pending.

       German, et al. v. Federal Home Loan Mortgage Corp., et al. (No 93 Civ.
6491). In May 1996, the Company and the other former manufacturers of lead pigments filed motions to dismiss the intervenors' complaint. The motions are pending.

       Pedricktown, New Jersey smelter site. In May 1996, certain PRPs, but not the Company, entered into an administrative consent order with the U.S. EPA to perform the remedial design aspects of the selected remedy.

       Granite City, Illinois smelter site. In June 1996, the City of Granite City brought a motion for a preliminary injunction against the U.S. EPA seeking to enjoin certain aspects of the cleanup after the U.S. EPA recommenced the cleanup of residential yard soils. The Company and the other PRPs joined in the City's motion. The court has not yet ruled on the motion.

       Flacke v. NL Industries, Inc. et al. (Nos. 1842-80 and 3131-92). In June 1996, the previously-reported appeals of the Company and the State of New York were both denied.

       In re: Monangalia Mass II (Nos. 93-C-362, et al.). The Company has been served with asserted claims on behalf of approximately 2,800 plaintiffs.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held its Annual Meeting of Shareholders on May 8, 1996. All the nominees for director were elected with the voting results for each as follows:

           Director                                                  Shares For         Shares Withheld

Joseph S. Compofelice                                                      47,515,680            501,746
J. Landis Martin                                                           47,513,235            504,191
Kenneth R. Peak                                                            47,568,716            448,710
Glenn R. Simmons                                                           47,509,644            507,782
Harold C. Simmons                                                          47,508,973            508,453
Lawrence A. Wigdor                                                         47,504,825            512,601
Admiral Elmo R. Zumwalt, Jr.                                               47,563,541            453,885

       The Company's shareholders also approved the following two proposals with the voting results for each as follows:

                                                           Shares              Shares           Shares
                                                             For               Against         Abstained

(a)   Approval of the Company's
      proposed Variable
      Compensation Plan                                       42,774,928            889,454         134,793

(b)    Approval of proposed amendments
      to the Company's 1989 Long Term
      Performance Incentive Plan                              45,937,514          1,896,135         183,777

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

               10.1 - NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A of the Registrant's Proxy Statement on Schedule 14A for the annual shareholders meeting held May 8, 1996.

               10.2 - 1989 Long Term Performance Incentive Plan of NL Industries, Inc. - incorporated by reference to Exhibit B of the Registrant's Proxy Statement on Schedule 14A for the annual shareholders meeting held May 8, 1996.

               27.1 - Financial Data Schedule for the six-month period ended June 30, 1996.

           (b) REPORTS ON FORM 8-K

               Reports on Form 8-K for the quarter ended June 30, 1996 and through the date of this report:

                 April 19, 1996 - reported Items 5 and 7.
                 May 8, 1996 - reported Items 5 and 7.
                 July 25, 1996 - reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NL INDUSTRIES, INC.
                                               (Registrant)



Date:  July 31, 1996               By  /s/ Joseph S. Compofelice
                                       Joseph S. Compofelice
                                        Vice President and
                                        Chief Financial Officer



Date:  July 31, 1996               By  /s/ Dennis G. Newkirk
                                       Dennis G. Newkirk
                                        Vice President and Controller
                                        (Principal Accounting Officer)