Form 10-Q
period 1996-09-30
NL INDUSTRIES INC
filed 1996-11-13
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                (281)423-3300
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days. Yes X No






Number of shares of common stock outstanding on November 12, 1996:  51,118,014

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1995
             and September 30, 1996                                       3-4

            Consolidated Statements of Operations - Three months
             and nine months ended September 30, 1995 and 1996             5

            Consolidated Statement of Shareholders' Deficit
             - Nine months ended September 30, 1996                        6

            Consolidated Statements of Cash Flows - Nine
             months ended September 30, 1995 and 1996                     7-8

            Notes to Consolidated Financial Statements                   9-14

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15-19


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             20

  Item 6.   Exhibits and Reports on Form 8-K                              21

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                  ASSETS                              December 31, September 30,
                                                         1995           1996
                                                      ------------ -------------

Current assets:
  Cash and cash equivalents ......................     $  141,333     $  130,196
  Accounts and notes receivable ..................        147,428        163,236
  Refundable income taxes ........................          4,941          2,643
  Inventories ....................................        251,630        216,280
  Prepaid expenses ...............................          3,217          6,736
  Deferred income taxes ..........................          2,522          1,791
                                                       ----------     ----------

      Total current assets .......................        551,071        520,882
                                                       ----------     ----------


Other assets:
  Marketable securities ..........................         20,944         22,354
  Investment in joint ventures ...................        185,893        181,382
  Prepaid pension cost ...........................         22,576         23,962
  Deferred income taxes ..........................            788           --
  Other ..........................................         31,165         24,712
                                                       ----------     ----------

      Total other assets .........................        261,366        252,410
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         22,902         22,001
  Buildings ......................................        166,349        163,249
  Machinery and equipment ........................        648,458        643,850
  Mining properties ..............................         97,190         95,673
  Construction in progress .......................         11,187         30,520
                                                       ----------     ----------
                                                          946,086        955,293
  Less accumulated depreciation and depletion ....        486,870        489,355
                                                       ----------     ----------

      Net property and equipment .................        459,216        465,938
                                                       ----------     ----------



                                                       $1,271,653     $1,239,230
                                                       ==========     ==========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




   LIABILITIES AND SHAREHOLDERS' DEFICIT            December 31,   September 30,
                                                        1995           1996
                                                    ------------   -------------

Current liabilities:
  Notes payable ................................    $    39,247     $    26,248
  Current maturities of long-term debt .........         43,369          98,573
  Accounts payable and accrued liabilities .....        165,985         159,512
  Payable to affiliates ........................         10,181           9,134
  Income taxes .................................         40,088          36,123
  Deferred income taxes ........................          3,555           2,837
                                                    -----------     -----------

      Total current liabilities ................        302,425         332,427
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        740,334         711,846
  Deferred income taxes ........................        157,192         145,319
  Accrued pension cost .........................         69,311          57,541
  Accrued postretirement benefits cost .........         60,235          58,107
  Other ........................................        148,511         132,963
                                                    -----------     -----------

      Total noncurrent liabilities .............      1,175,583       1,105,776
                                                    -----------     -----------

Minority interest ..............................          3,066             257
                                                    -----------     -----------

Shareholders' deficit:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        759,281         759,281
  Adjustments:
    Currency translation .......................       (126,934)       (123,702)
    Pension liabilities ........................         (1,908)         (1,908)
    Marketable securities ......................           (525)            391
  Accumulated deficit ..........................       (481,432)       (475,651)
  Treasury stock ...............................       (366,258)       (365,996)
                                                    -----------     -----------

      Total shareholders' deficit ..............       (209,421)       (199,230)
                                                    -----------     -----------

                                                    $ 1,271,653     $ 1,239,230
                                                    ===========     ===========

Commitments and contingencies (Note 13)

         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)




                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                ----------------------    ---------------------
                                   1995         1996         1995        1996
                                ---------    ---------    ---------   ---------
Revenues and other income:
  Net sales .................   $ 255,339    $ 248,462    $ 789,688   $ 752,064
  Other, net ................       7,060        5,013       16,075      25,890
                                ---------    ---------    ---------   ---------

                                  262,399      253,475      805,763     777,954
                                ---------    ---------    ---------   ---------

Costs and expenses:
  Cost of sales .............     169,058      193,271      526,722     557,881
  Selling, general and
   administrative ...........      48,317       45,274      142,937     131,313
  Interest ..................      20,325       18,472       62,053      56,127
                                ---------    ---------    ---------   ---------

                                  237,700      257,017      731,712     745,321
                                ---------    ---------    ---------   ---------

      Income (loss) before
       income taxes and
       minority interest ....      24,699       (3,542)      74,051      32,633

Income tax expense ..........       7,413          698       22,215      11,552
                                ---------    ---------    ---------   ---------

      Income (loss) before
       minority interest ....      17,286       (4,240)      51,836      21,081

Minority interest ...........        (140)           9          346         (33)
                                ---------    ---------    ---------   ---------

      Net income (loss) .....   $  17,426    $  (4,249)   $  51,490   $  21,114
                                =========    =========    =========   =========

Net income (loss) per share
 of common stock ............   $     .34    $    (.08)   $    1.00   $     .41
                                =========    =========    =========   =========

Weighted average common and
 common equivalent shares
 outstanding ................      51,628       51,118       51,522      51,376
                                =========    =========    =========   =========


         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                     Nine months ended September 30, 1996

                                (In thousands)




                                                                     Adjustments
                                           Additional  -------------------------------------
                                  Common    paid-in     Currency      Pension     Marketable   Accumulated   Treasury
                                   stock    capital    translation  liabilities   securities     deficit      stock         Total
                                ---------  ----------  -----------  ------------  ----------   -----------  ---------    ---------

Balance at December 31, 1995    $   8,355   $ 759,281   $(126,934)   $  (1,908)   $    (525)   $(481,432)   $(366,258)   $(209,421)

Net income ..................        --          --          --           --           --         21,114         --         21,114

Dividends ...................        --          --          --           --           --        (15,333)        --        (15,333)

Adjustments .................        --          --         3,232         --            916         --           --          4,148

Treasury stock reissued .....        --          --          --           --           --           --            262          262
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance at September 30, 1996   $   8,355   $ 759,281   $(123,702)   $  (1,908)   $     391    $(475,651)   $(365,996)   $(199,230)
                                =========   =========   =========    =========    =========    =========    =========    =========



         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1995 and 1996

                                (In thousands)




                                                           1995          1996
                                                        ---------     ---------

Cash flows from operating activities:
  Net income .......................................    $  51,490     $  21,114
  Depreciation, depletion and amortization .........       29,208        30,154
  Noncash interest expense .........................       14,368        15,500
  Deferred income taxes ............................       18,245        (4,864)
  Other, net .......................................       (8,382)      (12,401)
                                                        ---------     ---------

                                                          104,929        49,503
  Change in assets and liabilities:
    Accounts and notes receivable ..................      (23,161)      (21,289)
    Inventories ....................................      (14,067)       26,424
    Prepaid expenses ...............................       (3,302)       (3,863)
    Accounts payable and accrued liabilities .......       (2,905)       (1,363)
    Income taxes ...................................      (18,217)         (166)
    Other, net .....................................       (1,794)      (10,994)
    Marketable trading securities, net .............       26,337          --
                                                        ---------     ---------

      Net cash provided by operating activities ....       67,820        38,252
                                                        ---------     ---------

Cash flows from investing activities:
  Capital expenditures .............................      (42,572)      (52,328)
  Purchase of minority interest ....................         --          (5,168)
  Investment in joint ventures, net ................        1,664         4,123
  Other, net .......................................           68           478
                                                        ---------     ---------

      Net cash used by investing activities ........      (40,840)      (52,895)
                                                        ---------     ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Nine months ended September 30, 1995 and 1996

                                (In thousands)




                                                            1995         1996
                                                         ---------    ---------
Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  38,840    $  64,712
    Principal payments ...............................     (47,401)     (43,359)
  Dividends ..........................................        --        (15,333)
  Other, net .........................................         159         (202)
                                                         ---------    ---------

      Net cash provided (used) by financing
       activities ....................................      (8,402)       5,818
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....      18,578       (8,825)
    Currency translation .............................       3,093       (2,312)
  Balance at beginning of period .....................     131,124      141,333
                                                         ---------    ---------

  Balance at end of period ...........................   $ 152,795    $ 130,196
                                                         =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ...............   $  37,079    $  31,485
  Income taxes .......................................      22,388       16,652




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

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1996 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended September 30, 1995 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 3 - Business segment information:

      The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.


                                 Three months ended         Nine months ended
                                    September 30,             September 30,
                               ----------------------    ----------------------
                                  1995         1996         1995        1996
                               ---------    ---------    ---------    ---------
                                               (In thousands)
Net sales:
  Kronos ...................   $ 222,799    $ 215,038    $ 689,520    $ 649,635
  Rheox ....................      32,540       33,424      100,168      102,429
                               ---------    ---------    ---------    ---------

                               $ 255,339    $ 248,462    $ 789,688    $ 752,064
                               =========    =========    =========    =========

Operating income:
  Kronos ...................   $  40,828    $   9,640    $ 120,381    $  64,555
  Rheox ....................       9,762        9,831       29,726       32,952
                               ---------    ---------    ---------    ---------
                                  50,590       19,471      150,107       97,507
General corporate income
 (expense):
  Securities earnings, net .       1,489        1,190        5,884        3,631
  Expenses, net ............      (7,055)      (5,731)     (19,887)     (12,378)
  Interest expense .........     (20,325)     (18,472)     (62,053)     (56,127)
                               ---------    ---------    ---------    ---------

                               $  24,699    $  (3,542)   $  74,051    $  32,633
                               =========    =========    =========    =========


Note 4 - Inventories:


                                                    December 31,   September 30,
                                                        1995            1996
                                                    ------------   -------------
                                                           (In thousands)

Raw materials ............................           $ 35,075           $ 34,548
Work in process ..........................              9,132              7,556
Finished products ........................            172,330            138,169
Supplies .................................             35,093             36,007
                                                     --------           --------

                                                     $251,630           $216,280
                                                     ========           ========

Note 5 - Marketable securities and securities transactions:


                                                      December 31, September 30,
                                                          1995         1996
                                                      ------------ -------------
                                                            (In thousands)
Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains .................................     $  1,962      $  2,183
  Unrealized losses ................................       (2,770)       (1,581)
  Cost .............................................       21,752        21,752
                                                         --------      --------

      Aggregate market .............................     $ 20,944      $ 22,354
                                                         ========      ========


      Net gains from trading securities transactions are composed of:


                                      Three months ended       Nine months ended
                                         September 30,           September 30,
                                      -------------------      -----------------
                                       1995         1996         1995      1996
                                      ------       ------       ------     -----
                                                     (In thousands)

Unrealized gains ..............       $    7       $   --       $1,122       $--
Realized gains ................           --           --           50        --
                                      ------       ------       ------       ---

                                      $    7       $   --       $1,172       $--
                                      ======       ======       ======       ===


Note 6 - Investment in joint ventures:

                                                    December 31,   September 30,
                                                        1995           1996
                                                    ------------   -------------
                                                           (In thousands)

TiO2 manufacturing joint venture ...............        $183,129        $179,423
Other ..........................................           2,764           1,959
                                                        --------        --------

                                                        $185,893        $181,382
                                                        ========        ========

Note 7 - Other noncurrent assets:


                                                      December 31, September 30,
                                                          1995         1996
                                                      ------------ -------------
                                                            (In thousands)

Intangible assets, net .........................         $11,803         $ 8,849
Deferred financing costs, net ..................          13,199          10,534
Other ..........................................           6,163           5,329
                                                         -------         -------

                                                         $31,165         $24,712
                                                         =======         =======


Note 8 - Accounts payable and accrued liabilities:


                                                   December 31,    September 30,
                                                       1995             1996
                                                   ------------    -------------
                                                            (In thousands)

Accounts payable .........................           $ 68,734           $ 58,568
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             49,884             37,627
  Environmental costs ....................              6,000              6,000
  Interest ...............................              6,633             15,718
  Miscellaneous taxes ....................              2,557              2,274
  Other ..................................             32,177             39,325
                                                     --------           --------

                                                       97,251            100,944
                                                     --------           --------

                                                     $165,985           $159,512
                                                     ========           ========


Note 9 - Other noncurrent liabilities:


                                                     December 31,  September 30,
                                                         1995             1996
                                                     ------------  -------------
                                                           (In thousands)

Environmental costs ..........................         $112,827         $107,322
Insurance claims and expenses ................           12,088           11,405
Employee benefits ............................           13,148           12,096
Deferred technology fee income ...............            8,456              463
Other ........................................            1,992            1,677
                                                       --------         --------

                                                       $148,511         $132,963
                                                       ========         ========

Note 10 - Notes payable and long-term debt:


                                                      December 31, September 30,
                                                           1995        1996
                                                      ------------ -------------
                                                               (In thousands)

Notes payable - Kronos (DM 56,000 and DM 40,000,
 respectively) .......................................     $ 39,247     $ 26,248
                                                           ========     ========

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ......................     $250,000     $250,000
    13% Senior Secured Discount Notes ................      132,034      145,064
                                                           --------     --------

                                                            382,034      395,064
  Kronos:
    DM bank credit facility (DM 397,609 and
     DM 490,609, respectively) .......................      276,895      321,938
    Joint venture term loan ..........................       73,286       61,714
    Other ............................................       13,672       11,094
                                                           --------     --------

                                                            363,853      394,746
                                                           --------     --------
  Rheox:
    Bank term loan ...................................       37,263       20,284
    Other ............................................          553          325
                                                           --------     --------

                                                             37,816       20,609
                                                           --------     --------

                                                            783,703      810,419

  Less current maturities ............................       43,369       98,573
                                                           --------     --------

                                                           $740,334     $711,846
                                                           ========     ========


Note 11 - Income taxes:

      The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                            Nine months ended
                                                              September 30,
                                                           --------------------
                                                             1995        1996
                                                           --------    --------
                                                              (In thousands)

Expected tax expense ...................................   $ 25,918    $ 11,422
Non-U.S. tax rates .....................................     (1,501)       (273)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...      1,007         870
Valuation allowance ....................................     (3,183)     (1,150)
U.S. state income taxes ................................        898       1,350
Other, net .............................................       (924)       (667)
                                                           --------    --------

      Income tax expense ...............................   $ 22,215    $ 11,552
                                                           ========    ========

Note 12 - Other income, net:


                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                      -------------------   --------------------
                                         1995       1996      1995        1996
                                      --------   --------   --------    --------
                                                    (In thousands)

Securities earnings:
  Interest and dividends ..........   $  1,482   $  1,190   $  4,712    $  3,631
  Securities transactions .........          7       --        1,172        --
                                      --------   --------   --------    --------

                                         1,489      1,190      5,884       3,631
Pension curtailment gain ..........       --         --         --         4,791
Technology fee income .............      2,685      2,606      7,990       8,280
Litigation settlement gain ........       --         --         --         2,756
Currency transaction gains,
 (losses), net ....................      1,122        624       (795)      4,491
Other, net ........................      1,764        593      2,996       1,941
                                      --------   --------   --------    --------

                                      $  7,060   $  5,013   $ 16,075    $ 25,890
                                      ========   ========   ========    ========


Note 13 - Commitments and contingencies:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Part II, Item 1 -"Legal Proceedings," (ii) the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, and (iii) the 1995 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.


                      Three months ended      %      Nine months ended      %
                         September 30,      Change      September 30,     Change
                      ------------------    ------   -----------------    ------
                        1995      1996                 1995       1996
                       ------    ------               ------     ------
                         (In millions)                  (In millions)

Net sales:
  Kronos .........     $222.8     $215.1     -3%      $689.5     $649.7     -6%
  Rheox ..........       32.5       33.4     +3%       100.2      102.4     +2%
                       ------     ------              ------     ------

                       $255.3     $248.5     -3%      $789.7     $752.1     -5%
                       ======     ======              ======     ======

Operating income:
  Kronos .........     $ 40.8     $  9.7     -76%     $120.4     $ 64.6     -46%
  Rheox ..........        9.8        9.8     N/C        29.7       32.9     +11%
                       ------     ------              ------     ------

                       $ 50.6     $ 19.5     -62%     $150.1     $ 97.5     -35%
                       ======     ======              ======     ======


Percent changes in TiO2:
  Sales volume ...............               +17%                           +3%
  Average selling prices (in
   billing currencies) .......               -15%                           -6%

      Kronos' TiO2 operating income in the third quarter and first nine months of 1996 decreased from the comparable periods in 1995 primarily due to the decline in average TiO2 selling prices. Average TiO2 selling prices for the third quarter of 1996 were 15% lower than the third quarter of 1995 and 6% lower than the second quarter of 1996. Selling prices at the end of the third quarter of 1996 were 15% lower than prices at the end of 1995. The Company expects average TiO2 prices in the fourth quarter to be below the third quarter average. While prices have declined, demand for TiO2 has grown. Kronos' third quarter sales volumes increased 17% compared with the third quarter of 1995 with improved sales volumes worldwide. Sales volumes for the first nine months in 1996 were 3% higher than the comparable period in 1995 primarily due to improved sales volumes in the U.S.

      Rheox's operating income of $9.8 million for the third quarter of 1996 was even with the year-earlier period. Rheox's operating income in the first nine months of 1996 includes a first-quarter $2.7 million gain related to the curtailment of certain U.S. employee pension benefits.

      Based on the continuing decline in TiO2 selling prices during the third quarter and the current TiO2 industry pricing outlook, the Company expects its fourth-quarter net loss will exceed that of the third quarter of 1996 and the Board of Directors has suspended the regular quarterly dividend.

      A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the third quarter and first nine months of 1996 by $4 million and $7 million, respectively, compared to the comparable 1995 periods.

      The following table sets forth certain information regarding general corporate income (expense).


                               Three months ended               Nine months ended
                                  September 30,    Difference     September 30,     Difference
                               ------------------  ----------   -----------------   ----------
                                1995        1996                 1995       1996
                                -----       -----                ----       ----
                                                          (In millions)

Securities earnings ......     $   1.5    $   1.2    $   (.3)   $   5.9    $   3.6    $  (2.3)
Corporate expenses, net ..        (7.1)      (5.7)       1.4      (19.9)     (12.4)       7.5
Interest expense .........       (20.3)     (18.5)       1.8      (62.1)     (56.1)       6.0
                               -------    -------    -------    -------    -------    -------

                               $ (25.9)   $ (23.0)   $   2.9    $ (76.1)   $ (64.9)   $  11.2
                               =======    =======    =======    =======    =======    =======

      Securities earnings were lower due to lower average balances available for investment. Net corporate expenses were lower in the third quarter and first nine months of 1996 compared to the same periods in 1995 due to lower environmental remediation costs. Interest expense was lower primarily due to lower variable interest rates.

      Income tax expense for the third quarter of 1996 differs from a normally-expected effective tax rate because of losses in certain countries for which no tax benefit is currently available and for which recognition of a deferred tax asset is not appropriate.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 1995 and 1996 are presented below.


                                                           Nine months ended
                                                              September 30,
                                                           ------------------
                                                             1995       1996
                                                           -------    -------
                                                              (In millions)
Net cash provided (used) by:
  Operating activities ...............................     $  67.8    $  38.3
  Investing activities ...............................       (40.8)     (52.9)
  Financing activities ...............................        (8.4)       5.8
                                                           -------    -------

      Net cash provided (used) by operating, investing
       and financing activities ......................     $  18.6    $  (8.8)
                                                           =======    =======

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. During the first nine months of 1996, declining TiO2 selling prices unfavorably impacted Kronos' operating income and cash flows from operations compared to the 1995 period. Average selling prices began a downward trend in the last half of 1995 and the Company expects the trend to continue at least for the remainder of the year. The Company expects prices will begin to increase during 1997; however, no assurance can be given that price trends will conform to the Company's expectations and future cash flows will be adversely affected should price trends be lower than the Company's expectations.

      The Company's cash flows from operations also declined in the first nine months of 1995 due to an increase in working capital of $43 million, while working capital remained about the same in the first nine months of 1996, excluding the effect of currency translation. Net changes in working capital used less cash in the 1996 period primarily due to TiO2 production curtailments and higher sales volumes reducing inventory levels during 1996.

      Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company has reached an agreement with the German tax authorities regarding examinations which resolves certain significant tax contingencies for years through 1990. The Company has received certain final assessments and expects to pay tax deficiencies of approximately DM 49 million ($32 million at September 30, 1996), including interest, in the fourth quarter of 1996 in final settlement of the agreed issues. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($66 million at September 30, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court rulings. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         Rheox acquired the minority interests of its non-U.S. subsidiaries for $5.2 million in the first quarter of 1996.

      The Company borrowed DM 95 million ($64 million when borrowed) under its DM credit facility during the first nine months of 1996 and used the proceeds primarily to fund operations. During October 1996, the Company borrowed DM 49 million ($32 million when borrowed) under the DM credit facility to fund the German tax settlement payments described above. Repayments of indebtedness in the first nine months of 1996 included payments of $17.2 million on the Rheox bank term loan, $11.6 million on the joint venture term loan and DM 16 million ($10.4 million when repaid) on DM-denominated notes payable.

      In the third quarter of 1996, the Company paid a quarterly dividend of $.10 per share to shareholders aggregating $5.1 million. Dividends paid during the first nine months of 1996 totaled $15.3 million. In October 1996, the Company's Board of Directors suspended the Company's regular quarterly dividend.

      At September 30, 1996, the Company had cash and cash equivalents aggregating $130 million (36% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $11 million. The Company's subsidiaries had $5 million and $119 million available for borrowing at September 30, 1996 under existing U.S. and non-U.S. credit facilities, respectively, of which $82 million of the non-U.S. amount is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above. In October 1996, the borrowing availability to pay German income tax assessments under the DM credit facility was reduced by $32 million related to the October 1996 borrowings described above. The Company is engaged in discussions with its lenders to modify the repayment terms and covenants of certain of its indebtedness and to refinance certain other indebtedness.

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by the Company, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($114 million at September 30, 1996) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $175 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
Further, there can be no assurance that additional environmental matters will not arise in the future.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1995 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 for descriptions of certain previously-reported legal proceedings.

         Frank D. Seinfeld v. Harold C. Simmons, et al. (Superior Court of New York, Bergen County, Chancery Division, No. C-336-96). Plaintiff brought this action in September 1996 on behalf of himself and derivatively, on behalf of NL, against the Company, Valhi and certain current and former members of the Company's Board of Directors. The complaint alleges, among other things, that the Company's August 1991 "Dutch auction" tender offer was an unfair and wasteful expenditure of the Company's funds. Plaintiff seeks, among other things, to rescind the Company's purchase of approximately 10.9 million shares of its common stock from Valhi pursuant to the Dutch auction. The Company believes, and understands that each of the other defendants believes, the complaint is without merit. The Company intends, and believes that each of the other defendants intends, to defend the action vigorously.

         Ritchie v. NL Industries, et al. (Circuit Court of Marshall County, West Virginia, No. 96-C-179M). In September 1996, the Company was served with a complaint filed in West Virginia state court that seeks compensatory and punitive damages for alleged personal injury caused by lead paint and asserts causes of action against the Company and five other former manufacturers of lead pigment for negligence, strict liability, breach of warranty, fraud, conspiracy, market share liability and alternative liability. In October 1996, defendants removed the case to federal court and filed motions to dismiss.

         The City of New York, et al. v. Lead Industries Association, Inc., et al. (No. 89-4617). In September 1996, defendants' request for permission to appeal was denied.

         Skipworth v. Sherwin-Williams Co., et al. (No. 92-3069). Oral argument was held in this matter in the Pennsylvania Supreme Court in October 1996.

         Wright, et al. v. Lead Industries Association, Inc., et al. (Nos. 94-363042 and 94-363043). In September 1996, the remaining defendants' motion for summary judgment was granted. Plaintiffs have appealed as to all defendants.

         Gates v. American Cyanamid Co., et al. (I1996 - 2114). In July 1996, the Company filed an answer denying plaintiff's allegations.

         Hines  v.  Gates,  et  al.  (96-616161).   In  July  1996,   plaintiffs
voluntarily dismissed the complaint without prejudice.

         NL Industries, Inc. v. Commercial Union Insurance Cos., et al. The Company is seeking interlocutory appellate review of the previously-reported ruling regarding contribution.

         Granite City, Illinois smelter site. In August 1996, the district court denied Granite City's and the PRP's motion for a temporary restraining order and preliminary injunction seeking to enjoin the U.S. EPA from proceeding with the residential component of the cleanup.

         Wagner, et al. v. Anzon, Inc. and NL Industries, Inc. (No. 87-4420). In September 1996, the Superior Court of Pennsylvania affirmed the judgment of the jury verdict for the Company. Plaintiffs have filed an application for reargument in the Superior Court, which the Company has opposed. The application is pending before the Superior Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 - Eighth amendment to the Credit Agreement, dated September 17, 1996, between Rheox, Inc. and Subsidiaries, Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-Agents.

             10.2 - Executive Severance Agreement effective as of February 16, 1994 by and between the Registrant and Joseph S. Compofelice.

             10.3 - Executive Severance Agreement effective as of March 9, 1995 by and between the Registrant and Lawrence A. Wigdor.

             27.1 - Financial Data Schedule for the nine months ended September 30, 1996.

         (b) Reports on Form 8-K

             Reports on Form 8-K for the quarter ended September 30, 1996 and through the date of this report:

                     July 25, 1996 - reported  Items 5 and 7.
                     October 23, 1996 - reported Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                                      (Registrant)



Date:  November 12, 1996                  By   /s/ Joseph S. Compofelice
------------------------                       -------------------------
                                               Joseph S. Compofelice
                                                Vice President and
                                                Chief Financial Officer



Date:  November 12, 1996                  By   /s/ Dennis G. Newkirk
------------------------                       ---------------------
                                               Dennis G. Newkirk
                                                Vice President and Controller
                                                (Principal Accounting Officer)