Form 10-K405
period 1996-12-31
NL INDUSTRIES INC
filed 1997-03-21
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-640

                               NL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

          New Jersey                                             13-5267260
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

16825 Northchase Drive, Suite 1200, Houston, Texas               77060-2544
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:            (281) 423-3300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 20, 1997, 51,144,014 shares of common stock were outstanding. The aggregate market value of the 13,662,324 shares of voting stock held by nonaffiliates as of such date approximated $149 million.

                     Documents incorporated by reference:

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information.

      The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Kronos-Industry," "Kronos-Products and operations," "Kronos-Manufacturing process and raw materials," "Kronos-Competition," "Rheox-Products and operations," "Rheox-Manufacturing process and raw materials," "Patents and Trademarks," "Foreign Operations," and "Regulatory and Environmental Matters," all contained in Item 1. Business, (ii) under the captions "Lead pigment litigation" and "Environmental matters and litigation," both contained in Item 3. Legal Proceedings, and (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Committee, and other public statements.

                                    PART I

ITEM 1.     BUSINESS

General

      NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its operations through its principal wholly-owned subsidiaries, Kronos, Inc. and Rheox, Inc. Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold 56% and 18%, respectively, of NL's outstanding common stock. Contran holds, directly or through subsidiaries, approximately 91% of Valhi's and 44% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board, President and Chief Executive Officer of each of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

      Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of worldwide TiO2 sales volume in 1996. Approximately one-half of Kronos' 1996 sales volume was in Europe, where Kronos is the second largest producer of TiO2. In 1996, Kronos accounted for 86% of the Company's sales and 63% of its operating income. Rheox is the world's largest producer of rheological additives for solvent-based systems.

      The Company's objective is to maximize total shareholder returns by (i) focusing on continued cost control, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and productivity, and (iii) deleveraging as excess liquidity becomes available.

Kronos

  Industry

      Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

      Demand, supply and pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flow. The Company's average TiO2 selling prices have been declining since the last half of 1995, which followed an upturn in TiO2 prices that began in the third quarter of 1993. The Company expects TiO2 prices will begin to increase during the second quarter of 1997 as the impact of recently-announced price increases begin to take effect. Despite the recent decline in TiO2 average selling prices, industry-wide demand for TiO2 grew in 1996, and Kronos' record 1996 sales volume was about 6% higher than 1995. The

Company's expectations as to the future prospects of the TiO2 industry are based upon several factors beyond the Company's control, principally continued worldwide growth of gross domestic product and the absence of technological advancements in or modifications to TiO2 processes that would result in material and unanticipated increases in production efficiencies. To the extent that actual developments differ from the Company's expectations, the Company's and the TiO2 industry's future performance could be unfavorably affected.

      Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 12% share of North American TiO2 sales volume. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. A significant market for TiO2 could emerge in Eastern Europe, the Far East and China if the economies in these countries develop to the point where quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in the Eastern European market. Geographic segment information is contained in Note 3 to the Consolidated Financial Statements.

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

      Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

      Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos' international operations are conducted through Kronos
International, Inc., a Germany-based holding company formed in 1989 to manage and coordinate the Company's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1996 TiO2 sales were to Europe, with 37% to North America and the balance to export markets.

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

  Manufacturing process and raw materials

      TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments in the past few years, and chloride-process production facilities in 1996 represented approximately 56% of industry capacity.

      Kronos produced 373,000 metric tons of TiO2 in 1996, compared to the record 393,000 metric tons produced in 1995 and 357,000 metric tons in 1994. Kronos reduced its production rates in early 1996 in response to softening demand and its high inventory levels at the end of 1995. As demand increased during 1996 and inventories declined, Kronos' production rates were increased to near full capacity in late 1996. Kronos believes its annual attainable production capacity is approximately 400,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). Following the completion of the $35 million debottlenecking expansion of its Leverkusen, Germany chloride-process plant in late 1997, the Company expects its worldwide annual attainable production capacity to increase to approximately 410,000 metric tons.

      The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), approximately 50% of which is owned by RTZ Iron and Titanium Inc. ("RTZ"), an indirect subsidiary of RTZ Corp., under a long-term supply contract that expires in 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia), under a long-term supply contract that expires in 2000. Raw materials under these contracts are expected to meet Kronos' chloride feedstock requirements over the next several years. The Company does not expect to encounter difficulties obtaining new long-term supply contracts prior to the expiration of its existing contracts.

      The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1996. Kronos also purchases sulfate grade slag under contracts negotiated annually with RTZ and, through 1997, with Tinfos Titanium and Iron K/S.

      Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate through the remainder of the decade. Kronos does not anticipate experiencing any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in the countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock.

  TiO2 manufacturing joint venture

      Subsidiaries of Kronos and Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"), each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Tioxide (the "Partners") pursuant to separate offtake agreements.

      A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the daily operations of the joint venture acting under the direction of the supervisory committee.

      The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' transfer price for its share of TiO2 produced is equal to its share of the joint venture's production costs and interest expense. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense is reported as a component of interest expense.

  Competition

      The TiO2 industry is highly competitive. During the early 1990s, supply exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, had a negative impact during the subsequent downturn. During 1994 and the first half of 1995, strong demand growth improved industry capacity utilization and resulted in increases in worldwide TiO2 prices. Kronos believes that the increased demand was partially due to customers stocking inventories. In the second half of 1995 and first half of 1996, customers reduced inventory levels, which reduced industry-wide demand. Demand improved in the second half of 1996, indicating, Kronos believes, that customer inventories had returned to more-normal levels. Price increases were announced in late 1996 by most major TiO2 producers, including Kronos, and the results of such announcements are expected to impact second-quarter 1997 operating results.

No assurance can be given that price trends will conform to the Company's expectations.

      Capacity additions that are the result of construction of grassroot plants in the worldwide TiO2 market require significant capital expenditures and substantial lead time (typically three to five years in the Company's experience) for, among other things, planning, obtaining environmental approvals and construction. No grassroot plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors complete debottlenecking projects at existing plants. Based on the factors described under the caption "Kronos-Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next few years.

      Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. Kronos has an estimated 11% share of worldwide TiO2 sales volume, and believes that it is the leading marketer of TiO2 in a number of countries, including Germany and Canada.

      Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("Du Pont"); Imperial Chemical Industries PLC (Tioxide) ("ICI"); Millennium Chemicals, Inc. (Millennium Inorganic Chemicals, Inc.), formerly a unit of Hanson PLC; Kemira Oy; Kerr-McGee Corporation; Ishihara Sangyo Kaisha, Ltd.; Bayer AG; and Thann et Mulhouse. In January 1997, ICI announced its intention to spin off to its shareholders its Tioxide unit in the next six to eighteen months. These eight competitors have estimated individual worldwide shares of TiO2 sales volume ranging from 3% to 21%, and an estimated aggregate 75% share of TiO2 sales volume. Du Pont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

Rheox

  Products and operations

      Rheological additives control the flow and leveling characteristics for a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox is the world's largest producer of rheological additives for solvent-based systems and is also a supplier of rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for about 80% of Rheox's sales in 1996, with the remainder being principally rheological additives for water-based systems. Rheox introduced a number of new products during the past few years, the majority of which are for water-based systems, which are sold into a larger market than solvent-based systems. The Company believes water-based additives will account for an increasing portion of its sales in the long term.

      Sales of rheological additives generally follow gross domestic product growth in Rheox's principal markets and are influenced by the volume of shipments of the worldwide coatings industry. Since a portion of Rheox's rheological additives are used in industrial coatings, plant and equipment spending has an influence on demand for this product line.

  Manufacturing process and raw materials

      The primary raw materials utilized in the production of rheological additives are bentonite clays, hectorite clays, quaternary amines, polyethylene waxes and castor oil derivatives. Bentonite clays are currently purchased under a three-year contract, renewable through 2004, with a subsidiary of Dresser Industries, Inc. ("Dresser"), which has significant bentonite reserves in Wyoming. This contract assures Rheox the right to purchase its anticipated requirements of bentonite clays for the foreseeable future, and Dresser's reserves are believed to be sufficient for such purpose. Hectorite clays are mined from Company-owned reserves in Newberry Springs, California, which the Company believes are adequate to supply its needs for the foreseeable future. The Newberry Springs ore body contains the largest known commercial deposit of hectorite clays in the world. Quaternary amines are purchased primarily from a joint venture that is 50%-owned by Rheox and are also generally available on the open market from a number of suppliers. Castor oil-based rheological additives are purchased from sources outside the United States. Rheox has a supply contract with a manufacturer of these products which may not be terminated without 180 days notice by either party.

  Competition

      Competition in the specialty chemicals industry generally focuses on product uniqueness, quality and availability, technical service, knowledge of end-use applications and price. Rheox's principal competitors for rheological additives for solvent-based systems are Laporte PLC and Sud-Chemie AG. Rheox's principal competitors for water-based systems are Rohm and Haas Company, Hercules Incorporated, and Union Carbide Corporation.

Research and Development

      The Company's expenditures for research and development and certain technical support programs have averaged approximately $11 million annually during the past three years with Kronos accounting for approximately three-quarters of the annual spending. Research and development activities related to TiO2 are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the United States and are directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

Patents and Trademarks

      Patents held for products and production processes are believed to be important to the Company and contribute to the continuing business activities of Kronos and Rheox. The Company continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. In connection with the formation of the manufacturing joint venture with Tioxide, Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Use by each recipient of the other's technology in Europe was restricted through October 1996. The Company does not expect that the technology sharing arrangement with Tioxide will materially impact the Company's competitive position within the TiO2 industry. See "Kronos - TiO2 manufacturing joint venture."

      The Company's major trademarks, including Kronos, Titanox and Rheox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

Foreign Operations

      The Company's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada, and approximately one-third of Rheox's sales in each of the past three years have been from European production. Approximately three-quarters of the Company's 1996 consolidated sales were to non-U.S. customers, including 13% to customers in areas other than Europe and Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Employees

      As of December 31, 1996, the Company employed approximately 3,100 persons, excluding the joint venture employees, with approximately 400 employees in the United States and approximately 2,700 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

Regulatory and Environmental Matters

      Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to achieve compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

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

      While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany, Belgium and the United Kingdom, each a member of the EU, follow the initiatives of the EU. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that Kronos is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities. The Company also believes that Rheox is in substantial compliance with the environmental regulations in Germany and the United Kingdom.

      The Company has a contract with a third party to treat certain of its Leverkusen and Nordenham, Germany sulfate-process effluents. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant. After December 1998 and under certain circumstances, Kronos may terminate the contract after giving six months notice with regard to the Leverkusen plant.

      In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos is completing the installation of off-gas desulfurization systems at its Norwegian and German plants at an estimated cost of $30 million. The manufacturing joint venture installed a $16 million off-gas desulfurization system at the Louisiana plant and Kronos completed an $11 million water treatment chemical purification project at its Leverkusen, Germany facility in 1996.

      The Quebec provincial government has environmental regulatory authority over Kronos' Canadian chloride and sulfate-process TiO2 production facility in Varennes, Quebec. The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its Canadian sulfate-process TiO2 plant into the St. Lawrence River until June 1994. Kronos completed a waste acid neutralization facility and discontinued discharging untreated waste acid effluents into the St. Lawrence River in June 1994. Notwithstanding the foregoing, in March 1993, Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate-process TiO2 plant. The monetary penalty for these violations, if proven, could be up to Canadian $15 million. Additional charges, if brought, could involve additional penalties. The Company believes that this charge is inconsistent with the extension granted by provincial authorities, referred to above, and is vigorously contesting the charge. A trial date has been set for May 1997.

      The Company's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $3 million in 1997 and $5 million in 1998.

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's ("U.S. EPA") Superfund National Priorities List or similar state lists. See Item 3. "Legal Proceedings."

ITEM 2.     PROPERTIES

      Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. Certain of the Company's properties collateralize long-term debt agreements and the Company's Nordenham TiO2 plant has a lien that secures the German tax authorities, pending resolution of certain tax litigation. See Notes 10 and 13 to the Consolidated Financial Statements.

      Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

      All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

      Specialty chemicals are produced by Rheox at facilities in Charleston, West Virginia; Newberry Springs, California; St. Louis, Missouri; Livingston, Scotland and Nordenham, Germany. A portion of the land under the Livingston, Scotland facility is leased from an unrelated party; all of the remaining production facilities are owned.

ITEM 3.     LEGAL PROCEEDINGS

  Lead pigment litigation

      The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. The Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. The Company is vigorously defending such litigation. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

      In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against the Company, other alleged manufacturers of lead pigment (together with the Company, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions, which were pending in the Civil District Court for the Parish of Orleans, State of Louisiana, were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994, the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995 the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remain pending.

      In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. The Company has answered the remaining portions of the complaint denying all allegations of wrongdoing, and the case is in discovery. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs appealed. In June 1996, the Appellate Division reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims, reinstating those claims. Defendants' motion for summary judgment on the fraud claim was denied in August 1995; defendants have appealed. In December 1995, defendants moved for summary judgment on the basis that the fraud claim was time-barred. In February 1996, the motion was denied and defendants have appealed. Discovery is proceeding.

      In March 1992, the Company was served with a complaint in Skipworth v. Sherwin-Williams Co., et al. (No. 92-3069), Court of Common Pleas, Philadelphia County. Plaintiffs are a minor and her legal guardians seeking damages from lead paint and pigment producers, the LIA, the Philadelphia Housing Authority and the owners of the plaintiffs' premises for bodily injuries allegedly suffered by the minor from lead-based paint. Plaintiffs' counsel has asserted that approximately 200 similar complaints would be served shortly, but no such complaints have yet been served. In April 1994, the court granted defendants' motion for summary judgment and the dismissal was affirmed by the Superior Court in October 1995. In February 1997, the Pennsylvania Supreme Court unanimously affirmed the Superior Court's decision.

      In August 1992, the Company was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, the Company and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In December 1994, the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court. In July 1996, the trial court granted defendants' motion to dismiss the property damage and enterprise liability claims, but denied the remainder of the motion. Discovery is proceeding with respect to class certification.

      In November 1993, the Company was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, the Company answered the complaint, denying liability. Discovery is proceeding.

      In January 1995, the Company was served with complaints in Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al., (Nos. 94-363042 and 363043),
Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment. The complaints, as amended in April 1995, seek more than $100 million in compensatory and punitive damages for alleged strict liability, negligence, conspiracy, fraud and unfair and deceptive trade practices claims. In July 1995, the trial court granted, in part, the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. In June 1996, the trial court granted defendants' motions for summary judgement on plaintiffs' conspiracy claim, and dismissed the Company and certain other defendants from the cases. In September 1996, the trial court granted the remaining defendants' motions for summary judgment. Plaintiffs have appealed as to all defendants.

      In November  1995,  the Company was served with the complaint in Jefferson
v. Lead Industry Association, et. al. (No. 95-2835), filed in the U.S. District Court for the Eastern District of Louisiana. The complaint asserts claims against the LIA and the lead pigment defendants on behalf of a putative class of allegedly injured children in Louisiana. The complaint purports to allege claims for strict liability, negligence, failure to warn, breach of alleged warranties, fraud and misrepresentation, and conspiracy, and seeks actual and punitive damages. The complaint asserts several theories of liability, including joint and several and market share liability. In June 1996, the trial court granted defendants' motions to dismiss the complaint and entered judgment in favor of all defendants. Plaintiffs appealed to the Fifth Circuit Court of Appeals, which affirmed the judgment in favor of all defendants in March 1997.

      In January 1996, the Company was served with a complaint on behalf of individual intervenors in German, et. al. v. Federal Home Loan Mortgage Corp., et. al., (U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941 (RWS)). This class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against the Company and other former manufacturers of lead pigment for medical monitoring, property abatement, and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City. In May 1996, the Company and the other former manufacturers of lead pigments filed motions to dismiss the intervenors' complaint. Class discovery is proceeding.

      In April 1996, the Company was served with a complaint in Gates v. American Cyanamid Co., et al., (No. I1996-2114) Supreme Court, State of New York, Erie County, an action alleging personal injury arising out of exposure to lead pigment. Plaintiff seeks compensatory and punitive damages from the Company, other former lead pigment manufacturers and the LIA based on claims of negligence, strict liability, fraud, concert of action, civil conspiracy, enterprise liability, market share liability and alternative liability. Plaintiff also asserts claims against the landlords of the apartments in which plaintiff has lived since 1977. In July 1996, the Company filed an answer denying plaintiff's allegations of wrongdoing and liability. Discovery is proceeding.

      In September 1996, the Company was served with a complaint in Ritchie v. NL Industries, et al. (U.S. District Court, Northern District of Western Virginia, Civil Action No. 5:96-CV-166), an action originally filed in West Virginia state court on behalf of a minor allegedly injured as a result of exposure to lead pigment. Plaintiffs seeks compensatory and punitive damages from the Company and five other former manufacturers of lead pigment based on claims of negligence, strict liability, breach of warranty, fraud, conspiracy, market share liability and alternative liability. In October 1996, the defendants removed the case to federal court and filed motions to dismiss. Plaintiffs has filed a motion to remand the case to state court. The motions are pending.

      The Company believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

      The Company has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in the Company's favor. In July 1991, the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the Company's reasonable defense costs for such cases. In June 1992, the Company filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in the Company's favor. In August 1993, the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred Company costs in defending those cases. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted the Company's motion for summary judgment, finding that Commercial Union had a duty to defend the Company in the four lead paint cases which were the subject of the Company's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from the Company and two other insurance carriers in connection with the three lead paint actions on which the court had granted the Company summary judgment in 1991. The court ruled that Commercial Union is entitled to receive such contribution from the Company and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by the Company that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of the Company, the reinsurance costs of which the Company may ultimately be required to bear. Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods, the court has not made any final rulings on defense costs or indemnity coverage with respect to the Company's pending environmental litigation. The Court has not made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. The Company has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

  Environmental matters and litigation

      The Company has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

      The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1996, the Company had accrued $113 million for those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to the Company. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. During the first quarter of 1997, the Company's accrual will be increased to include legal fees and other costs of managing and monitoring environmental remediation sites as required by the adoption of the AICPA's Statement of Position 96-1, "Environmental Remediation Liabilities." See Note 2 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $160 million. The Company's estimate of such liability has not been discounted to present value and the

Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

      At Pedricktown, the U.S. EPA divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996, certain PRPs, but not the Company, entered into an administrative consent order with the U.S. EPA to perform the remedial design phase of operable unit one. In addition, the U.S. EPA incurred past costs in the estimated amount of $5 million. The U.S. EPA issued an order with respect to operable unit two in March 1992 to the Company and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. The Company has complied with the order, and the work with respect to operable unit two is completed. The Company has paid approximately 50% of operable unit two costs, or $2.5 million.

      At Granite City, the RIFS is complete, and in 1990 the U.S. EPA selected a remedy estimated at that time to cost approximately $28 million. In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City smelter. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. The Company and the other parties did not implement the order believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against the Company and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995, the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. At that time, the cost of the remedies selected by the U.S. EPA aggregated, in its estimation, $40.8 million to $67.8 million, although its decision stated that the higher amount was not considered to be representative of expected costs. The Company presently is challenging portions of the U.S. EPA's selection of the remedy. The U.S. EPA's current estimate for completion of the cleanup is $24.3 million, and in January 1997, the Company was informed that the U.S. EPA incurred cleanup and other past costs approximating $30 million. There is currently no allocation among the PRPs for these costs.

      Having completed the RIFS at Portland, the Company conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including the Company, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders to the Company and six other PRPs directing the performance of the remedy. The Company and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized the Company and the other PRPs to cease performing most aspects of the selected remedy. The U.S. EPA has issued a proposed Record of Decision Amendment changing portions of the cleanup remedy selected for the site. The U.S. EPA currently estimates the cost of the proposed remedy to be from $10 million to $13 million. Pursuant to an interim allocation, the Company's share of remedial costs is approximately 50%. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against the Company for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. The court granted Gould's motion to amend the complaint to add additional defendants (adjoining current and former landowners and generators). The amended complaint deletes the fraud and punitive damages claims asserted against NL; thus, the pending action is essentially one for reallocation of past and future cleanup costs. Discovery is proceeding. A trial date has been set for September 1997. The Company and the other PRPs performing the cleanup have reached settlement in principle with many of the generators and adjoining landowner defendants.

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

      In January 1989, the State of Illinois brought an action against the Company and several other subsequent owners and operators of the former plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992, the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993, the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. In November 1996, the appeals court reversed the dismissal. The U.S. EPA has issued an order to the Company to perform a removal action at the Company's former facility involved in the State of Illinois case. The Company is complying with the order.


      In 1980, the State of New York commenced litigation against the Company in connection with the operation of a plant in Colonie, New York formerly owned by the Company. Flacke v. NL Industries, Inc., No. 1842-80 ("Flacke I") and Flacke
v. Federal Insurance Company and NL Industries, Inc., No. 3131-92 ("Flacke II"), New York Supreme Court, Albany County. The plant manufactured military and civilian products from depleted uranium and was acquired from the Company by the U.S. Department of Energy ("DOE") in 1984. Flacke I seeks penalties for alleged violations of New York's Environmental Conservation Law, and of a consent order entered into to resolve these alleged violations. Flacke II seeks forfeiture of a $200,000 surety bond posted in connection with the consent order, plus interest from February 1980. The Company denied liability in both actions. The litigation had been inactive from 1984 until July 1993 when the State moved for partial summary judgment for approximately $1.5 million on certain of its claims in Flacke I and for summary judgment in Flacke II. In January 1994, the Company cross-moved for summary judgment in Flacke I and Flacke II. All summary judgment motions have been denied. The Company has reached a settlement in principle with the State.

      Residents in the vicinity of the Company's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from the Company and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. The Company answered the complaint, denying liability. In December 1994, the jury returned a verdict in favor of the Company. Plaintiffs appealed to the Pennsylvania Superior Court, requesting a new trial and in September 1996, the Superior Court affirmed the judgment in favor of the Company. In December 1996, plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court. Plaintiffs' petition is pending. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against the Company with prejudice, and stayed the case pending the outcome of the state court litigation.

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

      At a municipal and industrial waste disposal site in Batavia, New York, the Company and six others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, the Company conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. The Company's RIFS costs were approximately $2 million. In June 1995, the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995, the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. The Company and other PRPs entered into an interim cost sharing arrangement for this phase of work. With respect to the second operable unit, the extension of the municipal water supply, the U.S. EPA estimated the costs at $1.2 million plus annual operation and maintenance costs. The Company and the other PRPs are performing the work comprising operable unit two. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

      See Item 1.  "Business - Regulatory and Environmental Matters."

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

      The Company has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. Various of these actions remain pending. One such case, In re: Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia, Nos. 93-C-362, et al.), involves the consolidated claims of approximately 3,100 plaintiffs. The Company intends to defend these matters vigorously.

      Plaintiff brought the complaint in Frank D. Seinfeld v. Harold C. Simmons, et al. (Superior Court of New York, Bergen County, Chancery Division, No. C-336-96) in September 1996 on behalf of himself and derivatively, on behalf of NL, against the Company, Valhi and certain current and former members of the Company's Board of Directors. The complaint alleges, among other things, that the Company's purchase of shares in an August 1991 "Dutch auction" tender offer was an unfair and wasteful expenditure of the Company's funds that constituted a breach of the defendants' fiduciary duties to the Company's shareholders. Plaintiff seeks, among other things, to rescind the Company's purchase of approximately 10.9 million shares of its common stock from Valhi pursuant to the Dutch auction, and plaintiff has stated that damages sought are $149 million. The Company and the other defendants have answered the complaint and have denied all allegations of wrongdoing. The Company believes, and understands that each of the other defendants believes, that the complaint is without merit. The Company intends, and believes that each of the other defendants intends, to defend the action vigorously. Trial is scheduled to begin in November 1997.

      The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      NL's common stock is listed and traded on the New York and Pacific Stock Exchanges under the symbol "NL." As of March 20, 1997, there were approximately 9,000 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On March 20, 1997, the closing price of NL common stock according to the NYSE Composite Tape was $10-7/8.


                                                          High            Low
                                                        -------         -------
Year ended December 31, 1995:
  First quarter ................................        $13-1/2         $11-3/4
  Second quarter ...............................         16-5/8          11-7/8
  Third quarter ................................         17-1/2          13-1/2
  Fourth quarter ...............................         16-5/8          10-7/8

Year ended December 31, 1996:
  First quarter ................................         14-3/4          12-1/4
  Second quarter ...............................         15-3/8          11-1/2
  Third quarter ................................         12-1/4           9-1/8
  Fourth quarter ...............................         11-1/4           7-5/8


      The Company's Senior Notes generally limit the ability of the Company to pay dividends to 50% of consolidated net income, as defined in the indenture governing the Notes, subsequent to October 1993. At December 31, 1996, no amounts were available for dividends. The Company paid three quarterly cash dividends during 1996 of $.10 per share, beginning with a dividend paid on March 1, 1996. The Company suspended its quarterly dividend in October 1996. The Company did not pay dividends in 1994 or 1995. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     Years ended December 31,
                                  -------------------------------------------------------------
                                     1992         1993         1994         1995         1996
                                  ---------    ---------    ---------    ---------    ---------
                                               (In millions, except per share amounts)

INCOME STATEMENT DATA:
Net sales .....................   $   893.5    $   805.3    $   888.0    $ 1,023.9    $   986.1
Operating income ..............       110.7         62.4        111.4        199.7        113.4
Income (loss) from
 continuing operations ........       (44.6)       (83.2)       (24.0)        85.6         10.8
Net income (loss) .............       (76.4)      (109.8)       (24.0)        85.6         10.8

Per common share:
  Income (loss) from
   continuing operations ......   $    (.88)   $   (1.63)   $    (.47)   $    1.66    $     .21
  Net income (loss) ...........       (1.50)       (2.16)        (.47)        1.66          .21

  Cash dividends ..............   $     .35    $      --    $      --    $      --    $     .30

BALANCE SHEET DATA at year-end:
Cash, cash equivalents
 and current marketable
 securities, including
 restricted cash ..............   $   187.9    $   147.6    $   156.3    $   141.3    $   114.1
Current assets ................       635.8        467.5        486.4        551.1        500.2
Total assets ..................     1,472.1      1,206.5      1,162.4      1,271.7      1,221.4
Current liabilities ...........       248.8        232.5        244.9        302.4        290.3
Long-term debt including
 current maturities ...........     1,035.3        870.9        789.6        783.7        829.0
Shareholders' deficit .........      (146.3)      (264.8)      (293.1)      (209.4)      (203.5)

CASH FLOW DATA:
Operating activities ..........   $   (44.7)   $    (7.3)   $   181.8    $    71.6    $    16.5
Investing activities ..........       234.9        182.0        (32.8)       (62.2)       (67.6)
Financing activities ..........      (223.1)      (155.3)      (132.1)        (3.3)        26.6

OTHER NON-GAAP FINANCIAL DATA:
EBITDA (1) ....................   $   115.1    $    67.2    $   101.3    $   212.1    $   135.6

OTHER DATA:
Net debt (2) ..................   $   847.7    $   723.2    $   633.4    $   681.6    $   740.7
Interest expense, net (3) .....       104.3         95.1         78.9         75.4         70.3
Cash interest expense,
 net (4) ......................        98.0         86.8         60.8         59.7         49.4
Capital expenditures ..........        85.2         48.0         36.9         64.2         66.9

TiO2 sales volumes
 (metric tons in
 thousands) ...................         336          346          376          366          388
Average TiO2 selling
 price index (1983=100) .......         140          128          132          152          139

                                    -22-

(1) EBITDA, as presented, represents operating income less corporate expense, net, plus depreciation, depletion and amortization. EBITDA is presented as a supplement to the Company's operating income and cash flow from operations because the Company believes that EBITDA is a widely accepted financial indicator of cash flows and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, generally accepted accounting principles ("GAAP") operating income or net income as an indicator of the Company's operating performance, or GAAP cash flows from operating, investing and financing activities as a measure of liquidity. EBITDA is not intended to depict funds available for reinvestment or other discretionary uses, as the Company has significant debt requirements and other commitments. Investors should consider certain factors in evaluating the Company's EBITDA, including interest expense, income taxes, noncash income and expense items, changes in assets and liabilities, capital expenditures, investments in joint ventures and other items included in GAAP cash flows as well as future debt repayment requirements and other commitments, including those described in Notes 10, 13 and 17 to the Consolidated Financial Statements. The Company believes that the trend of its EBITDA is consistent with the trend of its GAAP operating income. See "Management's Discussion and Analysis" for a discussion of operating income and cash flows during the last three years and the Company's outlook. EBITDA as a measure of a company's performance may not be comparable to other companies, unless substantially all companies and analysts determine EBITDA as computed and presented herein.

(2) Net debt represents notes payable and long-term debt less cash, cash equivalents (including restricted cash) and current marketable securities.

(3) Interest expense, net represents interest expense less general corporate interest and dividend income.

(4) Cash interest expense, net represents interest expense, net less noncash interest expense (deferred interest expense on the Senior Secured Discount Notes and amortization of deferred financing costs).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

      The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. As discussed below, TiO2 selling prices increased during 1994 and the first half of 1995, but declined in the last half of 1995 and during 1996. Kronos' operating income and margins improved during 1995, but declined in 1996.

      Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. Kronos believes the decline in prices in 1996 was due, in part, to the impact of recent debottlenecking projects increasing capacity, TiO2 customers reducing inventory levels in a period of declining prices, and greater competition for sales volume with more industry capacity available. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business
- Kronos - Industry" and "Competition."

  Net sales and operating income


                                    Years ended December 31,       % Change
                                ------------------------------  ----------------
                                  1994       1995       1996    1995-94  1996-95
                                --------   --------   --------  -------  -------
                                                  (In millions)
Net sales:
  Kronos ....................   $  770.1   $  894.1   $  851.2     +16%     -5%
                                --------   --------   --------
  Rheox .....................      117.9      129.8      134.9     +10%     +4%

                                $  888.0   $1,023.9   $  986.1     +15%     -4%
                                ========   ========   ========
Operating income:
  Kronos ....................   $   80.6   $  161.2   $   71.6    +100%    -56%
  Rheox .....................       30.8       38.5       41.8     +25%     +8%
                                --------   --------   --------

                                $  111.4   $  199.7   $  113.4     +79%    -43%
                                ========   ========   ========

Percent change in TiO2:
  Sales volume ..............                                       -3%     +6%
  Average selling prices
   (in billing currencies) ..                                      +15%     -9%

      Kronos' operating income in 1996 was lower than 1995 primarily due to lower average TiO2 selling prices, partially offset by higher sales volumes. In billing currency terms, Kronos' 1996 average TiO2 selling prices were approximately 9% lower than in 1995. Average selling prices in the fourth quarter of 1996 were 17% lower than the fourth quarter of 1995 and were 3% lower than the third quarter of 1996. Selling prices at the end of 1996 were 17% below year-end 1995 levels, 8% below the average for 1996 and were 1% below the average selling prices during the fourth quarter of 1996. The improvement in Kronos' 1995 results over 1994 was primarily due to 15% higher average TiO2 selling prices and higher TiO2 production volumes, partially offset by lower TiO2 sales volumes.

      Kronos' cost of sales in 1996 was higher than 1995 due to higher sales volumes and higher unit costs, primarily due to lower production levels. Kronos' costs of sales in 1995 was higher than 1994 due to slightly higher manufacturing costs, partially offset by lower sales volumes. As a percentage of net sales, cost of sales increased in 1996 and decreased in 1995 primarily due to the impact on net sales of changes in the average selling price during the respective years.

      Kronos' selling, general and administrative expenses declined in 1996 from the previous year, as a result of continuing cost containment efforts, while 1995's expense was higher than 1994 due to the unfavorable effect of changes in currency exchange rates.

      Record sales volume of 388,000 metric tons of TiO2 in 1996 increased 6% compared to 1995, with improvements in all major markets, including a 10%
increase in North America. Sales volumes in the second half of 1996 were 16% higher than the same period in 1995. In response to soft demand in the first half of 1996 and its high inventory levels at the end of 1995, Kronos curtailed production rates in early 1996. As demand increased during the last half of 1996 and inventories declined, Kronos' production rates were increased to near full capacity in late 1996 and the average capacity utilization was 95% for the year. Kronos' production rates were 94% of its capacity in 1994 and at full capacity in 1995. Approximately one-half of Kronos' 1996 TiO2 sales, by volume, were attributable to markets in Europe with approximately 37% attributable to North America and the balance to other regions.

      Demand, supply and pricing of TiO2 have historically been cyclical. Kronos anticipates its TiO2 operating margins will begin to improve in the second quarter of 1997 as the impact of recently-announced TiO2 price increases takes effect; however, Kronos expects its 1997 operating income will be below that of 1996, primarily because of lower anticipated average TiO2 prices for 1997 compared to 1996 and lower technology fee income. Demand for TiO2 in 1996 increased over 1995 and Kronos expects demand to remain strong in 1997. Kronos believes continued growth in demand should result in significant improvement in average selling prices over the longer term.

      Rheox's operating income improved in 1996 compared to 1995 due to 5% higher sales volumes, lower selling, general and administrative expenses and a $2.7 million gain related to the curtailment of certain U.S. employee pension benefits, partially offset by slightly higher manufacturing costs. Operating income increased in 1995 over 1994 due to 5% higher sales volumes and higher average selling prices, partially offset by higher raw material costs. Rheox's cost of sales increased in 1995 and 1996 over the respective prior year primarily due to higher sales volumes, and cost of sales as a percentage of net sales were approximately the same level in 1994, 1995 and 1996. Selling, general and administrative expenses decreased slightly in 1996 compared to 1995 due to lower variable compensation expense, and selling, general and administrative expenses in 1995 approximated 1994 amounts.

      The Company has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar value of the Company's foreign sales and operating costs is subject to currency exchange rate fluctuations which may slightly impact reported earnings and may affect the comparability of period-to-period operating results. A significant amount of the Company's sales are denominated in currencies other than the U.S. dollar (61% in 1996), principally major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased 1996 sales by $14 million compared to 1995 and increased 1995 sales by $54 million compared to 1994.

  General corporate

      The following table sets forth certain information regarding general corporate income (expense).


                                     Years ended December 31,        Change
                                     1994       1995      1996  1995-94  1996-95
                                    ------    ------    ------  -------  -------
                                             (In millions)

Securities earnings .............. $   3.9   $   7.4    $  4.7   $  3.5  $ (2.7)
Corporate expenses, net ..........   (44.7)    (26.6)    (17.4)    18.1     9.0
Interest expense .................   (83.9)    (81.6)    (75.0)     2.3     6.6
                                    ------    ------    ------   ------  ------

                                   $(124.7)  $(100.8)   $(87.7)  $ 23.9  $ 12.9
                                    ======    ======    ======   ======  ======

      Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Corporate expenses, net in 1996 were lower than 1995 due to lower provisions for environmental remediation cost. Corporate expenses, net were significantly lower in 1995 compared to 1994 due to lower provisions for environmental remediation and litigation costs. The Company expects corporate expenses, net in 1997 will exceed that of 1996, primarily due to approximately $30 million of additional environmental remediation accruals related to the adoption of a new accounting standard. See Note 2 to the Consolidated Financial Statements.

  Interest expense

      Interest expense in 1996 declined compared to 1995 principally due to lower interest rates on variable rate debt, principally Kronos' Deutsche mark-denominated debt, partially offset by higher levels of such DM-denominated debt. Interest expense in 1995 declined compared to 1994 due to lower levels of debt, principally DM-denominated debt, and lower interest rates on such DM-denominated debt. In January 1997, the Company refinanced certain U.S. debt and prepaid certain DM-denominated debt, as discussed in "Liquidity and Capital Resources," and expects its interest expense will be higher in 1997 compared to 1996 as a result of higher anticipated interest rates and average debt levels.

  Provision for income taxes

      The principal reasons for the difference between the U.S. federal statutory income tax rates and the Company's effective income tax rates are explained in Note 13 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In 1994 and 1996, the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to the Company's effective tax rate varying from a normally-expected rate.

      Due to the Company's higher U.S. earnings before taxes in 1995, the Company's valuation allowance was reduced by approximately $10 million due to a change in estimate of the future tax benefit of certain U.S. tax credits which the Company believes satisfies the "more-likely-than-not" recognition criteria. During 1995, the Company also recorded deferred tax benefits of $6.6 million due to the reduction in dividend withholding tax rates pursuant to ratification of the U.S./Canada income tax treaty. The Company's deferred income tax status at December 31, 1996 is discussed in "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below.


                                                     Years ended December 31,
                                                  -----------------------------
                                                   1994        1995       1996
                                                  ------      ------     ------
                                                          (In millions)
Net cash provided (used) by:
  Operating activities .......................    $181.7      $ 71.5     $ 16.5
  Investing activities .......................     (32.8)      (62.2)     (67.6)
  Financing activities .......................    (132.1)       (3.3)      26.6
                                                  ------      ------     ------

Net cash provided (used) by operating,
 investing and financing activities ..........    $ 16.8      $  6.0     $(24.5)
                                                  ======      ======     ======

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. During 1996, declining TiO2 selling prices unfavorably impacted Kronos' operating income and cash flows from operations compared to 1995. Average selling prices began a downward trend in the last half of 1995 and continued throughout 1996. The Company expects prices will begin to increase in the second quarter of 1997; however, no assurance can be given that price trends will conform to the Company's expectations and future cash flows will be adversely affected should price trends be lower than the Company's expectations.

      Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) also contributed to the cash provided by operations in 1994 and 1996; however, such changes used cash in 1995 primarily due to increased inventory levels. In 1994 and 1995, net proceeds of $15 million and $26 million, respectively, from the sale of trading securities are components of the cash provided from operations. Certain German income tax refunds and payments, discussed below, significantly increased cash flows from operating activities during 1994 and decreased cash flows from operating activities in 1996.

      The Company's capital expenditures during the past three years include an aggregate of $67 million ($26 million in 1996) for the Company's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and German and Norwegian off-gas desulfurization systems. The Company's estimated 1997 and 1998 capital expenditures are $35 million and $36 million, respectively, and include $3 million and $5 million, respectively, in the area of environmental protection and compliance primarily related to the off-gas desulfurization systems. The Company spent $9 million in 1995, $18 million in 1996 and plans to spend an additional $8 million in 1997 in capital expenditures related to a debottlenecking project at its Leverkusen, Germany chloride-process TiO2 facility that is expected to increase the Company's worldwide annual attainable production to approximately 410,000 metric tons in 1998. Capital expenditures of the manufacturing joint venture are not included in the Company's capital expenditures. Rheox acquired the minority interests of certain of its non-U.S. subsidiaries for $5.2 million in 1996.

      In 1996, the Company borrowed DM 144 million ($96 million when borrowed) under its DM credit facility and used DM 49 million ($32 million) to fund the German tax settlement payments described below, and used the remainder of the proceeds primarily to fund operations. Repayments of indebtedness in 1996 included payments of $23 million on the Rheox bank term loan, $15 million in payments on the joint venture term loan and DM 16 million ($10 million when repaid) in payments on DM-denominated notes payable. Net repayments of indebtedness in 1995 included $30 million in payments on the Rheox bank term loan and $15 million in payments on the joint venture term loan. In addition, the Company borrowed a net DM 56 million ($40 million when borrowed) under DM-denominated short-term credit lines. In 1994, the Company borrowed DM 75 million ($45 million when borrowed) under the DM credit facility, and repayments of indebtedness included DM 225 million ($140 million when paid) in payments on the DM credit facility, $15 million in payments on the Rheox bank term loan and $15 million in payments on the joint venture term loan.

      In order to improve its near-term liquidity, during January 1997, the Company refinanced its Rheox subsidiary, obtaining a net $125 million of new long-term financing. The net proceeds, along with other available funds, were used to prepay DM 207 million ($127 million when paid) of the Company's DM term loan and to repay DM 43 million ($26 million when paid) of the Company's DM revolving credit facility, leaving DM 130 million ($80 million) available for borrowing at January 31, 1997. As a result of the refinancing and prepayment, the Company's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998). In connection with the prepayment, the Company and its lenders modified certain financial covenants of the DM credit agreement and NL guaranteed the facility.

      At December 31, 1996, the Company had cash and cash equivalents aggregating $114 million (44% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $11 million. At December 31, 1996, after giving pro forma effect for the refinancing discussed above, the Company had cash and cash equivalents aggregating $87 million and the Company's subsidiaries had $9 million and $102 million available for borrowing under U.S. and non-U.S. credit facilities, respectively. At December 31, 1996, the Company had complied with, or had obtained waivers for, all financial covenants governing its debt agreements.

      Dividends paid during 1996 totaled $15.3 million. No dividends were paid in 1994 or 1995. In October 1996, the Company's Board of Directors suspended the Company's quarterly dividend and the Company is currently unable to pay dividends due to certain restrictions under the indentures of the Senior Notes.

      Based  upon  the  Company's   expectations   for  the  TiO2  industry  and
anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from Company's expectations, the Company's liquidity could be adversely affected.

      Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million when received), including interest, on a tentative basis while examination of the Company's German income tax returns continued. The Company subsequently reached an agreement with the German tax authorities regarding such examinations which resolved certain significant tax contingencies for years through 1990. The Company received final assessments and paid certain tax deficiencies of approximately DM 50 million ($32 million), including interest, in settlement of these issues in 1996. The Company considers the agreement to be a favorable resolution of the contingencies and the payment was within previously-accrued amounts for such matters.

      Certain other German tax contingencies remain outstanding and will continue to be litigated. Although the Company believes that it will ultimately prevail in the litigation, the Company has granted a DM 100 million ($64 million at December 31, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurances can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court rulings. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      At December 31, 1996, the Company had net deferred tax liabilities of $152 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $207 million at December 31, 1996, principally related to the U.S. and Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

      In addition to the chemicals businesses conducted through Kronos and Rheox, the Company also has certain interests and associated liabilities relating to certain discontinued or divested businesses and other holdings of marketable equity securities including securities issued by Valhi and other Contran subsidiaries.

      The Company has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3. "Legal Proceedings" and Note 17 to the Consolidated Financial Statements.

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

      The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought and in the future may seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 10 to the Consolidated Financial Statements.

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

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "NL Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the NL Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the NL Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the NL Proxy Statement. See also Note 16 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)  Financial Statements and Schedules

               The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)           Reports on Form 8-K

               Reports on Form 8-K for the quarter ended December 31, 1996 and thereafter through the date of this report.

               October 23, 1996   -  reported Items 5 and 7.
               January 30, 1997   -  reported Items 5 and 7.

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

  4.2 Indenture dated October 20, 1993 governing the Registrant's 11.75% Senior Secured Notes due 2003, including form of Senior Note incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

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

 10.2 Second Amended and Restated Loan Agreement dated as of January 31, 1997 among Kronos International, Inc., Hypobank International S.A., as Agent, and the Banks set forth therein.

 10.3 Amended and Restated Liquidity Undertaking dated October 15, 1993 by the Registrant, Kronos, Inc. and Kronos International, Inc. to Hypobank International S.A., as agent, and the Banks set forth therein - incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.4 Second Amended and Restated Liquidity Undertaking dated January 31, 1997 by the Registrant, Kronos, Inc. and Kronos International, Inc. to and in favor of Hypobank International S.A., as Agent, and the Banks set forth therein.

 10.5 Guaranty dated as of January 31, 1997 made by the Registrant in favor of Hypobank International S.A., as Agent.

 10.6 Credit Agreement dated as of March 20, 1991 between Rheox, Inc. and Subsidiary Guarantors and The Chase Manhattan Bank (National
            Association) and the Nippon Credit Bank, Ltd., as Co-agents incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.7 Amendments 1 and 2 dated May 1, 1991 and February 15, 1992, respectively, to the Credit Agreement between Rheox, Inc. and
            Subsidiary   Guarantors  and  the  Chase  Manhattan  Bank  (National
            Association) and the Nippon Credit Bank, Ltd. as Co-agents incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1992.

 10.8 Third amendment to the Credit Agreement, dated March 5, 1993 between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd as Co-agents
            - incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.9 Fourth and Fifth Amendments to the Credit Agreement, dated September 23, 1994 and December 15, 1994, respectively, between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-agents incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.10 Sixth and Seventh Amendments to the Credit Agreement, dated September 23, 1995 and February 2, 1996, respectively, between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-agents
            - incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.11 Eighth amendment to the Credit Agreement, dated September 17, 1996, between Rheox, Inc. and Subsidiaries, Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-Agents - incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 10.12 Amended and Restated Credit Agreement dated as of January 30, 1997 between Rheox, Inc., the Subsidiary Guarantors Party thereto, the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Bankers Trust Company, as Documentation Agent.

 10.13 Credit Agreement dated as of October 18, 1993 among Louisiana Pigment Company, L.P., as Borrower, the Banks listed therein and Citibank, N.A., as Agent - incorporated by reference to Exhibit
            10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.14 Security Agreement dated October 18, 1993 from Louisiana Pigment Company, L.P., as Borrower, to Citibank, N.A., as Agent incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.15 Security Agreement dated October 18, 1993 from Kronos Louisiana, Inc. as Grantor, to Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.16 KLA Consent and Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.17 Guaranty dated October 18, 1993, from Kronos, Inc., as guarantor, in favor of Lenders named therein, as Lenders, and Citibank, N.A., as Agent - incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.18 Mortgage by Louisiana Pigment Company, L.P. dated October 18, 1993 in favor of Citibank, N.A. - incorporated by reference to Exhibit
            10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.19 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

 10.20 Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 10.21 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.22 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.23 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.24 Amendment No. 1 to Joint Venture Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.25 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.26 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.27 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.28 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana

            Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.29 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.30 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. -
            incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.31 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.32 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.33 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.34* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985 incorporated by reference to Exhibit A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held on April 24, 1985.

 10.35 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.36* 1989 Long Term Performance Incentive Plan of NL Industries, Inc. - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.37* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on

            Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.38* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996.

 10.39* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 incorporated by reference to Appendix A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held April 30, 1992.

 10.40 Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1996.

 10.41 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1996.

 10.42 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1996.

 10.43 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.44* Executive severance agreement effective as of February 16, 1994 by and between the Registrant and Joseph S. Compofelice - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 10.45* Executive severance agreement effective as of March 9, 1995 by and between the Registrant and Lawrence A. Wigdor - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 10.46* Executive Severance Agreement effective as of December 31, 1991 by and between the Registrant and J. Landis Martin - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.47* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.48* Agreement to Defer Bonus Payment dated December 28, 1995 between the Registrant and Lawrence A. Wigdor and related trust agreement incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 21.1       Subsidiaries of the Registrant.

 23.1       Consent of Independent Accountants.

 27.1       Financial Data Schedules for the year ended December 31, 1996.

 99.1 Annual Report of Savings Plan for Employees of NL Industries, Inc. (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 1996.

* Management contract, compensatory plan or arrangement.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NL Industries, Inc.
                                       (Registrant)



                                   By /s/ J. Landis Martin
                                      J. Landis Martin, March 20, 1997
                                      President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:





/s/ J. Landis Martin                   /s/ Harold C. Simmons
-----------------------------------    ----------------------------------------
J. Landis Martin, March 20, 1997       Harold C. Simmons, March 20, 1997
Director, President and                Chairman of the Board
Chief Executive Officer



/s/ Glenn R. Simmons                   /s/ Joseph S. Compofelice
-----------------------------------    ----------------------------------------
Glenn R. Simmons, March 20, 1997       Joseph S. Compofelice, March 20, 1997
Director                               Director, Vice President and
                                       Chief Financial Officer


/s/ Kenneth R. Peak                    /s/ Dr. Lawrence A. Wigdor
-----------------------------------    ----------------------------------------
Kenneth R. Peak, March 20, 1997        Dr. Lawrence A. Wigdor, March 20, 1997
Director                               Director, President and Chief
                                       Executive Officer of Kronos and Rheox


/s/ Elmo R. Zumwalt, Jr.               /s/ Dennis G. Newkirk
-----------------------------------    ----------------------------------------
Elmo R. Zumwalt, Jr., March 20,1997    Dennis G. Newkirk, March 20, 1997
Director                               Vice President and Controller
                                       (Principal Accounting Officer)

                              NL INDUSTRIES, INC.

                          ANNUAL REPORT ON FORM 10-K

                           Items 8, 14(a) and 14(d)

                  Index of Financial Statements and Schedules



Financial Statements                                                  Pages

  Report of Independent Accountants .............................    F-2

  Consolidated Balance Sheets - December 31, 1995 and 1996 ......    F-3 / F-4

  Consolidated Statements of Operations - Years ended
   December 31, 1994, 1995 and 1996 .............................    F-5

  Consolidated Statements of Shareholders' Deficit - Years
   ended December 31, 1994, 1995 and 1996 .......................    F-6

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1994, 1995 and 1996 .............................    F-7 / F-9

  Notes to Consolidated Financial Statements ....................    F-10 / F-36


Financial Statement Schedules

  Report of Independent Accountants .............................    S-1

  Schedule I - Condensed Financial Information of Registrant ....    S-2 / S-7

  Schedule II - Valuation and qualifying accounts ...............    S-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

      We have audited the accompanying consolidated balance sheets of NL Industries, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






                                    COOPERS & LYBRAND L.L.P.

Houston, Texas
February 7, 1997

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1995 and 1996

                     (In thousands, except per share data)




              ASSETS
                                                           1995          1996
                                                       ----------     ----------

Current assets:
  Cash and cash equivalents, including
   restricted cash of $10,104 and $10,895 ........     $  141,333     $  114,115
  Accounts and notes receivable, less
   allowance of $4,039 and $3,813 ................        147,428        138,538
  Refundable income taxes ........................          4,941          9,267
  Inventories ....................................        251,630        232,510
  Prepaid expenses ...............................          3,217          4,219
  Deferred income taxes ..........................          2,522          1,597
                                                       ----------     ----------

      Total current assets .......................        551,071        500,246
                                                       ----------     ----------


Other assets:
  Marketable securities ..........................         20,944         23,718
  Investment in joint ventures ...................        185,893        181,479
  Prepaid pension cost ...........................         22,576         24,821
  Deferred income taxes ..........................            788            223
  Other ..........................................         31,165         24,825
                                                       ----------     ----------

      Total other assets .........................        261,366        255,066
                                                       ----------     ----------


Property and equipment:
  Land ...........................................         22,902         21,963
  Buildings ......................................        166,349        165,479
  Machinery and equipment ........................        648,458        660,333
  Mining properties ..............................         97,190         95,891
  Construction in progress .......................         11,187         13,231
                                                       ----------     ----------
                                                          946,086        956,897

  Less accumulated depreciation and depletion ....        486,870        490,851
                                                       ----------     ----------

      Net property and equipment .................        459,216        466,046
                                                       ----------     ----------

                                                       $1,271,653     $1,221,358
                                                       ==========     ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          December 31, 1995 and 1996

                     (In thousands, except per share data)




   LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                        1995            1996
                                                    -----------     -----------

Current liabilities:
  Notes payable ................................    $    39,247     $    25,732
  Current maturities of long-term debt .........         43,369          91,946
  Accounts payable and accrued liabilities .....        165,985         153,904
  Payable to affiliates ........................         10,181          10,204
  Income taxes .................................         40,088           5,664
  Deferred income taxes ........................          3,555           2,895
                                                    -----------     -----------

      Total current liabilities ................        302,425         290,345
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        740,334         737,100
  Deferred income taxes ........................        157,192         151,221
  Accrued pension cost .........................         69,311          57,941
  Accrued postretirement benefits cost .........         60,235          55,935
  Other ........................................        148,511         132,048
                                                    -----------     -----------

      Total noncurrent liabilities .............      1,175,583       1,134,245
                                                    -----------     -----------

Minority interest ..............................          3,066             249
                                                    -----------     -----------

Shareholders' deficit:
  Preferred stock - 5,000 shares authorized,
   no shares issued or outstanding .............             --              --
  Common stock - $.125 par value; 150,000
   shares authorized; 66,839 shares issued .....          8,355           8,355
  Additional paid-in capital ...................        759,281         759,281
  Adjustments:
    Currency translation .......................       (126,934)       (118,629)
    Pension liabilities ........................         (1,908)         (1,822)
    Marketable securities ......................           (525)          1,278
  Accumulated deficit ..........................       (481,432)       (485,948)
  Treasury stock, at cost (15,748 and 15,721
   shares) .....................................       (366,258)       (365,996)
                                                    -----------     -----------

      Total shareholders' deficit ..............       (209,421)       (203,481)
                                                    -----------     -----------

                                                    $ 1,271,653     $ 1,221,358
                                                    ===========     ===========

Commitments and contingencies (Notes 13 and 17)

         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended December 31, 1994, 1995 and 1996

                     (In thousands, except per share data)




                                             1994          1995         1996
                                         -----------   -----------  -----------

Revenues and other income:
  Net sales ...........................  $   887,954   $ 1,023,939  $   986,074
  Other, net ..........................       44,828        22,241       30,480
                                         -----------   -----------  -----------

                                             932,782     1,046,180    1,016,554
                                         -----------   -----------  -----------

Costs and expenses:
  Cost of sales .......................      649,745       676,184      738,438
  Selling, general and administrative .      212,516       189,477      177,464
  Interest ............................       83,926        81,617       75,039
                                         -----------   -----------  -----------

                                             946,187       947,278      990,941
                                         -----------   -----------  -----------
    Income (loss) before income
     taxes and minority interest ......      (13,405)       98,902       25,613

Income tax expense ....................        9,734        12,671       14,833
                                         -----------   -----------  -----------

    Income (loss) before minority
     interest .........................      (23,139)       86,231       10,780

Minority interest .....................          843           622          (37)
                                         -----------   -----------  -----------

     Net income (loss) ................  $   (23,982)  $    85,609  $    10,817
                                         ===========   ===========  ===========


Net income (loss) per share of common
 stock and common stock equivalents ...  $      (.47)  $      1.66  $       .21
                                         ===========   ===========  ===========

Weighted average common shares and
 common stock equivalents outstanding .       51,022        51,512       51,350
                                         ===========   ===========  ===========









         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                 Years ended December 31, 1994, 1995 and 1996

                                (In thousands)

                                                               Adjustments
                                                   -----------------------------------
                                        Additional
                              Common     paid-in    Currency      Pension   Marketable Accumulated  Treasury
                               stock     capital   translation  liabilities securities   deficit     stock        Total
                              ---------  --------- -----------  ----------- ---------- -----------  ---------   ---------

Balance at December 31, 1993  $   8,355  $ 759,281  $(115,803)  $  (3,442)  $  (2,164)  $(543,059)  $(367,963)  $(264,795)

Net loss ...................         --         --         --          --          --     (23,982)         --     (23,982)
Treasury stock reissued ....         --         --         --          --          --          --       1,427       1,427
Adjustments ................         --         --     (9,691)      1,807       2,152          --          --      (5,732)
                              ---------  ---------  ---------   ---------   ---------   ---------   ---------   ---------

Balance at December 31, 1994      8,355    759,281   (125,494)     (1,635)        (12)   (567,041)   (366,536)   (293,082)

Net income .................         --         --         --          --          --      85,609          --      85,609
Treasury stock reissued ....         --         --         --          --          --          --         278         278
Adjustments ................         --         --     (1,440)       (273)       (513)         --          --      (2,226)
                              ---------  ---------  ---------   ---------   ---------   ---------   ---------   ---------

Balance at December 31, 1995      8,355    759,281   (126,934)     (1,908)       (525)   (481,432)   (366,258)   (209,421)

Net income .................         --         --         --          --          --      10,817          --      10,817
Common dividends declared -
 $.30 per share ............         --         --         --          --          --     (15,333)         --     (15,333)
Treasury stock reissued ....         --         --         --          --          --          --         262         262
Adjustments ................         --         --      8,305          86       1,803          --          --      10,194
                              ---------  ---------  ---------   ---------   ---------   ---------   ---------   ---------

Balance at December 31, 1996  $   8,355  $ 759,281  $(118,629)  $  (1,822)  $   1,278   $(485,948)  $(365,996)  $(203,481)
                              =========  =========  =========   =========   =========   =========   =========   =========





         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1994, 1995 and 1996

                                (In thousands)




                                              1994          1995        1996
                                           ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss) .....................   $ (23,982)   $  85,609    $  10,817
  Depreciation, depletion and
   amortization .........................      34,592       38,989       39,664
  Noncash interest expense ..............      18,071       19,396       20,959
  Deferred income taxes .................      11,907      (29,248)       2,802
  Minority interest .....................         843          622          (37)
  Net (gains) losses from:
    Securities transactions .............       1,220       (1,175)          --
    Disposition of property and
     equipment ..........................       1,981        2,713        2,312
  Pension cost, net .....................      (2,753)      (7,248)     (12,893)
  Other postretirement benefits, net ....      (3,437)      (4,169)      (5,086)
  Other, net ............................          68         (477)        (126)
                                            ---------    ---------    ---------

                                               38,510      105,012       58,412

  Change in assets and liabilities:
    Accounts and notes receivable .......     (13,152)      (1,483)       2,798
    Inventories .........................      17,778      (57,378)       8,401
    Prepaid expenses ....................       3,221        1,148       (1,426)
    Accounts payable and accrued
     liabilities ........................     (17,343)     (17,700)      (3,311)
    Income taxes ........................     109,243       14,861      (39,424)
    Accounts with affiliates ............      (2,024)      (4,059)       3,229
    Other noncurrent assets .............       2,219        1,587          684
    Other noncurrent liabilities ........      28,706        3,233      (12,825)
    Marketable trading securities:
      Purchases .........................        (870)        (762)          --
      Dispositions ......................      15,530       27,102           --
                                            ---------    ---------    ---------

    Net cash provided by operating
     activities .........................     181,818       71,561       16,538
                                            ---------    ---------    ---------


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1994, 1995 and 1996

                                (In thousands)




                                               1994         1995         1996
                                            ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures ..................   $ (36,931)   $ (64,196)   $ (66,906)
  Purchase of minority interest .........          --           --       (5,168)
  Investment in joint ventures, net .....       3,133        1,793        4,359
  Proceeds from disposition of
   property and equipment ...............         598          182          108
  Other, net ............................         362           --           --
                                            ---------    ---------    ---------

      Net cash used by investing
       activities .......................     (32,838)     (62,221)     (67,607)
                                            ---------    ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings ..........................      44,490       57,556       97,503
    Principal payments ..................    (175,886)     (61,128)     (55,403)
  Dividends paid ........................          --           --      (15,333)
  Other, net ............................        (742)         264         (202)
                                            ---------    ---------    ---------

      Net cash provided (used) by
       financing activities .............    (132,138)      (3,308)      26,565
                                            ---------    ---------    ---------

      Net change during the year from
       operating, investing and
       financing activities .............   $  16,842    $   6,032    $ (24,504)
                                            =========    =========    =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1994, 1995 and 1996

                                (In thousands)




                                             1994         1995       1996
                                            ---------    ---------    ---------

Cash and cash equivalents:
 Net change during the year from:
    Operating, investing and financing
     activities .........................   $  16,842    $   6,032    $ (24,504)
    Currency translation ................       7,689        4,177       (2,714)
                                            ---------    ---------    ---------

                                               24,531       10,209      (27,218)
  Balance at beginning of year ..........     106,593      131,124      141,333
                                            ---------    ---------    ---------

  Balance at end of year ................   $ 131,124    $ 141,333    $ 114,115
                                            =========    =========    =========

Supplemental disclosures - cash paid
 (received) for:
  Interest, net of amounts capitalized ..   $  66,801    $  62,078    $  51,678
  Income taxes, net .....................    (111,418)      27,965       50,400






         See accompanying notes to consolidated financial statements.
                                    F-9

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals).

      Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold 56% and 18%, respectively, of NL's outstanding common stock. Contran holds, directly or through subsidiaries, approximately 91% of Valhi's and 44% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board, President, and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

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

Cash and cash equivalents

      Cash equivalents, including restricted cash, include U.S. Treasury securities purchased under short-term agreements to resell, bank deposits, and government and commercial notes and bills with original maturities of three months or less. Restricted cash of approximately $6 million in 1995 and 1996 is restricted under the Company's joint venture indebtedness agreement and restricted cash of approximately $4 million in 1995 and $5 million in 1996 secures undrawn letters of credit.

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

Long-term debt

      Long-term debt is stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which cash interest payments are not required and deferred financing costs are amortized over the term of the applicable issue, both by the interest method.

Employee benefit plans

      Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 11.

      The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in each of the past three years.

Environmental remediation costs

      Environmental   remediation   costs  are  accrued  when  estimated  future
expenditures are probable and reasonably estimable. The estimated future expenditures are not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 1995 and 1996, no receivables for recoveries have been recognized.

      The Company will adopt the recognition and disclosure requirements of AICPA's Statement of Position No. 96-1, "Environmental Remediation Liabilities," in the first quarter of 1997. The new rule, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. As a result of adopting the new Statement of Position, the Company expects to recognize a noncash cumulative charge of approximately $30 million in the first quarter of 1997. The charge is not expected to materially change the Company's 1997 tax expense due to existing net operating losses for which no benefit is expected to be recognized. Such charge is comprised primarily of estimated future undiscounted expenditures associated with managing and monitoring existing environmental remediation sites. The expenditures consist principally of legal and professional fees, but do not include litigation defense costs with respect to situations in which the Company asserts that no liability exists. Currently, such expenditures are expensed as incurred.

Net sales

      Sales are recognized as products are shipped.

Income taxes

      Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and unconsolidated affiliates not included in the

Company's U.S. tax group (the "NL Tax Group"). The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance. The Company's valuation allowance is equal to the amount of deferred tax assets which the Company believes do not meet the "more-likely-than-not" realization criteria.

Income (loss) per share of common stock

      Income (loss) per share of common stock is based on the weighted average number of common shares and equivalents outstanding. Common stock equivalents, consisting of nonqualified stock options, are excluded from the computation when their effect is antidilutive.

Note 3 - Business and geographic segments:

      The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Specialty chemicals include rheological additives which control the flow and leveling characteristics of a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. General corporate assets consist principally of cash, cash equivalents and marketable securities. At December 31, 1995 and 1996, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $121 million and $124 million, respectively.


                                              Years ended December 31,
                                     -----------------------------------------
                                         1994          1995           1996
                                     -----------    -----------    -----------
                                                   (In thousands)

Business segments

Net sales:
  Kronos ..........................   $   770,077    $   894,149    $   851,179
  Rheox ...........................       117,877        129,790        134,895
                                      -----------    -----------    -----------

                                      $   887,954    $ 1,023,939    $   986,074
                                      ===========    ===========    ===========

Operating income:
  Kronos ..........................   $    80,515    $   161,175    $    71,606
  Rheox ...........................        30,837         38,544         41,767
                                      -----------    -----------    -----------

                                          111,352        199,719        113,373

General corporate income (expense):
  Securities earnings .............         3,855          7,419          4,708
  Expenses, net ...................       (44,686)       (26,619)       (17,429)
  Interest expense ................       (83,926)       (81,617)       (75,039)
                                      -----------    -----------    -----------

                                      $   (13,405)   $    98,902    $    25,613
                                      ===========    ===========    ===========

Capital expenditures:
  Kronos ..........................   $    34,522    $    60,699    $    64,201
  Rheox ...........................         2,283          3,464          2,665
  General corporate ...............           126             33             40
                                      -----------    -----------    -----------

                                      $    36,931    $    64,196    $    66,906
                                      ===========    ===========    ===========



                                              Years ended December 31,
                                         1994          1995            1996
                                     -----------    -----------    -----------
                                                   (In thousands)

  Depreciation, depletion and
   amortization:
    Kronos ........................   $    31,156    $    35,706    $    36,295
    Rheox .........................         3,153          3,089          3,175
    General corporate .............           283            194            194
                                      -----------    -----------    -----------

                                      $    34,592    $    38,989    $    39,664
                                      ===========    ===========    ===========

Geographic areas

  Net sales - point of origin:
    United States .................   $   303,475    $   339,568    $   348,071
    Europe ........................       587,291        703,206        653,828
    Canada ........................       122,957        139,341        139,346
    Eliminations ..................      (125,769)      (158,176)      (155,171)
                                      -----------    -----------    -----------

                                      $   887,954    $ 1,023,939    $   986,074
                                      ===========    ===========    ===========

  Net sales - point of destination:
    United States .................   $   238,568    $   258,850    $   273,110
    Europe ........................       468,915        580,794        523,667
    Canada ........................        64,374         60,472         56,436
    Other .........................       116,097        123,823        132,861
                                      -----------    -----------    -----------

                                      $   887,954    $ 1,023,939    $   986,074
                                      ===========    ===========    ===========

  Operating income:
    United States .................   $    49,358    $    75,650    $    71,914
    Europe ........................        50,273        103,096         27,971
    Canada ........................        11,721         20,973         13,488
                                      -----------    -----------    -----------

                                      $   111,352    $   199,719    $   113,373
                                      ===========    ===========    ===========



                                                    December 31,
                                      ------------------------------------------
                                         1994           1995             1996
                                      ----------      ----------      ----------
                                                   (In thousands)

Identifiable assets

Business segments:
  Kronos .......................      $  950,200      $1,063,369      $1,064,285
  Rheox ........................          83,176          83,620          90,095
  General corporate ............         129,034         124,664          66,978
                                      ----------      ----------      ----------

                                      $1,162,410      $1,271,653      $1,221,358
                                      ==========      ==========      ==========

Geographic segments:
  United States ................      $  308,017      $  311,374      $  303,547
  Europe .......................         594,921         690,353         718,626
  Canada .......................         130,438         145,262         132,207
  General corporate ............         129,034         124,664          66,978
                                      ----------      ----------      ----------

                                      $1,162,410      $1,271,653      $1,221,358
                                      ==========      ==========      ==========

                                    F-14

Note 4 - Marketable securities and securities transactions:


                                                               December 31,
                                                         ----------------------
                                                           1995          1996
                                                         --------      --------
                                                              (In thousands)

Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains .................................     $  1,962      $  3,516
  Unrealized losses ................................       (2,770)       (1,550)
  Cost .............................................       21,752        21,752
                                                         --------      --------

      Aggregate market .............................     $ 20,944      $ 23,718
                                                         ========      ========



                                                      Years ended December 31,
                                                    ----------------------------
                                                     1994         1995      1996
                                                    -------      -------    ----
                                                            (In thousands)

Securities transactions gains (losses)
 on trading securities:
  Unrealized ..................................     $(1,177)     $ 1,125     $--
  Realized ....................................         (43)          50      --
                                                    -------      -------     ---

                                                    $(1,220)     $ 1,175     $--
                                                    =======      =======     ===

Note 5 - Inventories:


                                                             December 31,
                                                     ---------------------------
                                                       1995               1996
                                                     --------           --------
                                                             (In thousands)

Raw materials ............................           $ 35,075           $ 43,284
Work in process ..........................              9,132             10,356
Finished products ........................            172,330            142,091
Supplies .................................             35,093             36,779
                                                     --------           --------

                                                     $251,630           $232,510
                                                     ========           ========

Note 6 - Investment in joint ventures:


                                                              December 31,
                                                        ------------------------
                                                          1995            1996
                                                        --------        --------
                                                              (In thousands)

TiO2 manufacturing joint venture ...............        $183,129        $179,195
Other ..........................................           2,764           2,284
                                                        --------        --------

                                                        $185,893        $181,479
                                                        ========        ========

      Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"). LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

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

      Summary balance sheets of LPC are shown below.


                                                               December 31,
                                                          ----------------------
                                                            1995          1996
                                                          --------      --------
           ASSETS                                         (In thousands)

Current assets .....................................      $ 49,398      $ 47,861
Other assets .......................................         1,553         1,224
Property and equipment, net ........................       335,254       325,617
                                                          --------      --------

                                                          $386,205      $374,702
                                                          ========      ========

   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche ...................................      $ 73,286      $ 57,858
  Tioxide tranche ..................................        59,400        16,800
  Note payable to Tioxide ..........................            --        21,000
Other liabilities, primarily current ...............        17,719        14,084
                                                          --------      --------
                                                           150,405       109,742

Partners' equity ...................................       235,800       264,960
                                                          --------      --------

                                                          $386,205      $374,702
                                                          ========      ========

      Summary income statements of LPC are shown below.




                                                  Years ended December 31,
                                           ------------------------------------
                                             1994          1995          1996
                                           --------      --------      --------
                                                      (In thousands)

Revenues and other income:
  Kronos .............................      $ 70,492      $ 76,365      $ 74,916
  Tioxide ............................        67,218        75,241        73,774
  Interest income ....................           462           653           518
                                            --------      --------      --------

                                             138,172       152,259       149,208
                                            --------      --------      --------
Cost and expenses:
  Cost of sales ......................       126,972       140,103       140,361
  General and administrative .........           572           385           377
  Interest ...........................        10,628        11,771         8,470
                                            --------      --------      --------

                                             138,172       152,259       149,208
                                            --------      --------      --------

    Net income .......................      $     --      $     --      $     --
                                            ========      ========      ========

Note 7 - Other noncurrent assets:


                                                               December 31,
                                                           ---------------------
                                                             1995         1996
                                                           -------       -------
                                                               (In thousands)

Intangible assets, net of accumulated
 amortization of $20,562 and $22,207 ...............       $11,803       $ 7,939
Deferred financing costs, net ......................        13,199         9,791
Other ..............................................         6,163         7,095
                                                           -------       -------

                                                           $31,165       $24,825
                                                           =======       =======

Note 8 - Accounts payable and accrued liabilities:

                                                              December 31,
                                                     ---------------------------
                                                       1995               1996
                                                     --------           --------
                                                            (In thousands)

Accounts payable .........................           $ 68,734           $ 60,648
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             49,884             34,618
  Environmental costs ....................              6,000              6,000
  Interest ...............................              6,633              9,429
  Miscellaneous taxes ....................              2,557              4,073
  Other ..................................             32,177             39,136
                                                     --------           --------

                                                       97,251             93,256
                                                     --------           --------

                                                     $165,985           $153,904
                                                     ========           ========

Note 9 - Other noncurrent liabilities:


                                                               December 31,
                                                          ----------------------
                                                            1995          1996
                                                          --------      --------
                                                               (In thousands)

Environmental costs ................................      $112,827      $106,849
Employee benefits ..................................        13,148        11,960
Insurance claims expense ...........................        12,088        11,673
Deferred technology fee income .....................         8,456            --
Other ..............................................         1,992         1,566
                                                          --------      --------

                                                          $148,511      $132,048
                                                          ========      ========

Note 10 - Notes payable and long-term debt:

                                                                December 31,
                                                          ----------------------
                                                            1995         1996
                                                          --------      --------
                                                               (In thousands)

Notes payable (DM 56,000 and DM 40,000,
 respectively) .....................................      $ 39,247      $ 25,732
                                                          ========      ========


Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ....................      $250,000      $250,000
    13% Senior Secured Discount Notes ..............       132,034       149,756
                                                          --------      --------

                                                           382,034       399,756
  Kronos:
    DM bank credit facility (DM 397,610 and
     DM 539,971, respectively) .....................       276,895       347,362
    LPC term loan ..................................        73,286        57,858
    Other ..........................................        13,672         9,125
                                                          --------      --------

                                                           363,853       414,345
  Rheox:
    Bank term loan .................................        37,263        14,659
    Other ..........................................           553           286
                                                          --------      --------

                                                            37,816        14,945

                                                           783,703       829,046
  Less current maturities ..........................        43,369        91,946
                                                          --------      --------

                                                          $740,334      $737,100

      The Company's $250 million principal amount of 11.75% Senior Secured Notes due 2003 and $188 million principal amount at maturity ($100 million proceeds at issuance) of 13% Senior Secured Discount Notes due 2005 (collectively, the "Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the interest rate and payment terms of which mirror those of the respective Notes (the "Mirror Notes"). The Senior Secured Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of Rheox. In the event of foreclosure, the Note holders would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent to a full, unconditional and joint and several guarantee of the Notes by Kronos and Rheox.

      The Senior Secured Notes and the Senior Secured Discount Notes are redeemable, at the Company's option, after October 2000 and October 1998, respectively. The redemption prices range from 101.5% (starting October 2000) declining to 100% (after October 2001) of the principal amount for the Senior Secured Notes and range from 106% (starting October 1998) declining to 100% (after October 2001) of the accreted value of the Senior Secured Discount Notes. In the event of a Change of Control, as defined, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Senior Secured Notes and 101% of the accreted value of the Senior Secured Discount Notes. The Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. At December 31, 1996, no amounts were available for payment of dividends pursuant to the terms of the indentures. The Senior Secured Discount Notes do not require cash interest payments through October 1998. The net carrying value of the Senior Secured Discount Notes per $100 principal amount at maturity was $70.42 and $79.87 at December 31, 1995 and 1996, respectively. At December 31, 1996, the quoted market price of the Senior Secured Notes was $106.08 per $100 principal amount and the quoted market price of the Senior Secured Discount Notes was $86.34 per $100 principal amount (1995
- $107.06 and $80.95, respectively).

      At December 31, 1996, the DM credit facility consists of a DM 396 million term loan and a DM 250 million revolving credit facility, of which DM 144 million is outstanding. Borrowings bear interest at DM LIBOR plus 1.625% (5.5% and 4.76% at December 31, 1995 and 1996, respectively), and are collateralized by the stock of certain KII subsidiaries. In January 1997, the Company completed an amendment to the DM credit facility in which the Company prepaid a net DM 207 million ($127 million) of the term loan and DM 43 million ($26 million) of the revolver, leaving DM 188 million and DM 100 million outstanding, respectively. In addition, the aggregate amount available for borrowing under the revolver was reduced to DM 230 million. The majority of the cash generated from a refinancing of the Rheox term loan, discussed below, was used for a portion of such prepayments. As amended, the term loan is due in 1998 and 1999 and the revolver is due in 2000, borrowings bear interest at DM LIBOR plus 2.75%, additional collateral in the form of pledges of certain Canadian and German assets was granted and NL has guaranteed the facility.

      At December 31, 1996, Rheox's term loan is due in quarterly installments through December 1997, and is collateralized principally by the stock of Rheox and its U.S. subsidiaries. The term loan bears interest, at Rheox's option, at the prime rate plus 1.5% or LIBOR plus 2.5% (1995 - 8.3% with LIBOR rate borrowings; 1996 - 9.8% with prime rate borrowings). In January 1997, the Company completed a refinancing of this facility which increased the term loan to $125 million and provided for a $25 million revolving facility, generating a net $135 million in cash proceeds and credit availability. As amended, the term loan is due in quarterly installments commencing in September 1997 through January 2004 and the revolver is due no later than January 2004. The margin on LIBOR-based borrowings will range from .75% to 1.75%, depending upon the level of a certain Rheox financial ratio.

      After giving effect for the Rheox term loan and the amendment to the DM credit facility, unused lines of credit available for borrowing under the Rheox U.S. facility and under the Company's non-U.S. credit facilities, including the DM facility, approximated $9 million and $102 million, respectively, at December 31, 1996.

      Borrowings  under KLA's  tranche of LPC's term loan bear  interest at U.S.
LIBOR  plus  1.625%   (7.315%  and  7.245%  at  December   31,  1995  and  1996,
respectively) and are repayable in quarterly installments through September 2000. See Note 6.

      Notes payable at December 31, 1995 and 1996 consists of DM 56 million and DM 40 million, respectively, of short-term borrowings due within one year from non-U.S. banks with interest rates ranging from 4.25% to 4.856% in 1995 and from 3.25% to 3.70% in 1996.

      The aggregate maturities of long-term debt at December 31, 1996 on a historical and a pro forma basis, giving effect for the January 1997 refinancing described above, are shown in the table below.


Years ending December 31,                               Historical    Pro forma
                                                        ----------    ---------
                                                             (In thousands)

      1997                                                $ 91,946    $ 28,152
      1998                                                 103,938      65,040
      1999                                                 133,295     120,609
      2000                                                  11,855      26,855
      2001                                                     215      22,715
      2002 and thereafter                                  525,541     567,937
                                                          --------    --------
                                                           866,790     831,308
      Less unamortized original issue discount
       on the Senior Secured Discount Notes                 37,744      37,744
                                                          --------    --------

                                                          $829,046    $793,564
                                                          ========    ========

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

      A majority of U.S. employees are eligible to participate in a contributory savings plan. The Company partially matches employee contributions to the Plan, and, beginning April 1996, the Company contributes to each employee's account an amount equal to approximately 3% of the employee's annual eligible earnings. The Company also has an unfunded defined contribution plan covering certain executives, and contributions are based on a formula involving eligible earnings. The Company's expense related to these plans was $.8 million in 1994, and $1.2 million in 1995 and $1.3 million in 1996.

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

      Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.


                                                 Years ended December 31,
                                           1994           1995            1996
                                        ----------     ----------     ----------
                                                   (Percentages)

Discount rate .....................            8.5     7.0 to 8.5     6.5 to 8.5
Rate of increase in future
 compensation levels ..............     5.0 to 6.0     3.5 to 6.0     3.5 to 6.0
Long-term rate of return on
 plan assets ......................     8.5 to 9.0     8.0 to 9.0     7.0 to 9.0

      During 1996, the Company curtailed certain U.S. employee pension benefits and recognized a $4.6 million gain. Plan assets are comprised primarily of investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

      Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially-assumed rates, including the rate of return on pension plan assets, will result in additional increases or decreases in accrued pension liabilities, pension expense and funding requirements in future periods. At December 31, 1996, 79% of the projected benefit obligations in excess of plan assets relate to non-U.S. plans. The funded status of the Company's defined benefit pension plans is set forth below.



                                           Assets exceed         Accumulated benefits
                                       accumulated benefits         exceed assets
                                      ----------------------    ----------------------
                                           December 31,              December 31,
                                      ----------------------    ----------------------
                                         1995       1996           1995         1996
                                      ---------    ---------    ---------    ---------
                                                       (In thousands)

Actuarial present value of benefit
 obligations:
  Vested benefits .................   $  47,181    $  48,953    $ 156,275    $ 167,411
  Nonvested benefits ..............       3,744        4,075        2,562        9,466
                                      ---------    ---------    ---------    ---------

  Accumulated benefit obligations .      50,925       53,028      158,837      176,877
  Effect of projected salary
   increases ......................       7,885        7,598       22,373       25,741
                                      ---------    ---------    ---------    ---------

  Projected benefit obligations
   ("PBO") ........................      58,810       60,626      181,210      202,618
Plan assets at fair value .........      71,345       78,511      124,632      126,580
                                      ---------    ---------    ---------    ---------

Plan assets over (under) PBO ......      12,535       17,885      (56,578)     (76,038)
Unrecognized net loss (gain) from
 experience different from
 actuarial assumptions ............       7,155        3,567      (20,643)      11,414
Unrecognized prior service cost
 (credit) .........................       3,147        3,838       (2,711)         262
Unrecognized transition obligations
 (assets) being amortized over 15
 to 18 years ......................        (261)        (469)       2,517        2,043
Adjustment required to recognize
 minimum liability ................          --           --       (1,908)      (1,822)
                                      ---------    ---------    ---------    ---------

      Total prepaid (accrued)
       pension cost ...............      22,576       24,821      (79,323)     (64,141)
Less current portion ..............          --           --      (10,012)      (6,200)
                                      ---------    ---------    ---------    ---------

      Noncurrent prepaid (accrued)
       pension cost ...............   $  22,576    $  24,821    $(69,311)    $(57,941)
                                      =========    =========    =========    =========

      The components of the net periodic defined benefit pension cost, excluding curtailment gain, are set forth below.


                                                 Years ended December 31,
                                           ------------------------------------
                                             1994          1995         1996
                                           --------      --------      --------
                                                     (In thousands)

Service cost benefits ................     $  4,905      $  4,325      $  3,482
Interest cost on PBO .................       15,371        17,853        16,577
Return on plan assets ................       (8,039)      (16,574)      (16,245)
Net amortization and deferrals .......       (5,940)       (2,399)          (39)
                                           --------      --------      --------

                                           $  6,297      $  3,205      $  3,775
                                           ========      ========      ========

Incentive bonus programs

      The Company has incentive bonus programs for certain employees providing for annual payments, which may be in the form of NL common stock, based on formulas involving the profitability of Kronos and Rheox in relation to the annual operating plan of the employee's business unit and, for most of these employees, individual performance.

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

      For measuring the OPEB liability at December 31, 1996, the expected rate of increase in health care costs is 8% in 1997, gradually declining to 5% in 2000. Other assumptions used to measure the liability and expense are presented below.


                                                        Years ended December 31,
                                                        ------------------------
                                                          1994     1995     1996
                                                        -------   ------   -----
                                                              (Percentages)

Discount rate .......................................      8.5      7.5      7.5
Long-term rate for compensation increases ...........      6.0      4.5      6.0
Long-term rate of return on plan assets .............      9.0      9.0      9.0

      Variances from actuarially-assumed rates will result in additional increases or decreases in accrued OPEB liabilities, net periodic OPEB expense and funding requirements in future periods. If the health care cost trend rate was increased by one percentage point for each year, postretirement benefit expense would have increased approximately $.2 million in 1996, and the actuarial present value of accumulated benefit obligations at December 31, 1996 would have increased by approximately $2.2 million. During 1996, the Company curtailed certain Canadian employee OPEB benefits and recognized a $1.3 million gain.



                                                                 December 31,
                                                             -------------------
                                                               1995        1996
                                                             -------     -------
                                                                (In thousands)

Actuarial present value of accumulated benefit
 obligations:
  Retiree benefits .....................................     $53,211     $41,768
  Other fully eligible active plan participants ........       1,228         840
  Other active plan participants .......................       2,322       2,152
                                                             -------     -------
                                                              56,761      44,760

Plan assets at fair value ..............................       7,103       6,689
                                                             -------     -------
Accumulated postretirement benefit obligations
 in excess of plan assets ..............................      49,658      38,071
Unrecognized net gain from experience different
 from actuarial assumptions ............................       4,676       7,083
Unrecognized prior service credit ......................      12,199      16,259
                                                             -------     -------

    Total accrued postretirement benefits cost .........      66,533      61,413
Less current portion ...................................       6,298       5,478
                                                             -------     -------

    Noncurrent accrued postretirement benefits
     cost ..............................................     $60,235     $55,935
                                                             =======     =======

      The components of the Company's net periodic postretirement benefit cost, excluding curtailment gain, are set forth below.


                                                      Years ended December 31,
                                                  -----------------------------
                                                   1994       1995        1996
                                                  -------    -------    -------
                                                          (In thousands)

Interest cost on accumulated benefit
 obligations ..................................   $ 4,338    $ 4,415    $ 3,995
Service cost benefits earned during the year ..        99        101        112
Return on plan assets .........................      (688)      (637)      (596)
Net amortization and deferrals ................    (1,495)    (1,870)    (1,473)
                                                  -------    -------    -------

                                                  $ 2,254    $ 2,009    $ 2,038
                                                  =======    =======    =======

Note 12 - Shareholders' deficit:

Common stock


                                                   Shares of common stock
                                              ----------------------------------
                                                          Treasury
                                              Issued        stock    Outstanding
                                              -------     --------   -----------
                                                       (In thousands)

Balance at December 31, 1993 ...........       66,839       15,949        50,890
  Treasury shares reissued .............           --         (162)          162
                                              -------      -------       -------

Balance at December 31, 1994 ...........       66,839       15,787        51,052
  Treasury shares reissued .............           --          (39)           39
                                              -------      -------       -------

Balance at December 31, 1995 ...........       66,839       15,748        51,091
  Treasury shares reissued .............           --          (27)           27
                                              -------      -------       -------

Balance at December 31, 1996 ...........       66,839       15,721        51,118
                                              =======      =======       =======

Common stock options

      The 1989 Long Term Performance Incentive Plan of NL Industries, Inc. (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("the Predecessor Option Plan") remain outstanding at December 31, 1996, no additional options may be granted under the Predecessor Option Plan.

      Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and at December 31, 1996, an aggregate of 2.5 million shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

      In addition to the NL Option Plan, the Company maintains a stock option plan for its nonemployee directors. At December 31, 1996, there were options to acquire 10,000 shares of common stock outstanding of which 8,000 were fully vested.

      Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the nonemployee director plan are summarized in the table below.



                                                      Exercise price     Amount
                                                        per share      payable
                                                     --------------      upon
                                           Shares     Low      High    exercise
                                         --------    ------   ------   --------
                                        (In thousands, except per share amounts)

Outstanding at December 31, 1993 .....      1,718    $ 4.81   $24.19   $ 20,624

  Granted ............................        675      8.69    10.69      6,315
  Exercised ..........................        (13)     9.31    10.50       (120)
  Forfeited ..........................         (6)     5.00     9.31        (46)
                                         --------    ------   ------   --------

Outstanding at December 31, 1994 .....      2,374      4.81    24.19     26,773

  Granted ............................         94     11.81    14.81      1,150
  Exercised ..........................        (39)     5.00    10.78       (282)
  Forfeited ..........................        (36)     5.00    11.81       (320)
                                         --------    ------   ------   --------

Outstanding at December 31, 1995 .....      2,393      4.81    24.19     27,321

  Granted ............................        218     14.25    17.25      3,316
  Exercised ..........................        (27)     5.00    10.78       (262)
  Forfeited ..........................        (10)     5.00    14.25        (91)
  Expired ............................         (1)    10.78    10.78         (6)
                                         --------    ------   ------   --------

Outstanding at December 31, 1996 .....      2,573    $ 4.81   $24.19   $ 30,278
                                         ========    ======   ======   ========


      At  December  31,  1994,  1995 and  1996,  options  to  purchase  850,582,
1,189,907 and 1,660,068 shares, respectively, were exercisable and options to purchase 298,698 shares become exercisable in 1997. Of the exercisable options at December 31, 1996, options to purchase 1,161,398 shares had exercise prices less than the Company's December 31, 1996 quoted market price of $10.875 per share. Outstanding options at December 31, 1996 expire at various dates through 2006, with a weighted-average remaining life of six years.

      The pro forma information required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued during 1995 and 1996. The weighted average fair values of options granted during 1995 and 1996 were $6.02 and $8.38 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1995 and 1996: stock price volatility of 31% and 42% in 1995 and 1996, respectively; risk-free rate of return of 5%; no dividend yield; and an expected term of 9 years. If the fair value-based method of accounting in SFAS No. 123 had been applied, the Company's earnings per share would not have changed in 1995 and would have been reduced by $.01 per share in 1996. The pro forma impact on earnings per share for 1996 is not necessarily indicative of future effects on earnings per share.

Preferred stock

      The Company is authorized to issue a total of five million shares of preferred stock. The rights of preferred stock as to dividends, redemption, liquidation and conversion are determined upon issuance.

Note 13 - Income taxes:

      The components of (i) income (loss) before income taxes and minority interest ("pretax income (loss)"), (ii) the difference between the provision for income taxes attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the provision for income taxes and (iv) the comprehensive tax provision are presented below.


                                                    Years ended December 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
                                                     (In thousands)

Pretax income (loss):
  U.S ......................................   $ (6,241)   $ 43,125    $ 50,430
  Non-U.S ..................................     (7,164)     55,777     (24,817)
                                               --------    --------    --------

                                               $(13,405)   $ 98,902    $ 25,613
                                               ========    ========    ========

Expected tax expense (benefit) .............   $ (4,692)   $ 34,616    $  8,965
Non-U.S. tax rates .........................     (7,108)     (7,016)       (206)
Rate change adjustment of deferred taxes ...         --      (6,593)         --
Valuation allowance ........................     24,309      (9,588)      3,013
Settlement of U.S. tax audits ..............     (5,437)         --          --
Incremental tax on income of companies not
 included in the NL Tax Group ..............        790         499       3,132
U.S. state income taxes ....................        534         721         468
Other, net .................................      1,338          32        (539)
                                               --------    --------    --------

                                               $  9,734    $ 12,671    $ 14,833
                                               ========    ========    ========

Provision for income taxes:
  Current income tax expense (benefit):
    U.S. federal ...........................   $ (5,222)   $    249    $  4,934
    U.S. state .............................        475       2,135       1,136
    Non-U.S ................................      2,574      39,535       5,961
                                               --------    --------    --------

                                                 (2,173)     41,919      12,031
                                               --------    --------    --------
  Deferred income tax expense (benefit):
    U.S. federal ...........................      4,058      (9,005)     (4,764)
    U.S. state .............................        347      (1,026)       (668)
    Non-U.S ................................      7,502     (19,217)      8,234
                                               --------    --------    --------

                                                 11,907     (29,248)      2,802
                                               --------    --------    --------

                                               $  9,734    $ 12,671    $ 14,833
                                               ========    ========    ========

Comprehensive tax provision allocable to:
  Pretax income (loss) .....................   $  9,734    $ 12,671    $ 14,833
  Shareholders' deficit, principally
   deferred income taxes allocable to
   currency translation and marketable
   securities adjustments ..................          7          10         971
                                               --------    --------    --------

                                               $  9,741    $ 12,681    $ 15,804
                                               ========    ========    ========

The components of the net deferred tax liability are summarized below:


                                                   December 31,
                               -------------------------------------------------
                                          1995                       1996
                                          ----                       ----
                                     Deferred tax              Deferred tax
                               -----------------------    ----------------------
                                 Assets    Liabilities      Assets   Liabilities
                               ---------   -----------    ---------  -----------
                                              (In thousands)
Tax effect of temporary
 differences relating to:
  Inventories ..............   $   5,277    $  (5,644)   $   4,130    $  (4,967)
  Property and equipment ...         574     (109,418)         512     (109,963)
  Accrued postretirement
   benefits cost ...........      23,200           --       21,396           --
  Accrued (prepaid) pension
   cost ....................       8,978      (14,942)       6,308      (17,579)
  Accrued environmental
   costs ...................      38,214           --       36,670           --
  Other accrued liabilities
   and deductible
   differences .............      26,496           --       33,464           --
  Other taxable differences           --     (101,621)          --     (102,578)
Tax on unremitted earnings
 of non-U.S. subsidiaries ..         281      (22,526)          --      (18,048)
Tax loss and tax credit
 carryforwards .............     189,263           --      205,476           --
Valuation allowance ........    (195,569)          --     (207,117)          --
                               ---------    ---------    ---------    ---------

  Gross deferred tax assets
   (liabilities) ...........      96,714     (254,151)     100,839     (253,135)

Reclassification,
 principally netting by tax
 tax jurisdiction ..........     (93,404)      93,404      (99,019)      99,019
                               ---------    ---------    ---------    ---------

  Net total deferred tax
   assets (liabilities) ....       3,310     (160,747)       1,820     (154,116)
  Net current deferred tax
   assets (liabilities) ....       2,522       (3,555)       1,597       (2,895)
                               ---------    ---------    ---------    ---------

  Net noncurrent deferred
   tax assets (liabilities)    $     788    $(157,192)   $     223    $(151,221)
                               =========    =========    =========    =========

      The Company's valuation allowance increased in the aggregate by $31 million in each of 1994 and 1995 and $12 million in 1996. During 1995, both the Company's gross deferred tax assets and the offsetting valuation allowance were increased by $34 million as a result of recharacterizations of certain tax attributes primarily due to changes in certain tax return elections. In addition, the valuation allowance increased during 1995 by $6 million due to foreign currency translation and was reduced by approximately $10 million due to a change in estimate of the future tax benefit of certain tax credits which the Company believes satisfies the "more-likely-than-not" recognition criteria. In 1996, both the Company's gross deferred tax assets and the offsetting valuation allowance were increased by $14 million due to certain non-U.S. tax losses of its dual resident subsidiary. In addition, the valuation allowance decreased during

1996 by $6 million due to foreign currency translation and was increased by $3 million as a result of increases in certain other deductible temporary differences during the year which the Company believes do not currently satisfy the "more-likely-than-not" recognition criteria.

      Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million), including interest, on a tentative basis while examination of the Company's German income tax returns continued. The Company subsequently reached an agreement with the German tax authorities regarding such examinations which resolved certain significant tax contingencies for years through 1990. The Company received final assessments and paid certain tax deficiencies of approximately DM 50 million ($32 million when paid), including interest, in settlement of these issues in 1996. The Company considers the agreement to be a favorable resolution of the contingencies and the payment was within previously-accrued amounts for such matters.

      Certain other German tax contingencies remain outstanding and will continue to be litigated. Although the Company believes that it will ultimately prevail in the litigation, the Company has granted a DM 100 million ($64 million at December 31, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurances can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court rulings. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      During 1995, the Company recorded tax benefits of $6.6 million due to the reduction in dividend withholding tax rates pursuant to ratification of the U.S./Canada income tax treaty.

      During 1995, the Company utilized $14 million of foreign tax credit carryforwards and U.S. net operating loss carryforwards from prior years to reduce its 1995 U.S. federal income tax expense. At December 31, 1996, for U.S. federal income tax purposes, the Company had approximately $27 million of foreign tax credit carryforwards expiring during 1997 through 2001 and approximately $10 million of alternative minimum tax credit carryforwards with no expiration date. The Company also had approximately $400 million of income tax loss carryforwards in Germany with no expiration date.

Note 14 - Other income, net:


                                                    Years ended December 31,
                                               --------------------------------
                                                 1994        1995         1996
                                               --------    --------    --------
                                                      (In thousands)

Securities earnings:
  Interest and dividends ...................   $  5,075    $  6,244    $  4,708
  Securities transactions ..................     (1,220)      1,175          --
                                               --------    --------    --------
                                                  3,855       7,419       4,708
Litigation settlement gains ................     22,978          --       2,756
Technology fee income ......................     10,344      10,660       8,743
Currency transaction gains, net ............      1,735         561       5,637
Pension and OPEB curtailment gains .........         --          --       5,900
Royalty income .............................      1,508          --          --
Disposition of property and equipment ......     (1,981)     (2,713)     (2,312)
Other, net .................................      6,389       6,314       5,048
                                               --------    --------    --------

                                               $ 44,828    $ 22,241    $ 30,480
                                               ========    ========    ========

      Litigation settlement gains includes $20 million related to the Company's 1994 settlement of its lawsuit against Lockheed Corporation. Technology fee income was amortized by the straight-line method over a three-year period ending October 1996.

Note 15 - Other items:

      Advertising costs, expensed as incurred, were $2 million in each of 1994, 1995 and 1996.

      Research, development and certain sales technical support costs, expensed as incurred, approximated $10 million in 1994, and $11 million in each of 1995 and 1996.

      Interest capitalized in connection with long-term capital projects was $1 million in each of 1994 and 1995, and $2 million in 1996.

Note 16 - Related party transactions:

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

      The Company is a party to an intercorporate services agreement with Contran (the "Contran ISA") whereby Contran provides certain management services to the Company on a fee basis. Management services fee expense related to the Contran ISA was $.4 million in each of 1994, 1995 and 1996.

      The Company is a party to an intercorporate services agreement with Valhi (the "Valhi ISA") whereby Valhi and the Company provide certain management, financial and administrative services to each other on a fee basis. Net management services fee expense related to the Valhi ISA was $.2 million in 1994, and $.1 million in each of 1995 and 1996.

      The Company is party to an intercorporate services agreement with Tremont (the "Tremont ISA"). Under the terms of the contract, the Company provides certain management and financial services to Tremont on a fee basis. Management services fee income related to the Tremont ISA was nil in 1994, and $.1 million in each of 1995 and 1996.

      Baroid Corporation, a former wholly-owned subsidiary of the Company and currently a subsidiary of Dresser Industries, Inc., and the Company were parties to an intercorporate services agreement (the "Baroid ISA") pursuant to which, as amended, Baroid agreed to make certain services available to the Company on a fee basis. The agreement was terminated in 1994. Management services fee expense pursuant to the Baroid ISA approximated $.2 million in 1994.

      Sales to Baroid in the ordinary course of business were $1.8 million in 1994, $1.6 million in 1995 and $1.1 million in 1996.

      Purchases in the ordinary course of business from unconsolidated joint ventures, including LPC, were approximately $74 million in 1994, $79 million in 1995 and $81 million in 1996.

      Certain employees of the Company have been granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company and Valhi have agreed that the Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense (income) ($64,000 in 1994, $(25,000) in 1995 and $1,000 in 1996) in a manner similar to accounting for SARs. At December 31, 1996, employees of the Company held options to purchase 365,000 shares of Valhi common stock at exercise prices ranging from $4.76 to $14.66 per share. At December 31, 1996, 30,000 of the vested options were exercisable at prices less than Valhi's quoted market price per share of $6.375.

      The Company and NLI Insurance, Ltd., a wholly-owned subsidiary of Tremont, are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by NLI Insurance, Ltd. that (i) arise out of claims against other entities for which the Company is responsible and (ii) are subject to payment by NLI Insurance, Ltd. under certain reinsurance contracts. Also, NLI Insurance, Ltd. will credit the Company with respect to certain underwriting profits or credit recoveries that NLI Insurance, Ltd. receives from independent reinsurers that relate to retained liabilities.

      Net amounts payable to affiliates are summarized in the following table.


                                                           December 31,
                                                   ----------------------------
                                                     1995                1996
                                                   --------            --------
                                                          (In thousands)

Tremont Corporation ....................           $  3,525            $  3,529
LPC ....................................              6,677               6,677
Other ..................................                (21)                 (2)
                                                   --------            --------

                                                   $ 10,181            $ 10,204

      Amounts  payable to LPC are  generally  for the purchase of TiO2 (see Note
6), and amounts payable to Tremont principally relate to the Company's Insurance Sharing Agreement described above.

Note 17 - Commitments and contingencies:

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

      Net rent expense aggregated $8 million in 1994, $9 million in 1995 and $12 million in 1996. At December 31, 1996, minimum rental commitments under the terms of noncancellable operating leases were as follows:


Years ending December 31,                                Real Estate   Equipment
                                                              (In thousands)

  1997                                                      $ 2,219    $ 2,721
  1998                                                        2,086      2,179
  1999                                                        2,102      1,197
  2000                                                        1,777        119
  2001                                                        1,415         17
  2002 and thereafter                                        24,752       -
                                                            -------    ----

                                                            $34,351    $ 6,233
                                                            =======    =======

Capital expenditures

      At December 31, 1996, the estimated cost to complete capital projects in process approximated $16 million, including a $8 million debottlenecking expansion project at the Company's Leverkusen, Germany chloride-process TiO2 facility and $2 million related to environmental protection and compliance programs.

Purchase commitments

      The Company has long-term supply contracts that provide for the Company's chloride feedstock requirements through 2000. The agreements require the Company purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $115 million.

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

      The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; several are on appeal.

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

      Environmental matters and litigation. Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named a potential responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List. These actions seek cleanup costs and/or damages for personal injury or property damage. While the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1996, the Company had accrued $113 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $160 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. As discussed in Note 2, the Company will adopt the AICPA's Statement of Position 96-1, "Environmental Remediation Liabilities," during the first quarter of 1997, increasing its environmental liability by approximately $30 million.

      Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain operations and products of the Company have the potential to cause environmental or other damage. The Company continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to comply with environmental laws and regulations at all of its facilities and to continually strive to improve environmental performance in association with applicable industry initiatives. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

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

Concentrations of credit risk

      Sales of TiO2 accounted for almost 90% of net sales during the past three years. TiO2 is sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of net sales. In each of the past three years, approximately one-half of the Company's TiO2 sales by volume were to Europe and approximately 36% in both 1994 and 1995 and 37% in 1996 of sales were attributable to North America.

      Consolidated cash, cash equivalents and restricted cash includes $103 million and $53 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 1995 and 1996, respectively, of which $88 million and $41 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

Note 18 - Financial instruments:

      Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                              December 31,        December 31,
                                                  1995                1996
                                            -----------------   ----------------
                                            Carrying    Fair    Carrying   Fair
                                             Amount     Value    Amount    Value
                                            --------   ------   --------  ------
                                                        (In millions)

Cash and cash equivalents, including
 restricted cash .........................   $141.3    $141.3   $114.1    $114.1
Marketable securities - classified as
 available-for-sale ......................     20.9      20.9     23.7      23.7

Notes payable and long-term debt:
  Fixed rate with market quotes:
    Senior Secured Notes .................   $250.0    $267.7   $250.0    $265.2
    Senior Secured Discount Notes ........    132.0     151.8    149.8     161.9
  Variable rate debt .....................    440.9     440.9    455.0     455.0

Common shareholders' equity (deficit) ....   $(209.4)  $619.5   $(203.5)  $555.9

      Fair value of the Company's marketable securities and Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity (deficit) is based upon quoted market prices for NL's common stock. The Company held no derivative financial instruments at December 31, 1995 and 1996.

Note 19 - Quarterly financial data (unaudited):


                                                 Quarter ended
                             ---------------------------------------------------
                                March 31    June 30      Sept. 30    Dec. 31
                             -----------   ----------   ---------   ---------
                                 (In thousands, except per share amounts)

Year ended December 31, 1995:

  Net sales .................   $ 250,875   $ 283,474   $ 255,339    $ 234,251
  Cost of sales .............     169,768     187,896     169,058      149,462
  Operating income ..........      41,968      57,549      50,590       49,612

      Net income ............   $  13,062   $  21,002   $  17,426    $  34,119(a)
                                =========   =========    =========   =========

  Net income per share of
   common stock .............   $     .26   $     .41   $       .34  $     .66(a)
                                =========   =========    =========   =========

  Weighted average shares
   and common stock
   equivalents outstanding ..      51,176      51,552      51,628       51,486
                                =========   =========    =========   =========

Year ended December 31, 1996:

  Net sales .................   $ 240,440   $ 263,162   $ 248,462    $ 234,010
  Cost of sales .............     169,816     194,794     193,271      180,557
  Operating income ..........      41,938      36,098      19,471       15,866

      Net income (loss) .....   $  13,444   $  11,919   $  (4,249)   $ (10,297)
                                =========   =========   =========    =========

  Net income (loss) per
   share of common stock ....   $     .26   $     .23   $    (.08)   $    (.20)
                                =========   =========   =========    =========

  Weighted average shares
   and common stock
   equivalents outstanding ..      51,510      51,493      51,118       51,118
                                =========   =========    =========   =========

(a) Income tax benefits in the fourth quarter of 1995 include the recognition of $10 million of deferred tax assets related to a change in estimate of the future tax benefit of certain tax credits which the Company believes satisfies the "more-likely-than-not" recognition criteria and $6.6 million related to the reduction in U.S./Canada dividend withholding tax rates. See Note 13.

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

Houston, Texas
February 7, 1997

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Condensed Balance Sheets

                          December 31, 1995 and 1996

                                (In thousands)



                                                          1995           1996
                                                       ---------      ---------

Current assets:
  Cash and cash equivalents, including
   restricted cash of $4,349 and $4,833 ..........     $  40,080      $  12,135
  Accounts and notes receivable ..................           203            356
  Receivable from subsidiaries ...................         4,273          9,542
  Refundable income taxes ........................         1,662             --
  Prepaid expenses ...............................           729            445
                                                       ---------      ---------

      Total current assets .......................        46,947         22,478
                                                       ---------      ---------

Other assets:
  Marketable securities ..........................        20,944         23,718
  Notes receivable from subsidiary ...............       382,034        505,557
  Investment in subsidiaries .....................       (89,395)      (175,063)
  Other ..........................................         7,582          6,680
                                                       ---------      ---------

      Total other assets .........................       321,165        360,892
                                                       ---------      ---------

Property and equipment, net ......................         3,562          3,396
                                                       ---------      ---------

                                                       $ 371,674      $ 386,766
                                                       =========      =========

Current liabilities:
  Accounts payable and accrued liabilities .......     $  28,116      $  24,929
  Payable to affiliates ..........................         3,498          2,813
  Income taxes ...................................            --          3,024
  Deferred income taxes ..........................         1,905          1,908
                                                       ---------      ---------

      Total current liabilities ..................        33,519         32,674
                                                       ---------      ---------

Noncurrent liabilities:
  Long-term debt .................................       382,034        399,756
  Deferred income taxes ..........................        10,211          9,736
  Accrued pension cost ...........................        10,835         10,974
  Accrued postretirement benefits cost ...........        37,430         34,396
  Other ..........................................       107,066        102,711
                                                       ---------      ---------

      Total noncurrent liabilities ...............       547,576        557,573
                                                       ---------      ---------

Shareholders' deficit ............................      (209,421)      (203,481)
                                                       ---------      ---------

                                                       $ 371,674      $ 386,766
                                                       =========      =========

Contingencies (Note 4)

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Statements of Operations

                 Years ended December 31, 1994, 1995 and 1996

                                (In thousands)



                                               1994         1995         1996
                                            ---------     ---------    ---------

Revenues and other income:
  Equity in income of subsidiaries .....    $   7,925     $  99,734    $  18,236
  Interest and dividends ...............        2,538         2,739        1,461
  Interest income from subsidiary ......       43,157        45,551       49,738
  Securities transactions ..............       (1,220)        1,175           --
  Other income, net ....................        3,135           460        1,873
                                            ---------     ---------    ---------

                                               55,535       149,659       71,308
                                            ---------     ---------    ---------
Costs and expenses:
  General and administrative ...........       69,875        27,079       18,094
  Interest .............................       44,003        45,842       47,940
                                            ---------     ---------    ---------

                                              113,878        72,921       66,034
                                            ---------     ---------    ---------

      Income (loss) before income
       taxes ...........................      (58,343)       76,738        5,274

Income tax benefit .....................       34,361         8,871        5,543
                                            ---------     ---------    ---------

      Net income (loss) ................    $ (23,982)    $  85,609    $  10,817
                                            =========     =========    =========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows

                 Years ended December 31, 1994, 1995 and 1996

                                (In thousands)



                                                 1994        1995        1996
                                               --------    --------    --------

Cash flows from operating activities:
  Net income (loss) ........................   $(23,982)   $ 85,609    $ 10,817
  Equity in income of subsidiaries .........     (7,925)    (99,734)    (18,236)
  Distributions from subsidiaries ..........     30,000      15,000      20,000
  Noncash interest expense .................        845         842         842
  Deferred income taxes ....................    (20,577)      1,411      (1,443)
  Securities transactions ..................      1,220      (1,175)         --
  Other, net ...............................     (3,836)     (5,819)     (3,291)
                                               --------    --------    --------

                                                (24,255)     (3,866)      8,689

  Change in assets and liabilities, net ....     23,263       8,042      (8,593)
  Marketable trading securities:
    Purchases ..............................       (870)       (762)         --
    Dispositions ...........................     15,530      27,102          --
                                               --------    --------    --------

      Net cash provided by operating
       activities ..........................     13,668      30,516          96
                                               --------    --------    --------

Cash flows from investing activities:
  Investments in and loans to subsidiaries .     (6,630)     (9,062)    (12,941)
  Capital expenditures .....................       (126)        (33)        (40)
  Other, net ...............................        402          10          11
                                               --------    --------    --------

      Net cash used by investing
       activities ..........................     (6,354)     (9,085)    (12,970)
                                               --------    --------    --------


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Statements of Cash Flows (Continued)

                 Years ended December 31, 1994, 1995 and 1996

                                (In thousands)



                                                 1994        1995        1996
                                               --------    --------    --------

Cash flows from financing activities:
  Dividends ................................   $     --    $     --    $(15,333)
  Principal payments of borrowings .........       (170)         --          --
  Other, net ...............................        120         278         262
                                               --------    --------    --------

      Net cash provided (used) by
       financing activities ................        (50)        278     (15,071)
                                               --------    --------    --------

Cash and cash equivalents:
  Increase (decrease) from:
    Operating activities ...................     13,668      30,516          96
    Investing activities ...................     (6,354)     (9,085)    (12,970)
    Financing activities ...................        (50)        278     (15,071)
                                               --------    --------    --------

  Net change from operating, investing
   and financing activities ................      7,264      21,709     (27,945)
  Balance at beginning of year .............     11,107      18,371      40,080
                                               --------    --------    --------

  Balance at end of year ...................   $ 18,371    $ 40,080    $ 12,135
                                               ========    ========    ========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Condensed Financial Information



Note 1 - Basis of presentation:

      The  Consolidated  Financial  Statements  of  NL  Industries,   Inc.  (the
"Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:


                                                             December 31,
                                                     --------------------------
                                                         1995            1996
                                                     ---------        ---------
                                                             (In thousands)

Current:
  Tremont Corporation ........................       $  (3,525)       $  (3,529)
  Other ......................................              27               (2)
  Kronos and Rheox:
    Income taxes .............................             567             (836)
    Other, net ...............................           3,706           11,096
                                                     ---------        ---------

                                                     $     775        $   6,729
                                                     =========        =========

Noncurrent - notes receivable from:
  Kronos .....................................       $ 382,034        $ 399,756
  Rheox ......................................              --          105,801
                                                     ---------        ---------

                                                     $ 382,034        $ 505,557

Note 3 - Long-term debt:


                                                               December 31,
                                                        ------------------------
                                                          1995            1996
                                                        --------        --------
                                                              (In thousands)

11.75% Senior Secured Notes ....................        $250,000        $250,000
13% Senior Secured Discount Notes ..............         132,034         149,756
                                                        --------        --------

                                                        $382,034        $399,756


      See Note 10 of the Consolidated Financial Statements for a description of the Notes.

      The aggregate maturities of the Company's long-term debt at December 31, 1996 are shown in the table below.


                                                                        Amount
                                                                  --------------
                                                                  (In thousands)

Senior Secured Notes due 2003 ..................................        $250,000
Senior Secured Discount Notes due 2005 .........................         187,500
                                                                        --------
                                                                         437,500
Less unamortized original issue discount on the
 Senior Secured Discount Notes .................................          37,744

                                                                        $399,756
                                                                        ========

      The Company and Kronos have agreed, under certain circumstances, to provide Kronos' principal international subsidiary with up to DM 125 million through January 1, 2001. The Company has guaranteed the DM credit facility.

Note 4 - Contingencies:

See Legal proceedings in Note 17 to the Consolidated Financial Statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (In thousands)



                                     Balance at   Charged to                   Currency
                                     beginning    costs and                   translation               Balance at
           Description                of year      expenses      Deductions   adjustments     Other     end of year
           -----------               ----------   ----------     ----------   -----------    -------    -----------

Year ended December 31, 1996:
  Allowance for doubtful accounts
   and notes receivable ..........     $  4,039     $  1,274      $ (1,331)(a) $   (169)     $     --     $  3,813
                                       ========     ========      ========     ========      ========     ========

  Amortization of intangibles ....     $ 20,562     $  3,152      $     --     $ (1,507)     $     --     $ 22,207
                                       ========     ========      ========     ========      ========     ========

  Valuation allowance for deferred
   income taxes ..................     $195,569     $  3,013      $     --     $ (5,937)     $14,472(c)   $207,117
                                       ========     ========      ========     ========      ========     ========

Year ended December 31, 1995:
  Allowance for doubtful accounts
   and notes receivable ..........     $  3,749     $    289      $   (166)(a) $    167      $     --     $  4,039
                                       ========     ========      ========     ========      ========     ========

  Amortization of intangibles ....     $ 16,149     $  3,241      $     --     $  1,172      $     --     $ 20,562
                                       ========     ========      ========     ========      ========     ========

  Valuation allowance for deferred
   income taxes ..................     $164,500     $ (9,588)     $     --     $  6,451      $ 34,206(b)  $195,569
                                       ========     ========      ========     ========      ========     ========

Year ended December 31, 1994:
  Allowance for doubtful accounts
   and notes receivable ..........     $  3,008     $  1,141      $   (616)(a) $    216      $     --     $  3,749
                                       ========     ========      ========     ========      ========     ========

  Amortization of intangibles ....     $ 11,941     $  2,901      $     --     $  1,307      $     --     $ 16,149
                                       ========     ========      ========     ========      ========     ========

  Valuation allowance for deferred
   income taxes ..................     $133,377     $ 24,309      $     --     $  6,814      $     --     $164,500
                                       ========     ========      ========     ========      ========     ========

(a)   Amounts written off, less recoveries.
(b) Direct offset to the increase in gross deferred income tax assets resulting from recharacterization of certain tax attributes due primarily to changes in certain income tax return elections.
(c) Direct offset to the increase in non-U.S. gross deferred income tax assets due to dual residency status of a Company subsidiary.