Form 10-Q
period 1997-03-31
NL INDUSTRIES INC
filed 1997-05-14
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1997

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






Number of shares of common stock outstanding on May 14, 1997:  51,144,014

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1996
             and March 31, 1997                                           3-4

            Consolidated Statements of Operations - Three
             months ended March 31, 1996 and 1997                          5

            Consolidated Statement of Shareholders' Deficit
             - Three months ended March 31, 1997                           6

            Consolidated Statements of Cash Flows - Three
             months ended March 31, 1996 and 1997                         7-8

            Notes to Consolidated Financial Statements                   9-13

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14-17


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                            17-18

  Item 6.   Exhibits and Reports on Form 8-K                              19

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                     December 31,      March 31,
              ASSETS                                     1996            1997
                                                     ------------     ----------

Current assets:
  Cash and cash equivalents, including
   restricted cash of $10,895 and $9,343 .........     $  114,115     $   77,662
  Accounts and notes receivable ..................        138,538        162,547
  Refundable income taxes ........................          9,267          3,761
  Inventories ....................................        232,510        194,033
  Prepaid expenses ...............................          4,219          5,485
  Deferred income taxes ..........................          1,597          1,234
                                                       ----------     ----------

      Total current assets .......................        500,246        444,722
                                                       ----------     ----------


Other assets:
  Marketable securities ..........................         23,718         25,297
  Investment in joint ventures ...................        181,479        179,347
  Prepaid pension cost ...........................         24,821         24,898
  Deferred income taxes ..........................            223            223
  Other ..........................................         24,825         25,634
                                                       ----------     ----------

      Total other assets .........................        255,066        255,399
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         21,963         20,589
  Buildings ......................................        165,479        157,246
  Machinery and equipment ........................        660,333        628,269
  Mining properties ..............................         95,891         94,062
  Construction in progress .......................         13,231         13,360
                                                       ----------     ----------
                                                          956,897        913,526
  Less accumulated depreciation and depletion ....        490,851        472,279
                                                       ----------     ----------

      Net property and equipment .................        466,046        441,247
                                                       ----------     ----------

                                                       $1,221,358     $1,141,368
                                                       ==========     ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                    December 31,       March 31,
   LIABILITIES AND SHAREHOLDERS' DEFICIT                1996             1997
                                                   -------------    ------------

Current liabilities:
  Notes payable ................................    $    25,732     $    23,776
  Current maturities of long-term debt .........         91,946          31,626
  Accounts payable and accrued liabilities .....        153,904         150,733
  Payable to affiliates ........................         10,204           9,619
  Income taxes .................................          5,664           5,860
  Deferred income taxes ........................          2,895           2,892
                                                    -----------     -----------

      Total current liabilities ................        290,345         224,506
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        737,100         746,605
  Deferred income taxes ........................        151,221         143,239
  Accrued pension cost .........................         57,941          54,093
  Accrued postretirement benefits cost .........         55,935          54,822
  Other ........................................        132,048         155,061
                                                    -----------     -----------

      Total noncurrent liabilities .............      1,134,245       1,153,820
                                                    -----------     -----------

Minority interest ..............................            249             237

Shareholders' deficit:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        759,281         759,281
  Adjustments:
    Currency translation .......................       (118,629)       (117,879)
    Pension liabilities ........................         (1,822)         (1,822)
    Marketable securities ......................          1,278           2,304
  Accumulated deficit ..........................       (485,948)       (521,669)
  Treasury stock ...............................       (365,996)       (365,765)
                                                    -----------     -----------

      Total shareholders' deficit ..............       (203,481)       (237,195)
                                                    -----------     -----------

                                                    $ 1,221,358     $ 1,141,368
                                                    ===========     ===========

Commitments and contingencies (Note 13)

         See accompanying notes to consolidated financial statements.
                                   - 4 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                  Three months ended March 31, 1996 and 1997

                     (In thousands, except per share data)




                                                         1996           1997
                                                       ---------      ---------

Revenues and other income:
  Net sales ......................................     $ 240,440      $ 239,476
  Other, net .....................................        10,548          2,242
                                                       ---------      ---------

                                                         250,988        241,718
                                                       ---------      ---------

Costs and expenses:
  Cost of sales ..................................       169,816        185,035
  Selling, general and administrative ............        42,891         71,146
  Interest .......................................        19,139         18,958
                                                       ---------      ---------

                                                         231,846        275,139
                                                       ---------      ---------

      Income (loss) before income taxes and
       minority interest .........................        19,142        (33,421)

Income tax expense ...............................         5,740          2,292
                                                       ---------      ---------

      Income (loss) before minority interest .....        13,402        (35,713)

Minority interest ................................           (42)             8
                                                       ---------      ---------

      Net income (loss) ..........................     $  13,444      $ (35,721)
                                                       =========      =========

Net income (loss) per share of common stock ......     $     .26      $    (.70)
                                                       =========      =========

Weighted average common and common equivalent
 shares outstanding ..............................        51,510         51,144
                                                       =========      =========


         See accompanying notes to consolidated financial statements.
                                   - 5 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                       Three months ended March 31, 1997

                                (In thousands)





                                                                   Adjustments
                                          Additional  -------------------------------------
                                 Common    paid-in     Currency      Pension     Marketable  Accumulated   Treasury
                                  stock    capital    translation  liabilities   securities    deficit      stock         Total
                               ---------  ----------  -----------  -----------   ----------  -----------  ----------   ----------

Balance at December 31, 1996   $   8,355   $ 759,281   $(118,629)   $  (1,822)   $   1,278   $(485,948)   $(365,996)   $(203,481)

Net loss ...................           -           -           -            -            -     (35,721)           -      (35,721)

Adjustments ................           -           -         750            -        1,026           -            -        1,776

Treasury stock reissued ....           -           -           -            -            -           -          231          231
                               ---------   ---------   ---------    ---------    ---------   ---------    ---------    ---------

Balance at March 31, 1997 ..   $   8,355   $ 759,281   $(117,879)   $  (1,822)   $   2,304   $(521,669)   $(365,765)   $(237,195)
                               =========   =========   =========    =========    =========   =========    =========    =========




         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three months ended March 31, 1996 and 1997

                                (In thousands)




                                                           1996          1997
                                                         --------      --------

Cash flows from operating activities:
  Net income (loss) ................................     $ 13,444      $(35,721)
  Depreciation, depletion and amortization .........       10,125         9,786
  Noncash interest expense .........................        5,026         5,483
  Deferred income taxes ............................       (4,065)         (198)
  Change in accounting for environmental
   remediation liabilities .........................            -        30,000
  Other, net .......................................       (4,155)       (1,990)
                                                         --------      --------

                                                           20,375         7,360
  Change in assets and liabilities:
    Accounts and notes receivable ..................      (24,052)      (30,706)
    Inventories ....................................      (10,213)       28,377
    Prepaid expenses ...............................       (3,433)       (1,478)
    Accounts payable and accrued liabilities .......      (14,573)           57
    Income taxes ...................................        3,153         6,335
    Other, net .....................................       (2,514)       (2,633)
                                                         --------      --------

      Net cash provided (used) by operating
       activities ..................................      (31,257)        7,312
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures .............................      (12,250)       (8,868)
  Purchase of minority interest ....................       (5,168)            -
  Investment in joint ventures, net ................        1,379         2,379
  Other, net .......................................           82            64
                                                         --------      --------

      Net cash used by investing activities ........      (15,957)       (6,425)
                                                         --------      --------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Three months ended March 31, 1996 and 1997

                                (In thousands)




                                                           1996         1997
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  35,079    $ 140,000
    Principal payments ...............................     (10,002)    (172,577)
    Deferred financing costs .........................           -       (3,434)
  Dividends ..........................................      (5,109)           -
  Other, net .........................................        (406)         231
                                                         ---------    ---------

      Net cash provided (used) by financing
       activities ....................................      19,562      (35,780)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     (27,652)     (34,893)
    Currency translation .............................        (623)      (1,560)
  Balance at beginning of period .....................     141,333      114,115
                                                         ---------    ---------

  Balance at end of period ...........................   $ 113,058    $  77,662
                                                         =========    =========


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized ...............   $   6,557    $   7,153
  Income taxes, net ..................................       6,637       (4,385)




         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold approximately 56% and 18%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. Contran and its subsidiaries and other entities related to Harold C. Simmons hold approximately 91% of Valhi's and 45% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended March 31, 1996 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report").

      The Company adopted a new method of accounting as required by the AICPA's Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," in the first quarter of 1997. The SOP, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. As a result of adopting the SOP, the Company recognized a noncash cumulative charge of $30 million in the first quarter of 1997. The charge is not expected to materially change the Company's 1997 income tax expense because the Company believes the resulting deferred income tax asset does not currently satisfy the more-likely-than-not realization criteria and, accordingly, the Company has established an offsetting valuation allowance. Such charge is comprised primarily of estimated future undiscounted expenditures associated with managing and monitoring existing environmental remediation sites. The expenditures consist principally of legal and professional fees, but do not include litigation defense costs with respect to situations in which the Company asserts that no liability exists. Previously, such expenditures were expensed as incurred.

Note 2 - Net income (loss) per share of common stock:

      Net income (loss) per share of common stock is based on the weighted average number of common shares and equivalents outstanding. Common stock equivalents, consisting of nonqualified stock options, are excluded from the computation when their effect is antidilutive. The Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective December 31, 1997. Basic earnings per share pursuant to SFAS No. 128 will not be materially different from earnings per share presented herein and diluted earnings per share pursuant to SFAS No. 128 is not expected to be materially different from basic earnings per share.

Note 3 - Business segment information:

      The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.


                                                        Three months ended
                                                             March 31,
                                                     --------------------------
                                                       1996             1997
                                                     ---------        ---------
                                                           (In thousands)
Net sales:
  Kronos .....................................       $ 206,368        $ 204,389
  Rheox ......................................          34,072           35,087
                                                     ---------        ---------

                                                     $ 240,440        $ 239,476
                                                     =========        =========

Operating income:
  Kronos .....................................       $  29,472        $   8,689
  Rheox ......................................          12,466           10,136
                                                     ---------        ---------
                                                        41,938           18,825
General corporate income (expense):
  Securities earnings, net ...................           1,307              699
  Expenses, net ..............................          (4,964)         (33,987)
  Interest expense ...........................         (19,139)         (18,958)
                                                     ---------        ---------

                                                     $  19,142        $ (33,421)
                                                     =========        =========

      Corporate expenses, net increased in the first quarter of 1997 due to the $30 million noncash charge related to the adoption of a new method of accounting for certain environmental remediation costs, as described in Note 1.

Note 4 - Inventories:


                                                    December 31,       March 31,
                                                        1996             1997
                                                    ------------       ---------
                                                           (In thousands)

Raw materials ............................           $ 43,284           $ 28,529
Work in process ..........................             10,356             10,088
Finished products ........................            142,091            121,149
Supplies .................................             36,779             34,267
                                                     --------           --------

                                                     $232,510           $194,033
                                                     ========           ========

Note 5 - Marketable securities:


                                                        December 31,   March 31,
                                                           1996          1997
                                                        ------------   ---------
                                                             (In thousands)
Available-for-sale securities -
 noncurrent marketable equity securities:
  Unrealized gains                                        $ 3,516      $ 4,933
  Unrealized losses                                        (1,550)      (1,388)
  Cost                                                     21,752       21,752
                                                          -------      -------

      Aggregate market                                    $23,718      $25,297
                                                          =======      =======

Note 6 - Investment in joint ventures:


                                                      December 31,     March 31,
                                                           1996          1997
                                                      ------------     ---------
                                                            (In thousands)

TiO2 manufacturing joint venture ...............        $179,195        $176,816
Other ..........................................           2,284           2,531
                                                        --------        --------

                                                        $181,479        $179,347
                                                        ========        ========

Note 7 - Other noncurrent assets:


                                                       December 31,    March 31,
                                                           1996           1997
                                                       ------------    ---------
                                                             (In thousands)

Intangible assets, net .........................         $ 7,939         $ 6,683
Deferred financing costs, net ..................           9,791          12,144
Other ..........................................           7,095           6,807
                                                         -------         -------

                                                         $24,825         $25,634
                                                         =======         =======

Note 8 - Accounts payable and accrued liabilities:


                                                    December 31,       March 31,
                                                        1996              1997
                                                    ------------       ---------
                                                           (In thousands)

Accounts payable .........................           $ 60,648           $ 52,390
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             34,618             31,437
  Environmental costs ....................              6,000              9,000
  Interest ...............................              9,429             14,890
  Miscellaneous taxes ....................              4,073              3,736
  Other ..................................             39,136             39,280
                                                     --------           --------

                                                       93,256             98,343
                                                     --------           --------

                                                     $153,904           $150,733
                                                     ========           ========

Note 9 - Other noncurrent liabilities:


                                                    December 31,       March 31,
                                                        1996              1997
                                                    ------------       ---------
                                                           (In thousands)

Environmental costs ..........................         $106,849         $130,918
Employee benefits ............................           11,960           11,087
Insurance claims and expenses ................           11,673           11,603
Other ........................................            1,566            1,453
                                                       --------         --------

                                                       $132,048         $155,061
                                                       ========         ========

Note 10 - Notes payable and long-term debt:


                                                        December 31,   March 31,
                                                           1996           1997
                                                        ------------   ---------
                                                               (In thousands)

Notes payable - Kronos (DM 40,000) .................      $ 25,732      $ 23,776
                                                          ========      ========

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ....................      $250,000      $250,000
    13% Senior Secured Discount Notes ..............       149,756       154,493
                                                          --------      --------

                                                           399,756       404,493
                                                          --------      --------
  Kronos:
    DM bank credit facility (DM 539,971 and
     DM 288,322, respectively) .....................       347,362       171,379
    Joint venture term loan ........................        57,858        54,000
    Other ..........................................         9,125         8,111
                                                          --------      --------

                                                           414,345       233,490
                                                          --------      --------

  Rheox:
    Bank term loan .................................        14,659       140,000
    Other ..........................................           286           248
                                                          --------      --------

                                                            14,945       140,248
                                                          --------      --------

                                                           829,046       778,231

Less current maturities ............................        91,946        31,626
                                                          --------      --------

                                                          $737,100      $746,605
                                                          ========      ========

Note 11 - Income taxes:

      The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                            Three months ended
                                                                  March 31,
                                                           --------------------
                                                              1996       1997
                                                           --------    --------
                                                               (In thousands)

Expected tax expense (benefit) .........................   $  6,700    $(11,697)
Non-U.S. tax rates .....................................     (1,462)       (207)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...        114         500
Valuation allowance ....................................       (709)     12,942
U.S. state income taxes ................................        364         450
Other, net .............................................        733         304
                                                           --------    --------

      Income tax expense ...............................   $  5,740    $  2,292
                                                           ========    ========

Note 12 - Other income, net:


                                                           Three months ended
                                                                 March 31,
                                                         -----------------------
                                                           1996           1997
                                                         -------         -------
                                                             (In thousands)

Interest and dividends .........................         $ 1,307         $   699
Pension curtailment gain .......................           4,554               -
Technology fee income ..........................           3,081               -
Currency transaction gains, net ................           1,046             517
Other, net .....................................             560           1,026
                                                         -------         -------

                                                         $10,548         $ 2,242
                                                         =======         =======

Note 13 - Commitments and contingencies:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings" and (iii) the 1996 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.


                                                 Three months ended         %
                                                      March 31,           Change
                                                --------------------      ------
                                                 1996          1997
                                                ------        ------
                                                    (In millions)
Net sales:
  Kronos ...............................        $206.3        $204.4        -1%
  Rheox ................................          34.1          35.1        +3%
                                                ------        ------

                                                $240.4        $239.5        N/C
                                                ======        ======

Operating income:
  Kronos ...............................        $ 29.5        $  8.7        -70%
  Rheox ................................          12.4          10.1        -19%
                                                ------        ------

                                                $ 41.9        $ 18.8        -55%
                                                ======        ======


Percent changes in TiO2:
  Sales volume .........................                                    +22%
  Average selling prices
   (in billing currencies)..............                                    -16%

      Kronos' TiO2 operating income in the first quarter of 1997 decreased from the first quarter of 1996 as lower average selling prices were only slightly offset by higher production and sales volumes. Kronos' record first quarter sales volumes improved 22% from the first quarter of 1996, reflecting improved demand for TiO2 in each of Kronos' major markets. Average TiO2 selling prices for the first quarter of 1997 were 16% lower than the first quarter of 1996, and average prices for the quarter were 2% lower than the fourth quarter of 1996. The Company expects TiO2 prices will begin to increase during the second quarter of 1997 as the impact of previously-announced price increases begin to take effect. Kronos anticipates its TiO2 sales volume will exceed year-earlier levels through the second quarter of 1997 and Kronos expects sales volumes for full-year 1997 to be slightly higher than full-year 1996.

      Kronos expects its full-year 1997 operating income will be below that of 1996, primarily because of lower anticipated average TiO2 prices for 1997 compared to 1996. Kronos' selling, general and administrative expenses decreased in the first quarter of 1997 due to favorable effects of foreign currency translation, partially offset by higher distribution expenses associated with higher first-quarter 1997 sales volume. Kronos' cost of sales as a percentage of net sales increased in the first quarter of 1997 due to lower average prices in the first quarter of 1997.

      Rheox's operating results for the first quarter of 1997 improved slightly compared to the first quarter of 1996 on slightly higher sales volumes, excluding a first-quarter 1996 $2.7 million gain related to the curtailment of certain U.S. employee pension benefits. Rheox's cost of sales increased in the first quarter of 1997 over the prior-year period primarily due to slightly higher sales volume, and cost of sales as a percentage of net sales was comparable to the 1996 period. Selling, general and administrative expenses increased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to higher variable compensation expense.

      A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the first quarter of 1997 by $8 million compared to the first quarter of 1996.

      The following table sets forth certain information regarding general corporate income (expense).


                                               Three months ended
                                                    March 31,         Difference
                                              ---------------------   ----------
                                               1996          1997
                                              ------        ------
                                                  (In millions)

Securities earnings ..................        $  1.3        $   .7       $  (.6)
Corporate expenses, net ..............          (5.0)        (34.0)       (29.0)
Interest expense .....................         (19.1)        (19.0)          .1
                                              ------        ------       ------

                                              $(22.8)       $(52.3)      $(29.5)
                                              ======        ======       ======

      Securities earnings declined due to lower average balances available for investment. Corporate expense, net in the first quarter of 1997 was higher than the comparable period in 1996 due to the $30 million noncash charge related to the Company's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." See Note 1 to the Consolidated Financial Statements. This charge is included in selling, general and administrative expense in the Company's consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 1996 and 1997 are presented below.


                                                              Three months ended
                                                                    March 31,
                                                              ------------------
                                                                1996      1997
                                                              -------   -------
                                                                (In millions)
Net cash provided (used) by:
  Operating activities .................................      $ (31.3)  $   7.3
  Investing activities .................................        (16.0)     (6.4)
  Financing activities .................................         19.6     (35.8)
                                                              -------   -------

      Net cash used by operating, investing and
       financing activities ............................      $ (27.7)  $ (34.9)
                                                              =======   =======

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flows from operations before change in assets and liabilities in the 1997 period declined from the comparable period in 1996 due to lower operating income. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first quarter of 1996 and 1997; however, the cash used in the first quarter of 1997 was significantly less than the first quarter of 1996 due to cash provided from reductions in inventory levels in the 1997 period.

      Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. The Company has received certain tax assessments aggregating DM 130 million ($77 million), including interest, for years through 1996 and expects to receive tax assessments for an additional DM 20 million ($12 million) related to these remaining tax contingencies. No payments of tax or interest deficiencies related to these assessments will be required until the litigation is resolved, which the Company anticipates may take approximately two to five years. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($59 million at March 31, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court proceedings. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      In order to improve its near-term liquidity, the Company refinanced its Rheox subsidiary during January 1997, obtaining a net $125 million of new long-term financing. The net proceeds, along with other available funds, were used to prepay DM 207 million ($127 million when paid) of the Company's DM term loan and to repay DM 43 million ($26 million when paid) of the Company's DM revolving credit facility. As a result of the refinancing and prepayment, the Company's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998). In connection with the prepayment, the Company and its lenders modified certain financial covenants of the DM credit agreement and NL guaranteed the facility. At March 31, 1997, the Company was in compliance with all financial covenants governing its debt agreements.

      In addition to the above refinancing and prepayment, the Company repaid $3.9 million of the joint venture term loan in the first quarter of 1997.

      At March 31, 1997, the Company had cash and cash equivalents aggregating $78 million (51% held by non-U.S. subsidiaries), including restricted cash and cash equivalents of $9 million. The Company's subsidiaries had $9 million and $94 million available for borrowing at March 31, 1997 under existing U.S. and non-U.S. credit facilities, respectively.

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($140 million at March 31, 1997) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $185 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

      The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot be reasonably estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

      The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transactions, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

      The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and in the 1996 Annual Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1996 Annual Report for descriptions of certain previously-reported legal proceedings.

         In April 1997 the Quebec Court of Appeals dismissed the Canadian Fisheries Act case (previously reported at page 9 of the 1996 Annual Report) against one of the individual defendants. In May 1997 the Crown's counsel filed an order of nolle prosequi effectively terminating the matter as against Kronos Canada, Inc. and the remaining individual defendant. In May 1998 the matter will be expunged from the records as if it had never been brought. Kronos Canada and the individual defendant have agreed not to seek damages for malicious or improper prosecution.

         Ritchie v. NL Industries, et al. (No. 5:96-CV-166). The case was remanded to state court in April 1997.

         In April 1997 the Company was served with a complaint in Parker v. NL Industries, et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife, seek compensatory and punitive damages from the Company, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud, for plaintiff's alleged ingestion of lead paint as a child. In May 1997 the Company removed the case to federal court.

         In March 1997 the Company was served with a complaint filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. The Company has filed an answer denying the material allegations. (Ernest Hughes, et al. v. Owens-Corning Fiberglass, Corporation, et al., No. 97-C-051).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 - Executive severance agreement effective as of July 24, 1996 by and between the Registrant and J. Landis Martin.

             10.2 - Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1997.

             10.3 - Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1997.

             10.4 - Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1997.

             10.5 - Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 1997.

             27.1 - Financial Data Schedule for the three-month period ended March 31, 1997.

         (b) Reports on Form 8-K

             Reports on Form 8-K for the quarter ended March 31, 1997 and through the date of this report:

               January 30, 1997 - reported Items 5 and 7.

               April 22, 1997 - reported Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                                      (Registrant)



Date:  May 14, 1997                       By   /s/ Joseph S. Compofelice
-------------------                            ------------------------------
                                               Joseph S. Compofelice
                                                Vice President and
                                                Chief Financial Officer



Date:  May 14, 1997                       By   /s/ Dennis G. Newkirk
-------------------                            ------------------------------
                                               Dennis G. Newkirk
                                                Vice President and Controller
                                                (Principal Accounting Officer)