Form 10-K405/A
period 1996-12-31
NL INDUSTRIES INC
filed 1997-06-23
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-K / A-1


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-640

                             NL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

          New Jersey                                       13-5267260
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

16825 Northchase Drive, Suite 1200, Houston, Texas        77060-2544
--------------------------------------------------    -------------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (281) 423-3300

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
     Title of each class                         which registered
------------------------------               ------------------------
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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996 as set forth below and in the pages attached hereto:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.

         Exhibit No. 99.1, Annual Report of NL Industries, Inc. Retirement Savings Plan on Form 11-K for the year ended December 31, 1996 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     NL INDUSTRIES, INC.
                                                         (Registrant)



Dated:  June 20, 1997                     By:   /s/ Dennis G. Newkirk
                                                ---------------------
                                                Dennis G. Newkirk
                                                Vice President
                                                 and Controller