Form 10-Q
period 1997-06-30
NL INDUSTRIES INC
filed 1997-08-04
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1997

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-640


                              NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          New Jersey                                             13-5267260
-------------------------------                               -------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas              77060-2544
--------------------------------------------------              ----------
     (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:            (281)  423-3300
                                                            ------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days. Yes X No






Number of shares of common stock outstanding on August 1, 1997:  51,146,214

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1996
             and June 30, 1997                                            3-4

            Consolidated Statements of Operations - Three months
             and six months ended June 30, 1996 and 1997                   5

            Consolidated Statement of Shareholders' Deficit
             - Six months ended June 30, 1997                              6

            Consolidated Statements of Cash Flows - Six
             months ended June 30, 1996 and 1997                          7-8

            Notes to Consolidated Financial Statements                   9-13

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14-18


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                            18-19

  Item 4.   Submission of Matters to a Vote of Security Holders           19

  Item 6.   Exhibits and Reports on Form 8-K                              20

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                       December 31,     June 30,
              ASSETS                                       1996           1997
                                                       ------------     --------

Current assets:
  Cash and cash equivalents, including
   restricted cash of $10,895 and $9,494 .........     $  114,115     $   74,579
  Accounts and notes receivable ..................        138,538        167,664
  Refundable income taxes ........................          9,267          4,037
  Inventories ....................................        232,510        188,544
  Prepaid expenses ...............................          4,219          6,120
  Deferred income taxes ..........................          1,597          1,358
                                                       ----------     ----------

      Total current assets .......................        500,246        442,302
                                                       ----------     ----------


Other assets:
  Marketable securities ..........................         23,718         26,745
  Investment in joint ventures ...................        181,479        178,245
  Prepaid pension cost ...........................         24,821         23,301
  Deferred income taxes ..........................            223            222
  Other ..........................................         24,825         22,458
                                                       ----------     ----------

      Total other assets .........................        255,066        250,971
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         21,963         20,827
  Buildings ......................................        165,479        155,727
  Machinery and equipment ........................        660,333        625,548
  Mining properties ..............................         95,891         88,662
  Construction in progress .......................         13,231          4,101
                                                       ----------     ----------
                                                          956,897        894,865
  Less accumulated depreciation and depletion ....        490,851        466,331
                                                       ----------     ----------

      Net property and equipment .................        466,046        428,534
                                                       ----------     ----------

                                                       $1,221,358     $1,121,807
                                                       ==========     ==========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                     December 31,     June 30,
   LIABILITIES AND SHAREHOLDERS' DEFICIT                 1996           1997
                                                     ------------   -----------

Current liabilities:
  Notes payable                                      $   25,732     $   23,168
  Current maturities of long-term debt                   91,946         33,819
  Accounts payable and accrued liabilities              153,904        149,586
  Payable to affiliates                                  10,204         10,177
  Income taxes                                            5,664          6,706
  Deferred income taxes                                   2,895          2,582
                                                     ----------     ----------

      Total current liabilities                         290,345        226,038
                                                     ----------     ----------

Noncurrent liabilities:
  Long-term debt                                        737,100        738,774
  Deferred income taxes                                 151,221        140,407
  Accrued pension cost                                   57,941         52,714
  Accrued postretirement benefits cost                   55,935         53,217
  Other                                                 132,048        152,651
                                                     ----------     ----------

      Total noncurrent liabilities                    1,134,245      1,137,763
                                                     ----------     ----------

Minority interest                                           249            249

Shareholders' deficit:
  Common stock                                            8,355          8,355
  Additional paid-in capital                            759,281        759,281
  Adjustments:
    Currency translation                               (118,629)      (126,134)
    Pension liabilities                                  (1,822)        (1,822)
    Marketable securities                                 1,278          3,245
  Accumulated deficit                                  (485,948)      (519,414)
  Treasury stock                                       (365,996)      (365,754)
                                                     ----------     ----------

      Total shareholders' deficit                      (203,481)      (242,243)
                                                     ----------     ----------

                                                     $1,221,358     $1,121,807
                                                     ==========     ==========

Commitments and contingencies (Note 13)

         See accompanying notes to consolidated financial statements.
                                   - 4 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)




                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                    1996        1997        1996        1997
                                  --------    --------    --------    --------

Revenues and other income:
  Net sales ..................   $ 263,162   $ 252,794   $ 503,602    $ 492,270
  Other, net .................      10,329       6,416      20,877        8,658
                                 ---------   ---------   ---------    ---------

                                   273,491     259,210     524,479      500,928
                                 ---------   ---------   ---------    ---------

Costs and expenses:
  Cost of sales ..............     194,794     191,623     364,610      376,658
  Selling, general and
   administrative ............      43,148      43,136      86,039      114,282
  Interest ...................      18,516      19,419      37,655       38,377
                                 ---------   ---------   ---------    ---------

                                   256,458     254,178     488,304      529,317
                                 ---------   ---------   ---------    ---------

     Income (loss) before
      income taxes and
      minority interest ......      17,033       5,032      36,175      (28,389)

Income tax expense ...........       5,114       2,757      10,854        5,049
                                 ---------   ---------   ---------    ---------

     Income (loss) before
      minority interest ......      11,919       2,275      25,321      (33,438)

Minority interest ............          --          20         (42)          28
                                 ---------   ---------   ---------    ---------

     Net income (loss) .......   $  11,919   $   2,255   $  25,363    $ (33,466)
                                 =========   =========   =========    =========

Net income (loss) per share
 of common stock .............   $     .23   $     .04   $     .49    $    (.65)
                                 =========   =========   =========    =========

Weighted average common and
 common equivalent shares
 outstanding .................      51,493      51,380      51,499       51,142
                                 =========   =========   =========    =========


         See accompanying notes to consolidated financial statements.
                                   - 5 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                        Six months ended June 30, 1997

                                (In thousands)




                                                                   Adjustments
                                         Additional  ------------------------------------
                                Common    paid-in     Currency      Pension    Marketable  Accumulated   Treasury
                                 stock    capital    translation  liabilities  securities    deficit      stock         Total
                                ------   ----------  -----------  -----------  ----------  -----------  ---------     ---------

Balance at December 31, 1996    $8,355    $759,281    $(118,629)    $(1,822)    $1,278    $(485,948)    $(365,996)    $(203,481)

Net loss ...................        --          --           --          --         --      (33,466)           --       (33,466)

Adjustments ................        --          --       (7,505)         --      1,967           --            --        (5,538)

Treasury stock reissued ....        --          --           --          --         --           --           242           242
                                ------    --------    ---------     -------     ------    ---------     ---------     ---------

Balance at June 30, 1997 ...    $8,355    $759,281    $(126,134)    $(1,822)    $3,245    $(519,414)    $(365,754)    $(242,243)
                                ======    ========    =========     =======     ======    =========     =========     =========



         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1996 and 1997

                                (In thousands)




                                                           1996          1997
                                                         --------      --------

Cash flows from operating activities:
  Net income (loss) ................................     $ 25,363      $(33,466)
  Depreciation, depletion and amortization .........       20,076        19,291
  Noncash interest expense .........................       10,250        11,338
  Deferred income taxes ............................       (3,496)         (539)
  Change in accounting for environmental
   remediation liabilities .........................           --        30,000
  Other, net .......................................       (8,746)       (7,702)
                                                         --------      --------

                                                           43,447        18,922
  Change in assets and liabilities:
    Accounts and notes receivable ..................      (37,852)      (38,112)
    Inventories ....................................       10,168        29,706
    Prepaid expenses ...............................       (3,390)       (1,952)
    Accounts payable and accrued liabilities .......      (13,554)        1,694
    Income taxes ...................................        3,620         8,447
    Other, net .....................................       (8,033)       (4,385)
                                                         --------      --------

     Net cash provided (used) by operating
      activities ...................................       (5,594)       14,320
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures .............................      (31,358)      (16,326)
  Purchase of minority interest ....................       (5,168)           --
  Investment in joint ventures, net ................        1,632         3,507
  Proceeds from disposition of property and
   equipment .......................................          110         2,910
                                                         --------      --------

     Net cash used by investing activities .........      (34,784)       (9,909)
                                                         --------      --------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    Six months ended June 30, 1996 and 1997

                                (In thousands)




                                                            1996         1997
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  64,712    $ 140,000
    Principal payments ...............................     (33,112)    (178,333)
    Deferred financing costs .........................          --       (3,931)
  Dividends ..........................................     (10,221)          --
  Other, net .........................................        (202)         240
                                                         ---------    ---------

      Net cash provided (used) by financing
       activities ....................................      21,177      (42,024)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     (19,201)     (37,613)
    Currency translation .............................      (2,038)      (1,923)
  Balance at beginning of period .....................     141,333      114,115
                                                         ---------    ---------

  Balance at end of period ...........................   $ 120,094    $  74,579
                                                         =========    =========


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized ...............   $  27,591    $  27,049
  Income taxes, net ..................................      10,702       (2,739)



         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold approximately 56% and 18%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. Contran and its subsidiaries and other entities related to Harold C. Simmons hold approximately 92% of Valhi's and 46% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended June 30, 1996 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

      The Company adopted a new method of accounting as required by the AICPA's Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," in the first quarter of 1997. The SOP, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. As a result of adopting the SOP, the Company recognized a noncash cumulative charge of $30 million in the first quarter of 1997. The charge is not expected to materially impact the Company's 1997 income tax expense because the Company believes the resulting deferred income tax asset does not currently satisfy the more-likely-than-not realization criteria and, accordingly, the Company has established an offsetting valuation allowance. Such charge is comprised primarily of estimated future undiscounted expenditures associated with managing and monitoring existing environmental remediation sites. The expenditures consist principally of legal and professional fees, but do not include litigation defense costs with respect to situations in which the Company asserts that no liability exists. Previously, such expenditures were expensed as incurred.

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

Note 3 - Business segment information:

      The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.


                                       Three months ended          Six months ended
                                            June 30,                   June 30,
                                      ----------------------    ----------------------
                                         1996        1997         1996         1997
                                      ---------    ---------    ---------    ---------
                                                       (In thousands)


Net sales:
  Kronos ..........................   $ 228,229    $ 214,354    $ 434,597    $ 418,743
  Rheox ...........................      34,933       38,440       69,005       73,527
                                      ---------    ---------    ---------    ---------

                                      $ 263,162    $ 252,794    $ 503,602    $ 492,270
                                      =========    =========    =========    =========

Operating income:
  Kronos ..........................   $  25,443    $  16,815    $  54,915    $  25,504
  Rheox ...........................      10,655       12,207       23,121       22,343
                                      ---------    ---------    ---------    ---------
                                         36,098       29,022       78,036       47,847
General corporate income (expense):
  Securities earnings, net ........       1,134          528        2,441        1,227
  Expenses, net ...................      (1,683)      (5,099)      (6,647)     (39,086)
  Interest expense ................     (18,516)     (19,419)     (37,655)     (38,377)
                                      ---------    ---------    ---------    ---------

                                      $  17,033    $   5,032    $  36,175    $ (28,389)
                                      =========    =========    =========    =========

Note 4 - Inventories:


                                                     December 31,    June 30,
                                                         1996          1997
                                                     ------------    --------
                                                          (In thousands)

Raw materials ............................           $ 43,284           $ 36,514
Work in process ..........................             10,356             11,456
Finished products ........................            142,091            107,585
Supplies .................................             36,779             32,989
                                                     --------           --------

                                                     $232,510           $188,544

                                                     ========           ========

Note 5 - Marketable securities:

                                                        December 31,   June 30,
                                                            1996         1997
                                                        ------------   --------
                                                             (In thousands)
Available-for-sale securities -
 noncurrent marketable equity securities:
  Unrealized gains ...............................      $  3,516       $  5,688
  Unrealized losses ..............................        (1,550)          (695)
  Cost ...........................................        21,752         21,752
                                                        --------       --------

      Aggregate market ...........................      $ 23,718       $ 26,745
                                                        ========       ========

Note 6 - Investment in joint ventures:

                                                       December 31,     June 30,
                                                           1996           1997
                                                       ------------     --------
                                                              (In thousands)

TiO2 manufacturing joint venture ...............        $179,195        $175,688
Other ..........................................           2,284           2,557
                                                        --------        --------

                                                        $181,479        $178,245
                                                        ========        ========

Note 7 - Other noncurrent assets:

                                                       December 31,     June 30,
                                                           1996           1997
                                                       ------------     --------
                                                              (In thousands)

Intangible assets, net .........................         $ 7,939         $ 5,831
Deferred financing costs, net ..................           9,791          11,721
Other ..........................................           7,095           4,906
                                                         -------         -------

                                                         $24,825         $22,458
                                                         =======         =======

Note 8 - Accounts payable and accrued liabilities:

                                                    December 31,        June 30,
                                                       1996               1997
                                                    ------------        --------
                                                           (In thousands)

Accounts payable .........................           $ 60,648           $ 48,729
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             34,618             33,926
  Environmental costs ....................              6,000              9,000
  Interest ...............................              9,429              9,379
  Miscellaneous taxes ....................              4,073              5,300
  Other ..................................             39,136             43,252
                                                     --------           --------

                                                       93,256            100,857
                                                     --------           --------

                                                     $153,904           $149,586
                                                     ========           ========

                                   - 11 -

Note 9 - Other noncurrent liabilities:


                                                      December 31,      June 30,
                                                         1996             1997
                                                      ------------      --------
                                                             (In thousands)

Environmental costs ..........................         $106,849         $128,972
Insurance claims and expenses ................           11,673           11,469
Employee benefits ............................           11,960           10,864
Other ........................................            1,566            1,346
                                                       --------         --------

                                                       $132,048         $152,651
                                                       ========         ========

Note 10 - Notes payable and long-term debt:


                                                        December 31,    June 30,
                                                            1996          1997
                                                        ------------    --------
                                                                (In thousands)

Notes payable - Kronos (DM 40,000) .................      $ 25,732      $ 23,168
                                                          ========      ========

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ....................      $250,000      $250,000
    13% Senior Secured Discount Notes ..............       149,756       159,490
                                                          --------      --------

                                                           399,756       409,490
                                                          --------      --------
  Kronos:
    DM bank credit facility (DM 539,971 and
     DM 288,322, respectively) .....................       347,362       166,996
    Joint venture term loan ........................        57,858        50,143
    Other ..........................................         9,125         5,753
                                                          --------      --------

                                                           414,345       222,892
                                                          --------      --------
  Rheox:
    Bank credit facility ...........................        14,659       140,000
    Other ..........................................           286           211
                                                          --------      --------

                                                            14,945       140,211
                                                          --------      --------

                                                           829,046       772,593

Less current maturities ............................        91,946        33,819
                                                          --------      --------

                                                          $737,100      $738,774
                                                          ========      ========

      Rheox has entered into interest rate collar agreements which effectively set minimum and maximum U.S. LIBOR interest rates of 5.25% and 8%, respectively, on $50 million principal amount of its variable-rate bank term loan through May 2001. The margin on such borrowings ranges from .75% to 1.75%, depending upon the level of a certain Rheox financial ratio. Rheox is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although Rheox does not anticipate nonperformance by such parties. At June 30, 1997, the estimated fair value of such agreements was estimated to be a $.1 million receivable. Such fair value represents the amount Rheox would receive if it terminated the collar agreements at that date, and is based upon quotes obtained from the counter party financial institutions.

Note 11 - Income taxes:

      The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                              Six months ended
                                                                   June 30,
                                                           --------------------
                                                             1996        1997
                                                           --------    --------
                                                               (In thousands)

Expected tax expense (benefit) .........................   $ 12,661    $ (9,936)
Non-U.S. tax rates .....................................     (1,954)       (440)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...      2,808       1,440
Valuation allowance ....................................     (1,098)     12,775
U.S. state income taxes ................................      1,138       1,050
Other, net .............................................     (2,701)        160
                                                           --------    --------

      Income tax expense ...............................   $ 10,854    $  5,049
                                                           ========    ========

Note 12 - Other income, net:


                                      Three months ended      Six months ended
                                           June 30,                June 30,
                                     --------------------    -------------------
                                        1996       1997        1996        1997
                                     --------    --------    --------   --------
                                                    (In thousands)


Interest and dividends ...........   $  1,134    $    528    $  2,441   $  1,227
Currency transaction gains, net ..      2,821       2,210       3,867      2,727
Disposition of property and ......      2,784       2,756
 equipment .......................       (405)       (919)
Pension curtailment gain .........         --          --       4,791         --
Technology fee income ............      2,593          --       5,674         --
Litigation settlement gain .......      2,756          --       2,756         --
Other, net .......................      1,430         894       2,267      1,948
                                     --------    --------    --------   --------

                                     $ 10,329    $  6,416    $ 20,877   $  8,658
                                     ========    ========    ========   ========

Note 13 - Commitments and contingencies:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings," (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and (iv) the 1996 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.


                                  Three months ended     %       Six months ended     %
                                         June 30,      Change        June 30,       Change
                                  ------------------   ------   ------------------  ------
                                    1996      1997                1996       1997
                                  --------  --------            --------  --------
                                     (In millions)                 (In millions)

Net sales:
  Kronos .....................    $  228.3  $  214.4     -6%    $  434.6  $  418.8   -4%
  Rheox ......................        34.9      38.4    +10%        69.0      73.5   +7%
                                  --------  --------            --------  --------

                                  $  263.2  $  252.8     -4%    $  503.6  $  492.3   -2%
                                  ========  ========            ========  ========

Operating income:
  Kronos .....................    $   25.4  $   16.8    -34%    $   54.9  $   25.5  -54%
  Rheox ......................        10.7      12.2    +14%        23.1      22.3   -3%
                                  --------  --------            --------  --------

                                  $   36.1  $   29.0    -20%    $   78.0  $   47.8  -39%
                                  ========  ========            ========  ========

Percent changes in TiO2:
  Sales volume ...............                           +9%                        +14%
  Average selling prices (in
   billing currencies) .......                           -8%                        -12%

      Kronos' TiO2 operating income in the second quarter and first half of 1997 decreased from the comparable periods in 1996 due to lower average TiO2 selling prices, partially offset by higher production and sales volumes. Kronos' average TiO2 selling prices for the second quarter of 1997 were 3% higher than the first quarter of 1997 and 8% lower than the second quarter of 1996. Selling prices at the end of the second quarter of 1997 were 1% higher than the average for the quarter. Kronos achieved record second quarter sales volumes, reflecting continued strong TiO2 demand. Kronos' second quarter and six months sales volumes increased 9% and 14%, respectively, from the year-earlier periods with higher sales volumes worldwide. While Kronos currently expects its full-year 1997 TiO2 sales volumes will be higher than the full-year 1996 volumes, TiO2 sales volumes in the last half of 1997 are expected to be lower than the first half of 1997. Kronos' operating income in the second quarter of 1997 includes a $2.7 million gain related to the sale of surplus assets.

      Although Kronos expects further increases in its TiO2 selling prices during the second half of 1997, Kronos expects its full-year 1997 operating income will be below that of 1996, due to lower anticipated average TiO2 prices for full-year 1997 compared to 1996. Kronos' cost of sales as a percentage of net sales increased in the second quarter and first half of 1997 due to lower average prices in both periods of 1997 compared to 1996. Kronos' selling, general and administrative expenses decreased in the second quarter and first half of 1997 due to favorable effects of foreign currency translation, partially offset by higher distribution expenses associated with higher 1997 sales volumes.

      Rheox's operating income for the second quarter of 1997 increased 14% compared to the second quarter of 1996 on higher sales volumes and slightly higher selling prices. As a result, Rheox's operating income in the first half of 1997 was $1.9 million higher than the 1996 period, excluding a first-quarter 1996 $2.7 million gain related to the curtailment of certain U.S. employee pension benefits. Rheox's cost of sales as a percentage of net sales in the second quarter and first half of 1997 were comparable to the respective 1996 periods. Selling, general and administrative expenses increased in the second quarter and first half of 1997 compared to the 1996 periods primarily due to higher selling and distribution expenses associated with higher 1997 sales volumes and higher variable compensation expense.

      A significant  amount of the Company's  sales  generated from its non-U.S.
operations are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter and first half of 1997 by $13 million and $22 million, respectively, compared to the comparable 1996 periods. In addition, a portion of the net sales generated from the Company's non-U.S. operations are billed in U.S. dollars, and exchange rate fluctuations do not impact such net sales. Operating margins on such net sales improved compared to 1996 as operating costs are lower in U.S. dollar terms due to exchange rate fluctuations. Consequently, fluctuations in the value of the U.S. dollar relative to other currencies increased operating income in the second quarter and first half of 1997 compared with the same periods in 1996.

      The following table sets forth certain information regarding general corporate income (expense).


                           Three months ended             Six months ended
                                June 30,      Difference       June 30,      Difference
                           ------------------ ---------- -----------------   ----------
                             1996      1997                1996      1997
                           -------   -------             -------   -------

Securities earnings ...    $   1.1   $    .5   $   (.6)  $   2.4   $   1.2   $  (1.2)
Corporate expenses, net       (1.7)     (5.1)     (3.4)     (6.6)    (39.1)    (32.5)
Interest expense ......      (18.5)    (19.4)      (.9)    (37.7)    (38.4)      (.7)
                           -------   -------   -------   -------   -------   -------

                           $ (19.1)  $ (24.0)  $  (4.9)  $ (41.9)  $ (76.3)  $ (34.4)
                           =======   =======   =======   =======   =======   =======


      Securities earnings declined due to lower average balances available for investment. Corporate expenses, net was higher in the second quarter of 1997 compared to the same period in 1996 primarily due to a $2.8 million gain recognized in the second quarter of 1996 related to the settlement of certain litigation in which the Company was a plaintiff. Corporate expenses, net in the first half of 1997 was higher than the comparable period in 1996 due to the $30 million noncash charge related to the Company's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." See Note 1 to the Consolidated Financial Statements. This charge is included in selling, general and administrative expense in the Company's Consolidated Statements of Operations. Interest expense was higher in the second quarter and first half of 1997 primarily due to higher variable interest rates and higher average principal balances.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 1996 and 1997 are presented below.


                                                              Six months ended
                                                                   June 30,
                                                            -------------------
                                                             1996         1997
                                                            ------       ------
                                                                (In millions)
Net cash provided (used) by:
  Operating activities ...............................       $(5.6)       $14.3
  Investing activities ...............................       (34.8)        (9.9)
  Financing activities ...............................        21.2        (42.0)
                                                            ------       ------

      Net cash used by operating, investing ..........      $(19.2)      $(37.6)
       and financing activities ......................      ======       ======

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flows from operations before change in assets and liabilities in the first six months of 1997 declined from the comparable period in 1996 primarily due to lower operating income. In the aggregate, changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first half of 1996 and 1997; however, the cash used in the first half of 1997 was significantly less than the first half of 1996 due to cash provided from reductions in inventory levels in the 1997 period.

      Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. The Company has received certain tax assessments aggregating DM 130 million ($75 million), including interest, for years through 1996 and expects to receive tax assessments for an additional DM 20 million ($12 million) related to these remaining tax contingencies. No payments of tax or interest deficiencies related to these assessments will be required until the litigation is resolved, which the Company anticipates may take approximately two to five years. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($58 million at June 30, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities. No assurance can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court proceedings. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      In order to improve its near-term liquidity, the Company refinanced its Rheox subsidiary during January 1997, obtaining a net $125 million of new long-term financing. The net proceeds, along with other available funds, were used to prepay DM 207 million ($127 million when paid) of the Company's DM term loan and to repay DM 43 million ($26 million when paid) of the Company's DM revolving credit facility. As a result of the refinancing and prepayment, the Company's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998). Additionally, total debt was reduced by $28 million as part of its refinancing. In connection with the prepayment, the Company and its lenders modified certain financial covenants of the DM credit agreement and NL guaranteed the facility. At June 30, 1997, the Company was in compliance with all financial covenants governing its debt agreements.

      In addition to the above refinancing and prepayment, the Company repaid $7.8 million of the joint venture term loan in the first six months of 1997.

      At June 30, 1997, the Company had cash and cash equivalents aggregating $75 million (36% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $9 million. The Company's subsidiaries had $9 million and $92 million available for borrowing at June 30, 1997 under existing U.S. and non-U.S. credit facilities, respectively.

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($138 million at June 30, 1997) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $185 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

      The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transactions, the Company may consider using available cash, issuing equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

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


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1996 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 for descriptions of certain previously-reported legal proceedings.

         Gould Inc. v. NL Industries, Inc. ("Gould Superfund Site"), (No. 91-1091). In May 1997 the U.S. EPA issued an Amended Record of Decision

("ARD") for the Gould Superfund Site soils operable unit. The ARD requires construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs.

         German, et al. v. Federal Home Mortgage Loan Corp., et al. (No. 93 Civ.
6941). In May 1997 plaintiffs moved for class certification and defendants moved for summary judgment. In June 1997 the Court stayed all further activity in the case pending reconsideration of its 1995 decision permitting filing of the complaint against the manufacturer defendants and joinder of the new complaint with the pre-existing complaint against New York City and other landlords.

         NL Industries, Inc. v. Commercial Union, et al. (No. 90-2124). In June 1997 the Company reached a settlement in principle with its insurers regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought.

         Parker v. NL Industries, et al. (No. 97085060 CC915). In June 1997 plaintiffs moved to remand to state court and the Company answered the complaint denying liability. Trial is scheduled to begin in July 1998.

         Ritchie v. NL Industries, et al. (No. 5:96-CV-166). In July 1997 defendants filed a second notice of removal to federal court.

         The City of New York, et al. v. Lead Industries Association, Inc., et al. (No. 89-4617). In July 1997 the trial court's denials of defendants' two summary judgment motions on the fraud claim were affirmed by the Appellate Division.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 7, 1997. All the nominees for director were elected with the voting results for each as follows:


           Director                                 Shares For   Shares Withheld
                                                    ----------   ---------------

Joseph S. Compofelice ...................           48,823,898           445,657
J. Landis Martin ........................           48,814,783           454,772
Kenneth R. Peak .........................           48,823,484           446,071
Glenn R. Simmons ........................           48,814,210           455,345
Harold C. Simmons .......................           48,812,068           457,487
Lawrence A. Wigdor ......................           48,822,997           446,558
Admiral Elmo R. Zumwalt, Jr .............           48,821,656           447,899

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

                   27.1 - Financial Data Schedule for the six-month period ended June 30, 1997.

             (b)   Reports on Form 8-K

                   Reports on Form 8-K for the quarter ended June 30, 1997 and through the date of this report:


                   April 22,  1997 -  reported  Items 5 and 7.
                   July 22,  1997 - reported Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                                      (Registrant)



Date:  August 1, 1997                     By   /s/ Joseph S. Compofelice
---------------------                          -------------------------
                                               Joseph S. Compofelice
                                                Vice President and
                                                Chief Financial Officer



Date:  August 1, 1997                     By   /s/ Dennis G. Newkirk
---------------------                          ---------------------
                                               Dennis G. Newkirk
                                                Vice President and Controller
                                                (Principal Accounting Officer)