Form 10-Q
period 1997-09-30
NL INDUSTRIES INC
filed 1997-11-03
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1997

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-640


                              NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          New Jersey                                             13-5267260
-------------------------------                             --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas              77060-2544
--------------------------------------------------          --------------------
     (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:            (281)  423-3300
                                                            --------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing
requirements for the past 90 days.    Yes X          No



Number of shares of common stock outstanding on October 31, 1997:  51,149,614

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1996
             and September 30, 1997                                       3-4

            Consolidated Statements of Operations - Three months
             and nine months ended September 30, 1996 and 1997             5

            Consolidated Statement of Shareholders' Deficit
             - Nine months ended September 30, 1997                        6

            Consolidated Statements of Cash Flows - Nine
             months ended September 30, 1996 and 1997                     7-8

            Notes to Consolidated Financial Statements                   9-13

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14-18


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             19

  Item 6.   Exhibits and Reports on Form 8-K                              20

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                     December 31,  September 30,
              ASSETS                                     1996           1997
                                                     ------------  -------------
Current assets:
  Cash and cash equivalents, including
   restricted cash of $10,895 and $9,524 .........     $  114,115     $  102,214
  Accounts and notes receivable ..................        138,538        160,625
  Refundable income taxes ........................          9,267          4,282
  Inventories ....................................        232,510        172,308
  Prepaid expenses ...............................          4,219          6,752
  Deferred income taxes ..........................          1,597          1,498
                                                       ----------     ----------

      Total current assets .......................        500,246        447,679
                                                       ----------     ----------


Other assets:
  Marketable securities ..........................         23,718         31,147
  Investment in joint ventures ...................        181,479        175,423
  Prepaid pension cost ...........................         24,821         24,408
  Deferred income taxes ..........................            223            222
  Other ..........................................         24,825         20,357
                                                       ----------     ----------

      Total other assets .........................        255,066        251,557
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         21,963         19,878
  Buildings ......................................        165,479        153,271
  Machinery and equipment ........................        660,333        622,667
  Mining properties ..............................         95,891         90,277
  Construction in progress .......................         13,231          8,469
                                                       ----------     ----------
                                                          956,897        894,562
  Less accumulated depreciation and depletion ....        490,851        470,636
                                                       ----------     ----------

      Net property and equipment .................        466,046        423,926
                                                       ----------     ----------

                                                       $1,221,358     $1,123,162
                                                       ==========     ==========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                   December 31,    September 30,
   LIABILITIES AND SHAREHOLDERS' DEFICIT               1996             1997
                                                   ------------    -------------

Current liabilities:
  Notes payable ................................    $    25,732     $    17,139
  Current maturities of long-term debt .........         91,946          61,534
  Accounts payable and accrued liabilities .....        153,904         165,773
  Payable to affiliates ........................         10,204          10,199
  Income taxes .................................          5,664           6,781
  Deferred income taxes ........................          2,895           2,660
                                                    -----------     -----------

      Total current liabilities ................        290,345         264,086
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        737,100         694,606
  Deferred income taxes ........................        151,221         139,484
  Accrued pension cost .........................         57,941          50,588
  Accrued postretirement benefits cost .........         55,935          52,168
  Other ........................................        132,048         150,650
                                                    -----------     -----------

      Total noncurrent liabilities .............      1,134,245       1,087,496
                                                    -----------     -----------

Minority interest ..............................            249             253

Shareholders' deficit:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        759,281         759,281
  Adjustments:
    Currency translation .......................       (118,629)       (125,199)
    Pension liabilities ........................         (1,822)         (1,822)
    Marketable securities ......................          1,278           6,107
  Accumulated deficit ..........................       (485,948)       (509,653)
  Treasury stock ...............................       (365,996)       (365,742)
                                                    -----------     -----------

      Total shareholders' deficit ..............       (203,481)       (228,673)
                                                    -----------     -----------

                                                    $ 1,221,358     $ 1,123,162
                                                    ===========     ===========

Commitments and contingencies (Note 13)

         See accompanying notes to consolidated financial statements.
                                   - 4 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)




                                Three months ended      Nine months ended
                                   September 30,          September 30,
                              ---------------------    ----------------------
                                 1996        1997        1996        1997
                              ---------   ---------    ---------    ---------

Revenues and other income:
  Net sales ...............   $ 248,462    $ 248,153   $ 752,064    $ 740,423
  Other, net ..............       5,013        3,023      25,890       11,681
                              ---------    ---------   ---------    ---------

                                253,475      251,176     777,954      752,104
                              ---------    ---------   ---------    ---------

Costs and expenses:
  Cost of sales ...........     193,271      180,784     557,881      557,442
  Selling, general and
   administrative .........      45,274       38,448     131,313      152,730
  Interest ................      18,472       19,476      56,127       57,853
                              ---------    ---------   ---------    ---------

                                257,017      238,708     745,321      768,025
                              ---------    ---------   ---------    ---------

     Income (loss) before
      income taxes and
      minority interest ...      (3,542)      12,468      32,633      (15,921)

Income tax expense ........         698        2,700      11,552        7,749
                              ---------    ---------   ---------    ---------

     Income (loss) before
      minority interest ...      (4,240)       9,768      21,081      (23,670)

Minority interest .........           9            7         (33)          35
                              ---------    ---------    ---------    ---------

     Net income (loss) ....   $  (4,249)   $   9,761   $  21,114    $ (23,705)
                              =========    =========   =========    =========

Net income (loss) per share
 of common stock ..........   $    (.08)   $     .19   $     .41    $    (.46)
                              =========    =========   =========    =========

Weighted average common and
 common equivalent shares
 outstanding                     51,118       51,585      51,376        51,143
                              =========    =========   =========     =========


         See accompanying notes to consolidated financial statements.
                                   - 5 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                     Nine months ended September 30, 1997

                                (In thousands)




                                                                    Adjustments
                                           Additional  ------------------------------------
                                  Common    paid-in     Currency      Pension    Marketable  Accumulated   Treasury
                                   stock    capital    translation  liabilities  securities    deficit      stock         Total
                                ---------  ----------  -----------  -----------  ----------  -----------   ---------    ---------

Balance at December 31, 1996    $   8,355   $ 759,281   $(118,629)   $  (1,822)   $   1,278   $(485,948)   $(365,996)   $(203,481)

Net loss ....................          --          --          --           --           --     (23,705)          --      (23,705)

Adjustments .................          --          --      (6,570)          --        4,829          --           --       (1,741)

Treasury stock reissued .....          --          --          --           --           --          --          254          254
                                ---------   ---------   ---------    ---------    ---------   ---------    ---------    ---------

Balance at September 30, 1997   $   8,355   $ 759,281   $(125,199)   $  (1,822)   $   6,107   $(509,653)   $(365,742)   $(228,673)
                                =========   =========   =========    =========    =========   =========    =========    =========



         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1996 and 1997

                                (In thousands)




                                                           1996          1997
                                                         --------      --------

Cash flows from operating activities:
  Net income (loss) ................................     $ 21,114      $(23,705)
  Depreciation, depletion and amortization .........       30,154        28,414
  Noncash interest expense .........................       15,500        17,388
  Deferred income taxes ............................       (4,864)       (2,108)
  Change in accounting for environmental
   remediation liabilities .........................           --        30,000
  Other, net .......................................      (12,401)      (10,729)
                                                         --------      --------

                                                           49,503        39,260
  Change in assets and liabilities:
    Accounts and notes receivable ..................      (21,289)      (32,834)
    Inventories ....................................       26,424        44,595
    Prepaid expenses ...............................       (3,863)       (3,085)
    Accounts payable and accrued liabilities .......       (1,363)       18,792
    Income taxes ...................................         (166)        8,217
    Other, net .....................................      (10,994)       (4,132)
                                                         --------      --------

     Net cash provided by operating activities .....       38,252        70,813
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures .............................      (52,328)      (23,349)
  Purchase of minority interest ....................       (5,168)           --
  Investment in joint ventures, net ................        4,123         5,836
  Proceeds from disposition of property and
   equipment .......................................          478         2,922
                                                         --------      --------

     Net cash used by investing activities .........      (52,895)      (14,591)
                                                         --------      --------


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Nine months ended September 30, 1996 and 1997

                                (In thousands)




                                                            1996        1997
                                                        ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  64,712    $ 140,000
    Principal payments ...............................     (43,359)    (203,349)
    Deferred financing costs .........................          --       (3,958)
  Dividends ..........................................     (15,333)          --
  Other, net .........................................        (202)         252
                                                         ---------    ---------

      Net cash provided (used) by financing
       activities ....................................       5,818      (67,055)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....      (8,825)     (10,833)
    Currency translation .............................      (2,312)      (1,068)
  Balance at beginning of period .....................     141,333      114,115
                                                         ---------    ---------

  Balance at end of period ...........................   $ 130,196    $ 102,214
                                                         =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ...............   $  31,485    $  35,262
  Income taxes, net ..................................      16,652        1,317




         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its operations primarily through its wholly-owned subsidiaries, Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, hold approximately 56% and 18%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. Contran and its subsidiaries and other entities related to Harold C. Simmons hold approximately 92% of Valhi's and 47% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations, shareholders' deficit and cash flows for the interim periods ended September 30, 1996 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the 1997 presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report").

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

Note 3 - Business segment information:

      The Company's operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.


                                        Three months ended         Nine months ended
                                           September 30,              September 30,
                                      ----------------------    ----------------------
                                         1996        1997         1996         1997
                                      ---------    ---------    ---------    ---------
                                                      (In thousands)
Net sales:
  Kronos ..........................   $ 215,038    $ 210,344    $ 649,635    $ 629,087
  Rheox ...........................      33,424       37,809      102,429      111,336
                                      ---------    ---------    ---------    ---------

                                      $ 248,462    $ 248,153    $ 752,064    $ 740,423
                                      =========    =========    =========    =========

Operating income:
  Kronos ..........................   $   9,640    $  24,908    $  64,555    $  50,412
  Rheox ...........................       9,831       12,254       32,952       34,597
                                      ---------    ---------    ---------    ---------
                                         19,471       37,162       97,507       85,009
General corporate income (expense):
  Securities earnings, net ........       1,190          590        3,631        1,817
  Expenses, net ...................      (5,731)      (5,808)     (12,378)     (44,894)
  Interest expense ................     (18,472)     (19,476)     (56,127)     (57,853)
                                      ---------    ---------    ---------    ---------

                                      $  (3,542)   $  12,468    $  32,633    $ (15,921)
                                      =========    =========    =========    =========

Note 4 - Inventories:


                                                  December 31,     September 30,
                                                      1996             1997
                                                  ------------     -------------
                                                          (In thousands)

Raw materials ............................           $ 43,284           $ 40,139
Work in process ..........................             10,356              5,767
Finished products ........................            142,091             94,216
Supplies .................................             36,779             32,186
                                                     --------           --------

                                                     $232,510           $172,308
                                                     ========           ========


Note 5 - Marketable securities:

                                                      December 31, September 30,
                                                          1996           1997
                                                      ------------ -------------
                                                            (In thousands)
Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains ................................      $  3,516       $  9,395
  Unrealized losses ...............................        (1,550)            --
  Cost ............................................        21,752         21,752
                                                         --------       --------

      Aggregate market ............................      $ 23,718       $ 31,147
                                                         ========       ========

Note 6 - Investment in joint ventures:

                                                     December 31,  September 30,
                                                          1996          1997
                                                     ------------  -------------
                                                            (In thousands)
TiO2 manufacturing joint venture ...............        $179,195        $173,359
Other ..........................................           2,284           2,064
                                                        --------        --------

                                                        $181,479        $175,423
                                                        ========        ========

Note 7 - Other noncurrent assets:

                                                    December 31,   September 30,
                                                        1996            1997
                                                    ------------   -------------
                                                          (In thousands)
Intangible assets, net .....................           $ 7,939           $ 5,075
Deferred financing costs, net ..............             9,791            10,866
Other ......................................             7,095             4,416
                                                       -------           -------

                                                       $24,825           $20,357
                                                       =======           =======

Note 8 - Accounts payable and accrued liabilities:

                                                   December 31,    September 30,
                                                       1996             1997
                                                   ------------    -------------
                                                          (In thousands)
Accounts payable .........................           $ 60,648           $ 58,385
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             34,618             37,006
  Environmental costs ....................              6,000              9,000
  Interest ...............................              9,429             14,532
  Miscellaneous taxes ....................              4,073              1,100
  Other ..................................             39,136             45,750
                                                     --------           --------

                                                       93,256            107,388
                                                     --------           --------

                                                     $153,904           $165,773
                                                     ========           ========

Note 9 - Other noncurrent liabilities:


                                                    December 31,   September 30,
                                                        1996            1997
                                                    ------------   -------------
                                                            (In thousands)

Environmental costs ........................          $106,849          $127,291
Insurance claims and expenses ..............            11,673            11,372
Employee benefits ..........................            11,960            10,747
Other ......................................             1,566             1,240
                                                      --------          --------

                                                      $132,048          $150,650
                                                      ========          ========

Note 10 - Notes payable and long-term debt:


                                                      December 31, September 30,
                                                        1996           1997
                                                      ------------ -------------
                                                             (In thousands)

Notes payable - Kronos (DM 40,000 and DM 30,000,
 respectively) .....................................      $ 25,732      $ 17,139
                                                          ========      ========

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ....................      $250,000      $250,000
    13% Senior Secured Discount Notes ..............       149,756       164,535
                                                          --------      --------

                                                           399,756       414,535
                                                          --------      --------
  Kronos:
    DM bank credit facility (DM 539,971 and
     DM 288,322, respectively) .....................       347,362       164,718
    Joint venture term loan ........................        57,858        46,286
    Other ..........................................         9,125         5,266
                                                          --------      --------

                                                           414,345       216,270
                                                          --------      --------
  Rheox:
    Bank credit facility ...........................        14,659       125,250
    Other ..........................................           286            85
                                                          --------      --------

                                                            14,945       125,335
                                                          --------      --------

                                                           829,046       756,140

Less current maturities ............................        91,946        61,534
                                                          --------      --------

                                                          $737,100      $694,606
                                                          ========      ========

      Rheox has entered into interest rate collar agreements which effectively set minimum and maximum U.S. LIBOR interest rates of 5.25% and 8%, respectively, on $50 million principal amount of its variable-rate bank term loan through May 2001. The margin on such borrowings ranges from .75% to 1.75%, depending upon the level of a certain Rheox financial ratio. Rheox is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although Rheox does not anticipate nonperformance by such parties. At September 30, 1997, the estimated fair value of such agreements was estimated to be a $.1 million liability. Such fair value represents the amount Rheox would pay if it terminated the collar agreements at that date, and is based upon quotes obtained from the counter party financial institutions.

Note 11 - Income taxes:

      The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                            Nine months ended
                                                               September 30,
                                                             1996        1997
                                                           --------    --------
                                                               (In thousands)

Expected tax expense (benefit) .........................   $ 11,422    $ (5,573)
Non-U.S. tax rates .....................................       (273)       (462)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...      2,559       2,171
Valuation allowance ....................................     (1,150)     10,459
U.S. state income taxes ................................      1,350       1,432
Other, net .............................................     (2,356)       (278)
                                                           --------    --------

      Income tax expense ...............................   $ 11,552    $  7,749
                                                           ========    ========

Note 12 - Other income, net:


                                     Three months ended      Nine months ended
                                        September 30,          September 30,
                                   --------------------    --------------------
                                     1996        1997        1996        1997
                                   --------    --------    --------    --------
                                                (In thousands)


Interest and dividends .........   $  1,190    $    590    $  3,631    $  1,817
Currency transaction gains .....      4,491
 (losses), net .................        624         (57)      2,670
Disposition of property and ....       (304       2,452
 equipment .....................       (758)                      )      (1,677)
Pension curtailment gain .......         --          --       4,791          --
Technology fee income ..........      2,606          --       8,280          --
Litigation settlement gain .....         --          --       2,756          --
Other, net .....................      1,351       2,794       3,618       4,742
                                   --------    --------    --------    --------

                                   $  5,013    $  3,023    $ 25,890    $ 11,681
                                   ========    ========    ========    ========

Note 13 - Commitments and contingencies:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings," (iii) the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and (iv) the 1996 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.


                              Three months ended     %    Nine months ended    %
                                September 30,     Change    September 30,    Change
                                1996      1997            1996      1997
                                  (In millions)              (In millions)

Net sales:
  Kronos ....................   $215.1   $210.4     -2%   $649.7   $629.2    -3%
  Rheox .....................     33.4     37.8    +13%    102.4    111.3    +9%
                                ------   ------           ------   ------   ------

                                $248.5   $248.2     NC    $752.1   $740.5    -2%
                                ======   ======           ======   ======

Operating income:
  Kronos ....................   $  9.7   $ 24.9   +157%   $ 64.6   $ 50.4   -22%
  Rheox .....................      9.8     12.3    +26%     32.9     34.6    +5%
                                ------   ------           ------   ------

                                $ 19.5   $ 37.2    +91%   $ 97.5   $ 85.0   -13%
                                ======   ======           ======   ======

Percent changes in TiO2:
  Sales volume ..............                       +7%                     +12%
  Average selling prices (in
   billing currencies).......                       +1%                      -8%


      Kronos' TiO2 operating income in the third quarter of 1997 increased from the comparable period in 1996 due to higher production and sales volumes, 1% higher average TiO2 selling prices and $9.7 million of income resulting from refunds of German trade capital taxes. Kronos' operating income in the nine months ended September 30, 1997 declined from the 1996 period due to 8% lower average selling prices, partially offset by higher sales and production volumes. Kronos' average TiO2 selling prices for the third quarter of 1997 were 3% higher than the second quarter of 1997 and 6% higher than the first quarter of 1997. Selling prices at the end of the third quarter of 1997 were 2% higher than the average for the quarter. Kronos achieved record third quarter sales volumes reflecting continued strong TiO2 demand, particularly in Europe. Kronos' third quarter and nine months sales volumes increased 7% and 12%, respectively, from the year-earlier periods.

      Kronos' operating income for the third quarter included income of $9.7 million resulting from German trade capital tax refunds related to prior years, including interest. The German tax authorities were required to remit refunds based on (i) recent court decisions which resulted in reducing the trade capital tax base and (ii) prior agreements between the Company and the German tax authorities regarding payment of disputed taxes.

      Kronos expects further increases in its TiO2 selling prices during the fourth quarter of 1997 and expects its full-year 1997 operating income will exceed that of 1996. Kronos' cost of sales as a percentage of net sales compared to 1996 decreased in the third quarter of 1997 and increased in the first nine months of 1997 due to higher average prices in the third quarter of 1997 and lower average prices in the first nine months of 1997. Kronos' selling, general and administrative expenses in the third quarter and the first nine months of

1997 were lower than the 1996 periods due to favorable effects of foreign currency translation and German trade capital tax refunds, partially offset by higher distribution expenses associated with higher 1997 sales volumes.

      Rheox's operating income for the third quarter of 1997 increased $2.5 million compared to the third quarter of 1996 on higher sales and production volumes. Rheox's operating income in the first nine months of 1997 was $4.4 million higher than the 1996 period, excluding a first-quarter 1996 $2.7 million gain related to the curtailment of certain U.S. employee pension benefits. Rheox's cost of sales as a percentage of net sales decreased in the third quarter and first nine months of 1997 due to higher production volumes in both periods of 1997 compared to 1996. Selling, general and administrative expenses increased in the third quarter and first nine months of 1997 compared to the 1996 periods primarily due to higher selling and distribution expenses associated with higher 1997 sales volumes.

      A significant  amount of the Company's  sales  generated from its non-U.S.
operations are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the third quarter and first nine months of 1997 by $23 million and $46 million, respectively, compared to the respective 1996 periods. Although exchange rate fluctuations resulted in an unfavorable impact on operating income for the third quarter of 1997, the impact was nominal for the first nine months of 1997 compared with the same periods in 1996.

      The following table sets forth certain information regarding general corporate income (expense).


                             Three months ended                    Nine months ended
                                September 30,        Difference      September 30,        Difference
                             -------------------     ----------  ---------------------    ----------
                               1996       1997                      1996         1997
                             -------     -------                 --------     --------

Securities earnings ...      $   1.2     $    .6     $   (.6)    $    3.6     $    1.8     $  (1.8)
Corporate expenses, net         (5.7)       (5.8)        (.1)       (12.4)       (44.8)      (32.4)
Interest expense ......        (18.5)      (19.5)       (1.0)       (56.1)       (57.9)       (1.8)
                             -------     -------     -------     --------     --------     -------

                             $ (23.0)    $ (24.7)    $  (1.7)    $  (64.9)    $ (100.9)    $ (36.0)
                             =======     =======     =======     ========     ========     =======


      Securities earnings declined due to lower average cash equivalent balances available for investment. Corporate expenses, net in the first nine months of 1997 were higher than the comparable period in 1996 due to the $30 million noncash charge related to the Company's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." See Note 1 to the Consolidated Financial Statements. This charge is included in selling, general and administrative expense in the Company's Consolidated Statements of Operations. Interest expense was higher in the third quarter and first nine months of 1997 primarily due to higher variable interest rates and higher average principal balances.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 1996 and 1997 are presented below.


                                                              Nine months ended
                                                                September 30,
                                                            -------------------
                                                              1996        1997
                                                             -----        -----
                                                                (In millions)
Net cash provided (used) by:
  Operating activities ...............................       $ 38.3       $ 70.8
  Investing activities ...............................        (52.9)       (14.6)
  Financing activities ...............................          5.8        (67.0)
                                                             ------       ------

      Net cash used by operating, investing
       and financing activities ..........                   $ (8.8)      $(10.8)
                                                             ======       ======


      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flows from operations before change in assets and liabilities in the first nine months of 1997 declined from the comparable period in 1996 primarily due to lower operating income. In the aggregate, changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) provided cash in both the first nine months of 1996 and 1997; however, the cash provided in the first nine months of 1997 was significantly higher than the first nine months of 1996 primarily due to greater reductions in inventory levels in the 1997 period.

      Certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. The Company has received certain tax assessments aggregating DM 130 million ($74 million), including interest, for years through 1996 and may receive tax assessments for an additional DM 20 million ($11 million) related to these remaining tax contingencies. No payments of tax or interest deficiencies related to these assessments will be required until the litigation is resolved. A recent German tax court proceeding involving a tax issue substantially the same as that involved in the Company's primary remaining income tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed the decision to the German Supreme Court and the Company believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of the Company's primary dispute with the German tax authorities. Although the Company believes that it will ultimately prevail, the Company has granted a DM 100 million ($57 million at September 30, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities. No assurance can be given that this litigation will be resolved in the Company's favor in view of the inherent uncertainties involved in court proceedings. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      In order to improve its near-term liquidity, the Company refinanced its Rheox subsidiary during January 1997, obtaining a net $125 million of new long-term financing. The net proceeds, along with other available funds, were used to prepay DM 207 million ($127 million when paid) of the Company's DM term loan and to repay DM 43 million ($26 million when paid) of the Company's DM revolving credit facility. As a result of the refinancing and prepayment, the Company's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998). Additionally, total debt was reduced by $28 million as part of the refinancing. In connection with the prepayment, the Company and its lenders modified certain financial covenants of the DM credit agreement and NL guaranteed the facility. At September 30, 1997, the Company was in compliance with all financial covenants governing its debt agreements.

      In the first nine months of 1997, in addition to the above refinancing and prepayment, the Company repaid $12 million of the joint venture term loan, $11 million of Rheox's revolving credit facility, $4 million of Rheox's term loan and DM 10 million ($6 million when paid) of short-term notes payable.

      At September 30, 1997, the Company had cash and cash equivalents aggregating $102 million (54% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $10 million. The Company's subsidiaries had $21 million and $88 million available for borrowing at September 30, 1997 under existing U.S. and non-U.S. credit facilities, respectively.

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($136 million at September 30, 1997) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $180 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
Further, there can be no assurance that additional environmental matters will not arise in the future.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1996 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 for descriptions of certain previously-reported legal proceedings.

         Wright v. Lead Industries, et al., (Nos. 94 363042 and 363043). In October 1997 the Maryland court of appeals affirmed the previously-reported summary judgment in defendants' favor. The time in which plaintiffs' may seek to review the court of appeals decision has not yet expired.

         Gates v. American Cyanamid Co., et al., (No. I1996-2114). In October 1997 plaintiffs indicated that they intend to dismiss this case with prejudice as to all defendants.

         Ritchie v. NL Industries, et al., (No. 5:96-CV-166). In August 1997 plaintiffs dismissed the complaint with prejudice against all defendants.

         Gould v. NL Industries, Inc., (No. 91-1091) ("Gould Superfund Site," Portland, Oregon). The U.S. EPA, the Company and other PRPs are negotiating the terms of a consent decree to perform the remedial action selected in the amended record of decision. Trial in the action for contribution among the PRPs, previously set for September 1997, has been rescheduled for January 1998.

         Granite City Superfund Site. In September 1997 the U.S. EPA informed the Company that past and future cleanup costs are estimated to total approximately $63.5 million.

         Cherokee County Sites. In August 1997 the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated that the selected remedy will cost approximately $7.1 million.

         State of Illinois vs. NL Industries. Inc. et al., (No. 88-CH-11618). In August 1997 the trial court dismissed the case. The State has filed a notice of appeal.

         Flacke v. NL Industries, Inc., (No. 1842-80). The case has been settled within previously accrued amounts.

         Rhodes, et al. v. ACF Industries, Inc., et al., (No. 95-C-261). An agreement in principle has been reached settling this matter, with the Company being indemnified by another party.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1 - Financial Data Schedule for the nine-month period ended September 30, 1997.

         (b) Reports on Form 8-K

             Reports on Form 8-K for the quarter ended September 30, 1997 and through the date of this report:

             July 22, 1997 - reported Items 5 and 7.
             October 17, 1997 - reported Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                               ------------------------
                                                      (Registrant)



Date:  October 31, 1997                   By   /s/ Joseph S. Compofelice
-----------------------                        -------------------------
                                               Joseph S. Compofelice
                                                Vice President and
                                                Chief Financial Officer



Date:  October 31, 1997                   By   /s/ Dennis G. Newkirk
-----------------------                        ---------------------
                                               Dennis G. Newkirk
                                                Vice President and Controller
                                                (Principal Accounting Officer)