Form 10-K405
period 1997-12-31
NL INDUSTRIES INC
filed 1998-03-23
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1997

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

                                                Name of each exchange on
      Title of each class                           which registered
Common stock ($.125 par value)                  New York Stock Exchange
                                                Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 18, 1998, 51,290,614 shares of common stock were outstanding. The aggregate market value of the 12,381,624 shares of voting stock held by nonaffiliates as of such date approximated $203 million.

                     Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information.

      The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Kronos-Industry," "Kronos-Products and operations," "Kronos-Manufacturing process and raw materials," "Kronos-Competition," "Rheox-discontinued operations," "Patents and Trademarks," "Foreign Operations," and "Regulatory and Environmental Matters," all contained in Item 1. Business, (ii) under the captions "Lead pigment litigation" and "Environmental matters and litigation," both contained in Item 3. Legal Proceedings, and (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the risks and uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Committee, and other public statements.

                                    PART I

ITEM 1.     BUSINESS

General

      NL  Industries,  Inc.,  organized  as a New  Jersey  corporation  in 1891, conducts its continuing operations through its principal wholly-owned subsidiary, Kronos, Inc. In January 1998 the specialty chemicals business of Rheox, Inc., a wholly-owned subsidiary of NL, was sold for $465 million to Elementis plc, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. See "Rheox - discontinued operations" for related discussion. At December 31, 1997 Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held 57% and 18%, respectively, of NL's outstanding common stock, and together may be deemed to control the Company. At December 31, 1997 Contran and other entities related to Harold C. Simmons held approximately 93% of Valhi's and 49% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board, President and Chief Executive Officer of each of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

      Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 1997. Approximately one-half of Kronos' 1997 sales volume was in Europe, where Kronos is the second largest producer of TiO2.

      The Company's objective is to maximize total shareholder returns by (i) focusing on continued cost control, (ii) acquiring additional TiO2 production capacity, (iii) investing in certain cost effective debottlenecking projects to also increase TiO2 production capacity and productivity and (iv) reducing outstanding indebtedness.

Kronos

  Industry

      Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

      Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flow. The Company's average TiO2 selling prices increased during the last three quarters of 1997, following a downturn in prices that began in the last half of 1995. The Company expects TiO2 prices will continue to increase during 1998 as the impact of announced price increases take effect. Industry-wide demand for TiO2 continued to grow in 1997, and Kronos' record 1997 sales volume was 10% higher than the previous record set in 1996. The Company's expectations as to the future prospects of the TiO2 industry and prices are based upon a number of factors beyond the Company's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, industry and Company performance could be unfavorably affected.

      Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 13% share of North American TiO2 sales volume. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. A significant region for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these countries develop to the point where quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe. Geographic segment information is contained in Note 3 to the Consolidated Financial Statements.

  Products and operations

      The Company believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher cost TiO2. The use of extenders has not significantly changed anticipated TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. As a result, the Company believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

      Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

      Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos' international operations are conducted through Kronos
International, Inc., a Germany-based holding company formed in 1989 to manage and coordinate the Company's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1997 TiO2 sales were to Europe, with 36% to North America and the balance to export markets.

      Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process described below), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

  Manufacturing process and raw materials

      TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments in the past few years, and chloride-process production facilities in 1997 represented almost 60% of industry capacity.

      Kronos produced a record 408,000 metric tons of TiO2 in 1997, compared to 373,000 metric tons produced in 1996 and 393,000 metric tons in 1995. Kronos' production rates were increased to near full capacity in late 1996 and Kronos maintained near full capacity production rates throughout 1997 in response to strong demand. Kronos believes its current annual attainable production capacity is approximately 420,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). Kronos substantially completed a $34 million debottlenecking expansion of its Leverkusen, Germany chloride-process plant in 1997 which increased annual production capacity by approximately 20,000 metric tons.

      The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa) under a long-term supply contract that expires in 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia), under a long-term supply contract that also expires in 2000. Raw materials purchased under these contracts are expected to meet Kronos' chloride feedstock requirements over the next several years. The Company does not expect to encounter difficulties obtaining extensions to existing long-term supply contracts prior to the expiration of the contracts.

      The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1997. For its Canadian plant, Kronos also purchases sulfate grade slag from Q.I.T.-Fer et Titane Inc. under a long-term supply contract which expires in 2002.

      Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not anticipate experiencing any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock.

  TiO2 manufacturing joint venture

      Subsidiaries of Kronos and Tioxide Group, Ltd. ("Tioxide"), a wholly-owned subsidiary of Imperial Chemicals Industries plc ("ICI"), each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Tioxide (the "Partners") pursuant to separate offtake agreements. ICI has agreed to sell Tioxide's non-North American operations to E.I. du Pont de Nemours & Co. ("DuPont"), subject to regulatory approval. ICI has announced it intends to sell Tioxide's 50% interest in LPC and its remaining North American operations in a separate transaction. The Company has advised ICI of its interest in acquiring the portion of LPC it does not currently own.

      A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

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

  Competition

      The TiO2 industry is highly competitive. During the early 1990s, supply of TiO2 exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, had a negative impact during the subsequent downturn. During 1994 and the first half of 1995, strong demand growth improved industry capacity utilization and resulted in increases in worldwide TiO2 prices. Kronos believes that the increased demand was partially due to customers stocking inventories. In the second half of 1995 and first half of 1996, customers reduced inventory levels, which reduced industry-wide demand. Demand improved in the second half of 1996 and throughout 1997, and selling prices of TiO2 began to increase during the last three quarters of 1997. Additional price increases have been announced by most major TiO2 producers, including Kronos, that are expected to be implemented during the first half of 1998, and which Kronos expects to favorably impact operating income comparisons in 1998 versus 1997. No assurance can be given that price trends will conform to the Company's expectations. See "Industry" for the Company's views of risks and uncertainties within the TiO2 industry.

      Capacity additions that are the result of construction of grassroot plants in the worldwide TiO2 market require significant capital expenditures and substantial lead time (typically three to five years in the Company's experience) for, among other things, planning, obtaining environmental approvals and construction. No grassroot plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors complete debottlenecking projects at existing plants. Based on the factors described under the caption "Kronos-Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

      Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1997 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

      Kronos' principal competitors are DuPont; ICI (Tioxide); Millennium Chemicals, Inc. (Millennium Inorganic Chemicals, Inc.); Kerr-McGee Corporation; Kemira Oy; Ishihara Sangyo Kaisha, Ltd.; and Bayer AG. These seven competitors have estimated individual shares of TiO2 production capacity ranging from 23% to 4%, and an estimated aggregate 74% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

      In July 1997 DuPont announced an agreement had been reached to acquire Tioxide's TiO2 business in Europe, Asia and Africa, that it expects to close in early 1998 subject to regulatory approval. In January 1998 Kerr-McGee announced an agreement to acquire approximately 80% of the European TiO2 business of Bayer.

Rheox - discontinued operations

      On January 30, 1998 the specialty chemicals business of Rheox was sold to Elementis plc (formerly known as Harrisons and Crosfield, plc) for $465 million, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. As a result of the sale, the Company has reported its Rheox operation as discontinued operations. Following the sale, Rheox, Inc. was renamed NL Capital Corporation. The Company intends to use the after-tax proceeds of about $400 million primarily to invest in additional TiO2 production capacity and reduce its outstanding indebtedness.

Research and Development

      The Company's expenditures for research and development and certain technical support programs, excluding discontinued operations, have averaged approximately $8 million annually during the past three years. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

Patents and Trademarks

      Patents held for products and production processes are believed to be important to the Company and to the continuing business activities of Kronos. The Company continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.

      The  Company's  major  trademarks,   including  Kronos  and  Titanox,  are
protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

Foreign Operations

      The Company's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada. Approximately three-quarters of the Company's 1997 consolidated sales, excluding discontinued operations, were to non-U.S. customers, including 13% to customers in areas other than Europe and Canada. Sales to customers in Asia accounted for 5% of consolidated net sales. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Employees

      As of December 31, 1997 the Company employed approximately 2,600 persons, excluding the joint venture employees and discontinued operations, with approximately 100 employees in the United States and approximately 2,500 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 manufacturing joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

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

      The Company's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. The Company believes the Louisiana plant owned and operated by the joint venture is in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Following the sale of its specialty chemicals business, the Company has no U.S. plants other than LPC. From time to time, the Company's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

      The Company has a contract with a third party to treat certain of its Leverkusen and Nordenham, Germany sulfate-process effluents. Either party may terminate the contract after giving four years advance notice with regard to the Nordenham plant. After December 1998 and under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluent from the Leverkusen plant.

      In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos completed the installation of off-gas desulfurization systems in 1997 at its Norwegian and German plants at an estimated cost of $30 million. The manufacturing joint venture completed the installation of a $16 million off-gas desulfurization system at the Louisiana plant in 1996.

      The Company's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $5 million in each of 1998 and 1999.

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

ITEM 2.     PROPERTIES

      Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. Certain of the Company's properties collateralize long-term debt agreements and the Company's Nordenham TiO2 plant has liens on it that secure claims by the City of Leverkusen and the German federal tax authorities, pending resolution of certain tax litigation. See Notes 10 and 13 to the Consolidated Financial Statements.

      Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

      All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

ITEM 3.     LEGAL PROCEEDINGS

  Lead pigment litigation

      The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. The Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. The Company is vigorously defending such litigation. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, the imposition of market share liability could have such an effect. The Company has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

      In 1989 and 1990 the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against the Company, other alleged manufacturers of lead pigment (together with the Company, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions, which were pending in the Civil District Court for the Parish of Orleans, State of Louisiana, were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992 the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994 the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995 the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remain pending and have been inactive since 1992, Hall v. HANO, et al. (No. 89-3552) and Allen V. HANO, et al. (No. 89-427) Civil District Court for the Parish of Orleans, State of Louisiana.

      In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991 the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992 defendants appealed the denial. The Company has answered the remaining portions of the complaint denying all allegations of wrongdoing. In May 1993 the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994 the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs appealed. In June 1996 the Appellate Division reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims, reinstating those claims. Defendants' motion for summary judgment on the fraud claim was denied in August 1995. In December 1995 defendants moved for summary judgment on the basis that the fraud claim was time-barred. In February 1996 the motion was denied. In July 1997 the denial of defendants' two summary judgment motions on the fraud claim were affirmed by the Appellate Division. Discovery is proceeding.

      In August 1992 the Company was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992 the Company and the other defendants moved to dismiss the complaint with prejudice. In July 1993 the court dismissed the complaint. In December 1994 the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court. In July 1996 the trial court granted defendants' motion to dismiss the property damage and enterprise liability claims, but denied the remainder of the motion. Discovery is proceeding with respect to class certification.

      In November 1993 the Company was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994 the Company answered the complaint, denying liability. Discovery is proceeding.

      In January 1995 the Company was served with complaints in Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al., (Nos. 94-363042 and 363043),
Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment. The complaints, as amended in April 1995, seek more than $100 million in compensatory and punitive damages for alleged strict liability, negligence, conspiracy, fraud and unfair and deceptive trade practices claims. In July 1995 the trial court granted, in part, the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. In June 1996 the trial court granted defendants' motions for summary judgement on plaintiffs' conspiracy claim, and dismissed the Company and certain other defendants from the cases. In September 1996 the trial court granted the remaining defendants' motions for summary judgment and in October 1997 the Maryland Special Court of Appeals affirmed. Plaintiffs did not seek further review of the dismissal of the conspiracy claims against the Company and other defendants. Plaintiffs' request for review of the affirmance of the dismissal of the remaining defendants was denied by the Maryland Court of Appeals in February 1998.

      In January 1996 the Company was served with a complaint on behalf of individual intervenors in German, et. al. v. Federal Home Loan Mortgage Corp., et. al., (U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941 (RWS)). This alleged class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against the Company and other former manufacturers of lead pigment for medical monitoring, property abatement, and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City. In May 1996 the Company and the other former manufacturers of lead pigments filed motions to dismiss the intervenors' complaint. In May 1997 plaintiffs moved for class certification and defendants moved for summary judgment. In June 1997 the Court stayed all further activity in the case pending reconsideration of its 1995 decision permitting filing of the complaint against the manufacturer defendants and joinder of the new complaint with the pre-existing complaint against New York City and other landlords.

      In April 1996 the Company was served with a complaint in Gates v. American Cyanamid Co., et al., (No. I1996-2114) Supreme Court, State of New York, Erie County, alleging personal injury arising out of exposure to lead pigment. Plaintiff seeks compensatory and punitive damages from the Company, other former lead pigment manufacturers and the LIA based on claims of negligence, strict liability, fraud, concert of action, civil conspiracy, enterprise liability, market share liability and alternative liability. Plaintiff also asserts claims against the landlords of the apartments in which plaintiff has lived since 1977. In July 1996 the Company filed an answer denying plaintiff's allegations of wrongdoing and liability. In November 1997 plaintiffs dismissed this case with prejudice as to all defendants.

      In April 1997 the Company was served with a complaint in Parker v. NL Industries, et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife, seek compensatory and punitive damages from the Company, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud, for plaintiff's alleged ingestion of lead paint as a child. In June 1997 the Company answered the complaint denying liability. In February 1998 the Court dismissed the fraud claim. The case is set for trial in July 1998.

      In January 1998 the Company was served with an amended  complaint in Adams
v. NL Industries, Inc., et at., (No. A9701785), Court of Common Pleas, Hamilton County, Ohio, alleging injury to a minor arising out of exposure to lead, and seeking compensatory and punitive damages from the Company, and other former manufacturers of lead products and the LIA based on claims of negligence, strict liability, breach of warranty, failure to warn, and nuisance. The amended complaint also asserts various claims against plaintiff's landlord. In February 1998 the Company filed a motion to dismiss the action on procedural grounds. In March 1998 plaintiffs informed the Court that they intend to dismiss the complaint.

      The Company believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

      The Company has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in the Company's favor. In July 1991 the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the Company's reasonable defense costs for such cases. In June 1992 the Company filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in the Company's favor. In August 1993 the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994 the court entered judgment on the order requiring Commercial Union to pay previously-incurred Company costs in defending those cases. In September 1995 the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted the Company's motion for summary judgment, finding that Commercial Union had a duty to defend the Company in the four lead paint cases which were the subject of the Company's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from the Company and two other insurance carriers in connection with the three lead paint actions on which the court had granted the Company summary judgment in 1991. The court ruled that Commercial Union is entitled to receive such contribution from the Company and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by the Company that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of the Company, the reinsurance costs of which the Company may ultimately be required to bear.

      In June 1997 the Company reached a settlement in principle with its insurers regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought.

      Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods, the Court has not made any final rulings on defense costs or indemnity coverage with respect to the Company's pending environmental litigation. Nor has the Court made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. The Company has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

  Environmental matters and litigation

      The Company has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

      The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1997 the Company had accrued $135 million for those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to the Company. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. During the first quarter of 1997 the Company's accrual was increased by $30 million to include legal fees and other costs of managing and monitoring environmental remediation sites as required by the adoption of the AICPA's Statement of Position 96-1, "Environmental Remediation Liabilities." See
Note 2 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $175 million. The Company's estimate of such liability has not been discounted to present value and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

      In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by the Company. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. The Company and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against the Company and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992 the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995 the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. The Company presently is challenging portions of the U.S. EPA's selection of the remedy. In September 1997 the U.S. EPA informed the Company that past and future cleanup costs are estimated to total approximately $63.5 million. There is currently no allocation among the PRPs for these costs.

      At the Pedricktown, New Jersey lead smelter site formerly owned by the Company the U.S. EPA has divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994 the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996 certain PRPs, but not the Company, entered into an administrative consent order with the U.S. EPA to perform the remedial design phase of operable unit one. In January 1998 the Company and the other PRPs were informed that U.S. EPA would begin negotiations in 1998 with respect to performance of the remedial action phase of operable unit one. In addition, the U.S. EPA has indicated that it has incurred approximately $6.2 million in past costs. The U.S. EPA issued an order with respect to operable unit two in March 1992 to the Company and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. The Company has complied with the order, and the work with respect to operable unit two is completed. The Company has paid approximately 50% of operable unit two costs, or $2.5 million.

      Having completed the RIFS at the Company's former Portland, Oregon lead smelter site, the Company conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including the Company, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992 the U.S. EPA issued unilateral administrative orders to the Company and six other PRPs directing the performance of the remedy. The Company and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized the Company and the other PRPs to cease performing most aspects of the selected remedy. In May 1997 the U.S. EPA issued an Amended Record of Decision ("ARD") for the soils operable unit changing portions of the cleanup remedy selected. The ARD requires construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs. The Company and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD. In November 1991 Gould, Inc., the current owner of the site, filed an action, Gould, Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against the Company for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998 the Company and the other defendants reached an agreement in principle to settle the litigation by agreeing to pay a portion of future costs, which are estimated to be within previously-accrued amounts.

      The Company and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where the Company and others formerly mined lead and zinc. A former subsidiary of the Company mined at the Baxter Springs subsite, where it is the largest viable PRP. In August 1997 the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated that the selected remedy will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). In addition, the Company received a notice in March 1998 from the U.S. EPA that it may be a PRP in three additional subsites in Cherokee County.

      In January 1989 the State of Illinois brought an action against the Company and several other subsequent owners and operators of the former plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH- 11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992 the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993 the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. In November 1996 the appeals court reversed the dismissal. In August 1997 the trial court again dismissed the case and the state has appealed. The U.S. EPA has issued an order to the Company to perform a removal action at the Company's former facility involved in the State of Illinois case. The Company is complying with the order.

      Residents in the vicinity of the Company's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from the Company and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. The Company answered the complaint, denying liability. In December 1994 the jury returned a verdict in favor of the Company. Plaintiffs appealed to the Pennsylvania Superior Court and in September 1996 the Superior Court affirmed the judgment in favor of the Company. In December 1996 plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court, which was declined. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87- 5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against the Company with prejudice, and stayed the case pending the outcome of the state court litigation.

      In July 1991 a complaint was filed in the United States District Court for the Central District of California, United States of America v. Peter Gull and NL Industries, Inc., Civ. No. 91-4098, seeking recovery of $2 million in costs incurred by the United States in response to the alleged release of hazardous substances into the environment from a facility located in Norco, California, treble damages and $1.8 million in penalties for the Company's alleged failure to comply with the U.S. EPA's administrative order No. 88-13. The order, which alleged that the Company arranged for the treatment or disposal of materials at the Norco site, directed the immediate removal of hazardous substances from the site. The Company carried out a portion of the remedy at the Norco site, but did not complete the ordered activities because it believed they were in conflict with California law. The court ruled that the Company was liable for approximately $2.7 million in response costs plus approximately $3.6 million in penalties for failure to comply with the administrative order. In April 1994 the court entered final judgment in this matter directing the Company to pay $6.3 million plus interest. Both the Company and the government have appealed. In February 1998 the parties reached agreement in principle to settle this matter within previously-accrued amounts.

      At a municipal and industrial waste disposal site in Batavia, New York, the Company and 50 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, the Company conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. The Company's RIFS costs were approximately $2 million. In June 1995 the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995 the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. The Company and other PRPs entered into an interim cost sharing arrangement for this phase of work. The Company and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply) with the exception of annual operation and maintenance. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

      See Item 1.  "Business - Regulatory and Environmental Matters."

  Other litigation

      Rhodes, et al. v. ACF Industries, Inc., et al. (Circuit Court of Putnam County, West Virginia, No. 95-C-261). Twelve plaintiffs brought this action against the Company and various other defendants in July 1995. Plaintiffs allege that they were employed by demolition and disposal contractors, and claim that as a result of the defendants' negligence they were exposed to asbestos during demolition and disposal of materials from defendants' premises in West Virginia. Plaintiffs allege personal injuries and seek compensatory damages totaling $18.5 million and punitive damages totaling $55.5 million. An agreement has been reached settling this matter, with the Company being indemnified by another party.

      The Company has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. Various of these actions remain pending. One such case, In re: Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia, Nos. 93-C-362, et al.), involves the consolidated claims of approximately 3,100 plaintiffs. The Company has reached an agreement to settle this case.

      In March 1997 the Company was served with a complaint in Ernest Hughes, et al. v. Owens-Corning Fiberglass, Corporation, et al., No. 97-C-051, filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. The Company has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs are refiling their cases in Ohio. The Company is also a defendant in approximately 1,000 additional asbestos cases pending in Ohio, the first of which is scheduled for trial in the third quarter of 1998.

      Plaintiff brought the complaint in Frank D. Seinfeld v. Harold C. Simmons, et al. (Superior Court of New Jersey, Bergen County, Chancery Division, No. C-336-96) in September 1996 on behalf of himself and derivatively, on behalf of the Company, against the Company, Valhi and certain current and former members of the Company's Board of Directors. The complaint alleges, among other things, that the Company's purchase of shares in an August 1991 "Dutch auction" tender offer was an unfair and wasteful expenditure of the Company's funds that constituted a breach of the defendants' fiduciary duties to the Company's shareholders. Plaintiff seeks, among other things, to rescind the Company's purchase of approximately 10.9 million shares of its common stock from Valhi pursuant to the Dutch auction, and plaintiff has stated that damages sought are $149 million. The Company and the other defendants have answered the complaint and have denied all allegations of wrongdoing. In March 1998 Valhi reached an agreement to settle this matter. Under the stipulation of settlement, in which the defendants denied any wrongdoing, Valhi would transfer to the Company 750,000 shares of the Company's common stock held by Valhi, subject to adjustment based upon the market price of the Company's shares at the time of closing, up to a maximum of 825,000 shares of the Company and a minimum of 675,000 shares of the Company. Valhi may, at its option, transfer cash or cash equivalents in lieu of all or a portion of such shares of the Company based on the market price of the Company's common stock at the time of transfer. The settlement is subject to, among other things, approval by the court and, if approved, is expected to close in the second or third quarter of 1998. Pursuant to the agreement and subject to court approval, the Company will reimburse plaintiffs for attorneys' fees of up to $3 million and related costs. There can be no assurance that any such settlement will become effective.

      The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      NL's common stock is listed and traded on the New York Stock Exchange and the Pacific Exchange under the symbol "NL." As of March 18, 1998 there were approximately 8,000 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On March 18, 1998 the closing price of NL common stock according to the NYSE Composite Tape was $16-3/8.


                                                              High       Low
                                                            ---------  -------
Year ended December 31, 1996:
  First quarter                                             $  14-3/4  $12-1/4
  Second quarter                                               15-3/8   11-1/2
  Third quarter                                                12-1/4    9-1/8
  Fourth quarter                                               11-1/4    7-5/8

Year ended December 31, 1997:
  First quarter                                                13-1/8    9-3/4
  Second quarter                                             14-11/16    9-1/8
  Third quarter                                               16-1/16   12-1/4
  Fourth quarter                                              17-5/16   12-1/2

      The Company's Senior Notes generally limit the ability of the Company to pay dividends and at December 31, 1997 no amounts were available for dividends. The Company paid three quarterly cash dividends during 1996 of $.10 per share, beginning with a dividend paid on March 1, 1996. The Company suspended its quarterly dividend in October 1996. The Company did not pay dividends in 1995 or 1997. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts have been reclassified to reflect the results of the Company's specialty chemicals business as discontinued operations and to conform with the current year's consolidated financial statement presentation.


                                          Years ended December 31,
                              --------------------------------------------------
                                1993      1994       1995      1996       1997
                              --------------------------------------------------
                                (In millions, except per share amounts)

INCOME STATEMENT DATA:
Net sales                   $  697.0   $  770.1  $  894.1   $  851.2  $  837.2
Operating income                36.1       80.5     161.2       71.6      82.5
Income (loss) from
 continuing operations         (90.9)     (38.9)     66.5      (11.7)    (29.9)
Net income (loss)             (109.8)     (24.0)     85.6       10.8      (9.5)

Earnings per common
 share:
  Basic:
    Income (loss) from
     continuing
     operations             $  (1.79)  $   (.76) $   1.30   $   (.23) $   (.58)
    Net income (loss)          (2.16)      (.47)     1.68        .21      (.19)
  Diluted:
    Income (loss) from
     continuing
     operations             $  (1.79)  $   (.76) $   1.29   $   (.23) $   (.58)
    Net income (loss)          (2.16)      (.47)     1.66        .21      (.19)

  Cash dividends            $   -      $   -     $    -     $    .30  $   -

BALANCE SHEET DATA at year-end:
Cash, cash equivalents
 and current marketable
 securities, including
 restricted cash            $  147.6   $  156.3  $  141.3   $  114.1  $  106.1
Current assets                 467.5      486.4     551.1      500.2     454.5
Total assets                 1,206.5    1,162.4   1,271.7    1,221.4   1,098.2
Current liabilities            232.5      244.9     302.4      290.3     276.4
Long-term debt including
 current maturities            870.9      789.6     783.7      829.0     744.2
Shareholders' deficit         (264.8)    (293.1)   (209.4)    (203.5)   (222.3)

CASH FLOW DATA:
Operating activities        $   (7.3)  $  181.8  $   71.6   $   16.5  $   89.2
Investing activities           182.0      (32.8)    (62.2)     (67.6)    (12.2)
Financing activities          (155.3)    (132.1)     (3.3)      26.6     (82.6)

OTHER NON-GAAP FINANCIAL DATA:
EBITDA (1)                  $   37.8   $   66.3  $  170.3   $   90.7  $   67.6



                                          Years ended December 31,
                              ------------------------------------------------
                               1993      1994       1995      1996       1997
                              ------     ------    ------     ------    ------
                                (In millions, except per share amounts)
OTHER DATA:
Net debt (2)                  $723.2     $633.4    $681.6     $740.7    $652.0
Interest expense, net (3)       86.5       71.5      69.5       64.6      63.0
Cash interest expense,
 net (4)                        79.7       54.5      50.9       44.2      39.9
Capital expenditures            46.9       34.6      60.7       64.2      28.2

TiO2 sales volumes
 (metric tons in
 thousands)                      346        376       366        388       427
Average TiO2 selling
 price index (1983=100)          128        132       152        139       133


(1) EBITDA, as presented, represents operating income less corporate expense, net, plus depreciation, depletion and amortization. EBITDA is presented as a supplement to the Company's operating income and cash flow from operations because the Company believes that EBITDA is a widely accepted financial indicator of cash flows and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income determined under generally accepted accounting principles ("GAAP") as an indicator of the Company's operating performance, or cash flows from operating, investing and financing activities determined under GAAP as a measure of liquidity. EBITDA is not intended to depict funds available for reinvestment or other discretionary uses, as the Company has significant debt requirements and other commitments. Investors should consider certain factors in evaluating the Company's EBITDA, including interest expense, income taxes, noncash income and expense items, changes in assets and liabilities, capital expenditures, investments in joint ventures and other items included in GAAP cash flows as well as future debt repayment requirements and other commitments, including those described in Notes 10, 13 and 17 to the Consolidated Financial Statements. The Company believes that the trend of its EBITDA is consistent with the trend of its GAAP operating income. See "Management's Discussion and Analysis" for a discussion of operating income and cash flows during the last three years and the Company's outlook. EBITDA as a measure of a company's performance may not be comparable to other companies, unless substantially all companies and analysts determine EBITDA as computed and presented herein.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

      The Company's continuing operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices declined in 1996 and 1997 compared to the prior year, but average selling prices increased during each of the last three quarters of 1997 compared to the immediately preceding quarter. Kronos' operating income and margins declined during 1996, but improved in 1997.

      Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Kronos - Industry" and "Competition."

  Net sales and operating income


                                    Years ended December 31,        % Change
                                    ------------------------    ----------------
                                    1995      1996       1997   1996-95  1997-96
                                    ----      ----       ----   -------  -------
                                      (In millions)

Net sales - Kronos                 $894.1     $851.2    $837.2    -5%      -2%

Operating income - Kronos          $161.2     $ 71.6    $ 82.5   -56%     +15%

Percent change in TiO2:
  Sales volume                                                    +6%     +10%
  Average selling prices
   (in billing currencies)                                        -9%      -4%

      Kronos' operating income for 1997 increased on record production and sales volumes and $12.9 million of income resulting from the refunds of German trade capital taxes related to prior years, offset by lower average TiO2 selling prices compared to 1996. In billing currency terms, Kronos' 1997 average TiO2 selling prices were 4% lower than in 1996. Average selling prices in the fourth quarter of 1997 were 10% higher than the fourth quarter of 1996 and were 5% higher than the third quarter of 1997. Selling prices at the end of 1997 were 12% higher than year-end 1996 levels, 7% higher than the average for 1997 and were 1% higher than the average selling prices for the fourth quarter of 1997. Kronos' operating income in 1996 was lower than 1995, primarily due to 9% lower average TiO2 selling prices, partially offset by higher sales volumes.

      Kronos' 1997 operating income includes $12.9 million of income resulting from German trade capital tax refunds related to prior years, including interest. The German tax authorities were required to remit refunds based on (i) recent court decisions which resulted in reducing the trade capital tax base and
(ii) prior agreements between the Company and the German tax authorities regarding payment of disputed taxes.

      Kronos' cost of sales in 1997 was lower than 1996 due to the favorable effects of foreign currency translation and lower unit costs, primarily due to higher production levels, partially offset by higher sales volumes. Kronos' cost of sales in 1996 was higher than 1995 due to higher sales volumes and higher unit costs, primarily due to lower production levels. As a percentage of net sales, cost of sales decreased in 1997 primarily due to lower unit costs and increased in 1996 primarily due to the impact on net sales of decreased average selling prices.

      Kronos' selling, general and administrative expenses declined in 1997 from the previous year due to favorable effects of foreign currency translation and German trade capital tax refunds, partially offset by higher distribution expenses associated with higher 1997 sales volumes, while 1996 expenses were lower than 1995 as a result of continuing cost containment efforts.

      Record sales volume of 427,000 metric tons of TiO2 in 1997 was 10% higher than 1996, with improvements in all major markets, including a 12% increase in Europe. Approximately one-half of Kronos' 1997 TiO2 sales, by volume, were attributable to markets in Europe with approximately 36% attributable to North America, approximately 5% to Asia and the balance to other regions.

      Strong demand growth during 1994 and the first half of 1995 allowed Kronos to maintain full capacity production rates in 1995. Kronos believes that the increased demand was partially due to customers stocking inventories. In the second half of 1995 and first half of 1996, customers reduced inventory levels, which reduced industry-wide demand and Kronos responded by reducing production rates. Kronos' average capacity utilization was approximately 95% in 1996. Demand improved in the second half of 1996 and throughout 1997. Kronos produced near full capacity in 1997.

      Pricing of TiO2 has historically been cyclical. Kronos anticipates its TiO2 operating income and margins will continue to improve in 1998 compared to 1997 as the impact of announced TiO2 price increases take effect. Demand for TiO2 in 1997 increased over 1996 and Kronos expects demand will increase in 1998, although Kronos' 1998 sales volume is expected to be slightly lower as a result of Kronos' lower inventory levels at the beginning of the year. Kronos believes continued growth in demand should result in significant improvement in average selling prices over the longer term.

      The Company has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar translated value of the Company's foreign sales and operating costs is subject to currency exchange rate fluctuations which may slightly impact reported earnings and may affect the comparability of period-to-period revenues and expenses. A significant amount of the Company's sales are denominated in currencies other than the U.S. dollar (67% in 1997), principally major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased sales by $12 million and $58 million during 1996 and 1997, respectively, compared to the year-earlier period. Fluctuation in the value of the U.S. dollar relative to other currencies similarly impacted the Company's operating expenses and the net impact of currency exchange rate fluctuations on operating income comparisons was not significant in 1996 or 1997.

  General corporate

      The following table sets forth certain information regarding general corporate income (expense).


                                   Years ended December 31,          Change
                                   ------------------------    ----------------
                                   1995     1996      1997     1996-95  1997-96
                                   ----     ----      ----     -------  -------
                                               (In millions)

Securities earnings               $  7.4   $  4.7    $   5.4    $(2.7)   $   .7
Corporate expenses, net            (26.6)   (17.2)     (49.8)     9.4     (32.6)
Interest expense                   (75.8)   (69.3)     (65.8)     6.5       3.5
                                  ------   ------    -------    -----    ------

                                  $(95.0)  $(81.8)   $(110.2)   $13.2    $(28.4)
                                  ======   ======    =======    =====    ======

      Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Corporate expenses, net in 1997 exceeded that of 1996, primarily due to the $30 million noncash charge related to the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities." See Note 2 to the Consolidated Financial Statements. This charge is included in selling, general and administrative expense in the Company's Consolidated Statements of Operations. Corporate expenses, net in 1996 were lower than 1995 due to lower provisions for environmental remediation cost. In 1998 the Company expects corporate expenses, net will be lower than 1997 due to the absence of the $30 million noncash charge.

  Interest expense

      Interest expense declined in 1997 from 1996 due to lower levels of Kronos' Deutsche mark-denominated debt, partially offset by higher variable interest rates on such debt. Interest expense in 1996 declined compared to 1995 principally due to lower interest rates on variable rate debt, principally Kronos' DM-denominated debt, partially offset by higher levels of such DM-denominated debt. Interest expense in 1998 is expected to be lower compared to 1997 due to lower expected levels of outstanding indebtedness, including required payments on the DM term loan and anticipated prepayments of the joint venture term loan.

  Provision for income taxes

      The principal reasons for the difference between the U.S. federal statutory income tax rates and the Company's effective income tax rates are explained in Note 13 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In 1996 and 1997, the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to the Company's effective tax rate varying from a normally-expected rate.

      Due to the  Company's  higher  U.S.  earnings  before  taxes in 1995,  the
Company changed its estimate of the future tax benefit of certain U.S. tax credits which the Company believes satisfies the "more-likely-than-not" recognition criteria. Accordingly, the Company's valuation allowance was reduced by approximately $10 million. During 1995 the Company also recorded deferred tax benefits of $6.6 million due to the reduction in dividend withholding tax rates pursuant to ratification of the U.S./Canada income tax treaty. The Company's deferred income tax status at December 31, 1997 is discussed in "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below.


                                                      Years ended December 31,
                                                     --------------------------
                                                       1995      1996      1997
                                                     ------    ------    ------
                                                             (In millions)
Net cash provided (used) by:
  Operating activities                               $ 71.5    $ 16.5    $ 89.2
  Investing activities                                (62.2)    (67.6)    (12.3)
  Financing activities                                 (3.3)     26.6     (82.6)
                                                     ------    ------    ------

Net cash provided (used) by operating,
 investing and financing activities                  $  6.0    $(24.5)   $ (5.7)
                                                     ======    ======    ======

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Although average selling prices were 4% lower in 1997 compared to 1996, average selling prices in each of the last three quarters of 1997 were higher than the preceding quarter, reflecting the impact of industry-wide price increases announced beginning in late 1996. The upturn in prices follows a downward trend in prices that began in the last half of 1995. Operating cash flows were favorably impacted in 1997 versus 1996 due to higher production and sales volumes and $12.9 million of refunds of German trade capital taxes related to prior years. The Company expects prices will continue to increase in 1998; however, no assurance can be given that price trends will conform to the Company's expectations and future cash flows could be adversely affected should prices trend downward.

      Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) also contributed to the cash provided by operations in 1996 and 1997. Such changes used cash in 1995 primarily due to increased inventory levels. In 1995 net proceeds of $26 million from the sale of trading securities is included in cash provided from operations. Certain German income tax payments, discussed below, significantly decreased cash flows from operating activities in 1996.

      The Company sold its specialty chemicals business to Elementis plc in January 1998 for cash proceeds of $465 million, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business, and expects to recognize an after-tax gain of approximately $300 million in the first quarter of 1998. With the after-tax net proceeds of about $400 million, the Company prepaid and terminated its $117.5 million Rheox credit facility and terminated the related interest rate collar agreements. With the remaining proceeds, the Company intends to reduce outstanding indebtedness and invest in additional TiO2 production capacity. The Company has advised ICI of its interest in acquiring the portion of LPC it does not currently own.

      The indentures under which the Company's Senior Secured Notes and Senior Secured Discount Notes (collectively, the "Senior Notes") were issued provide that, if by November 1998 the Company has not applied the net cash proceeds from the sale of its specialty chemicals business in a manner permitted by the indentures, the Company must use the proceeds not so applied to offer to acquire the Senior Notes for cash on a pro rata basis at par value. Permitted uses of the proceeds include the acquisition of additional TiO2 capacity and the permanent reduction of certain debt other than the Senior Notes. The Senior Secured Discount Notes can first be redeemed at the option of the Company in October 1998 at a price of 106% of their principal amount, which the Company presently intends to do, depending on market conditions, availability of resources and other factors. The Company may acquire Senior Notes in the open market. The Company has notified the lender of its joint venture term loan that it intends to prepay the $42.4 million balance in March 1998.

      The Company's capital expenditures during the past three years include an aggregate of $58 million ($6 million in 1997) for the Company's ongoing environmental protection and compliance programs, including German and Norwegian off-gas desulfurization systems. The Company's estimated 1998 and 1999 capital expenditures are $30 million for each year and include $5 million for each year in the area of environmental protection and compliance primarily related to the off-gas desulfurization systems.

      In the last three years the Company spent $34 million ($7 million in 1997) in capital expenditures related to its substantially-completed debottlenecking project at its Leverkusen, Germany chloride-process TiO2 facility. The debottlenecking project increased the Company's annual attainable production by approximately 20,000 metric tons, and the Company estimates its worldwide annual attainable capacity is 420,000 metric tons. Capital expenditures of the manufacturing joint venture and the Company's discontinued operations are not included in the Company's capital expenditures.

      In 1997 the Company prepaid DM 207 million ($127 million when paid) of its DM term loan, repaid DM 43 million ($26 million when paid) of its DM revolving credit facility, repaid $15 million of its joint venture term loan and repaid DM 15 million ($9 million when paid) of its short-term DM-denominated notes payable. In the first quarter of 1997 Rheox refinanced its debt obtaining $125 million of new long-term financing and, with the proceeds, repaid a note payable to NL. Rheox's financing activities are accumulated as "Rheox, net" in the Company's Consolidated Statements of Cash Flows.

      In 1996 the Company borrowed DM 144 million ($96 million when borrowed) under its DM credit facility. It used DM 49 million ($32 million) to fund the German tax settlement payments described below, and used the remainder of the proceeds primarily to fund operations. Repayments of indebtedness in 1996 included payments of $15 million on the joint venture term loan and DM 16 million ($10 million when repaid) in payments on DM-denominated notes payable. Net repayments of indebtedness in 1995 included $15 million in payments on the joint venture term loan. In addition, the Company borrowed a net DM 56 million ($40 million when borrowed) under DM-denominated short-term credit lines.

      At December 31, 1997 the Company had cash and cash equivalents aggregating $106 million (45% held by non-U.S. subsidiaries) including restricted cash equivalents of $10 million. Excluding cash and cash equivalents of discontinued operations, the Company had $97 million in cash and cash equivalents (44% held by non-U.S. subsidiaries) including restricted cash equivalents of $10 million. At December 31, 1997 the Company's subsidiaries, excluding discontinued
operations, had $84 million available for borrowing under non-U.S. credit facilities. At December 31, 1997 the Company had complied with all financial covenants governing its debt agreements.

      No dividends were paid in 1995 or 1997. Dividends paid during 1996 totaled $15.3 million. At December 31, 1997 the Company was unable to pay dividends due to certain restrictions under the indentures of the Senior Notes.

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

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. During 1997 the Company reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and expects to pay DM 9 million ($5 million at December 31, 1997) during 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, the Company has received certain revised tax assessments aggregating DM 119 million ($66 million at December 31, 1997), including non-income tax related items and interest, for years through 1996. The Company expects to receive tax assessments for an additional DM 20 million ($11 million at December 31, 1997), including non-income tax related items and interest, for the years 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved.

      During 1997 a German tax court proceeding involving a tax issue substantially the same as that involved in the Company's primary remaining tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court; the Company believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of the Company's primary dispute with the German tax authorities, which assessments, including non-income tax related items and interest, aggregate DM 121 million. Although the Company believes that it will ultimately prevail, the Company has granted a DM 94 million ($53 million at December 31, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at December 31, 1997) lien in favor of the German federal tax authorities.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1997) relating to 1994. The Company has appealed this assessment and expects to litigate this issue.

      No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in court proceedings. The Company believes that it has adequately provided accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      At December 31, 1997 the Company had net deferred tax liabilities of $132 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $189 million at December 31, 1997, principally related to the U.S. and Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

      In addition to the chemicals business conducted through Kronos, the Company also has certain interests and associated liabilities relating to certain discontinued or divested businesses, and holdings of marketable equity securities including securities issued by Valhi and other Contran subsidiaries.

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

      As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

      The Company has completed the process of evaluating the modifications to critical software required to mitigate the Year 2000 Issue. The Company is in the process of communicating with its significant customers and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to minimize their own Year 2000 Issue. The Company is utilizing both internal and external resources to reprogram or replace and test its software and expects to complete substantially all of the requirements by the first quarter of 1999. However, if such modifications are not made or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company's estimate of the costs to complete the modifications to critical software required to address the Year 2000 Issue is not significant.

      The date on which the Company plans to complete any necessary Year 2000 Issue modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, the Company in the past has sought and in the future may seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 10 to the Consolidated Financial Statements.

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

 (b)           Reports on Form 8-K

               Reports on Form 8-K for the quarter ended December 31, 1997 and thereafter through the date of this report.

               October 17, 1997   -  reported Items 5 and 7.
               December 30, 1997  -  reported Items 5 and 7.
               January 23, 1998   -  reported Items 5 and 7.
               January 30, 1998   -  reported Items 5 and 7.
               January 30, 1998   -  reported Items 2 and 7.
               February 17, 1998  -  reported Item 5.
               February 26, 1998  -  reported Item 5 and 7.
               February 26, 1998  -  reported Item 5.

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

 10.2 Second Amended and Restated Loan Agreement dated as of January 31, 1997 among Kronos International, Inc., Hypobank International S.A., as Agent, and the Banks set forth therein - incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 10.3 Amended and Restated Liquidity Undertaking dated October 15, 1993 by the Registrant, Kronos, Inc. and Kronos International, Inc. to Hypobank International S.A., as agent, and the Banks set forth therein - incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.4 Second Amended and Restated Liquidity Undertaking dated January 31, 1997 by the Registrant, Kronos, Inc. and Kronos International, Inc. to and in favor of Hypobank International S.A., as Agent, and the Banks set forth therein - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 10.5 Guaranty dated as of January 31, 1997 made by the Registrant in favor of Hypobank International S.A., as Agent - incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

 10.12 Amended and Restated Credit Agreement dated as of January 30, 1997 between Rheox, Inc., the Subsidiary Guarantors Party thereto, the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Bankers Trust Company, as Documentation Agent
            incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

 10.24 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.25 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1995.

 10.26 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.27 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.28 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.29 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.30 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.31 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.32 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.33* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985 incorporated by reference to Exhibit A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held on April 24, 1985.

 10.34 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.35* 1989 Long Term Performance Incentive Plan of NL Industries, Inc. - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.36* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.37* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996 - incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 10.38* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 incorporated by reference to Appendix A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held April 30, 1992.

 10.39 Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1997 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 10.40 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1997 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 10.41 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1997 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 10.42 Intercorporate Service Agreement by and between Titanium Metals Corporation and the Registrant effective January 1, 1997 incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

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

 10.46* Executive severance agreement effective as of July 24, 1996 by and between the Registrant and J. Landis Martin - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 10.47* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.48* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and Lawrence A. Wigdor and related trust agreement.

 10.49* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and J. Landis Martin and related trust agreement.

 10.50      Asset Purchase  Agreement dated as of December 29, 1997 by and among
            NL  Industries,  Inc.,  Rheox,  Inc.,  Rheox  International,   Inc.,
            Harrisons and Crosfield plc, Harrisons and Crosfield (America) Inc. and Elementis Acquisition 98, Inc.

 21.1       Subsidiaries of the Registrant.

 23.1       Consent of Independent Accountants.

 27.1       Restated  Financial  Data  Schedule for the year ended  December 31,
            1995.

 27.2 Restated Financial Data Schedules for the year-to-date periods ending March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996.

 27.3 Restated Financial Data Schedules for the year-to-date periods ending March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997.

 99.1 Annual Report of NL Industries, Inc. Retirement Savings Plan (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 1997.

* Management contract, compensatory plan or arrangement.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NL Industries, Inc.
                                       (Registrant)


                                   By /s/ J. Landis Martin
                                      J. Landis Martin, March 20, 1998
                                      President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ J. Landis Martin                  /s/ Harold C. Simmons
J. Landis Martin, March 20, 1998      Harold C. Simmons, March 20, 1998
Director, President and               Chairman of the Board
Chief Executive Officer


/s/ Glenn R. Simmons                  /s/ Joseph S. Compofelice
Glenn R. Simmons, March 20, 1998      Joseph S. Compofelice, March 20, 1998
Director                              Director


/s/ Kenneth R. Peak                   /s/ Dr. Lawrence A. Wigdor
Kenneth R. Peak, March 20, 1998       Dr. Lawrence A. Wigdor, March 20, 1998
Director                              Director, President and Chief
                                      Executive Officer of Kronos


/s/ Elmo R. Zumwalt, Jr.              /s/ Susan E. Alderton
Elmo R. Zumwalt, Jr., March 20, 1998  Susan E. Alderton, March 20, 1998
Director                              Vice President and Chief Financial
                                      Officer

/s/ Dennis G. Newkirk
Dennis G. Newkirk, March 20, 1998
Vice President and Controller
(Principal Accounting Officer)

                              NL INDUSTRIES, INC.

                          ANNUAL REPORT ON FORM 10-K

                           Items 8, 14(a) and 14(d)

                  Index of Financial Statements and Schedules


Financial Statements                                                  Pages

  Report of Independent Accountants                                F-2

  Consolidated Balance Sheets - December 31, 1996 and 1997         F-3 / F-4

  Consolidated Statements of Operations - Years ended
   December 31, 1995, 1996 and 1997                                F-5

  Consolidated Statements of Shareholders' Deficit - Years
   ended December 31, 1995, 1996 and 1997                          F-6

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1995, 1996 and 1997                                F-7 / F-9

  Notes to Consolidated Financial Statements                       F-10 / F-43


Financial Statement Schedules

  Report of Independent Accountants                                S-1

  Schedule I - Condensed Financial Information of Registrant       S-2 / S-7

  Schedule II - Valuation and qualifying accounts                  S-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

      We have audited the accompanying consolidated balance sheets of NL Industries, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for environmental remediation costs in 1997 in accordance with Statement of Position No. 96-1.




                                    COOPERS & LYBRAND L.L.P.

Houston, Texas
February 11, 1998

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1996 and 1997

                     (In thousands, except per share data)



              ASSETS
                                                          1996           1997
                                                       ----------     ----------

Current assets:
  Cash and cash equivalents, including
   restricted cash of $10,895 and $9,751 .........     $  114,115     $  106,145
   Accounts and notes receivable, less
   allowance of $3,813 and $2,828 ................        138,538        148,676
  Refundable income taxes ........................          9,267          1,941
  Inventories ....................................        232,510        192,780
  Prepaid expenses ...............................          4,219          3,348
  Deferred income taxes ..........................          1,597          1,642
                                                       ----------     ----------

      Total current assets .......................        500,246        454,532
                                                       ----------     ----------



Other assets:
  Marketable securities ..........................         23,718         17,270
  Investment in joint ventures ...................        181,479        172,721
  Prepaid pension cost ...........................         24,821         23,848
  Deferred income taxes ..........................            223            110
  Other ..........................................         24,825         18,482
                                                       ----------     ----------

      Total other assets .........................        255,066        232,431
                                                       ----------     ----------



Property and equipment:
  Land ...........................................         21,963         19,479
  Buildings ......................................        165,479        150,090
  Machinery and equipment ........................        660,333        616,309
  Mining properties ..............................         95,891         88,617
  Construction in progress .......................         13,231          2,577
                                                       ----------     ----------
                                                          956,897        877,072

  Less accumulated depreciation and depletion ....        490,851        465,843
                                                       ----------     ----------

      Net property and equipment .................        466,046        411,229
                                                       ----------     ----------

                                                       $1,221,358     $1,098,192
                                                       ==========     ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          December 31, 1996 and 1997

                     (In thousands, except per share data)



   LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                        1996            1997
                                                    -----------     -----------

Current liabilities:
  Notes payable ................................    $    25,732     $    13,968
  Current maturities of long-term debt .........         91,946          77,374
  Accounts payable and accrued liabilities .....        153,904         161,730
  Payable to affiliates ........................         10,204          11,512
  Income taxes .................................          5,664          10,910
  Deferred income taxes ........................          2,895             891
                                                    -----------     -----------

      Total current liabilities ................        290,345         276,385
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        737,100         666,779
  Deferred income taxes ........................        151,221         132,797
  Accrued pension cost .........................         57,941          44,389
  Accrued postretirement benefits cost .........         55,935          50,951
  Other ........................................        132,048         148,903
                                                    -----------     -----------

      Total noncurrent liabilities .............      1,134,245       1,043,819
                                                    -----------     -----------

Minority interest ..............................            249             257
                                                    -----------     -----------

Shareholders' deficit:
  Preferred stock - 5,000 shares authorized,
   no shares issued or outstanding .............             --              --
  Common stock - $.125 par value; 150,000
   shares authorized; 66,839 shares issued .....          8,355           8,355
  Additional paid-in capital ...................        759,281         759,281
  Adjustments:
    Currency translation .......................       (118,629)       (133,810)
    Pension liabilities ........................         (1,822)             --
    Marketable securities ......................          1,278           4,297
  Accumulated deficit ..........................       (485,948)       (495,421)
  Treasury stock, at cost (15,721 and 15,572 ...
   shares) .....................................       (365,996)       (364,971)
                                                    -----------     -----------

      Total shareholders' deficit ..............       (203,481)       (222,269)
                                                    -----------     -----------

                                                    $ 1,221,358     $ 1,098,192
                                                    ===========     ===========

Commitments and contingencies (Notes 13 and 17)

         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended December 31, 1995, 1996 and 1997

                     (In thousands, except per share data)

                                              1995        1996         1997
                                            --------     --------     --------

Revenues and other income:
  Net sales                                 $894,149     $851,179     $837,240
  Other, net                                  21,518       27,669       19,367
                                            --------     --------     --------

                                             915,667      878,848      856,607
                                            --------     --------     --------

Costs and expenses:
  Cost of sales                              611,882      668,605      649,945
  Selling, general and administrative        161,753      151,144      168,592
  Interest                                    75,759       69,333       65,759
                                            --------     --------     --------

                                             849,394      889,082      884,296
                                            --------     --------     --------
    Income (loss) from continuing
     operations before income
     taxes and minority interest              66,273      (10,234)     (27,689)

Income tax expense (benefit)                    (278)       1,496        2,244
                                            --------     --------     --------

    Income (loss) from continuing
     operations before minority
     interest                                 66,551      (11,730)     (29,933)

Minority interest                                 56            5          (58)
                                            --------     --------     --------

    Income (loss) from continuing
     operations                               66,495      (11,735)     (29,875)

Discontinued operations                       19,114       22,552       20,402
                                            --------     --------     --------

    Net income (loss)                       $ 85,609     $ 10,817     $ (9,473)
                                            ========     ========     ========

Earnings per common share:
  Basic:
    Income (loss) from continuing
     operations                             $   1.30     $   (.23)    $   (.58)
                                            ========     ========     ========
    Net income (loss)                       $   1.68     $    .21     $   (.19)
                                            ========     ========     ========
  Diluted:
    Income (loss) from continuing
     operations                             $   1.29     $   (.23)    $   (.58)
                                            ========     ========     ========
    Net income (loss)                       $   1.66     $    .21     $   (.19)
                                            ========     ========     ========

Weighted average common shares and potential common shares outstanding:
  Basic                                       51,006       51,103       51,152
  Diluted                                     51,512       51,103       51,152


         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                 Years ended December 31, 1995, 1996 and 1997

                                (In thousands)





                                                                       Adjustments
                                           Additional  ---------------------------------------
                                Common      paid-in       Currency      Pension     Marketable  Accumulated  Treasury
                                 stock      capital      translation  liabilities   securities    deficit     stock       Total
                               ---------   ---------   -------------  -----------   ----------  -----------  --------   ---------


Balance at December 31, 1994   $   8,355   $ 759,281   $(125,494)   $  (1,635)   $     (12)   $(567,041)   $(366,536)   $(293,082)

Net income .................          --          --          --           --           --       85,609           --       85,609
Treasury stock reissued ....          --          --          --           --           --           --          278          278
Adjustments ................          --          --      (1,440)        (273)        (513)          --           --       (2,226)
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance at December 31, 1995       8,355     759,281    (126,934)      (1,908)        (525)    (481,432)    (366,258)    (209,421)

Net income .................          --          --          --           --           --       10,817           --       10,817
Common dividends declared -
 $.30 per share ............          --          --          --           --           --      (15,333)          --      (15,333)
Treasury stock reissued ....          --          --          --           --           --           --          262          262
Adjustments ................          --          --       8,305           86        1,803           --           --       10,194
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance at December 31, 1996       8,355     759,281    (118,629)      (1,822)       1,278     (485,948)    (365,996)    (203,481)

Net loss ...................          --          --          --           --           --       (9,473)          --       (9,473)
Treasury stock reissued ....          --          --          --           --           --           --        1,025        1,025
Adjustments ................          --          --     (15,181)       1,822        3,019           --           --      (10,340)
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance at December 31, 1997   $   8,355   $ 759,281   $(133,810)   $      --    $   4,297    $(495,421)   $(364,971)   $(222,269)
                               =========   =========   =========    =========    =========    =========    =========    =========




         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1996 and 1997

                                (In thousands)



                                                 1995        1996        1997
                                               --------    --------    --------

Cash flows from operating activities:
  Net income (loss) ........................   $ 85,609    $ 10,817    $ (9,473)
  Depreciation, depletion and
   amortization ............................     35,696      36,285      34,887
  Noncash interest expense .................     18,610      20,442      23,092
  Deferred income taxes ....................    (28,327)        297      (5,627)
  Minority interest ........................         56           5         (58)
  Net (gains) losses from:
    Securities transactions ................     (1,175)         --      (2,657)
    Disposition of property and
     equipment .............................      2,695       2,236      (1,735)
  Pension cost, net ........................     (7,833)     (8,018)     (5,112)
  Other postretirement benefits, net .......     (3,973)     (4,962)     (4,799)
  Change in accounting for environmental
   remediation costs .......................         --          --      30,000
  Discontinued operations ..................    (19,114)    (22,552)    (20,402)
  Other, net ...............................       (434)        (67)         --
                                               --------    --------    --------

                                                 81,810      34,483      38,116

  Rheox, net ...............................     17,551      20,705      31,506
  Change in assets and liabilities:
    Accounts and notes receivable ..........       (103)      3,083     (14,925)
    Inventories ............................    (52,883)      7,192      22,872
    Prepaid expenses .......................        996      (1,355)         96
    Accounts payable and accrued
     liabilities ...........................    (19,560)     (1,949)      9,347
    Income taxes ...........................     14,010     (36,414)     12,978
    Accounts with affiliates ...............     (2,805)      3,408      (3,915)
    Other noncurrent assets ................      1,022         236        (269)
    Other noncurrent liabilities ...........      5,183     (12,851)     (6,640)
    Marketable trading securities:
      Purchases ............................       (762)         --          --
      Dispositions .........................     27,102          --          --
                                               --------    --------    --------

        Net cash provided by operating
         activities ........................     71,561      16,538      89,166
                                               --------    --------    --------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1995, 1996 and 1997

                                (In thousands)



                                              1995          1996        1997
                                            ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures ..................   $ (60,732)   $ (64,241)   $ (28,220)
  Proceeds from disposition of
   marketable available-for-sale
   securities ...........................          --           --        6,875
  Investment in joint venture, net ......       1,993        3,934        8,364
  Proceeds from disposition of
   property and equipment ...............         159           76        3,049
  Rheox, net ............................      (3,641)      (7,376)      (2,314)
                                            ---------    ---------    ---------

      Net cash used by investing
       activities .......................     (62,221)     (67,607)     (12,246)
                                            ---------    ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings ..........................      57,556       97,503           --
    Principal payments ..................     (30,629)     (32,362)    (182,215)
    Deferred financing costs ............          --           --       (2,343)
  Dividends paid ........................          --      (15,333)          --
  Rheox, net ............................     (30,499)     (23,492)     100,940
  Other, net ............................         264          249        1,023
                                            ---------    ---------    ---------

      Net cash provided (used) by
       financing activities .............      (3,308)      26,565      (82,595)
                                            ---------    ---------    ---------

      Net change during the year from
       operating, investing and
       financing activities .............   $   6,032    $ (24,504)   $  (5,675)
                                            =========    =========    =========



                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1995, 1996 and 1997

                                (In thousands)



                                              1995         1996         1997
                                            ---------    ---------    ---------

Cash and cash equivalents:
 Net change during the year from:
    Operating, investing and financing
     activities .........................   $   6,032    $ (24,504)   $  (5,675)
    Currency translation ................       4,177       (2,714)      (2,295)
                                            ---------    ---------    ---------

                                               10,209      (27,218)      (7,970)
  Balance at beginning of year ..........     131,124      141,333      114,115
                                            ---------    ---------    ---------

  Balance at end of year ................   $ 141,333    $ 114,115    $ 106,145
                                            =========    =========    =========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized    $  62,078    $  51,678    $  55,908
    Income taxes ........................      27,965       50,400        6,875

  Noncash investing activities -
   marketable securities exchanged
   for a note receivable ................   $      --    $      --    $   6,875



         See accompanying notes to consolidated financial statements.
                                    F-9

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations primarily through its wholly-owned subsidiary, Kronos, Inc. In January 1998 the specialty chemicals business of Rheox, Inc., a wholly-owned subsidiary of NL, was sold. See Note 20.

      At December 31, 1997 Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held 57% and 18%, respectively, of NL's outstanding common stock, and together may be deemed to control the Company. At December 31, 1997 Contran and other entities related to Harold C. Simmons held approximately 93% of Valhi's and 49% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr.
Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board, President, and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

Note 2 - Summary of significant accounting policies:

Principles of consolidation and management's estimates

      The accompanying consolidated financial statements include the accounts of NL and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation, including reporting Rheox as a discontinued operation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may in some instances differ from previously estimated amounts.

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

Cash and cash equivalents

      Cash equivalents, including restricted cash, include U.S. Treasury securities purchased under short-term agreements to resell and bank deposits with original maturities of three months or less. Cash equivalents of approximately $6 million in 1996 and $5 million in 1997 is restricted under the Company's joint venture indebtedness agreement and, in addition, cash equivalents of approximately $5 million in 1996 and 1997 secures undrawn letters of credit.

Marketable securities and securities transactions

      Marketable securities are classified as either "available-for-sale" or "trading" and are carried at market based on quoted market prices. Realized and unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities, and the related deferred income tax effects, are accumulated in the marketable securities adjustment component of shareholders' deficit. See Note 4. Gains and losses on available-for-sale securities are recognized in income upon realization and are computed based on specific identification of the securities sold.

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

Environmental remediation costs

      Environmental   remediation   costs  are  accrued  when  estimated  future
expenditures are probable and reasonably estimable. The estimated future expenditures are not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 1996 and 1997 no receivables for recoveries have been recognized.

      The Company adopted a new method of accounting as required by the AICPA's Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," in the first quarter of 1997. The SOP, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. As a result of adopting the SOP, the Company recognized a noncash cumulative charge of $30 million in the first quarter of 1997. The charge did not impact the Company's 1997 income tax expense because the Company believes the resulting deferred income tax asset does not currently satisfy the more-likely-than-not recognition criteria and, accordingly, the Company has established an offsetting valuation allowance. Such charge is comprised primarily of estimated future undiscounted expenditures associated with managing and monitoring existing environmental remediation sites. The expenditures consist principally of legal and professional fees, but do not include litigation defense costs with respect to situations in which the Company asserts that no liability exists. Previously, such expenditures were expensed as incurred.

Net sales

      Sales are recognized as products are shipped.

Income taxes

      Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and unconsolidated affiliates not included in the Company's U.S. tax group (the "NL Tax Group"). The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance. The Company's valuation allowance is equal to the amount of deferred tax assets which the Company believes do not meet the "more-likely-than-not" recognition criteria.

Interest rate swaps and contracts

      The Company periodically uses interest rate swaps and contracts (such as caps and floors) to manage interest rate risk with respect to financial assets or liabilities. The Company does not enter into these contracts for speculative purposes. Income or expense on swaps and contracts designated as hedges of assets or liabilities is recorded as an adjustment to interest income or expense. If the swap or contract is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. Any cost associated with the swap or contract is deferred and amortized over the life of the agreement.

Earnings per common share

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", in the fourth quarter of 1997 and retroactively restated its reported earnings per common share. The new accounting standard requires both "basic" and "diluted" earnings per share presentation. Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average common shares outstanding and the dilutive impact of outstanding stock options. The weighted average number of shares resulting from outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated 1,878,000, 2,483,000 and 2,709,000 in 1995, 1996 and 1997, respectively. There were no  adjustments to income (loss) from  continuing  operations or net income
(loss) in the computation of earnings per common share. Both basic and diluted earnings per share from discontinued operations were $.37 per share, $.44 per share and $.40 per share in 1995, 1996 and 1997, respectively.

New accounting principles not yet adopted

      The Company will adopt SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Upon adoption of SFAS No. 130, the Company will present a new Statement of Comprehensive Income which will report all changes in the Company's shareholders' deficit other than transactions with its shareholders. Comprehensive income pursuant to SFAS No. 130 would include the Company's consolidated net income (loss), as reported in the Consolidated

Statement of Operations, plus the net change in the currency translation, pension liabilities and marketable securities components of shareholders' deficit.

      The Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," no later than the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments. SFAS No. 131 also provides guidance regarding what constitutes a reportable operating segment. The Company expects to have one operating segment pursuant to SFAS No. 131, the same one segment currently in effect under SFAS No. 14. Accordingly, segment disclosures pursuant to SFAS No. 131 are not expected to be materially different from the current disclosures pursuant to SFAS No. 14.

      The Company will adopt the disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

Note 3 - Business and geographic segments:

      The Company's operations are conducted by Kronos in one operating business segment - TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. General corporate assets consists principally of cash, cash equivalents and marketable securities. Discontinued operations consists of the Company's specialty chemicals business owned by Rheox which was sold in January 1998. See Note 20. At December 31, 1996 and 1997 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $124 million and $287 million, respectively.


                                                 Years ended December 31,
                                            -----------------------------------
                                              1995         1996         1997
                                            ---------    ---------    ---------
                                                   (In thousands)
Business segments

  Operating income - Kronos .............   $ 161,175    $  71,606    $  82,501

  General corporate income (expense):
    Securities earnings .................       7,419        4,708        5,393
    Expenses, net .......................     (26,562)     (17,215)     (49,824)
    Interest expense ....................     (75,759)     (69,333)     (65,759)
                                            ---------    ---------    ---------

                                            $  66,273    $ (10,234)   $ (27,689)
                                            =========    =========    =========

  Capital expenditures:
    Kronos ..............................   $  60,699    $  64,201    $  28,193
    General corporate ...................          33           40           27
                                            ---------    ---------    ---------

                                            $  60,732    $  64,241    $  28,220
                                            =========    =========    =========


                                                   Years ended December 31,
                                               1995        1996          1997
                                            ---------    ---------    ---------
                                                   (In thousands)
  Depreciation, depletion and
   amortization:
    Kronos ..............................   $  35,502    $  36,091    $  34,684
    General corporate ...................         194          194          203
                                            ---------    ---------    ---------

                                            $  35,696    $  36,285    $  34,887
                                            =========    =========    =========

Geographic areas

  Net sales - point of origin:
    United States .......................   $ 246,474    $ 252,448    $ 258,300
    Europe ..............................     647,635      594,824      584,339
    Canada ..............................     134,361      134,199      145,160
    Eliminations ........................    (134,321)    (130,292)    (150,559)
                                            ---------    ---------    ---------

                                            $ 894,149    $ 851,179    $ 837,240
                                            =========    =========    =========

  Net sales - point of destination:
    United States .......................   $ 209,236    $ 222,710    $ 230,923
    Europe ..............................     529,464      471,948      442,043
    Canada ..............................      55,492       51,292       58,231
    Asia ................................      47,230       43,842       41,328
    Other ...............................      52,727       61,387       64,715
                                            ---------    ---------    ---------

                                            $ 894,149    $ 851,179    $ 837,240
                                            =========    =========    =========

  Operating income:
    United States .......................   $  45,652    $  37,797    $  30,514
    Europe ..............................      94,815       21,024       40,882
    Canada ..............................      20,708       12,785       11,105
                                            ---------    ---------    ---------

                                            $ 161,175    $  71,606    $  82,501
                                            =========    =========    =========



                                                    December 31,
                                      ------------------------------------------
                                         1995           1996             1997
                                      ----------      ----------      ----------
                                                    (In thousands)

Identifiable assets
Business segments:
  Kronos .......................      $1,063,369      $1,064,285      $  961,635
  General corporate ............         124,664          66,978          47,922
  Discontinued operations ......          83,620          90,095          88,635
                                      ----------      ----------      ----------

                                      $1,271,653      $1,221,358      $1,098,192
                                      ==========      ==========      ==========

Geographic segments:
  United States ................      $  257,164      $  252,331      $  268,518
  Europe .......................         662,997         681,380         562,454
  Canada .......................         143,208         130,574         130,663
  General corporate ............         124,664          66,978          47,922
  Discontinued operations ......          83,620          90,095          88,635
                                      ----------      ----------      ----------

                                      $1,271,653      $1,221,358      $1,098,192
                                      ==========      ==========      ==========

Note 4 - Marketable securities and securities transactions:

                                                             December 31,
                                                        -----------------------
                                                          1996           1997
                                                        --------       --------
                                                             (In thousands)

Available-for-sale securities -
 noncurrent marketable equity securities:
  Unrealized gains ...............................      $  3,516       $  6,939
  Unrealized losses ..............................        (1,550)          (328)
  Cost ...........................................        21,752         10,659
                                                        --------       --------

      Aggregate market ...........................      $ 23,718       $ 17,270
                                                        ========       ========

                                                   Years ended December 31,
                                                  --------------------------
                                                   1995      1996       1997
                                                  ------     ----       ----
                                                      (In thousands)

Securities   transactions   gains  on
 trading   securities   (in   1995)   and
 available-for-sale securities (in 1997):
  Unrealized ...............................     $1,125      $ -        $ -
  Realized .................................         50        -         2,657
                                                 ------      ---        ------

                                                 $1,175      $ -        $2,657
                                                 ======      ===        ======

Note 5 - Inventories:

                                                             December 31,
                                                     ---------------------------
                                                       1996               1997
                                                     --------           --------
                                                            (In thousands)

Raw materials ............................           $ 43,284           $ 45,844
Work in process ..........................             10,356              8,018
Finished products ........................            142,091            107,427
Supplies .................................             36,779             31,491
                                                     --------           --------

                                                     $232,510           $192,780
                                                     ========           ========

Note 6 - Investment in joint ventures:

                                                              December 31,
                                                        ------------------------
                                                          1996            1997
                                                        --------        --------
                                                              (In thousands)

TiO2 manufacturing joint venture ...............        $179,195        $170,830
Other ..........................................           2,284           1,891
                                                        --------        --------
                                                        $181,479        $172,721
                                                        ========        ========

      Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Group, Ltd. ("Tioxide"), a wholly-owned subsidiary of Imperial Chemicals Industries PLC

("ICI"). LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. ICI has agreed to sell Tioxide's non-North American operations to E.I. du Pont de Nemours & Co., subject to regulatory approval. ICI has announced it intends to sell Tioxide and the remaining North American operations in a separate transaction. The Company had advised ICI of its interest in acquiring the portion of LPC it does not currently own.

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

      Summary balance sheets of LPC are shown below.


                                                               December 31,
                                                          ----------------------
                                                            1996          1997
                                                          --------      --------
                                                               (In thousands)

           ASSETS

Current assets .....................................      $ 47,861      $ 41,602
Other assets .......................................         1,224           764
Property and equipment, net ........................       325,617       309,989
                                                          --------      --------

                                                          $374,702      $352,355
                                                          ========      ========

   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche ...................................      $ 57,858      $ 42,429
  Tioxide tranche ..................................        16,800         7,200
  Note payable to Tioxide ..........................        21,000         9,000
Other liabilities, primarily current ...............        14,084         8,466
                                                          --------      --------
                                                           109,742        67,095

Partners' equity ...................................       264,960       285,260
                                                          --------      --------

                                                          $374,702      $352,355
                                                          ========      ========

      Summary income statements of LPC are shown below.


                                                Years ended December 31,
                                            ------------------------------------
                                                1995      1996        1997
                                            --------      --------      --------
                                                      (In thousands)

Revenues and other income:
  Kronos .............................      $ 76,365      $ 74,916      $ 82,171
  Tioxide ............................        75,241        73,774        80,512
  Interest income ....................           653           518           636
                                            --------      --------      --------

                                             152,259       149,208       163,319
                                            --------      --------      --------
Cost and expenses:
  Cost of sales ......................       140,103       140,361       156,811
  General and administrative .........           385           377           355
  Interest ...........................        11,771         8,470         6,153
                                            --------      --------      --------

                                             152,259       149,208       163,319
                                            --------      --------      --------

    Net income .......................      $     --      $     --      $     --
                                            ========      ========      ========

Note 7 - Other noncurrent assets:


                                                                December 31,
                                                           ---------------------
                                                            1996           1997
                                                           -------       -------
                                                               (In thousands)

Deferred financing costs, net ......................       $ 9,791       $ 9,973
Intangible assets, net of accumulated
 amortization of $22,207 and $22,366 ...............         7,939         4,228
Other ..............................................         7,095         4,281
                                                           -------       -------

                                                           $24,825       $18,482
                                                           =======       =======

Note 8 - Accounts payable and accrued liabilities:

                                                           December 31,
                                                     ---------------------------
                                                       1996               1997
                                                     --------           --------
                                                           (In thousands)
Accounts payable .........................           $ 60,648           $ 64,698
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             34,618             40,110
  Environmental costs ....................              6,000              9,000
  Interest ...............................              9,429              6,966
  Miscellaneous taxes ....................              4,073                330
  Other ..................................             39,136             40,626
                                                     --------           --------

                                                       93,256             97,032
                                                     --------           --------

                                                     $153,904           $161,730
                                                     ========           ========

Note 9 - Other noncurrent liabilities:


                                                             December 31,
                                                      --------------------------
                                                        1996              1997
                                                      --------          --------
                                                             (In thousands)

Environmental costs ........................          $106,849          $125,502
Insurance claims expense ...................            11,673            11,436
Employee benefits ..........................            11,960            10,835
Other ......................................             1,566             1,130
                                                      --------          --------

                                                      $132,048          $148,903
                                                      ========          ========

Note 10 - Notes payable and long-term debt:

                                                                December 31,
                                                           ---------------------
                                                             1996         1997
                                                           --------     --------
                                                               (In thousands)

Notes payable (DM 40,000 and DM 25,000,
 respectively) .......................................     $ 25,732     $ 13,968
                                                           ========     ========
Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ......................     $250,000     $250,000
    13% Senior Secured Discount Notes ................      149,756      169,857
                                                           --------     --------

                                                            399,756      419,857
                                                           --------     --------
  Kronos:
    DM bank credit facility (DM 539,971, and
     DM 288,322, respectively) .......................      347,362      161,085
    LPC term loan ....................................       57,858       42,429
    Other ............................................        9,125        3,282
                                                           --------     --------

                                                            414,345      206,796
                                                           --------     --------
  Rheox:
    Bank term loan ...................................       14,659      117,500
    Other ............................................          286           --
                                                           --------     --------
                                                             14,945      117,500
                                                           --------     --------
                                                            829,046      744,153
  Less current maturities ............................       91,946       77,374
                                                           --------     --------
                                                           $737,100     $666,779
                                                           ========     ========

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

      The Senior Secured Notes and the Senior Secured Discount Notes are redeemable, at the Company's option, after October 2000 and October 1998, respectively. The redemption prices range from 101.5% (starting October 2000) declining to 100% (after October 2001) of the principal amount for the Senior Secured Notes and range from 106% (starting October 1998) declining to 100% (after October 2001) of the accreted value of the Senior Secured Discount Notes. The Company presently intends to redeem the Senior Secured Discount Notes in October 1998, depending on market conditions, availability of resources and other factors. In the event of a Change of Control, as defined, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Senior Secured Notes and 101% of the accreted value of the Senior Secured Discount Notes. The Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. At December 31, 1997 no amounts were available for payment of dividends pursuant to the terms of the indentures.

      Rheox sold its specialty chemicals business in January 1998. See Note 20. Under the terms of the indentures, the Company is required to make an offer to tender for a portion of the Notes, on a pro rata basis, (at par value for the Senior Secured Notes and at accreted value for the Senior Secured Discount Notes) to the extent that the amount of the net proceeds from the disposal of Rheox, as defined, are not used to either permanently pay down certain indebtedness of the Company or its subsidiaries or invest in additional productive assets by November 1998.

      The Senior Secured Discount Notes do not require semiannual cash interest payments until April 1999. The net carrying value of the Senior Secured Discount Notes per $100 principal amount at maturity was $79.87 and $90.59 at December 31, 1996 and 1997, respectively. At December 31, 1997 the quoted market price of the Senior Secured Notes was $111.17 per $100 principal amount and the quoted market price of the Senior Secured Discount Notes was $99.59 per $100 principal amount (1996 - $106.08 and $86.34, respectively).

      At December 31, 1997 the DM credit facility consisted of a DM 188 million term loan and a DM 230 million revolving credit facility, of which DM 100 million is outstanding. Borrowings bear interest at DM LIBOR plus 2.75% (1.625% margin at December 31, 1996) (4.76% and 6.28% at December 31, 1996 and 1997, respectively), and are collateralized by the stock of certain KII subsidiaries, pledges of certain Canadian and German assets and NL has guaranteed the facility. The term loan is due in semiannual installments commencing in September 1998 through September 1999 and the revolver is due in 2000. In accordance with the provisions of the DM credit agreement and as a result of higher than expected operating income in 1997 for KII, the Company intends to prepay in March 1998

DM 81 million ($45 million at December 31, 1997) of the term loan, of which DM 49 million ($27 million at December 31, 1997) will satisfy the September 1998 scheduled term loan payment and the remaining DM 32 million ($18 million at December 31, 1997) will reduce the March 1999 scheduled term loan payment.

      Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities, including the DM facility, approximated $84 million at December 31, 1997.

      Borrowings  under KLA's  tranche of LPC's term loan bear  interest at U.S.
LIBOR  plus  1.625%   (7.245%  and  7.438%  at  December   31,  1996  and  1997,
respectively) and are repayable in quarterly installments through September 2000. The Company has notified the lender that it intends to prepay the loan in March 1998.

      Notes payable at December 31, 1996 and 1997 consists of DM 40 million and DM 25 million, respectively, of short-term borrowings due within one year from non-U.S. banks with interest rates ranging from 3.25% to 3.70% in 1996 and from 3.75% to 3.875% in 1997.

      The Company used a portion of the net proceeds from the January 1998 sale of substantially all of Rheox's net assets to prepay and terminate the Rheox bank credit facility. See Note 20. At December 31, 1997 this facility consisted of a $117.5 million term loan due in quarterly installments through January 2004 and a $25 million revolver (nil outstanding) due no later than January 2004. Borrowings bore interest at LIBOR plus a margin of .75% to 1.75%, depending upon the level of a certain Rheox financial ratio (the margin was 1.5% at December 31, 1997 resulting in a rate of 7.3%), and were collateralized principally by the stock of Rheox and its U.S. subsidiaries. The interest rate on outstanding prime-rate borrowings under a prior Rheox bank credit facility at December 31, 1996 was 9.8%.

      The aggregate maturities of long-term debt at December 31, 1997 on a historical and a pro forma basis, giving effect for the January 1998 sale of Rheox described above and in Note 20, are shown in the table below.


Years ending December 31,                                Historical  Pro forma
-------------------------                                ----------  ---------
                                                                    (Unaudited)
                                                              (In thousands)

      1998                                                $ 77,374    $ 62,374
      1999                                                  91,077      76,077
      2000                                                  82,936      67,936
      2001                                                  22,909         409
      2002                                                  25,000           -
      2003 and thereafter                                  462,500     437,500
                                                          --------    --------

                                                           761,796     644,296
      Less unamortized original issue discount
       on the Senior Secured Discount Notes                 17,643      17,643
                                                          --------    --------

                                                          $744,153    $626,653
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

      A majority of U.S. employees are eligible to participate in a contributory savings plan. The Company partially matches employee contributions to the Plan, and, beginning in 1996, the Company contributes to each employee's account an amount equal to approximately 3% of the employee's annual eligible earnings. The Company also has an unfunded defined contribution plan covering certain executives, and contributions are based on a formula involving eligible earnings. The Company's expense related to these plans included in continuing operations was $.7 million in 1995, $.8 million in 1996 and $.7 million in 1997. Expense related to these plans included in discontinued operations was $.5 million in each of 1995, 1996 and 1997.

      Defined pension benefits are generally based upon years of service and compensation under fixed-dollar, final pay or career average formulas, and the related expenses are based upon independent actuarial valuations. The funding policy for U.S. defined benefit plans is to contribute amounts which satisfy the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements.

      Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.


                                              Years ended December 31,
                                     -----------------------------------------
                                        1995           1996            1997
                                     ----------     ---------       ----------
                                                   (Percentages)

Discount rate                        7.0 to 8.5     6.5 to 8.5      6.0 to 8.5
Rate of increase in future
 compensation levels                 3.5 to 6.0     3.5 to 6.0      3.0 to 6.0
Long-term rate of return on
 plan assets                         8.0 to 9.0     7.0 to 9.0      6.0 to 9.0

      During 1996 the Company curtailed certain U.S. employee pension benefits and recognized a gain of $4.6 million, of which $2.7 million is included in discontinued operations. Plan assets are comprised primarily of investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

      SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially-assumed rates, including the rate of return on pension plan assets, will result in additional increases or decreases in accrued pension liabilities, pension expense and funding requirements in future periods. At December 31, 1997 77% of the projected benefit obligations in excess of plan assets relate to non-U.S. plans. The funded status of the Company's defined benefit pension plans is set forth below.


                                       Assets exceed             Accumulated benefits
                                     accumulated benefits            exceed assets
                                     --------------------       ---------------------
                                           December 31,              December 31,
                                     --------------------       ---------------------
                                        1996         1997         1996         1997
                                     ---------    ---------    ---------    ---------
                                                 (In thousands)
Actuarial present value of benefit
 obligations:
  Vested benefits .................   $  48,953    $  51,474    $ 167,411    $ 157,556
  Nonvested benefits ..............       4,075        4,483        9,466        8,442
                                      ---------    ---------    ---------    ---------
  Accumulated benefit obligations .      53,028       55,957      176,877      165,998
  Effect of projected salary
   increases ......................       7,598        6,691       25,741       22,726
                                      ---------    ---------    ---------    ---------
  Projected benefit obligations
   ("PBO") ........................      60,626       62,648      202,618      188,724
Plan assets at fair value .........      78,511       73,446      126,580      125,925
                                      ---------    ---------    ---------    ---------
Plan assets over (under) PBO ......      17,885       10,798      (76,038)     (62,799)
Unrecognized net loss from
 experience different from
 actuarial assumptions ............       3,567        9,778       11,414        8,375
Unrecognized prior service cost ...       3,838        3,799          262          399
Unrecognized transition obligations
 (assets) being amortized over 15
 to 18 years ......................        (469)        (527)       2,043        1,530
Adjustment required to recognize
 minimum liability ................          --           --       (1,822)          --
                                      ---------    ---------    ---------    ---------
      Total prepaid (accrued)
       pension cost ...............      24,821       23,848      (64,141)     (52,495)
Less current portion ..............          --           --       (6,200)      (8,106)
                                      ---------    ---------    ---------    ---------
      Noncurrent prepaid (accrued)
       pension cost ...............   $  24,821    $  23,848     $(57,941)    $(44,389)
                                      =========    =========     ========     ========

      The components of the net periodic defined benefit pension cost, excluding curtailment gain and discontinued operations, are set forth below. The net periodic defined benefit pension cost included in discontinued operations was $.6 million in 1995, $.3 million in 1996 and nil in 1997.


                                                 Years ended December 31,
                                           ------------------------------------
                                             1995          1996          1997
                                           --------      --------      --------
                                                     (In thousands)

Service cost benefits ................     $  3,582      $  3,131      $  4,067
Interest cost on PBO .................       16,721        15,439        15,335
Return on plan assets ................      (14,843)      (15,112)      (16,194)
Net amortization and deferrals .......       (2,890)           48           869
                                           --------      --------      --------

                                           $  2,570      $  3,506      $  4,077
                                           ========      ========      ========

                                    F-23

Incentive bonus programs

      The Company has incentive bonus programs for certain employees providing for annual payments, which may be in the form of NL common stock, based on formulas involving the profitability of Kronos in relation to the annual operating plan and, for most of these employees, individual performance.

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

      For measuring the OPEB liability at December 31, 1997, the expected rate of increase in health care costs is 7% in 1998, 6% in 1999 and 5% in 2000 and years thereafter. Other assumptions used to measure the liability and expense are presented below.


                                                           Years ended December 31,
                                                           ------------------------
                                                            1995     1996     1997
                                                            ----     ----     ----
                                                                 (Percentages)

Discount rate .......................................        7.5      7.5      7.0
Long-term rate for compensation increases ...........        4.5      6.0      6.0
Long-term rate of return on plan assets .............        9.0      9.0      9.0

      Variances from actuarially-assumed rates will result in additional increases or decreases in accrued OPEB liabilities, net periodic OPEB expense and funding requirements in future periods. If the health care cost trend rate was increased by one percentage point for each year, postretirement benefit expense would have increased approximately $.1 million in 1997, and the actuarial present value of accumulated benefit obligations at December 31, 1997 would have increased by approximately $1.2 million. During 1996 the Company curtailed certain Canadian employee OPEB benefits and recognized a $1.3 million gain.

                                                                 December 31,
                                                             -------------------
                                                              1996         1997
                                                             -------     -------
                                                                (In thousands)
Actuarial present value of accumulated benefit
 obligations:
  Retiree benefits .....................................     $41,768     $34,173
  Other fully eligible active plan participants ........         840         799
  Other active plan participants .......................       2,152       2,022
                                                             -------     -------
                                                              44,760      36,994

Plan assets at fair value ..............................       6,689       6,527
                                                             -------     -------
Accumulated postretirement benefit obligations
 in excess of plan assets ..............................      38,071      30,467
Unrecognized net gain from experience different
 from actuarial assumptions ............................       7,083      11,722
Unrecognized prior service credit ......................      16,259      14,171
                                                             -------     -------
    Total accrued postretirement benefits cost .........      61,413      56,360
Less current portion ...................................       5,478       5,409
                                                             -------     -------
    Noncurrent accrued postretirement benefits
     cost ..............................................     $55,935     $50,951
                                                             =======     =======

      The components of the Company's net periodic postretirement benefit cost, excluding curtailment gain and discontinued operations, are set forth below. The net periodic postretirement benefit costs included in discontinued operations was $.3 million in each of 1995 and 1996 and $.2 million in 1997.


                                                     Years ended December 31,
                                                  -----------------------------
                                                    1995       1996       1997
                                                  -------    -------    -------
                                                      (In thousands)

Interest cost on accumulated benefit
 obligations ..................................   $ 4,194    $ 3,777    $ 2,972
Service cost benefits earned during the year ..        50         52         39
Return on plan assets .........................      (637)      (596)      (584)
Net amortization and deferrals ................    (1,905)    (1,460)    (2,380)
                                                  -------    -------    -------

                                                  $ 1,702    $ 1,773    $    47
                                                  =======    =======    =======

Note 12 - Shareholders' deficit:

Common stock

                                                       Shares of common stock
                                                 -------------------------------
                                                           Treasury
                                                 Issued     stock    Outstanding
                                                 ------     ------   -----------
                                                         (In thousands)

Balance at December 31, 1994                     66,839     15,787      51,052
  Treasury shares reissued                         -           (39)         39
                                                 ------     ------      ------

Balance at December 31, 1995                     66,839     15,748      51,091
  Treasury shares reissued                         -           (27)         27
                                                 ------     ------      ------

Balance at December 31, 1996                     66,839     15,721      51,118
  Treasury shares reissued                         -          (149)        149
                                                 ------     ------      ------

Balance at December 31, 1997                     66,839     15,572      51,267
                                                 ======     ======      ======

Common stock options

      The 1989 Long Term Performance Incentive Plan of NL Industries, Inc. (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("the Predecessor Option Plan") remain outstanding at December 31, 1997, no additional options may be granted under the Predecessor Option Plan.

      Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and at December 31, 1997, an aggregate of 1.9 million shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

      In addition to the NL Option Plan, the Company maintains a stock option plan for its nonemployee directors. At December 31, 1997 there were options to acquire 9,000 shares of common stock outstanding of which 7,000 were fully vested.

      Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the nonemployee director plan are summarized in the table below.



                                                        Exercise price        Amount
                                                          per share           payable
                                                     ---------------------     upon
                                         Shares         Low         High     exercise
                                         ------      ---------   ---------   --------
                                            (In thousands, except per share amounts)

Outstanding at December 31, 1994         2,374       $    4.81   $   24.19   $ 26,773

  Granted ......................            94           11.81       14.81      1,150
  Exercised ....................           (39)           5.00       10.78       (278)
  Forfeited ....................           (36)           5.00       11.81       (324)
                                         -----       ---------   ---------   --------

Outstanding at December 31, 1995         2,393            4.81       24.19     27,321

  Granted ......................           218           14.25       17.25      3,316
  Exercised ....................           (27)           5.00       10.78       (262)
  Forfeited ....................           (10)           5.00       14.25        (91)
  Expired ......................            (1)          10.78       10.78         (6)
                                         -----       ---------   ---------   --------

Outstanding at December 31, 1996         2,573            4.81       24.19     30,278
                                         -----       ---------   ---------   --------

  Granted ......................           442           11.88       14.88      5,792
  Exercised ....................          (149)           4.81       11.81     (1,025)
  Forfeited ....................           (21)           5.00       22.29       (284)
                                         -----       ---------   ---------   --------

Outstanding at December 31, 1997         2,845       $    4.81   $   24.19   $ 34,761
                                         =====       =========   =========   ========


      At December 31, 1995, 1996 and 1997 options to purchase 1,189,907, 1,660,068 and 1,801,955 shares, respectively, were exercisable and options to purchase 301,002 shares become exercisable in 1998. Of the exercisable options at December 31, 1997, options to purchase 1,380,296 shares had exercise prices less than the Company's December 31, 1997 quoted market price of $13.625 per share. Outstanding options at December 31, 1997 expire at various dates through 2007, with a weighted-average remaining life of five years.

      The pro forma information required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued during 1995, 1996 and 1997. The weighted average fair values of options granted during 1995, 1996 and 1997 were $6.02, $8.38 and $6.35 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1995, 1996 and 1997: stock price volatility of 31%, 42% and 37% in 1995, 1996 and 1997, respectively; risk-free rate of return of 5%; no dividend yield; and an expected term of 9 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The Company's pro forma net income (loss) and basic net income (loss) per common share were as follows. The pro forma impact on earnings per common share for 1995, 1996 and 1997 is not necessarily indicative of future effects on earnings per share.


                                                  Years Ended December 31,
                                                ------------------------------
                                                 1995       1996       1997
                                                -------    -------    --------
                                                (In thousands except per share
                                                           amounts)

Net income (loss)- as reported                  $85,609    $10,817    $ (9,473)
Net income (loss)- pro forma                    $85,450    $10,085    $(11,057)
Net income (loss) per basic common
 share - as reported                            $  1.68    $   .21    $   (.19)
Net income (loss) per basic common
 share - pro forma                              $  1.68    $   .20    $   (.22)


Preferred stock

      The Company is authorized to issue a total of five million shares of preferred stock. The rights of preferred stock as to dividends, redemption, liquidation and conversion are determined upon issuance.

Note 13 - Income taxes:

      The components of (i) income (loss) from continuing operations before income taxes and minority interest ("pretax income (loss)"), (ii) the difference between the provision for income taxes attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the provision for income taxes and (iv) the comprehensive tax provision are presented below.


                                                  Years ended December 31,
                                               --------------------------------
                                                1995         1996        1997
                                               --------    --------    --------
                                                        (In thousands)

Pretax income (loss):
  U.S ......................................   $ 17,943    $ 20,481    $ (9,308)
  Non-U.S ..................................     48,330     (30,715)    (18,381)
                                               --------    --------    --------
                                               $ 66,273    $(10,234)   $(27,689)
                                               ========    ========    ========
Expected tax expense (benefit) .............   $ 23,196    $ (3,581)   $ (9,692)
Non-U.S. tax rates .........................     (7,268)         (6)       (784)
Rate change adjustment of deferred taxes ...     (6,593)         --          --
Valuation allowance ........................     (9,588)      3,013       8,704
Incremental tax on income of companies not
 included in the NL Tax Group ..............        795       3,423       3,886
U.S. state income taxes ....................       (639)       (569)        231
Other, net .................................       (181)       (784)       (101)
                                               --------    --------    --------
                                               $   (278)   $  1,496    $  2,244
                                               ========    ========    ========
Provision for income taxes:
  Current income tax expense (benefit):
    U.S. federal ...........................   $ (8,245)   $ (3,539)   $ (6,881)
    U.S. state .............................       (258)       (460)        681
    Non-U.S ................................     36,552       5,198      14,071
                                               --------    --------    --------
                                                 28,049       1,199       7,871
                                               --------    --------    --------
  Deferred income tax expense (benefit):
    U.S. federal ...........................     (8,827)     (6,493)      1,224
    U.S. state .............................       (726)       (668)       (450)
    Non-U.S ................................    (18,774)      7,458      (6,401)
                                               --------    --------    --------
                                                (28,327)        297      (5,627)
                                               --------    --------    --------
                                               $   (278)   $  1,496    $  2,244
                                               ========    ========    ========
Comprehensive tax provision allocable to:
  Pretax income (loss) .....................   $   (278)   $  1,496    $  2,244
  Shareholders' deficit, principally
   deferred income taxes allocable to
   currency translation and marketable
   securities adjustments ..................         10         329       2,036
                                               --------    --------    --------
                                               $   (268)   $  1,825    $  4,280
                                               ========    ========    ========

The components of the net deferred tax liability are summarized below:


                                               December 31,
                               -------------------------------------------------
                                         1996                     1997
                                         ----                     ----
                                     Deferred tax              Deferred tax
                               -----------------------    ----------------------
                                 Assets    Liabilities     Assets    Liabilities
                               ---------   -----------    ---------  -----------
                                              (In thousands)
Tax effect of temporary
 differences relating to:
  Inventories ..............   $   4,130    $  (4,967)   $   4,223    $  (2,674)
  Property and equipment ...         512     (109,963)          --     (105,806)
  Accrued postretirement
   benefits cost ...........      21,396           --       19,682           --
  Accrued (prepaid) pension
   cost ....................       6,308      (17,579)       5,296      (16,697)
  Accrued environmental
   costs ...................      36,670           --       45,242           --
  Other accrued liabilities
   and deductible
   differences .............      33,464           --       42,393           --
  Other taxable differences           --     (102,578)          --      (85,139)
Tax on unremitted earnings
 of non-U.S. subsidiaries ..          --      (18,048)          --      (17,551)
Tax loss and tax credit
 carryforwards .............     205,476           --      167,680           --
Valuation allowance ........    (207,117)          --     (188,585)          --
                               ---------    ---------    ---------    ---------
  Gross deferred tax assets
   (liabilities) ...........     100,839     (253,135)      95,931     (227,867)

Reclassification,
 principally netting by
 tax jurisdiction ..........     (99,019)      99,019      (94,179)      94,179
                               ---------    ---------    ---------    ---------
  Net total deferred tax
   assets (liabilities) ....       1,820     (154,116)       1,752     (133,688)
  Net current deferred tax
   assets (liabilities) ....       1,597       (2,895)       1,642         (891)
                               ---------    ---------    ---------    ---------
  Net noncurrent deferred
   tax assets (liabilities)    $     223    $(151,221)   $     110    $(132,797)
                               =========    =========    =========    =========


      Changes in the Company's deferred income tax valuation allowance during the past three years are summarized below.


                                                    Years ended December 31,
                                             -----------------------------------
                                                1995         1996        1997
                                             ---------    ---------    ---------
                                                     (In thousands)

Balance at the beginning of year .........   $ 164,500    $ 195,569    $ 207,117

  Increase in certain deductible temporary
   differences which the Company believes
   do not meet the "more-likely-than-not"
   recognition criteria ..................          --        3,013        8,704
  Change in estimate of the future tax
   benefit of certain tax credits which
   the Company believes satisfies the
   "more-likely-than-not" recognition
   criteria ..............................      (9,588)          --           --
  Foreign currency translation ...........       6,451       (5,937)     (12,339)
  Offset to the increase in gross
   deferred income tax assets resulting
   from recharacterization of certain
   tax attributes due primarily to
   changes in certain tax return
   elections .............................      34,206           --           --
  Offset to the change in gross deferred
   income tax assets due to dual
   residency status of a Company
   subsidiary and redetermination of
   certain U.S. tax attributes ...........          --       14,472      (14,897)
                                             ---------    ---------    ---------
Balance at the end of year ...............   $ 195,569    $ 207,117    $ 188,585
                                             =========    =========    =========

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. During 1997 the Company received DM 19 million ($11 million when received) in trade capital tax refunds based on (i) recent court decisions which resulted in reducing the trade capital tax base and
(ii) prior agreements between the Company and the German tax authorities regarding payment of disputed taxes. The Company also reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and expects to pay DM 9 million ($5 million at December 31, 1997) during 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, the Company has received certain revised tax assessments aggregating DM 119 million ($66 million at December 31, 1997), including non-income tax related items and interest, for years through 1996. The Company expects to receive tax assessments for an additional DM 20 million ($11 million at December 31, 1997), including non-income tax related items and interest, for the years 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved.

      During 1997 a German tax court proceeding involving a tax issue substantially the same as that involved in the Company's primary remaining tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court; the Company believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of the Company's primary dispute with the German tax authorities, which assessments, including non-income tax related items and interest, aggregate DM 121 million. Although the Company believes that it will ultimately prevail, the Company has granted a DM 94 million ($53 million at December 31, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at December 31, 1997) lien in favor of the German federal tax authorities.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1997) relating to 1994. The Company has appealed this assessment and expects to litigate this issue.

      No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in court proceedings. The Company believes that it has adequately provided accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      During 1995 the Company recorded tax benefits of $6.6 million due to the reduction in dividend withholding tax rates pursuant to ratification of the U.S./Canada income tax treaty.

      The Company utilized foreign tax credit carryforwards of $11 million in 1995, $2 million in 1996 and $5 million in 1997, and utilized U.S. net operating loss carryforwards of $8 million in 1995 and $26 million in 1997, to reduce U.S. federal income tax expense. At December 31, 1997 for U.S. federal income tax purposes, the Company had approximately $19 million of unutilized foreign tax credit carryforwards expiring during 1998 through 2001 and approximately $12 million of alternative minimum tax credit carryforwards with no expiration date. The Company also had approximately $350 million of income tax loss carryforwards in Germany with no expiration date.

Note 14 - Other income, net:


                                                    Years ended December 31,
                                              ----------------------------------
                                                1995         1996         1997
                                              --------     --------     --------
                                                      (In thousands)

Securities earnings:
  Interest and dividends .................    $  6,244     $  4,708     $  2,736
  Securities transactions ................       1,175           --        2,657
                                              --------     --------     --------
                                                 7,419        4,708        5,393
Currency transaction gains, net ..........         293        5,890        5,919
Trade interest income ....................       2,522        1,613        2,983
Disposition of property and equipment ....      (2,695)      (2,236)       1,735
Technology fee income ....................      10,660        8,743           --
Pension and OPEB curtailment gains .......          --        3,240           --
Litigation settlement gains ..............          --        2,756           --
Other, net ...............................       3,319        2,955        3,337
                                              --------     --------     --------
                                              $ 21,518     $ 27,669     $ 19,367
                                              ========     ========     ========

      Technology fee income was amortized by the straight-line method over a three-year period ending October 1996.

Note 15 - Other items:

      Advertising costs included in continuing operations, expensed as incurred, were $1 million in each of 1995, 1996 and 1997.

      Research, development and certain sales technical support costs included in continuing operations, expensed as incurred, approximated $9 million in 1995, $8 million in 1996 and $7 million in 1997.

      Interest capitalized related to continuing operations in connection with long-term capital projects was $1 million in 1995 and $2 million in each of 1996 and 1997.

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

      The Company is a party to an intercorporate services agreement with Contran (the "Contran ISA") whereby Contran provides certain management services to the Company on a fee basis. Management services fee expense related to the Contran ISA was $.4 million in each of 1995 and 1996 and $.5 million in 1997.

      The Company is a party to an intercorporate services agreement with Valhi (the "Valhi ISA") whereby Valhi and the Company provide certain management, financial and administrative services to each other on a fee basis. Net management services fee expense (income) related to the Valhi ISA was $.1 million in each of 1995 and 1996 and $(.1) million in 1997.

      The Company is party to an intercorporate services agreement with Tremont (the "Tremont ISA"). Under the terms of the contract, the Company provides certain management and financial services to Tremont on a fee basis. Management services fee income related to the Tremont ISA was $.1 million in each of 1995 and 1996 and $.2 million in 1997.

      The Company is party to an intercorporate services agreement (the "Timet ISA") with Titanium Metals Corporation ("Timet"), approximately 30% of the outstanding common stock of which is held by Tremont. Under the terms of the contract, the Company provides certain management and financial services to Timet on a fee basis. Management services fee income related to the Timet ISA was $.3 million in 1997.

      Purchases from LPC were $69.7 million in 1995, $69.8 million in 1996 and $78.1 million in 1997.

      Certain employees of the Company have been granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company and Valhi have agreed that the Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense (income) ($(25,000) in 1995, $1,000 in 1996 and $68,000 in 1997) in a manner similar to accounting for SARs. At December 31, 1997 an employee of the Company held vested options to purchase 15,000 shares of Valhi common stock at an exercise price of $14.66 per share which exceeded Valhi's December 31, 1997 quoted market price per share of $9.4375.

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

      Net amounts payable to affiliates are summarized in the following table.


                                                           December 31,
                                                   ----------------------------
                                                     1996                1997
                                                   --------            --------
                                                           (In thousands)

Tremont Corporation ....................           $  3,529            $  3,354
LPC ....................................              6,677               8,513
Other, net .............................                 (2)               (355)
                                                   --------            --------
                                                   $ 10,204            $ 11,512
                                                   ========            ========

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

      Net rent expense included in continuing operations aggregated $7 million in 1995, $8 million in 1996 and $7 million in 1997. At December 31, 1997 minimum rental commitments under the terms of noncancellable operating leases, excluding discontinued operations, were as follows:


Years ending December 31,                                Real Estate   Equipment
-------------------------                                -----------   ---------
                                                              (In thousands)

  1998                                                      $ 1,744    $ 1,962
  1999                                                        1,555        854
  2000                                                        1,056        345
  2001                                                        1,046        129
  2002                                                        1,031         47
  2003 and thereafter                                        18,608         87
                                                            -------     ------
                                                            $25,040     $3,424
                                                            =======     ======

Capital expenditures

      At December 31, 1997 the estimated cost to complete capital projects in process approximated $4 million, including $2 million to complete a debottlenecking expansion project at the Company's Leverkusen, Germany chloride-process TiO2 facility.

Purchase commitments

      The Company has long-term supply contracts that provide for the Company's chloride feedstock requirements through 2000. The agreements require the Company purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $101 million.

Legal proceedings

      Lead pigment litigation. Since 1987, the Company, other past manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

      Environmental matters and litigation. Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named a potential responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List. These actions seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. While the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1997 the Company had accrued $135 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $175 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
Further, there can be no assurance that additional environmental matters will not arise in the future. As discussed in Note 2, the Company adopted the AICPA's Statement of Position 96-1, "Environmental Remediation Liabilities," in the first quarter of 1997, increasing its environmental liability by $30 million.

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

Concentrations of credit risk

      Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. TiO2 is sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of net sales. In each of the past three years, approximately one-half of the Company's TiO2 sales by volume were to Europe and approximately 36% in 1995, 37% in 1996 and 36% in 1997 of sales were attributable to North America.

      Consolidated cash, cash equivalents and restricted cash includes $63 million and $53 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 1996 and 1997, respectively, of which $53 million and $45 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

Note 18 - Financial instruments:

      Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.


                                                December 31,        December 31,
                                                    1996                1997
                                             ------------------  ----------------
                                             Carrying    Fair    Carrying   Fair
                                              Amount     Value    Amount    Value
                                             --------  --------  -------- -------
                                                         (In millions)

Cash and cash equivalents, including
 restricted cash .........................   $  114.1  $  114.1 $  106.1  $  106.1
Marketable securities - classified as
 available-for-sale ......................       23.7      23.7     17.3      17.3

Notes payable and long-term debt:
  Fixed rate with market quotes:
    Senior Secured Notes .................   $  250.0  $  265.2 $  250.0  $  277.9
    Senior Secured Discount Notes ........      149.8     161.9    169.9     186.7
  Variable rate debt .....................      455.0     455.0    338.3     338.3

Common shareholders' equity (deficit) ....   $ (203.5) $  555.9 $ (222.3) $  698.5

      Fair value of the Company's marketable securities and Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity (deficit) is based upon quoted market prices for NL's common stock.

      In connection with its credit facility, Rheox entered into interest rate collar agreements in 1997 which effectively set minimum and maximum U.S. LIBOR interest rates of 5.25% and 8%, respectively, on $50 million principal amount of its variable-rate bank term loan through May 2001. The margin on such borrowings ranged from .75% to 1.75%, depending upon the level of a certain Rheox financial ratio. The Company was exposed to interest rate risk in the event of nonperformance by the other parties to the agreements. At December 31, 1997 the estimated fair value of such agreements was estimated to be a $.1 million payable. Such fair value represented the amount the Company would pay if it terminated the collar agreements at that date, and is based upon quotes obtained from the counter party financial institutions. The Company terminated these agreements in the first quarter of 1998 concurrently with the prepayment and termination of the underlying credit facility. See Note 20. The Company held no derivative financial instruments at December 31, 1996.

Note 19 - Quarterly financial data (unaudited):


                                                    Quarter ended
                                   ------------------------------------------------
                                    March 31     June 30      Sept. 30     Dec. 31
                                   ---------    ---------    ---------    ---------
                                       (In thousands, except per share amounts)

Year ended December 31, 1996:

  Net sales ....................   $ 206,368    $ 228,229    $ 215,038    $ 201,544
  Cost of sales ................     152,333      177,396      175,864      163,012
  Operating income .............      29,472       25,443        9,640        7,051
  Income (loss) from
   continuing operations .......       6,314        6,134       (9,724)     (14,459)
  Net income (loss) ............   $  13,444    $  11,919    $  (4,249)   $ (10,297)
                                   =========    =========    =========    =========

  Basic and diluted
   earnings per common
   share:
    Income (loss) from
     continuing operations .....   $     .12    $     .12    $    (.19)   $    (.28)
                                   =========    =========    =========    =========
    Net income (loss) ..........   $     .26    $     .23    $    (.08)   $    (.20)
                                   =========    =========    =========    =========
  Weighted average common shares
   and potential common shares
   outstanding:
    Basic ......................      51,006       51,105       51,118       51,118
    Diluted ....................      51,519       51,496       51,118       51,118

Year ended December 31, 1997:

  Net sales ....................   $ 204,389    $ 214,354    $ 210,343    $ 208,154
  Cost of sales ................     167,175      172,679      162,499      147,592
  Operating income .............       8,689       16,815       24,908       32,089
  Income (loss) from
   continuing operations .......     (40,180)      (3,428)       3,984        9,749
  Net income (loss) ............   $ (35,721)   $   2,255    $   9,761    $  14,232
                                   =========    =========    =========    =========
  Basic and diluted
   earnings per common
   share:
    Income (loss) from
     continuing
     operations ................   $    (.79)   $    (.07)   $     .08    $     .19
                                   =========    =========    =========    =========
    Net income (loss) ..........   $    (.70)   $     .04    $     .19    $     .28
                                   =========    =========    =========    =========
  Weighted average common
   shares and potential
   common shares outstanding:
    Basic ......................      51,140       51,144       51,146       51,175
    Diluted ....................      51,140       51,144       51,585       51,717


Note 20 - Subsequent event:

      The specialty chemical business of Rheox was sold to Elementis plc for $465 million in January 1998, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. A portion of the net proceeds were used to prepay and terminate Rheox's bank credit facility. The Company expects to recognize an after-tax gain of approximately $300 million on the disposal of this business segment in the first quarter of 1998. Had the sale occurred at December 31, 1997, the Company's pro forma unaudited cash and cash equivalents would have been $326 million; notes payable and long-term debt, including the current portion, would have been $641 million; and shareholders' equity would have been $40 million. As a result of the sale, the Company has presented the results of this business segment as discontinued operations for all periods presented. Following the sale, Rheox, Inc. was renamed NL Capital Corporation.

      Condensed income statements related to discontinued operations for 1995, 1996 and 1997 are as follows. Interest expense has been allocated to discontinued operations based on the amount of debt specifically attributed to Rheox's operations.

                                               1995        1996         1997
                                             ---------   ---------    ---------
                                                      (In thousands)

Net sales ................................   $ 129,790   $ 134,895    $ 147,199
Other income (expense), net ..............         723       2,811         (200)
                                             ---------   ---------    ---------
                                               130,513     137,706      146,999
                                             ---------   ---------    ---------
Cost of sales ............................      64,302      69,843       73,583
Selling, general and administrative ......      27,724      26,310       29,231
Interest expense .........................       5,858       5,706       11,207
                                             ---------   ---------    ---------
                                                97,884     101,859      114,021
                                             ---------   ---------    ---------
    Income before income taxes and
     minority interest ...................      32,629      35,847       32,978

Income tax expense .......................      12,949      13,337       12,475
Minority interest ........................         566         (42)         101
                                             ---------   ---------    ---------
                                             $  19,114   $  22,552    $  20,402
                                             =========   =========    =========

      Condensed balance sheets related to discontinued operations included in the Company's consolidated balance sheets at December 31, 1996 and 1997 are as follows.

               ASSETS                                    1996           1997
                                                       ---------      ---------
                                                             (In thousands)

Cash and cash equivalents ........................     $   9,269      $   9,137
Accounts and notes receivable ....................        14,725         15,415
Inventories ......................................        18,015         19,921
Other current assets .............................         8,183          6,443
                                                       ---------      ---------
    Current assets ...............................        50,192         50,916

Property, plant and equipment, net ...............        31,436         30,308
Other assets .....................................         8,467          7,411
                                                       ---------      ---------
                                                       $  90,095      $  88,635
                                                       =========      =========
      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current portion of long-term debt ................     $  14,892      $  15,000
Other current liabilities ........................        11,277         19,129
                                                       ---------      ---------
                                                          26,169         34,129
                                                       ---------      ---------
Long-term debt ...................................            53        102,500
Note payable to parent ...........................       105,801             --
Deferred income taxes ............................         3,248          2,485
Other noncurrent liabilities .....................         2,875          4,489
                                                       ---------      ---------
                                                         111,977        109,474
                                                       ---------      ---------
Stockholder's deficit ............................       (48,051)       (54,968)
                                                       ---------      ---------
                                                       $  90,095      $  88,635
                                                       =========      =========


      Condensed  cash  flow  data  for  Rheox  (excluding   dividends  paid  to,
contributions received from and intercompany loans with NL) is presented below.

                                                  Years ended December 31,
                                            -----------------------------------
                                              1995          1996         1997
                                            ---------    ---------    ---------
                                                    (In thousands)

Cash flows from operating activities ....   $  17,551    $  20,705    $  31,506
                                            ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures ..................      (3,464)      (2,665)      (2,330)
  Purchase of minority interests ........          --       (5,168)          --
  Other, net ............................        (177)         457           16
                                            ---------    ---------    ---------
                                               (3,641)      (7,376)      (2,314)
                                            ---------    ---------    ---------
Cash flows from financing activities:
  Indebtedness, net .....................     (30,499)     (23,041)     100,940
  Other, net ............................          --         (451)          --
                                            ---------    ---------    ---------
                                              (30,499)     (23,492)     100,940
                                            ---------    ---------    ---------
                                            $ (16,589)   $ (10,163)   $ 130,132
                                            =========    =========    =========

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

      As discussed in Note 1 to the Condensed Financial Information on Schedule I, the Company changed its method of accounting for environmental remediation costs in 1997 in accordance with Statement of Position No. 96-1.



                                    COOPERS & LYBRAND L.L.P.

Houston, Texas
February 11, 1998

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Condensed Balance Sheets

                          December 31, 1996 and 1997

                                (In thousands)

                                                          1996          1997
                                                       ---------      ---------

Current assets:
  Cash and cash equivalents, including
   restricted cash of $4,833 and $4,934 ..........     $  12,135      $  16,541
  Accounts and notes receivable ..................           356          7,119
  Receivable from subsidiaries ...................         9,542         10,625
  Prepaid expenses ...............................           445            256
                                                       ---------      ---------
      Total current assets .......................        22,478         34,541
                                                       ---------      ---------
Other assets:
  Marketable securities ..........................        23,718         17,270
  Notes receivable from subsidiary ...............       505,557        573,218
  Investment in subsidiaries .....................      (175,063)      (216,264)
  Other ..........................................         6,680          5,778
                                                       ---------      ---------
      Total other assets .........................       360,892        380,002
                                                       ---------      ---------
Property and equipment, net ......................         3,396          3,221
                                                       ---------      ---------
                                                       $ 386,766      $ 417,764
                                                       =========      =========

Current liabilities:
  Accounts payable and accrued liabilities .......     $  24,929      $  35,636
  Payable to affiliates ..........................         2,813          3,218
  Income taxes ...................................         3,024          5,051
  Deferred income taxes ..........................         1,908          1,640
                                                       ---------      ---------
      Total current liabilities ..................        32,674         45,545
                                                       ---------      ---------
Noncurrent liabilities:
  Long-term debt .................................       399,756        419,857
  Deferred income taxes ..........................         9,736         12,856
  Accrued pension cost ...........................        10,974          7,019
  Accrued postretirement benefits cost ...........        34,396         31,117
  Other ..........................................       102,711        123,639
                                                       ---------      ---------
      Total noncurrent liabilities ...............       557,573        594,488
                                                       ---------      ---------
Shareholders' deficit ............................      (203,481)      (222,269)
                                                       ---------      ---------
                                                       $ 386,766      $ 417,764
                                                       =========      =========

Contingencies (Note 4)

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Statements of Operations

                 Years ended December 31, 1995, 1996 and 1997

                                (In thousands)




                                                1995        1996         1997
                                              --------    --------     --------
Revenues and other income:
  Equity in income (loss) from
   continuing operations of
   subsidiaries ..........................    $ 80,620    $ (4,316)    $ (1,019)
  Interest and dividends .................       2,739       1,461        1,246
  Interest income from subsidiaries:
    Continuing ...........................      45,551      47,097       57,851
    Discontinued .........................          --       2,641        1,189
  Securities transactions ................       1,175          --        2,657
  Other income, net ......................         460       1,873          523
                                              --------    --------     --------

                                               130,545      48,756       62,447
                                              --------    --------     --------
Costs and expenses:
  General and administrative .............      27,079      18,094       49,502
  Interest ...............................      45,842      47,940       50,319
                                              --------    --------     --------
                                                72,921      66,034       99,821
                                              --------    --------     --------
      Income (loss) from continuing
       operations before income taxes ....      57,624     (17,278)     (37,374)

Income tax benefit .......................       8,871       5,543        7,499
                                              --------    --------     --------
      Income (loss) from continuing
       operations ........................      66,495     (11,735)     (29,875)

Discontinued operations ..................      19,114      22,552       20,402
                                              --------    --------     --------
      Net income (loss) ..................    $ 85,609    $ 10,817     $ (9,473)
                                              ========    ========     ========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows

                 Years ended December 31, 1995, 1996 and 1997

                                (In thousands)



                                                 1995        1996        1997
                                               --------    --------    --------
Cash flows from operating activities:
  Net income (loss) ........................   $ 85,609    $ 10,817    $ (9,473)
  Equity in (income) loss of subsidiaries:
    Continuing .............................    (80,620)      4,316       1,019
    Discontinued ...........................    (19,114)    (22,552)    (20,402)
  Distributions from subsidiaries:
    Continuing .............................     15,000      20,000      35,000
    Discontinued ...........................         --          --      30,000
  Noncash interest expense .................        842         842      (7,523)
  Deferred income taxes ....................      1,411      (1,443)      1,224
  Securities transactions ..................     (1,175)         --      (2,657)
  Change in accounting for environmental
   remediation costs .......................         --          --      30,000
  Other, net ...............................     (5,819)     (3,291)     (2,544)
                                               --------    --------    --------
                                                 (3,866)      8,689      54,644

  Change in assets and liabilities, net ....      8,042      (8,593)        789
  Marketable trading securities:
    Purchases ..............................       (762)         --          --
    Dispositions ...........................     27,102          --          --
                                               --------    --------    --------
      Net cash provided by operating
       activities ..........................     30,516          96      55,433
                                               --------    --------    --------
Cash flows from investing activities:
  Investments in and loans to subsidiaries .     (9,062)    (12,941)    (58,900)
  Proceeds from disposition of securities ..         --          --       6,875
  Capital expenditures .....................        (33)        (40)        (15)
  Other, net ...............................         10          11         (12)
                                               --------    --------    --------
      Net cash used by investing
       activities ..........................     (9,085)    (12,970)    (52,052)
                                               --------    --------    --------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Statements of Cash Flows (Continued)

                 Years ended December 31, 1995, 1996 and 1997

                                (In thousands)



                                                 1995        1996        1997
                                               --------    --------    --------
Cash flows from financing activities:
  Dividends ................................   $     --    $(15,333)   $     --
  Other, net ...............................        278         262       1,025
                                               --------    --------    --------
      Net cash provided (used) by
       financing activities ................        278     (15,071)      1,025
                                               --------    --------    --------
Cash and cash equivalents:
  Increase (decrease) from:
    Operating activities ...................     30,516          96      55,433
    Investing activities ...................     (9,085)    (12,970)    (52,052)
    Financing activities ...................        278     (15,071)      1,025
                                               --------    --------    --------
  Net change from operating, investing
   and financing activities ................     21,709     (27,945)      4,406
  Balance at beginning of year .............     18,371      40,080      12,135
                                               --------    --------    --------
  Balance at end of year ...................   $ 40,080    $ 12,135    $ 16,541
                                               ========    ========    ========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Condensed Financial Information


Note 1 - Basis of presentation:

      The Consolidated Financial Statements of NL Industries, Inc. (the "Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference. The Company adopted a new method of accounting for environmental remediation costs. See Note 2 to the Consolidated Financial Statements.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:


                                                             December 31,
                                                     --------------------------
                                                       1996            1997
                                                     ---------        ---------
                                                            (In thousands)
Current:
  Tremont Corporation ........................       $  (3,529)       $  (3,354)
  Other, net .................................              (2)             356
  Kronos and Rheox:
    Income taxes .............................            (836)           3,381
    Other, net ...............................          11,096            7,024
                                                     ---------        ---------
                                                     $   6,729        $   7,407
                                                     =========        =========

Noncurrent - notes receivable from:
  Kronos .....................................       $ 399,756        $ 573,218
  Rheox ......................................         105,801               --
                                                     ---------        ---------
                                                     $ 505,557        $ 573,218
                                                     =========        =========

Note 3 - Long-term debt:


                                                               December 31,
                                                        ------------------------
                                                          1996            1997
                                                        --------        --------
                                                              (In thousands)

11.75% Senior Secured Notes ....................        $250,000        $250,000
13% Senior Secured Discount Notes ..............         149,756         169,857
                                                        --------        --------
                                                        $399,756        $419,857
                                                        ========        ========

      See Note 10 of the Consolidated Financial Statements for a description of the Notes.

      The aggregate maturities of the Company's long-term debt at December 31, 1997 are shown in the table below.


                                                                       Amount
                                                                  --------------
                                                                  (In thousands)

Senior Secured Notes due 2003 ..................................        $250,000
Senior Secured Discount Notes due 2005 .........................         187,500
                                                                        --------
                                                                         437,500
Less unamortized original issue discount on the
 Senior Secured Discount Notes .................................          17,643
                                                                        --------
                                                                        $419,857
                                                                        ========

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

Note 4 - Contingencies:

See Legal proceedings in Note 17 to the Consolidated Financial Statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (In thousands)


                                    Balance at  Charged to                Currency
                                    beginning   costs and                translation              Balance at
          Description                of year     expenses   Deductions   adjustments    Other     end of year
          -----------               ----------  ----------  ----------   -----------    -----     -----------
Year ended December 31, 1997:
  Allowance for doubtful
   accounts and notes receivable    $  3,813     $  382      $(1,153)(a)  $  (214)      $   -       $  2,828
                                    ========     ======      =======      =======       =====       ========
  Amortization of intangibles       $ 22,207     $2,862      $  -         $(2,703)      $   -       $ 22,366
                                    ========     ======      =======      =======       =====       ========
Year ended December 31, 1996:
  Allowance for doubtful
   accounts and notes receivable    $  4,039    $ 1,274      $(1,331)(a)  $  (169)      $   -       $  3,813
                                    ========     ======      =======      =======       =====       ========
  Amortization of intangibles       $ 20,562    $ 3,152      $  -         $(1,507)      $   -       $ 22,207
                                    ========     ======      =======      =======       =====       ========
Year ended December 31, 1995:
  Allowance for doubtful
   accounts and notes receivable    $  3,749    $   289     $  (166)(a)   $   167       $   -       $  4,039
                                    ========     ======      =======      =======       =====       ========
  Amortization of intangibles       $ 16,149    $ 3,241      $  -         $ 1,172       $   -       $ 20,562
                                    ========     ======      =======      =======       =====       ========

(a)   Amounts written off, less recoveries.