Form 10-Q
period 1998-03-31
NL INDUSTRIES INC
filed 1998-05-13
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1998

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






Number of shares of common stock outstanding on May 12, 1998:  51,339,714

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1997
             and March 31, 1998                                           3-4

            Consolidated Statements of Income - Three
             months ended March 31, 1997 and 1998                         5-6

            Consolidated Statements of Comprehensive Income
             - Three months ended March 31, 1997 and 1998                  7

            Consolidated Statement of Shareholders' Equity
             - Three months ended March 31, 1998                           8

            Consolidated Statements of Cash Flows - Three
             months ended March 31, 1997 and 1998                        9-10

            Notes to Consolidated Financial Statements                   11-16

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17-22


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             22

  Item 6.   Exhibits and Reports on Form 8-K                              23

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                     December 31,      March 31,
              ASSETS                                     1997            1998
                                                     ------------      ---------

Current assets:
  Cash and cash equivalents, including
   restricted cash of $9,751 and $5,742 ..........     $  106,145     $  356,780
  Accounts and notes receivable ..................        148,676        164,733
  Refundable income taxes ........................          1,941          6,370
  Inventories ....................................        192,780        167,975
  Prepaid expenses ...............................          3,348          5,076
  Deferred income taxes ..........................          1,642          1,251
                                                       ----------     ----------

      Total current assets .......................        454,532        702,185
                                                       ----------     ----------


Other assets:
  Marketable securities ..........................         17,270         18,027
  Investment in joint ventures ...................        172,721        171,202
  Prepaid pension cost ...........................         23,848         24,138
  Other ..........................................         18,592         14,537
                                                       ----------     ----------

      Total other assets .........................        232,431        227,904
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         19,479         18,448
  Buildings ......................................        150,090        137,495
  Machinery and equipment ........................        616,309        553,206
  Mining properties ..............................         88,617         82,232
  Construction in progress .......................          2,577          2,219
                                                       ----------     ----------
                                                          877,072        793,600
  Less accumulated depreciation and depletion ....        465,843        422,613
                                                       ----------     ----------

      Net property and equipment .................        411,229        370,987
                                                       ----------     ----------

                                                       $1,098,192     $1,301,076
                                                       ==========     ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                    December 31,       March 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY                 1997             1998
                                                    ------------       ---------

Current liabilities:
  Notes payable ................................    $    13,968     $    33,233
  Current maturities of long-term debt .........         77,374          22,662
  Accounts payable and accrued liabilities .....        161,730         150,686
  Payable to affiliates ........................         11,512          10,439
  Income taxes .................................         10,910          88,839
  Deferred income taxes ........................            891             599
                                                    -----------     -----------

      Total current liabilities ................        276,385         306,458
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        666,779         519,064
  Deferred income taxes ........................        132,797         141,114
  Accrued pension cost .........................         44,389          41,697
  Accrued postretirement benefits cost .........         50,951          46,328
  Other ........................................        148,903         166,291
                                                    -----------     -----------

      Total noncurrent liabilities .............      1,043,819         914,494
                                                    -----------     -----------

Minority interest ..............................            257             266

Shareholders' equity:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        759,281         759,281
  Accumulated other comprehensive loss .........       (129,513)       (128,621)
  Accumulated deficit ..........................       (495,421)       (194,406)
  Treasury stock ...............................       (364,971)       (364,751)
                                                    -----------     -----------

      Total shareholders' equity (deficit) .....       (222,269)         79,858
                                                    -----------     -----------

                                                    $ 1,098,192     $ 1,301,076
                                                    ===========     ===========

Commitments and contingencies (Note 14)


         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Three months ended March 31, 1997 and 1998

                     (In thousands, except per share data)




                                                           1997         1998
                                                         ---------    ---------

Revenues and other income:
  Net sales ..........................................   $ 204,389    $ 222,629
  Other, net .........................................       2,423        5,981
                                                         ---------    ---------

                                                           206,812      228,610
                                                         ---------    ---------

Costs and expenses:
  Cost of sales ......................................     167,175      156,915
  Selling, general and administrative ................      64,033       32,639
  Interest ...........................................      16,175       16,399
                                                         ---------    ---------

                                                           247,383      205,953
                                                         ---------    ---------

      Income (loss) from continuing operations
       before income taxes and minority interest .....     (40,571)      22,657

Income tax expense (benefit) .........................        (404)       6,342
                                                         ---------    ---------

      Income (loss) from continuing operations
       before minority interest ......................     (40,167)      16,315

Minority interest ....................................          13           15
                                                         ---------    ---------

      Income (loss) from continuing operations .......     (40,180)      16,300

Discontinued operations ..............................       4,459      287,060
Extraordinary item - early extinguishment of debt,
 net of tax benefit of $1,263 ........................          --       (2,345)
                                                         ---------    ---------

      Net income (loss) ..............................   $ (35,721)   $ 301,015
                                                         =========    =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Three months ended March 31, 1997 and 1998

                    (In thousands, except per share data)




                                                            1997         1998
                                                        ----------    ----------

Basic earnings per common share:
  Continuing operations .............................   $     (.79)   $      .32
  Discontinued operations ...........................          .09          5.60
  Extraordinary item ................................           --          (.05)
                                                        ----------    ----------

    Net income (loss) ...............................   $     (.70)   $     5.87
                                                        ==========    ==========


Diluted earnings per share:
  Continuing operations .............................   $     (.79)   $      .31
  Discontinued operations ...........................          .09          5.54
  Extraordinary item ................................           --          (.05)
                                                        ----------    ----------

    Net income (loss) ...............................   $     (.70)   $     5.80
                                                        ==========    ==========

Shares used in the calculation of earnings per share:
  Basic .............................................       51,140        51,282
  Dilutive impact of stock options ..................           --           570
                                                        ----------    ----------

  Diluted ...........................................       51,140        51,852
                                                        ==========    ==========


         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Three months ended March 31, 1997 and 1998

                                (In thousands)




                                                          1997            1998
                                                        --------        --------

Net income (loss) ...............................       $(35,721)       $301,015
                                                        --------        --------

Other comprehensive income, net of tax:
  Marketable securities adjustment ..............          1,026             492
  Currency translation adjustment ...............            750             400
                                                        --------        --------

    Total other comprehensive income ............          1,776             892
                                                        --------        --------

      Comprehensive income (loss) ...............       $(33,945)       $301,907
                                                        ========        ========



         See accompanying notes to consolidated financial statements.
                                   - 7 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       Three months ended March 31, 1998

                                (In thousands)






                                                                   Accumulated other
                                                              comprehensive income (loss)
                                                 Additional   ---------------------------
                                      Common      paid-in       Currency      Marketable    Accumulated     Treasury
                                       stock      capital      translation    securities      deficit        stock          Total
                                    ---------    ----------    -----------    ----------    -----------     ---------     ---------
Balance at December 31, 1997 ..     $   8,355     $ 759,281     $(133,810)     $   4,297     $(495,421)     $(364,971)    $(222,269)

Net income ....................            --            --            --             --       301,015             --       301,015

Other comprehensive income, net            --            --           400            492            --             --           892

Treasury stock reissued .......            --            --            --             --            --            220           220
                                    ---------     ---------     ---------      ---------     ---------      ---------     ---------

Balance at March 31, 1998 .....     $   8,355     $ 759,281     $(133,410)     $   4,789     $(194,406)     $(364,751)    $  79,858
                                    =========     =========     =========      =========     =========      =========     =========








         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three months ended March 31, 1997 and 1998

                                (In thousands)


                                                           1997          1998
                                                        ---------     ---------

Cash flows from operating activities:
  Net income (loss) ................................    $ (35,721)    $ 301,015
  Depreciation, depletion and amortization .........        8,915         8,463
  Noncash interest expense .........................        5,448         5,909
  Deferred income taxes ............................         (514)         (789)
  Change in accounting for environmental
   remediation costs ...............................       30,000            --
  Discontinued operations:
    Net gain from sale of Rheox ....................           --      (285,735)
    Income from operations of Rheox ................       (4,459)       (1,325)
  Other, net .......................................       (1,663)       (4,518)
                                                        ---------     ---------

                                                            2,006        23,020

  Change in assets and liabilities:
    Accounts and notes receivable ..................      (27,429)      (32,685)
    Inventories ....................................       27,754         3,552
    Prepaid expenses ...............................       (1,418)       (2,307)
    Accounts payable and accrued liabilities .......       (1,953)          873
    Income taxes ...................................        5,781        (3,399)
    Other, net .....................................       (2,382)       24,088
  Rheox, net .......................................        4,953        (1,193)
                                                        ---------     ---------

      Net cash provided by operating activities ....        7,312        11,949
                                                        ---------     ---------

Cash flows from investing activities:
  Capital expenditures .............................       (8,617)       (2,430)
  Investment in joint venture, net .................        2,379          (371)
  Proceeds from sale of Rheox ......................           --       435,080
  Rheox, net .......................................         (247)          (26)
  Other, net .......................................           60            11
                                                        ---------     ---------

      Net cash provided (used) by investing
        activities .................................       (6,425)      432,264
                                                        ---------     ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Three months ended March 31, 1997 and 1998

                                (In thousands)


                                                            1997        1998
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $      --    $  30,491
    Principal payments ...............................    (157,880)     (98,499)
    Deferred financing costs .........................      (2,343)          --
  Rheox, net .........................................     124,212     (117,500)
  Other, net .........................................         231          220
                                                         ---------    ---------

      Net cash used by financing activities ..........     (35,780)    (185,288)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     (34,893)     258,925
    Currency translation .............................      (1,560)        (660)
    Sale of Rheox ....................................          --       (7,630)
  Balance at beginning of period .....................     114,115      106,145
                                                         ---------    ---------

  Balance at end of period ...........................   $  77,662    $ 356,780
                                                         =========    =========


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized ...............   $   7,153    $   4,322
  Income taxes, net ..................................      (4,385)       8,830




         See accompanying notes to consolidated financial statements.
                                   - 10 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations primarily through its wholly-owned subsidiary, Kronos, Inc. In January 1998 the specialty chemicals business of Rheox, Inc., a wholly-owned subsidiary of NL, was sold. At March 31, 1998 Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 58% and 18%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. At March 31, 1998 Contran and its subsidiaries and other entities related to Harold C. Simmons held approximately 93% of Valhi's and 50% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1998 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended March 31, 1997 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the current year presentation, including reporting the Company's specialty chemicals business as a discontinued operation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Annual Report").

Note 2 - Earnings per common share:

      Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business segment information:

      The Company's continuing operations are conducted by Kronos in one business segment - TiO2.


                                                          Three months ended
                                                                March 31,
                                                       ------------------------
                                                         1997            1998
                                                       --------        --------
                                                            (In thousands)

Operating income - Kronos ......................       $  8,689        $ 39,399

General corporate income (expense):
  Securities earnings, net .....................            597           3,848
  Expenses, net ................................        (33,682)         (4,191)
  Interest expense .............................        (16,175)        (16,399)
                                                       --------        --------

                                                       $(40,571)       $ 22,657
                                                       ========        ========

      Corporate expenses, net decreased in the first quarter of 1998 due to the $30 million noncash charge taken in the first quarter of 1997 related to the adoption of a new method of accounting for certain environmental remediation costs.

Note 4 - Inventories:


                                                      December 31,     March 31,
                                                          1997            1998
                                                      ------------     ---------
                                                            (In thousands)

Raw materials ................................         $ 45,844         $ 40,416
Work in process ..............................            8,018            7,375
Finished products ............................          107,427           89,727
Supplies .....................................           31,491           30,457
                                                       --------         --------

                                                       $192,780         $167,975
                                                       ========         ========

Note 5 - Marketable securities:


                                                        December 31,   March 31,
                                                            1997          1998
                                                        ------------   ---------
                                                             (In thousands)
Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains .................................     $  6,939      $  7,635
  Unrealized losses ................................         (328)         (267)
  Cost .............................................       10,659        10,659
                                                         --------      --------

      Aggregate market .............................     $ 17,270      $ 18,027
                                                         ========      ========

Note 6 - Investment in joint ventures:

                                                        December 31,   March 31,
                                                            1997          1998
                                                        ------------   ---------
                                                             (In thousands)

TiO2 manufacturing joint venture ...............        $170,830        $171,202
Other ..........................................           1,891              --
                                                        --------        --------

                                                        $172,721        $171,202
                                                        ========        ========

Note 7 - Other noncurrent assets:

                                                     December 31,      March 31,
                                                         1997             1998
                                                     ------------      ---------
                                                            (In thousands)

Deferred financing costs, net ..............           $ 9,973           $ 7,614
Intangible assets, net .....................             4,228             3,507
Other ......................................             4,391             3,416
                                                       -------           -------

                                                       $18,592           $14,537
                                                       =======           =======

Note 8 - Accounts payable and accrued liabilities:

                                                     December 31,      March 31,
                                                        1997              1998
                                                    -------------      ---------
                                                          (In thousands)

Accounts payable .........................           $ 64,698           $ 47,475
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             40,110             34,469
  Environmental costs ....................              9,000              9,000
  Interest ...............................              6,966             13,822
  Other ..................................             40,956             45,920
                                                     --------           --------
                                                       97,032            103,211
                                                     --------           --------
                                                     $161,730           $150,686
                                                     ========           ========

Note 9 - Other noncurrent liabilities:

                                                       December 31,    March 31,
                                                           1997           1998
                                                       ------------    ---------
                                                            (In thousands)

Environmental costs ..........................         $125,502         $124,773
Insurance claims and expenses ................           11,436           11,376
Employee benefits ............................           10,835           10,512
Deferred income ..............................               --           15,333
Other ........................................            1,130            4,297
                                                       --------         --------

                                                       $148,903         $166,291
                                                       ========         ========

Note 10 - Notes payable and long-term debt:

                                                       December 31,    March 31,
                                                           1997           1998
                                                       ------------    ---------
                                                              (In thousands)

Notes payable - Kronos (DM 25,000 and DM 60,500,
 respectively) .......................................     $ 13,968     $ 33,233
                                                           ========     ========
Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ......................     $250,000     $250,000
    13% Senior Secured Discount Notes ................      169,857      164,229
                                                           --------     --------
                                                            419,857      414,229
                                                           --------     --------
  Kronos:
    DM bank credit facility (DM 288,322 and
     DM 227,322, respectively) .......................      161,085      124,868
    Joint venture term loan ..........................       42,429           --
    Other ............................................        3,282        2,629
                                                           --------     --------
                                                            206,796      127,497
                                                           --------     --------
  Rheox - bank term loan .............................      117,500           --
                                                           --------     --------

                                                            744,153      541,726

Less current maturities ..............................       77,374       22,662
                                                           --------     --------

                                                           $666,779     $519,064
                                                           ========     ========

Note 11 - Income taxes:

      The difference between the provision for income tax expense attributable to income from continuing operations before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                             Three months ended
                                                                  March 31,
                                                           --------------------
                                                              1997       1998
                                                           --------    --------
                                                               (In thousands)

Expected tax expense (benefit) .........................   $(14,200)   $  7,930
Non-U.S. tax rates .....................................       (207)        (52)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...        500       1,230
Change in valuation allowance ..........................     12,942      (2,848)
U.S. state income taxes ................................        171         100
Other, net .............................................        390         (18)
                                                           --------    --------

      Income tax expense (benefit) .....................   $   (404)   $  6,342
                                                           ========    ========

Note 12 - Other income, net:

                                                             Three months ended
                                                                 March 31,
                                                           ---------------------
                                                            1997          1998
                                                           ------         ------
                                                              (In thousands)

Interest and dividends ...........................         $  597         $3,848
Noncompete agreement income ......................             --            667
Currency transaction gains, net ..................            763            583
Other, net .......................................          1,063            883
                                                           ------         ------

                                                           $2,423         $5,981
                                                           ======         ======

Note 13 - Discontinued operations:

      The Company sold the net assets of its Rheox specialty chemicals business for $465 million cash (before fees and expenses) in the first quarter of 1998, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. The Company recognized an after-tax gain of approximately $285 million on the sale of this business segment. A portion of the after-tax proceeds of about $384 million have been used to reduce outstanding indebtedness by approximately $171 million.

      Condensed income statement data related to discontinued operations for the interim periods ended March 31, 1997 and 1998 are as follows. Interest expense has been allocated to discontinued operations based on the amount of debt specifically attributed to Rheox's operations.

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                            1997         1998
                                                          --------      --------
                                                              (In thousands)

Operations:
  Net sales .........................................     $ 35,087      $ 12,630
                                                          --------      --------

  Operating income ..................................       10,013         2,900
  Interest and other expenses .......................        2,863           797
                                                          --------      --------

      Income before income taxes and minority
       interest .....................................        7,150         2,103

  Income tax expense ................................        2,696           778
  Minority interest .................................           (5)           --
                                                          --------      --------

                                                             4,459         1,325

Gain from sale of Rheox, net of tax expense of
 $86,222                                                       --        285,735
                                                          --------      --------

      Net income ....................................     $  4,459      $287,060
                                                          ========      ========

      Condensed  cash  flow  data  for  Rheox  (excluding   dividends  paid  to,
contributions received from and intercompany loans with NL) is presented below:


                                                          Three months ended
                                                                March 31,
                                                        -----------------------
                                                             (In thousands)
                                                           1997           1998
                                                        ---------     ---------

Cash flows from operating activities ...............    $   4,953     $  (1,193)
                                                        ---------     ---------

Cash flows from investing activities - capital
 expenditures and other ............................         (247)          (26)

Cash flows from financing activities -
 indebtedness, net .................................      124,212      (117,500)
                                                        ---------     ---------

                                                        $ 128,918     $(118,719)
                                                        =========     =========

Note 14 - Commitments and contingencies:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings" and (iii) the 1997 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                 Three months ended          %
                                                      March 31,           Change
                                               ----------------------     ------
                                                  1997         1998
                                               --------      --------
                                                    (In millions)

Net sales - Kronos ....................        $  204.4      $  222.6        +9%

Operating income - Kronos .............        $    8.7      $   39.4      +353%

Percent changes in TiO2:
  Sales volume ........................                                      +2%
  Average selling prices
   (in billing currencies).............                                     +17%

      The Company's TiO2 operations are conducted by Kronos. Kronos' operating income in the first quarter of 1998 increased from the first quarter of 1997 on higher average selling prices and improved production and sales volumes. Kronos expects its full-year 1998 operating income will exceed that of 1997, primarily because of higher average TiO2 selling prices for 1998 compared to 1997.

      Average TiO2 selling prices for the first quarter of 1998 were 17% higher than the first quarter of 1997 and 5% higher than the fourth quarter of 1997. The Company expects TiO2 prices will increase during the remainder of 1998.

      Kronos' first quarter sales volume was 2% higher than the first quarter of 1997 as increased sales volume in Europe more than offset lower sales volume in other regions. Kronos anticipates its TiO2 sales volume for full-year 1998 will approximate volumes for calendar year 1997.

      Kronos' cost of sales as a percentage of net sales decreased in the first quarter of 1998 primarily due to higher average selling prices. Kronos' selling, general and administrative expenses decreased in the first quarter of 1998 due to favorable effects of foreign currency translation, partially offset by higher distribution expenses associated with higher first-quarter 1998 sales volume.

      A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the first quarter of 1998 by $15 million compared to the first quarter of 1997.

      The following table sets forth certain information regarding general corporate income (expense).

                                               Three months ended
                                                    March 31,         Difference
                                              ---------------------   ----------
                                                1997          1998
                                              -------       -------
                                                         (In millions)

Securities earnings ..................        $    .6       $   3.8       $   3.2
Corporate expenses, net ..............          (33.7)         (4.2)         29.5
Interest expense .....................          (16.2)        (16.4)          (.2)
                                              -------       -------       -------

                                              $ (49.3)      $ (16.8)      $  32.5
                                              =======       =======       =======

      Securities earnings increased due to higher average balances available for investment. Corporate expenses, net in the first quarter of 1998 was lower than the comparable period in 1997 due to the $30 million noncash charge taken in the first quarter of 1997 related to the Company's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." This charge is included in selling, general and administrative expense in the Company's consolidated statements of income.

      The Company sold the net assets of its Rheox specialty chemicals business in the first quarter of 1998 to Elementis plc for $465 million cash (before fees and expenses), including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. The Company recognized an after-tax gain on disposal, included in discontinued operations, of $285 million on the sale, and will recognize the income associated with the $20 million noncompete agreement proceeds as a component of general corporate income ratably over the five-year term of the agreement. In addition to the gain, discontinued operations include the after-tax income of the operations of the Company's specialty chemical business through the date of the sale. The effective income tax rate related to the gain on disposal is lower than the U.S. federal statutory income tax rate of 35% principally due to the utilization of certain tax attributes for which the benefit had not been previously recognized.

      As discussed below in "Liquidity and Capital Resources," the Company prepaid certain of its indebtedness with a portion of the proceeds of the sale of its specialty chemicals business. The Company recognized a $2.3 million after-tax extraordinary loss associated with the prepayment of such indebtedness, due to the write-off of deferred financing costs of $1.6 million (net of tax benefit of $.9 million) related to the prepaid indebtedness and the payment of market premiums on $11 million accreted value of the Company's 13% Senior Secured Discount Notes purchased in open market transactions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 1997 and 1998 are presented below.

                                                              Three months ended
                                                                    March 31,
                                                              -------------------
                                                                1997       1998
                                                               -------   --------
                                                                 (In millions)
Net cash provided (used) by:
  Operating activities ....................................    $   7.3   $   11.9
  Investing activities ....................................       (6.4)     432.3
  Financing activities ....................................      (35.8)    (185.3)
                                                               -------   --------

      Net cash provided (used) by operating, investing
       and financing activities ...........................    $ (34.9)  $  258.9
                                                               =======   ========


      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the 1998 period improved from the comparable period in 1997 due to higher operating income. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first quarter of 1997 and 1998; however, the cash used in the first quarter of 1997 was significantly less than the first quarter of 1998 due to cash provided from reductions in inventory levels in the 1997 period.

      A portion of the $465 million proceeds from the sale of the Company's specialty chemicals business (net proceeds of $380 million after current income taxes and other expenses) was used to prepay $171 million of outstanding indebtedness, as described below. The Company plans to use the balance of the net proceeds to invest in additional TiO2 capacity or further reduce outstanding indebtedness. The Company currently expects to pay income taxes related to the gain from the sale of Rheox during the remainder of 1998.

      With a portion of the net proceeds, the Company prepaid the remaining $118 million of the Rheox credit facility and the remaining $42 million of Kronos' share of the LPC joint venture term loan in the first quarter of 1998. In addition, the Company made $11 million of open-market purchases of the Company's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $102.27 of their principal amounts in the first quarter of 1998.

      In accordance with the provisions of the DM credit agreement and as a result of higher than expected operating income in 1997 for Kronos International, Inc., the Company prepaid DM 81 million ($44 million when paid) of the term loan in March 1998, of which DM 49 million ($27 million when paid) fully satisfied the September 1998 scheduled term loan payment and the remaining DM 32 million ($17 million when paid) reduced the March 1999 scheduled term loan payment. A portion of the funds for such prepayment of the DM term loan was provided by a DM 35 million ($19 million when borrowed) increase in outstanding borrowings under the Company's short-term non-U.S. credit facilities.

      At March 31, 1998 the Company had cash and cash equivalents aggregating $357 million (10% held by non-U.S. subsidiaries), including restricted cash and cash equivalents of $6 million. The Company's subsidiaries had $74 million available for borrowing at March 31, 1998 under existing non-U.S. credit facilities. On May 6, 1998 the Company announced the resumption of a regular quarterly dividend by declaring a $.03 per share cash dividend to be paid to shareholders of record on June 1, 1998.

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. During 1997 the Company reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and expects to pay DM 9 million ($5 million at March 31, 1998) during the second half of 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, the Company has received certain revised tax assessments aggregating DM 119 million ($65 million at March 31, 1998), including non-income tax related items and interest, for years through 1996. The Company expects to receive tax assessments for an additional DM 20 million ($11 million at March 31, 1998), including non-income tax related items and interest, for the years 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved.

      During 1997 a German tax court proceeding involving a tax issue substantially the same as that involved in the Company's primary remaining tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court; the Company believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of the Company's primary dispute with the German tax authorities, which assessments, including non-income tax related items and interest, aggregate DM 121 million. Although the Company believes that it will ultimately prevail, the Company has granted a DM 94 million ($52 million at March 31, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at March 31, 1998) lien in favor of the German federal tax authorities.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at March 31, 1998) relating to 1994. The Company has appealed this assessment and expects to litigate this issue.

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

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($134 million at March 31, 1998) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $175 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

      The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

      The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and in the 1997 Annual Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1997 Annual Report for descriptions of certain previously-reported legal proceedings.

         Adams v. NL Industries, Inc., et al. (No. A9701785). In March 1998 the plaintiffs dismissed this case without prejudice.

         Batavia, New York Superfund Site. In April 1998 the U.S. EPA indicated that its claim for past costs from the PRPs was approximately $2.4 million.

         De Leon vs. Exide Corp. and NL Industries, Inc. (No. DV98-02669-B). In April 1998 the Company was served with a complaint on behalf of 47 homeowners and their spouses seeking damages for alleged loss of property value, repair costs, mental anguish, environmental monitoring, punitive damages and injunctive relief in connection with property allegedly contaminated by a secondary lead smelter formerly owned by the Company. The time for defendants to file their answer or other response to the complaint has not yet expired. The Company intends to defend the action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1 - Financial Data Schedule for the three-month period ended March 31, 1998.

         (b) Reports on Form 8-K

             Reports on Form 8-K for the quarter ended March 31, 1998 and through the date of this report:

               January  23,  1998 - reported Items 5 and 7.
               January 30, 1998 - reported Items 5 and 7.
               January 30, 1998 - reported Items 2 and 7.
               February  17,  1998 - reported Item 5.
               February  26, 1998 - reported Items 5 and 7.
               February  26,  1998 - reported Item 5.
               April 17,  1998 - reported Items 5 and 7.
               May 6, 1998 - reported Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                                      (Registrant)



Date:  May 12, 1998                       By   /s/ Susan E. Alderton
-------------------                            ---------------------------------
                                               Susan E. Alderton
                                                Vice President and
                                                Chief Financial Officer



Date:  May 12, 1998                       By   /s/ Dennis G. Newkirk
-------------------                            ---------------------------------
                                               Dennis G. Newkirk
                                                Vice President and Controller
                                                (Principal Accounting Officer)