Form 10-Q
period 1998-06-30
NL INDUSTRIES INC
filed 1998-08-07
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
 ACT OF 1934 - For the quarter ended June 30, 1998

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




Number of shares of common stock outstanding on August 6, 1998:  51,370,314

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1997
             and June 30, 1998                                            3-4

            Consolidated Statements of Income - Three
             months and six months ended June 30, 1997 and 1998           5-6

            Consolidated Statements of Comprehensive Income
             - Three months and six months ended June 30, 1997
             and 1998                                                      7

            Consolidated Statement of Shareholders' Equity
             - Six months ended June 30, 1998                              8

            Consolidated Statements of Cash Flows - Six
             months ended June 30, 1997 and 1998                         9-10

            Notes to Consolidated Financial Statements                   11-17

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         18-23


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             23

  Item 4.   Submission of Matters to a Vote of Security Holders           24

  Item 6.   Exhibits and Reports on Form 8-K                              24

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                      December 31,     June 30,
              ASSETS                                      1997           1998
                                                      ------------    ----------

Current assets:
  Cash and cash equivalents, including
   restricted cash of $9,751 and $5,858 ..........     $  106,145     $  355,320
  Accounts and notes receivable ..................        148,676        165,210
  Refundable income taxes ........................          1,941          6,370
  Inventories ....................................        192,780        169,377
  Prepaid expenses ...............................          3,348          5,402
  Deferred income taxes ..........................          1,642          1,561
                                                       ----------     ----------

      Total current assets .......................        454,532        703,240
                                                       ----------     ----------


Other assets:
  Marketable securities ..........................         17,270         18,652
  Investment in joint ventures ...................        172,721        171,202
  Prepaid pension cost ...........................         23,848         23,787
  Other ..........................................         18,592         13,202
                                                       ----------     ----------

      Total other assets .........................        232,431        226,843
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         19,479         18,589
  Buildings ......................................        150,090        137,293
  Machinery and equipment ........................        616,309        556,267
  Mining properties ..............................         88,617         81,528
  Construction in progress .......................          2,577          5,231
                                                       ----------     ----------
                                                          877,072        798,908
  Less accumulated depreciation and depletion ....        465,843        430,110
                                                       ----------     ----------

      Net property and equipment .................        411,229        368,798
                                                       ----------     ----------

                                                       $1,098,192     $1,298,881
                                                       ==========     ==========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                     December 31,     June 30,
    LIABILITIES AND SHAREHOLDERS' EQUITY                 1997           1998
                                                     ------------   -----------

Current liabilities:
  Notes payable ................................    $    13,968     $    33,680
  Current maturities of long-term debt .........         77,374         191,610
  Accounts payable and accrued liabilities .....        161,730         167,097
  Payable to affiliates ........................         11,512          11,128
  Income taxes .................................         10,910          25,662
  Deferred income taxes ........................            891             607
                                                    -----------     -----------

      Total current liabilities ................        276,385         429,784
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        666,779         338,868
  Deferred income taxes ........................        132,797         184,275
  Accrued pension cost .........................         44,389          41,206
  Accrued postretirement benefits cost .........         50,951          44,757
  Other ........................................        148,903         148,631
                                                    -----------     -----------

      Total noncurrent liabilities .............      1,043,819         757,737
                                                    -----------     -----------

Minority interest ..............................            257             589

Shareholders' equity:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        759,281         770,492
  Accumulated deficit ..........................       (495,421)       (172,218)
  Accumulated other comprehensive loss .........       (129,513)       (131,686)
  Treasury stock ...............................       (364,971)       (364,172)
                                                    -----------     -----------

      Total shareholders' equity (deficit) .....       (222,269)        110,771
                                                    -----------     -----------

                                                    $ 1,098,192     $ 1,298,881
                                                    ===========     ===========

Commitments and contingencies (Note 14)



         See accompanying notes to consolidated financial statements.
                                   - 4 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)



                                   Three months ended       Six months ended
                                  --------------------    --------------------
                                        June 30,                June 30,
                                    1997        1998        1997        1998
                                  --------    --------    --------    --------

Revenues and other income:
  Net sales                       $214,354    $241,645    $418,743    $464,274
  Other, net                         6,339       7,288       8,762      13,269
                                  --------    --------    --------    --------

                                   220,693     248,933     427,505     477,543
                                  --------    --------    --------    --------

Costs and expenses:
  Cost of sales                    172,679     167,329     339,854     324,244
  Selling, general and
   administrative                   35,568      33,629      99,601      66,268
  Interest                          16,540      15,452      32,715      31,851
                                  --------    --------    --------    --------

                                   224,787     216,410     472,170     422,363
                                  --------    --------    --------    --------

     Income (loss) from
      continuing operations
      before income taxes and
      minority interest             (4,094)     32,523     (44,665)     55,180

Income tax expense (benefit)          (702)      9,105      (1,106)     15,447
                                  --------    --------    --------    --------

     Income (loss) from
      continuing operations
      before minority
      interest                      (3,392)     23,418     (43,559)     39,733

Minority interest                       36           4          49          19
                                  --------    --------    --------    --------

     Income (loss) from
      continuing operations         (3,428)     23,414     (43,608)     39,714

Discontinued operations              5,683         336      10,142     287,396
Extraordinary item - early
 extinguishment of debt, net
 of tax benefit of $12 and
 $1,275, respectively                 -            (21)       -         (2,366)
                                  --------    --------    --------    --------

      Net income (loss)           $  2,255    $ 23,729    $(33,466)   $324,744
                                  ========    ========    ========    ========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    (In thousands, except per share data)



                                         Three months ended         Six months ended
                                             June 30,                   June 30,
                                    -------------------------   ------------------------
                                         1997         1998         1997         1998
                                     ----------    ----------   ----------    ----------

Basic earnings per share:
  Continuing operations ..........   $     (.07)   $      .46   $     (.85)   $      .77
  Discontinued operations ........          .11          --            .20          5.61
  Extraordinary item .............         --            --           --            (.05)
                                     ----------    ----------   ----------    ----------

    Net income (loss) ............   $      .04    $      .46   $     (.65)   $     6.33
                                     ==========    ==========   ==========    ==========


Diluted earnings per share:
  Continuing operations ..........   $     (.07)   $      .45   $     (.85)   $      .77
  Discontinued operations ........          .11           .01          .20          5.53
  Extraordinary item .............         --            --           --            (.05)
                                     ----------    ----------   ----------    ----------

    Net income (loss) ............   $      .04    $      .46   $     (.65)   $     6.25
                                     ==========    ==========   ==========    ==========

Shares used in the calculation of
 earnings per share:
  Basic ..........................       51,144        51,341       51,142        51,311
  Dilutive impact of stock options         --             689         --             636
                                     ----------    ----------   ----------    ----------

  Diluted ........................       51,144        52,030       51,142        51,947
                                     ==========    ==========   ==========    ==========



         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In thousands)




                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                ----------------------    ----------------------
                                   1997        1998         1997         1998
                                ---------    ---------    ---------    ---------

Net income (loss) ...........   $   2,255    $  23,729    $ (33,466)   $ 324,744
                                ---------    ---------    ---------    ---------

Other comprehensive income
 (loss), net of tax:
  Marketable securities
   adjustment ...............         941          407        1,967          899
  Currency translation
   adjustment ...............      (8,255)      (3,472)      (7,505)      (3,072)
                                ---------    ---------    ---------    ---------

    Total other comprehensive
     income (loss) ..........      (7,314)      (3,065)      (5,538)      (2,173)
                                ---------    ---------    ---------    ---------

  Comprehensive income (loss)   $  (5,059)   $  20,664    $ (39,004)   $ 322,571
                                =========    =========    =========    =========




         See accompanying notes to consolidated financial statements.
                                   - 7 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Six months ended June 30, 1998

                                (In thousands)


                                                                                  Accumulated other
                                                                                    comprehensive
                                                                                    income (loss)
                                                      Additional              -----------------------
                                           Common      paid-in   Accumulated   Currency    Marketable   Treasury
                                            stock      capital     deficit    translation  securities    stock        Total
                                         ---------   ----------- -----------  -----------  ----------  ---------    ---------

Balance at December 31, 1997 .........   $   8,355   $ 759,281   $(495,421)   $(133,810)   $   4,297   $(364,971)   $(222,269)

Net income ...........................        --          --       324,744         --           --          --        324,744

Other comprehensive income (loss), net        --          --          --         (3,072)         899        --         (2,173)

Dividends ............................        --          --        (1,541)        --           --          --         (1,541)

Cash received upon settlement of
 shareholder derivative lawsuit, net
 of $3,198 in legal fees and expenses         --        11,211        --           --           --          --         11,211

Treasury stock reissued ..............        --          --          --           --           --           799          799
                                         ---------   ---------   ---------    ---------    ---------   ---------    ---------

Balance at June 30, 1998 .............   $   8,355   $ 770,492   $(172,218)   $(136,882)   $   5,196   $(364,172)   $ 110,771
                                         =========   =========   =========    =========    =========   =========    =========





         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1997 and 1998

                                (In thousands)



                                                           1997          1998
                                                        ---------     ---------
Cash flows from operating activities:
  Net income (loss) ................................    $ (33,466)    $ 324,744
  Depreciation, depletion and amortization .........       17,496        16,989
  Noncash interest expense .........................       11,210        11,919
  Deferred income taxes ............................         (803)        1,496
  Change in accounting for environmental
   remediation costs ...............................       30,000          --
  Discontinued operations:
    Net gain from sale of Rheox ....................         --        (286,071)
    Income from operations of Rheox ................      (10,142)       (1,325)
  Other, net .......................................       (7,287)       (5,948)
                                                        ---------     ---------

                                                            7,008        61,804

  Change in assets and liabilities:
    Accounts and notes receivable ..................      (34,137)      (39,273)
    Inventories ....................................       30,284         2,019
    Prepaid expenses ...............................       (1,899)       (2,563)
    Accounts payable and accrued liabilities .......       (4,142)        2,807
    Income taxes ...................................        7,230        (7,186)
    Other, net .....................................       (4,867)       20,547
  Rheox, net .......................................       14,843       (20,791)
                                                        ---------     ---------

      Net cash provided by operating activities ....       14,320        17,364
                                                        ---------     ---------

Cash flows from investing activities:
  Proceeds from sale of Rheox ......................         --         435,080
  Capital expenditures .............................      (15,589)       (8,210)
  Collection of note receivable ....................         --           6,875
  Investment in joint venture, net .................        3,507          (371)
  Proceeds from disposition of property
   and equipment ...................................        2,906           179
  Rheox, net .......................................         (733)          (26)
                                                        ---------     ---------

      Net cash provided (used) by investing
       activities ..................................       (9,909)      433,527
                                                        ---------     ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    Six months ended June 30, 1997 and 1998

                                (In thousands)




                                                            1997        1998
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $    --      $  30,491
    Principal payments ...............................    (163,599)    (116,672)
    Deferred financing costs .........................      (2,343)        --
  Settlement of shareholder derivative lawsuit, net ..        --         11,211
  Dividends ..........................................        --         (1,541)
  Rheox, net .........................................     123,678     (117,500)
  Other, net .........................................         240          797
                                                         ---------    ---------

      Net cash used by financing activities ..........     (42,024)    (193,214)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     (37,613)     257,677
    Currency translation .............................      (1,923)        (872)
    Sale of Rheox ....................................        --         (7,630)
  Balance at beginning of period .....................     114,115      106,145
                                                         ---------    ---------

  Balance at end of period ...........................   $  74,579    $ 355,320
                                                         =========    =========


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized ...............   $  27,049    $  20,850
  Income taxes, net ..................................      (2,739)      39,019



         See accompanying notes to consolidated financial statements.
                                   - 10 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly-owned subsidiary, Kronos, Inc. In January 1998 the specialty chemicals business of Rheox, Inc., a wholly-owned subsidiary of NL, was sold. At June 30, 1998 Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 58% and 18%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. At June 30, 1998 Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 53% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1998 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended June 30, 1997 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

      The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this newly-issued accounting rule, and the impact of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities at the time of adoption. At June 30, 1998 the Company is not a party to any derivative contracts.

Note 2 - Earnings per share:

      Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business segment information:

      The Company's continuing operations are conducted by Kronos in one business segment - TiO2.


                                       Three months ended         Six months ended
                                              June 30,                June 30,
                                      ----------------------    ----------------------
                                         1997         1998         1997         1998
                                      ---------    ---------    ---------    ---------
                                                        (In thousands)

Net sales .........................   $ 214,354    $ 241,645    $ 418,743    $ 464,274
Other income, excluding
 corporate ........................       5,519        1,335        7,170        2,683
                                      ---------    ---------    ---------    ---------
                                        219,873      242,980      425,913      466,957

Cost of sales .....................     172,679      167,329      339,854      324,244
Selling, general and
 administrative, excluding
 corporate ........................      30,379       28,926       60,555       56,589
                                      ---------    ---------    ---------    ---------

Operating income ..................      16,815       46,725       25,504       86,124

General corporate income (expense):
  Securities earnings, net ........         528        4,554        1,227        8,402
  Expenses, net ...................      (4,897)      (3,304)     (38,681)      (7,495)
  Interest expense ................     (16,540)     (15,452)     (32,715)     (31,851)
                                      ---------    ---------    ---------    ---------

                                      $  (4,094)   $  32,523    $ (44,665)   $  55,180
                                      =========    =========    =========    =========

      Corporate expenses, net decreased in the first half of 1998 due to the $30 million noncash charge taken in the first quarter of 1997 related to the adoption of a new method of accounting for certain environmental remediation costs.

Note 4 - Inventories:

                                                       December 31,     June 30,
                                                          1997            1998
                                                       ------------     --------
                                                            (In thousands)

Raw materials ................................         $ 45,844         $ 38,919
Work in process ..............................            8,018            7,233
Finished products ............................          107,427           90,433
Supplies .....................................           31,491           32,792
                                                       --------         --------

                                                       $192,780         $169,377
                                                       ========         ========

Note 5 - Marketable securities:

                                                       December 31,     June 30,
                                                           1997          1998
                                                       ------------    ---------
                                                             (In thousands)
Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains .................................     $  6,939      $  8,362
  Unrealized losses ................................         (328)         (369)
  Cost .............................................       10,659        10,659
                                                         --------      --------

      Aggregate market .............................     $ 17,270      $ 18,652
                                                         ========      ========

Note 6 - Investment in joint ventures:

                                                       December 31,     June 30,
                                                           1997          1998
                                                       ------------    ---------
                                                            (In thousands)
TiO2 manufacturing joint venture ...............        $170,830        $171,202
Other ..........................................           1,891            --
                                                        --------        --------

                                                        $172,721        $171,202
                                                        ========        ========

Note 7 - Other noncurrent assets:

                                                       December 31,     June 30,
                                                           1997          1998
                                                       ------------    ---------
                                                              (In thousands)
Deferred financing costs, net                              $ 9,973     $ 6,913
Intangible assets, net                                       4,228       2,960
Other                                                        4,391       3,329
                                                           -------     -------

                                                           $18,592     $13,202
                                                           =======     =======

Note 8 - Accounts payable and accrued liabilities:


                                                     December 31,       June 30,
                                                         1997            1998
                                                     ------------       --------
                                                             (In thousands)

Accounts payable .........................           $ 64,698           $ 52,171
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             40,110             32,380
  Environmental costs ....................              9,000             23,000
  Interest ...............................              6,966              6,733
  Other ..................................             40,956             52,813
                                                     --------           --------

                                                       97,032            114,926
                                                     --------           --------

                                                     $161,730           $167,097
                                                     ========           ========

Note 9 - Other noncurrent liabilities:

                                                        December 31,    June 30,
                                                            1997          1998
                                                        ------------    --------
                                                              (In thousands)

Environmental costs ................................      $125,502      $110,440
Insurance claims and expenses ......................        11,436        11,364
Employee benefits ..................................        10,835         9,563
Deferred income ....................................          --          14,333
Other ..............................................         1,130         2,931
                                                          --------      --------

                                                          $148,903      $148,631
                                                          ========      ========

Note 10 - Notes payable and long-term debt:

                                                       December 31,     June 30,
                                                           1997          1998
                                                       ------------     --------
                                                              (In thousands)

Notes payable - Kronos (DM 25,000 and DM
 60,500, respectively) .............................      $ 13,968      $ 33,680
                                                          ========      ========

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ....................      $250,000      $244,000
    13% Senior Secured Discount Notes ..............       169,857       168,995
                                                          --------      --------

                                                           419,857       412,995
                                                          --------      --------
  Kronos:
    DM bank credit facility (DM 288,322 and
     DM 207,322, respectively) .....................       161,085       115,416
    Joint venture term loan ........................        42,429          --
    Other ..........................................         3,282         2,067
                                                          --------      --------

                                                           206,796       117,483
                                                          --------      --------

  Rheox - bank term loan ...........................       117,500          --
                                                          --------      --------

                                                           744,153       530,478

Less current maturities ............................        77,374       191,610
                                                          --------      --------

                                                          $666,779      $338,868
                                                          ========      ========

      The Company currently intends to redeem the 13% Senior Secured Discount Notes on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Discount Notes indenture. As a result, the Discount Notes have been classified as a current liability at June 30, 1998.

Note 11 - Income taxes:

      The difference between the provision for income tax expense attributable to income from continuing operations before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                             Six months ended
                                                                 June 30,
                                                           --------------------
                                                             1997        1998
                                                           --------    --------
                                                               (In thousands)

Expected tax expense (benefit) .........................   $(15,633)   $ 19,313
Non-U.S. tax rates .....................................       (440)        (70)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...      1,440       1,519
Change in valuation allowance ..........................     12,775      (5,256)
U.S. state income taxes ................................         75         200
Other, net .............................................        677        (259)
                                                           --------    --------

      Income tax expense (benefit) .....................   $ (1,106)   $ 15,447
                                                           ========    ========

Note 12 - Other income, net:

                                     Three months ended       Six months ended
                                          June 30,                 June 30,
                                     -------------------    --------------------
                                       1997       1998        1997        1998
                                     --------   --------    --------    --------
                                                (In thousands)

Corporate interest and dividend
 income ..........................   $    351   $  4,554    $    948    $  8,402
Noncompete agreement income ......       --        1,000        --         1,667
Currency transaction gains, net ..      2,302      1,134       3,065       1,717
Trade interest income ............        646        456       1,288       1,037
Gain (loss) from disposition of
 property and equipment ..........      2,794       (278)      2,763        (302)
Other, net .......................        246        422         698         748
                                     --------   --------    --------    --------

                                     $  6,339   $  7,288    $  8,762    $ 13,269
                                     ========   ========    ========    ========

Note 13 - Discontinued operations:

      The Company sold the net assets of its Rheox specialty chemicals business for $465 million cash (before fees and expenses) in the first quarter of 1998, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. The Company recognized an after-tax gain of approximately $286 million on the sale of this business segment. A portion of the after-tax proceeds of about $380 million have been used to reduce outstanding indebtedness by approximately $177 million.

      Condensed income statement data related to discontinued operations for the interim periods ended June 30, 1997 and 1998 are as follows. Interest expense has been allocated to discontinued operations based on the amount of debt specifically attributed to Rheox's operations.

                                                             Six months ended
                                                                June 30,
                                                          ----------------------
                                                            1997          1998
                                                          --------      --------
                                                              (In thousands)

Operations:
  Net sales .........................................     $ 73,527      $ 12,630
                                                          ========      ========

  Operating income ..................................     $ 22,098      $  2,900
  Interest and other expenses .......................        5,822           797
                                                          --------      --------

      Income before income taxes and minority
       interest .....................................       16,276         2,103

  Income tax expense ................................        6,155           778
  Minority interest .................................          (21)         --
                                                          --------      --------

                                                            10,142         1,325

Gain from sale of Rheox, net of tax expense of
 $86,222                                                      -          286,071
                                                           -------      --------

                                                           $10,142      $287,396
                                                          ========      ========

      Condensed  cash  flow  data  for  Rheox  (excluding   dividends  paid  to,
contributions received from and intercompany loans with NL) is presented below:

                                                             Six months ended
                                                                June 30,
                                                          ----------------------
                                                            1997          1998
                                                          --------      --------
                                                              (In thousands)

Cash flows from:
  Operating activities ...........................     $  14,843      $ (20,791)
  Investing activities - capital expenditures
   and other .....................................          (733)           (26)
  Financing activities - indebtedness, net .......       123,678       (117,500)
                                                       ---------      ---------

                                                       $ 137,788      $(138,317)
                                                       =========      =========

Note 14 - Commitments and contingencies:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i)
Note 15, (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part II, Item 1 -"Legal Proceedings," (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and (v) the 1997 Annual Report.

Note 15 - Subsequent event:

      In July 1998 the Company reached an agreement (the "Tioxide  Purchase") to
(i) acquire the North American TiO2 operations of Imperial Chemical Industries plc's ("ICI") subsidiary, Tioxide Group Limited, and a Tioxide TiO2 plant in England, and (ii) cancel certain rights to chloride-process technology licensed to Tioxide by the Company in connection with the formation of Louisiana Pigment Company ("LPC") in 1993. The aggregate amount to be paid to ICI is approximately $365 million, including a $30 million fee for the cancellation of technology rights and approximately $50 million in working capital. The purchase is subject to regulatory clearances, completion of the purchase by E.I. du Pont de Nemours & Co. of ICI's non-North American TiO2 business (the "DuPont Purchase"), and other conditions customary to transactions of this type.

      The operations to be acquired include Tioxide's 50%-interest in LPC, a manufacturing joint venture of the Company and Tioxide that operates a chloride-process TiO2 plant in Louisiana with capacity of approximately 120,000 metric tons per annum ("mtpa"); Tioxide's 75,000 mtpa sulfate-process TiO2 plant in Grimsby, England; Tioxide's 52,000 mtpa finishing plant in Tracy, Quebec; and Tioxide's North American marketing and distribution business.

      Upon completion of the DuPont Purchase and the Tioxide Purchase, the Company expects to become the world's third largest manufacturer of TiO2, increasing its productive capacity by approximately 135,000 mtpa.

      The Company expects the Tioxide Purchase to close by the end of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

                                 Three months ended      %       Six months ended       %
                                      June 30,         Change       June 30,          Change
                                 -------------------   -------  ------------------    ------
                                   1997       1998                1997       1998
                                 --------   --------            --------   --------
                                     (In millions)                  (In millions)

Net sales ..................     $  214.4   $  241.6   +13%     $  418.8   $  464.3   +11%

Operating income ...........     $   16.8   $   46.7   +178%    $   25.5   $   86.1   +238%

Percent changes in TiO2:
  Sales volume .............                           N/C                            +1%
  Average selling prices
   (in billing currencies) .                           +18%                           +18%

      Kronos' operating income in the second quarter and first half of 1998 increased from the comparable periods in 1997 due to higher average selling prices and improved production volume. Kronos expects its second-half 1998 operating income will continue to outpace 1997 operating income, primarily because of higher average TiO2 selling prices for 1998 compared to 1997.

      Average TiO2 selling prices for the second quarter of 1998 were 18% higher than the second quarter of 1997 and 3% higher than the first quarter of 1998. Selling prices at the end of the second quarter were 1% higher than the average for the quarter.

      Kronos' second quarter sales volume approximated the record second quarter of 1997 with higher sales volume in Europe offsetting lower sales volume in Asia. Sales volume in the first six months of 1998 was 1% higher than the year-earlier period. Kronos anticipates its TiO2 sales volume for full-year 1998 will approximate volumes for calendar year 1997.

      Kronos' cost of sales as a percentage of net sales decreased in the second quarter and first half of 1998 primarily due to higher average selling prices. Kronos' selling, general and administrative expenses decreased in the second quarter and first half of 1998 due to favorable effects of foreign currency translation.

      A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter and first half of 1998 by $7 million and $22 million, respectively, compared to the comparable 1997 periods.

      The following table sets forth certain information regarding general corporate income (expense).


                            Three months ended                Six months ended
                            ------------------               ------------------
                                 June 30,                         June 30,
                              1997       1998   Difference     1997       1998   Difference
                            -------    -------  ----------   -------    -------  ----------
                                                    (In millions)

Securities earnings ...     $    .5    $   4.6    $   4.1    $   1.2    $   8.4    $   7.2
Corporate expenses, net        (4.9)      (3.3)       1.6      (38.7)      (7.5)      31.2
Interest expense ......       (16.5)     (15.5)       1.0      (32.7)     (31.9)        .8
                            -------    -------    -------    -------    -------    -------

                            $ (20.9)   $ (14.2)   $   6.7    $ (70.2)   $ (31.0)   $  39.2
                            =======    =======    =======    =======    =======    =======

      Securities earnings increased due to higher average balances available for investment. Corporate expenses, net in the first half of 1998 was lower than the comparable period in 1997 due to the $30 million noncash charge taken in the first quarter of 1997 related to the Company's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." This charge is included in selling, general and administrative expense in the Company's consolidated statements of income. Upon completion of the Tioxide Purchase, the Company expects to charge to corporate expenses a $30 million fee for the cancellation of certain chloride-process technology rights licensed to Tioxide by the Company in 1993.

      The Company sold the net assets of its Rheox specialty chemicals business in the first quarter of 1998 and, as a result of the sale, Rheox's results are reported as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 1997 and 1998 are presented below.

                                                                Six months ended
                                                                    June 30,
                                                                 1997      1998
                                                               -------   --------
                                                                  (In millions)
Net cash provided (used) by:
  Operating activities ....................................    $  14.3   $   17.4
  Investing activities ....................................       (9.9)     433.5
  Financing activities ....................................      (42.0)    (193.2)
                                                               -------   --------
      Net cash provided (used) by operating, investing
       and financing activities ...........................    $ (37.6)  $  257.7
                                                               =======   ========


      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the 1998 period improved from the comparable period in 1997 due to higher operating income. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first half of 1997 and 1998; however, the cash used in the first half of 1997 was significantly less than the first half of 1998 due to cash provided from reductions in inventory levels in the 1997 period.

      The sale of the Company's specialty chemicals business in the first quarter of 1998 resulted in net proceeds of $380 million after current income taxes and other expenses. The Company used a portion of the net proceeds to repay certain indebtedness, as described below, and plans to use a portion of the net proceeds to redeem the 13% Senior Secured Discount Notes on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Discount Notes indenture.

      With a portion of the net proceeds, the Company (i) prepaid $118 million of the Rheox credit facility, (ii) prepaid $42 million of Kronos' share of the LPC joint venture term loan, (iii) made $15 million of open-market purchases of the Company's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $104.56 per $100 of their principal amounts, including $4 million purchased in July 1998, and (iv) purchased $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a pro rata tender offer to Note holders in June 1998.

      The Company prepaid DM 81 million ($44 million when paid) of its DM term loan in the first quarter of 1998. A portion of the funds for such prepayment of the DM term loan was provided by a first-quarter DM 35 million ($19 million when borrowed) increase in outstanding borrowings under the Company's short-term non-U.S. credit facilities. In the second quarter of 1998, the Company repaid DM 20 million ($11 million when paid) of the DM revolving credit facility.

      In order to complete the Tioxide Purchase, the Company expects to arrange approximately $250 million in bank financing.

      At June 30, 1998 the Company had cash and cash equivalents aggregating $355 million (10% held by non-U.S. subsidiaries), including restricted cash equivalents of $6 million. The Company's subsidiaries had $75 million available for borrowing at June 30, 1998 under existing non-U.S. credit facilities.

      In the second quarter of 1998 the Company paid a regular quarterly dividend of $.03 per share to shareholders aggregating $1.5 million. In July 1998 the Company's Board of Directors declared a regular quarterly dividend of $.03 per share to shareholders of record as of September 16, 1998 to be paid on September 30, 1998. In June 1998, as a result of the settlement of a shareholder derivative lawsuit on behalf of the Company, Valhi transferred $14.4 million in cash to the Company, and the Company agreed to pay plaintiffs' attorneys' fees and expenses of $3.2 million.

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. The Company previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. During 1997 the Company reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and expects to pay DM 9 million ($5 million at June 30, 1998) during the second half of 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, the Company has received certain revised tax assessments aggregating DM 119 million ($66 million at June 30, 1998), including non-income tax related items and interest, for years through 1996. The Company expects to receive tax assessments for an additional DM 20 million ($11 million at June 30, 1998), including non-income tax related items and interest, for the years 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved.

      During 1997 a German tax court proceeding involving a tax issue substantially the same as that involved in the Company's primary remaining tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court; the Company believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of the Company's primary dispute with the German tax authorities, which assessments, including non-income tax related items and interest, aggregate DM 121 million. Although the Company believes that it will ultimately prevail, the Company has granted a DM 94 million ($52 million at June 30, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at June 30, 1998) lien in favor of the German federal tax authorities.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at June 30, 1998) relating to 1994. The Company has appealed this assessment and expects to litigate this issue. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the full amount of the tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

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

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($133 million at June 30, 1998) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $165 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1997 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 for descriptions of certain previously-reported legal proceedings.

         Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In June 1998 defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims.

         Parker v. NL Industries, et al. (No. 97085060 CC915). In July 1998 the Court granted the Company's motion for summary judgment on all remaining claims. Plaintiffs have appealed.

         Granite City Site. The Company has been informed that the U.S. EPA has reached an agreement in principle with the other PRPs settling their liabilities with respect to the site for approximately 50% of the site costs. The Company is negotiating with the U.S. EPA to settle its liability.

         Pedricktown Site. In June 1998 the Company entered into a consent decree with the U.S. EPA and other PRPs to perform the remedial action phase at operable unit one. In addition, the Company reached an agreement in principle with certain PRPs with respect to the Company's liability at the site to settle this matter within previously-accrued amounts.

         State of Illinois v. NL Industries, et al. (No. 88-CH-11618). In June 1998 the Illinois appellate court affirmed the ruling of the trial court dismissing the case. The State has petitioned the Supreme Court of Illinois to review the case.

         United States v. Peter Gull and NL Industries, Inc. (No. 91-4098). In June 1998 the Company concluded the previously-reported agreement settling this matter within previously-accrued amounts.

         Seinfeld v. Simmons, et al. (No. C-336-96). In May 1998 the previously-reported settlement was approved by the Court. In June 1998, pursuant to the settlement, Valhi transferred $14.4 million to the Company and the Company has agreed to reimburse plaintiffs' attorneys $3.2 million for fees and expenses.

         DeLeon v. Exide Corp. and NL Industries, Inc. (No. DV98-02669-B). In May 1998 the Company answered the complaint, denying liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 8, 1998. All the nominees for director were elected with the voting results for each as follows:


           Director                                 Shares For   Shares Withheld
----------------------------                        ----------   ---------------

Joseph S. Compofelice                               49,246,697         368,524
J. Landis Martin                                    49,242,703         372,518
Kenneth R. Peak                                     49,248,164         367,057
Glenn R. Simmons                                    49,238,257         367,964
Harold C. Simmons                                   49,238,740         376,481
Lawrence A. Wigdor                                  49,249,362         365,859
Admiral Elmo R. Zumwalt, Jr.                        49,236,213         379,008

         The Company's shareholders also approved the Company's proposed 1998 Long-Term Incentive Plan with the voting results as follows:


             Shares For               Shares Against            Shares Abstained
             ----------               --------------            ----------------

             44,032,247                  2,812,268                  191,584

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1 - Financial Data Schedule for the six-month period ended June 30, 1998.

         (b) Reports on Form 8-K

             Reports on Form 8-K for the quarter ended June 30, 1998 and through the date of this report:

               May 20,  1998 - reported  Items 5 and 7.
               June 18, 1998 - reported  Items 5 and 7.
               July 2, 1998 -  reported  Items 5 and 7.
               July 17, 1998 - reported  Items 5 and 7.
               July 24, 1998 - reported  Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                                      (Registrant)



Date:  August 6, 1998                     By   /s/ Susan E. Alderton
---------------------                          ---------------------
                                               Susan E. Alderton
                                                Vice President and
                                                Chief Financial Officer



Date:  August 6, 1998                     By   /s/ Dennis G. Newkirk
---------------------                          ---------------------
                                               Dennis G. Newkirk
                                                Vice President and Controller
                                                (Principal Accounting Officer)