Form 10-Q
period 1998-09-30
NL INDUSTRIES INC
filed 1998-11-12
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
 ACT OF 1934 - For the quarter ended September 30, 1998

                                      OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                         Commission file number 1-640


                              NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          New Jersey                                             13-5267260
-------------------------------                             -------------------

(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas                77060-2544
--------------------------------------------------          -------------------

     (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:           (281)  423-3300
                                                            -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing
requirements for the past 90 days.     Yes X                No


Number of shares of common stock outstanding on November 9, 1998:  52,127,813

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1997
             and September 30, 1998                                       3-4

            Consolidated Statements of Income - Three months
             and nine months ended September 30, 1997 and 1998            5-6

            Consolidated Statements of Comprehensive Income
             - Three months and nine months ended September 30,
             1997 and 1998                                                 7

            Consolidated Statement of Shareholders' Equity
             - Nine months ended September 30, 1998                        8

            Consolidated Statements of Cash Flows - Nine
             months ended September 30, 1997 and 1998                    9-10

            Notes to Consolidated Financial Statements                   11-17

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         18-25


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             25

  Item 6.   Exhibits and Reports on Form 8-K                             25-26

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                     December 31,  September 30,
              ASSETS                                      1997          1998
                                                     ------------  -------------
Current assets:
  Cash and cash equivalents, including
   restricted cash of $9,751 and $12,660 .........     $  106,145     $  320,823
  Accounts and notes receivable ..................        148,676        157,829
  Refundable income taxes ........................          1,941         10,377
  Inventories ....................................        192,780        191,568
  Prepaid expenses ...............................          3,348          6,635
  Deferred income taxes ..........................          1,642          1,923
                                                       ----------     ----------

      Total current assets .......................        454,532        689,155
                                                       ----------     ----------


Other assets:
  Marketable securities ..........................         17,270         20,057
  Investment in joint ventures ...................        172,721        171,202
  Prepaid pension cost ...........................         23,848         24,258
  Other ..........................................         18,592         12,554
                                                       ----------     ----------

      Total other assets .........................        232,431        228,071
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         19,479         19,509
  Buildings ......................................        150,090        142,484
  Machinery and equipment ........................        616,309        581,255
  Mining properties ..............................         88,617         82,636
  Construction in progress .......................          2,577          8,420
                                                       ----------     ----------
                                                          877,072        834,304
  Less accumulated depreciation and depletion ....        465,843        454,275
                                                       ----------     ----------

      Net property and equipment .................        411,229        380,029
                                                       ----------     ----------

                                                       $1,098,192     $1,297,255
                                                       ==========     ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                  December 31,    September 30,
    LIABILITIES AND SHAREHOLDERS' EQUITY              1997            1998
                                                  ------------    -------------

Current liabilities:
  Notes payable ................................    $    13,968     $    35,864
  Current maturities of long-term debt .........         77,374         184,460
  Accounts payable and accrued liabilities .....        161,730         206,260
  Payable to affiliates ........................         11,512          10,726
  Income taxes .................................         10,910          14,108
  Deferred income taxes ........................            891             931
                                                    -----------     -----------

      Total current liabilities ................        276,385         452,349
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        666,779         304,060
  Deferred income taxes ........................        132,797         190,310
  Accrued pension cost .........................         44,389          41,738
  Accrued postretirement benefits cost .........         50,951          43,492
  Other ........................................        148,903         118,312
                                                    -----------     -----------

      Total noncurrent liabilities .............      1,043,819         697,912
                                                    -----------     -----------

Minority interest ..............................            257             624
                                                    -----------     -----------

Shareholders' equity:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        759,281         773,864
  Accumulated deficit ..........................       (495,421)       (144,800)
  Accumulated other comprehensive loss .........       (129,513)       (126,170)
  Treasury stock ...............................       (364,971)       (364,879)
                                                    -----------     -----------

      Total shareholders' equity (deficit) .....       (222,269)        146,370
                                                    -----------     -----------

                                                    $ 1,098,192     $ 1,297,255
                                                    ===========     ===========

Commitments and contingencies (Note 14)

         See accompanying notes to consolidated financial statements.
                                   - 4 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)



                                  Three months ended        Nine months ended
                                     September 30,            September 30,
                                ----------------------    ----------------------
                                   1997         1998         1997         1998
                                ---------    ---------    ---------    ---------

Revenues and other income:
  Net sales .................   $ 210,344    $ 221,520    $ 629,087    $ 685,794
  Other, net ................       2,956        7,500       11,718       20,769
                                ---------    ---------    ---------    ---------

                                  213,300      229,020      640,805      706,563
                                ---------    ---------    ---------    ---------

Costs and expenses:
  Cost of sales .............     162,499      151,782      502,353      476,026
  Selling, general and
   administrative ...........      30,994       32,069      130,595       98,337
  Interest ..................      16,445       15,066       49,160       46,917
                                ---------    ---------    ---------    ---------

                                  209,938      198,917      682,108      621,280
                                ---------    ---------    ---------    ---------

     Income (loss) from
      continuing operations
      before income taxes and
      minority interest .....       3,362       30,103      (41,303)      85,283

Income tax expense (benefit)         (608)      (1,273)      (1,714)      14,174
                                ---------    ---------    ---------    ---------

     Income (loss) from
      continuing operations
      before minority
      interest ..............       3,970       31,376      (39,589)      71,109

Minority interest ...........          23           17           72           36
                                ---------    ---------    ---------    ---------

     Income (loss) from
      continuing operations .       3,947       31,359      (39,661)      71,073

Discontinued operations             5,814         --         15,956      287,396
Extraordinary item - early
 extinguishment of debt, net
 of tax benefit of $1,293 and
 $2,568, respectively .......        --         (2,400)        -          (4,766)
                                ---------    ---------    ---------    ---------

      Net income (loss) .....   $   9,761    $  28,959    $ (23,705)   $ 353,703
                                =========    =========    =========    =========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    (In thousands, except per share data)




                                       Three months ended           Nine months ended
                                          September 30,               September 30,
                                     -----------------------    ------------------------
                                        1997         1998          1997           1998
                                     ----------   ----------    ----------    ----------

Basic earnings per share:
  Continuing operations ..........   $      .08   $      .61    $     (.78)   $     1.38
  Discontinued operations ........          .11         --             .32          5.60
  Extraordinary item .............         --           (.05)         --            (.09)
                                     ----------   ----------    ----------    ----------

    Net income (loss) ............   $      .19   $      .56    $     (.46)   $     6.89
                                     ==========   ==========    ==========    ==========


Diluted earnings per share:
  Continuing operations ..........   $      .08   $      .60    $     (.78)   $     1.37
  Discontinued operations ........          .11         --             .32          5.52
  Extraordinary item .............         --           (.05)         --           (0.09)
                                     ----------   ----------    ----------    ----------

    Net income (loss) ............   $      .19   $      .55    $     (.46)   $     6.80
                                     ==========   ==========    ==========    ==========

Shares used in the calculation
 of earnings per share:
  Basic ..........................       51,146       51,444        51,143        51,356
  Dilutive impact of stock options          439          750          --             668
                                     ----------   ----------    ----------    ----------

  Diluted ........................       51,585       52,194        51,143        52,024
                                     ==========   ==========    ==========    ==========


         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In thousands)



                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                      -------------------   --------------------
                                        1997       1998       1997        1998
                                      --------   --------   --------    --------

Net income (loss) .................   $  9,761   $ 28,959   $(23,705)   $353,703
                                      --------   --------   --------    --------

Other comprehensive income
 (loss), net of tax:
  Marketable securities
   adjustment .....................      2,862        913      4,829       1,812
  Currency translation
   adjustment .....................        935      4,603     (6,570)      1,531
                                      --------   --------   --------    --------
    Total other comprehensive
     income (loss) ................      3,797      5,516     (1,741)      3,343
                                      --------   --------   --------    --------

  Comprehensive income (loss) .....   $ 13,558   $ 34,475   $(25,446)   $357,046
                                      ========   ========   ========    ========




         See accompanying notes to consolidated financial statements.
                                   - 7 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Nine months ended September 30, 1998

                                (In thousands)

                                                                                   Accumulated other
                                                                               comprehensive income (loss)
                                                      Additional               ---------------------------
                                          Common        paid-in   Accumulated     Currency     Marketable    Treasury
                                           stock        capital      deficit     translation   securities     stock          Total
                                         ---------    ----------  -----------  -------------  ------------  ----------    ---------

Balance at December 31, 1997 .........   $   8,355    $ 759,281    $(495,421)    $(133,810)    $   4,297    $(364,971)    $(222,269)

Net income ...........................        --           --        353,703          --            --           --         353,703

Other comprehensive income (loss), net        --           --           --           1,531         1,812         --           3,343

Dividends ............................        --           --         (3,082)         --            --           --          (3,082)

Cash received upon settlement of
 shareholder derivative lawsuit, net
 of $3,198 in legal fees and expenses         --         11,211         --            --            --           --          11,211

Tax benefit of stock options exercised        --          3,372         --            --            --           --           3,372

Treasury stock reissued ..............        --           --           --            --            --             92            92
                                         ---------    ---------    ---------     ---------     ---------    ---------     ---------

Balance at September 30, 1998 ........   $   8,355    $ 773,864    $(144,800)    $(132,279)    $   6,109    $(364,879)    $ 146,370
                                         =========    =========    =========     =========     =========    =========     =========






         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1997 and 1998

                                (In thousands)



                                                           1997         1998
                                                        ---------     ---------

Cash flows from operating activities:
  Net income (loss) ................................    $ (23,705)    $ 353,703
  Depreciation, depletion and amortization .........       25,711        25,531
  Noncash interest expense .........................       17,040        17,291
  Deferred income taxes ............................       (1,910)        1,958
  Change in accounting for environmental
   remediation costs ...............................       30,000          --
  Discontinued operations:
    Net gain from sale of Rheox ....................         --        (286,071)
    Income from operations of Rheox ................      (15,956)       (1,325)
  Other, net .......................................       (9,848)       (9,453)
                                                        ---------     ---------

                                                           21,332       101,634

  Change in assets and liabilities:
    Accounts and notes receivable ..................      (29,417)      (26,697)
    Inventories ....................................       45,742       (13,670)
    Prepaid expenses ...............................       (2,967)       (3,501)
    Accounts payable and accrued liabilities .......       14,162        12,994
    Income taxes ...................................        7,293       (14,572)
    Other, net .....................................       (5,598)       11,808
  Rheox, net .......................................       20,266       (25,864)
                                                        ---------     ---------

      Net cash provided by operating activities ....       70,813        42,132
                                                        ---------     ---------

Cash flows from investing activities:
  Proceeds from sale of Rheox ......................         --         435,080
  Capital expenditures .............................      (22,154)      (12,731)
  Collection of note receivable ....................         --           6,875
  Investment in joint venture, net .................        5,836          (371)
  Proceeds from disposition of property
   and equipment ...................................        2,912           486
  Rheox, net .......................................       (1,185)          (26)
                                                        ---------     ---------
      Net cash provided (used) by investing
       activities ..................................      (14,591)      429,313
                                                        ---------     ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Nine months ended September 30, 1997 and 1998

                                (In thousands)




                                                           1997         1998
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $    --      $  30,491
    Principal payments ...............................    (173,739)    (170,853)
    Deferred financing costs .........................      (2,343)        --
  Settlement of shareholder derivative lawsuit, net ..        --         11,211
  Dividends ..........................................        --         (3,082)
  Rheox, net .........................................     108,775     (117,500)
  Other, net .........................................         252           90
                                                         ---------    ---------

      Net cash used by financing activities ..........     (67,055)    (249,643)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     (10,833)     221,802
    Currency translation .............................      (1,068)         506
    Sale of Rheox ....................................        --         (7,630)
  Balance at beginning of period .....................     114,115      106,145
                                                         ---------    ---------

  Balance at end of period ...........................   $ 102,214    $ 320,823
                                                         =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ...............   $  35,262    $  21,972
  Income taxes, net ..................................       1,317       47,839




         See accompanying notes to consolidated financial statements.
                                   - 10 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly-owned subsidiary, Kronos, Inc. In January 1998 the specialty chemicals business of Rheox, Inc., a wholly-owned subsidiary of NL, was sold. At September 30, 1998 Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 58% and 19%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. At September 30, 1998 Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold
C. Simmons held approximately 53% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1998 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended September 30, 1997 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

      The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this newly-issued accounting rule, and the impact of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities. At September 30, 1998 the Company is not a party to any derivative contracts or engaged in any hedging activities covered by SFAS No. 133.

NOTE 2 - EARNINGS PER SHARE:

      Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average common shares outstanding and the dilutive impact of outstanding stock options.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

      The Company's continuing operations are conducted by Kronos in one business segment - TiO2.


                                        Three months ended         Nine months ended
                                           September 30,             September 30,
                                      ----------------------    ----------------------
                                        1997         1998         1997         1998
                                      ---------    ---------    ---------    ---------
                                                         (In thousands)

Net sales .........................   $ 210,344    $ 221,520    $ 629,087    $ 685,794
Other income, excluding
 corporate ........................       2,306        2,036        9,476        4,719
                                      ---------    ---------    ---------    ---------
                                        212,650      223,556      638,563      690,513

Cost of sales .....................     162,499      151,782      502,353      476,026
Selling, general and
 administrative, excluding
 corporate ........................      25,243       26,750       85,798       83,339
                                      ---------    ---------    ---------    ---------

Operating income ..................      24,908       45,024       50,412      131,148

General corporate income (expense):
  Securities earnings, net ........         590        4,345        1,817       12,747
  Expenses, net ...................      (5,691)      (4,200)     (44,372)     (11,695)
  Interest expense ................     (16,445)     (15,066)     (49,160)     (46,917)
                                      ---------    ---------    ---------    ---------

                                      $   3,362    $  30,103    $ (41,303)   $  85,283
                                      =========    =========    =========    =========

      Corporate expenses, net decreased in the first nine months of 1998 due to the $30 million noncash charge taken in the first quarter of 1997 related to the adoption of a new method of accounting for certain environmental remediation costs.

NOTE 4 - INVENTORIES:


                                                     December 31,  September 30,
                                                         1997          1998
                                                     ------------  -------------
                                                             (In thousands)

Raw materials ................................         $ 45,844         $ 37,984
Work in process ..............................            8,018           11,472
Finished products ............................          107,427          107,468
Supplies .....................................           31,491           34,644
                                                       --------         --------

                                                       $192,780         $191,568
                                                       ========         ========

NOTE 5 - MARKETABLE SECURITIES:

                                                      December 31, September 30,
                                                          1997         1998
                                                      -----------  -------------
                                                           (In thousands)
Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains .................................     $  6,939      $ 11,254
  Unrealized losses ................................         (328)       (1,856)
  Cost .............................................       10,659        10,659
                                                         --------      --------

      Aggregate market .............................     $ 17,270      $ 20,057
                                                         ========      ========

NOTE 6 - INVESTMENT IN JOINT VENTURES:

                                                      December 31, September 30,
                                                          1997         1998
                                                      -----------  -------------
                                                           (In thousands)
TiO2 manufacturing joint venture ...............        $170,830        $171,202
Other ..........................................           1,891            --
                                                        --------        --------

                                                        $172,721        $171,202
                                                        ========        ========

NOTE 7 - OTHER NONCURRENT ASSETS:

                                                      December 31, September 30,
                                                          1997         1998
                                                      -----------  -------------
                                                           (In thousands)
Deferred financing costs, net ..................         $ 9,973         $ 6,427
Intangible assets, net .........................           4,228           2,613
Other ..........................................           4,391           3,514
                                                         -------         -------

                                                         $18,592         $12,554
                                                         =======         =======

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                      December 31, September 30,
                                                          1997         1998
                                                      -----------  -------------
                                                           (In thousands)
Accounts payable .........................           $ 64,698           $ 50,831
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             40,110             35,169
  Environmental costs ....................              9,000             48,146
  Interest ...............................              6,966             15,371
  Other ..................................             40,956             56,743
                                                     --------           --------

                                                       97,032            155,429
                                                     --------           --------
                                                     $161,730           $206,260
                                                     ========           ========

                                   - 13 -

NOTE 9 - OTHER NONCURRENT LIABILITIES:

                                                      December 31, September 30,
                                                          1997         1998
                                                      -----------  -------------
                                                           (In thousands)

Environmental costs ..........................         $125,502         $ 79,355
Insurance claims and expenses ................           11,436           12,200
Employee benefits ............................           10,835           10,626
Deferred income ..............................             --             13,333
Other ........................................            1,130            2,798
                                                       --------         --------

                                                       $148,903         $118,312
                                                       ========         ========

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                      December 31, September 30,
                                                          1997         1998
                                                      -----------  -------------
                                                           (In thousands)

Notes payable - Kronos (DM 25,000 and
 DM 60,500, respectively) ..........................      $ 13,968      $ 35,864
                                                          ========      ========

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ....................      $250,000      $244,000
    13% Senior Secured Discount Notes ..............       169,857       118,583
                                                          --------      --------

                                                           419,857       362,583
                                                          --------      --------
  Kronos:
    DM bank credit facility (DM 288,322 and
     DM 207,322, respectively) .....................       161,085       124,419
    Joint venture term loan ........................        42,429          --
    Other ..........................................         3,282         1,518
                                                          --------      --------

                                                           206,796       125,937
                                                          --------      --------

  Rheox - bank term loan ...........................       117,500          --
                                                          --------      --------

                                                           744,153       488,520

Less current maturities ............................        77,374       184,460
                                                          --------      --------

                                                          $666,779      $304,060
                                                          ========      ========

      The Company redeemed the 13% Senior Secured Discount Notes on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Senior Secured Discount Notes indenture. As a result, the accreted value of the Senior Secured Discount Notes has been classified as a current liability at September 30, 1998.

NOTE 11 - INCOME TAXES:

      The difference between the provision for income tax expense attributable to income from continuing operations before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                            Nine months ended
                                                              September 30,
                                                           --------------------
                                                              1997       1998
                                                           --------    --------
                                                              (In thousands)

Expected tax expense (benefit) .........................   $(14,456)   $ 29,849
Non-U.S. tax rates .....................................       (462)        281
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...      2,171       2,142
Refund of prior-year dividend withholding tax ..........       --        (8,219)
Change in valuation allowance ..........................     10,459      (9,798)
U.S. state income taxes ................................       --           200
Other, net .............................................        574        (281)
                                                           --------    --------

      Income tax expense (benefit) .....................   $ (1,714)   $ 14,174
                                                           ========    ========

NOTE 12 - OTHER INCOME, NET:

                                     Three months ended      Nine months ended
                                         September 30,          September 30,
                                     --------------------   --------------------
                                       1997        1998        1997       1998
                                     --------    --------   --------    --------
                                                    (In thousands)

Corporate interest and dividend
 income ..........................   $    869    $  4,345   $  1,817    $ 12,747
Currency transaction gains, net ..        155         986      3,220       2,703
Noncompete agreement income ......       --         1,000       --         2,667
Trade interest income ............        759         525      2,047       1,562
Gain (loss) from disposition of ..        172
 property and equipment ..........       (311)      2,452       (130)
Other, net .......................      1,484         472      2,182       1,220
                                     --------    --------   --------    --------

                                     $  2,956    $  7,500   $ 11,718    $ 20,769
                                     ========    ========   ========    ========

NOTE 13 - DISCONTINUED OPERATIONS:

      The Company sold the net assets of its Rheox specialty chemicals business for $465 million cash (before fees and expenses) in the first quarter of 1998, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. The Company recognized an after-tax gain of approximately $286 million on the sale of this business segment. A portion of the $380 million after-tax proceeds was used to reduce outstanding indebtedness by approximately $231 million.

      Condensed income statement data related to discontinued operations for the interim periods ended September 30, 1997 and 1998 are as follows. Interest expense has been allocated to discontinued operations based on the amount of debt specifically attributed to Rheox's operations.

                                                            Nine months ended
                                                             September 30,
                                                         -----------------------
                                                            1997          1998
                                                         ---------     ---------
                                                            (In thousands)

Operations:
  Net sales .........................................    $ 111,336     $  12,630
                                                         =========     =========

  Operating income ..................................    $  34,315     $   2,900
  Interest and other expenses .......................        8,933           797
                                                         ---------     ---------

      Income before income taxes and minority
       interest .....................................       25,382         2,103

  Income tax expense ................................        9,463           778
  Minority interest .................................          (37)         --
                                                         ---------     ---------

                                                            15,956         1,325

Gain from sale of Rheox, net of tax expense of
 $86,222                                                      --         286,071
                                                         ---------     ---------

                                                         $  15,956     $ 287,396
                                                         =========     =========

      Condensed  cash  flow  data  for  Rheox  (excluding   dividends  paid  to,
contributions received from and intercompany loans with NL) is presented below:

                                                           Nine months ended
                                                            September 30,
                                                       ------------------------
                                                           1997          1998
                                                       ----------     ---------
                                                            (In thousands)

Cash flows from:
  Operating activities ...........................     $  20,266      $ (26,493)
  Investing activities - capital expenditures ....           (26)
   and other .....................................        (1,185)
  Financing activities - indebtedness, net .......       108,775       (117,500)
                                                       ---------      ---------

                                                       $ 127,856      $(144,019)
                                                       =========      =========

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings," (iii) the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, and (iv) the 1997 Annual Report.

      In July 1998 the Company reached an agreement (the "Tioxide  Purchase") to
(i) acquire the North American TiO2 operations of Imperial Chemical Industries plc's ("ICI") subsidiary, Tioxide Group Limited, and a Tioxide TiO2 plant in England, and (ii) cancel certain rights to chloride-process technology licensed to Tioxide by the Company in connection with the formation of Louisiana Pigment Company ("LPC") in 1993. The aggregate amount to be paid to ICI is approximately $365 million, including a $30 million fee for the cancellation of technology rights and approximately $50 million in working capital. The purchase is subject to regulatory clearances, completion of the purchase by E.I. du Pont de Nemours & Co. of ICI's remaining non-North American TiO2 business (the "DuPont Purchase"), and other conditions customary to transactions of this type.

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

      Assuming regulatory clearances are received in 1998, the Company expects the Tioxide Purchase to close in the first quarter of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

                               Three months ended    %         Nine months ended       %
                                  September 30,    Change        September 30,      Change
                               ------------------  ------     -------------------   ------
                                1997       1998                1997         1998
                               ------     ------              ------       ------
                                 (In millions)                  (In millions)

Net sales ................     $210.3     $221.5    +5%       $629.1       $685.8     +9%

Operating income .........     $ 24.9     $ 45.0   +81%       $ 50.4       $131.1   +160%

Percent changes in TiO2:
  Sales volume ...........                          -9%                               -2%
  Average selling prices
   (in billing currencies)                         +17%                              +17%

      Kronos' operating income in the third quarter and first nine months of 1998 increased from the comparable periods in 1997 due to higher average selling prices, partially offset by lower sales volume and the absence of $9.7 million of income from refunds of German franchise taxes received in the third quarter of 1997. Kronos expects its fourth-quarter 1998 operating income will exceed its fourth-quarter 1997 operating income primarily because of higher average fourth-quarter 1998 TiO2 selling prices, partially offset by moderately lower fourth-quarter 1998 sales volume.

      Average TiO2 selling prices for the third quarter of 1998 were 17% higher than the third quarter of 1997 and 2% higher than the second quarter of 1998.

      Kronos' third-quarter sales volume decreased 9% from the record sales volume in the year-earlier period as demand moderated. Sales volume in the first nine months of 1998 was 2% lower than the year-earlier period primarily reflecting lower sales volume in Asia, partially offset by higher sales volume in Europe. As a result of lower second-half 1998 demand for TiO2, Kronos anticipates its TiO2 sales volume for full-year 1998 will be slightly below that of calendar year 1997.

      Kronos' cost of sales as a percentage of net sales decreased in the third quarter and first nine months of 1998 primarily due to higher average selling prices. Kronos' selling, general and administrative expenses decreased in the third quarter and first nine months of 1998 due to lower distribution costs associated with lower sales volume and favorable effects of foreign currency translation, partially offset by the impact of the German franchise tax refunds received in the third quarter of 1997.

      A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the third quarter and first nine months of 1998 by $3 million and $26 million, respectively, compared to the comparable 1997 periods.

      The following table sets forth certain information regarding general corporate income (expense).

                       Three months ended             Nine months ended
                          September 30,   Difference    September 30,   Difference
                       ------------------ ---------- ------------------ ----------
                          1997     1998                 1997     1998
                         ------   ------               ------   ------
                                               (In millions)

Securities earnings ...  $   .6   $  4.3    $ 3.7      $  1.8   $ 12.7    $10.9
Corporate expenses, net    (5.7)    (4.1)     1.6       (44.3)   (11.6)    32.7
Interest expense ......   (16.4)   (15.1)     1.3       (49.2)   (46.9)     2.3
                         ------   ------    -----      ------   ------    -----

                         $(21.5)  $(14.9)   $ 6.6      $(91.7)  $(45.8)   $45.9
                         ======   ======    =====      ======   ======    =====

      Securities earnings increased due to higher average balances available for investment. Corporate expenses, net in the first nine months of 1998 was lower than the comparable period in 1997 due to the $30 million noncash charge taken in the first quarter of 1997 related to the Company's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." This charge is included in selling, general and administrative expense in the Company's consolidated statements of income.

      The Company expects general corporate interest income and interest expense to be lower in the fourth quarter of 1998 compared to the third quarter of 1998 due to the redemption of the remaining 13% Senior Secured Discount Notes on October 15, 1998.

      Income taxes in the third quarter of 1998 include a tax benefit of $8.2 million resulting from a refund of prior-year German dividend withholding taxes.

      The Company sold the net assets of its Rheox specialty chemicals business in the first quarter of 1998 and, as a result of the sale, Rheox's results are reported as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 1997 and 1998 are presented below.

                                                              Nine months ended
                                                                September 30,
                                                              -----------------
                                                               1997       1998
                                                               ------    ------
                                                                (In millions)
Net cash provided (used) by:
  Operating activities ....................................    $ 70.8    $ 42.1
  Investing activities ....................................     (14.6)    429.3
  Financing activities ....................................     (67.0)   (249.6)
                                                               ------    ------

      Net cash provided (used) by operating, investing
       and financing activities ...........................    $(10.8)   $221.8
                                                               ======    ======

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the 1998 period improved significantly from the comparable period in 1997 due to higher operating income. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in the first nine months of 1998 but provided cash in the first nine months of 1997 primarily due to reductions in inventory levels in the 1997 period and higher payments of income taxes in the 1998 period as a result of the gain on sale of Rheox.

      The sale of the Company's specialty chemicals business in the first quarter of 1998 resulted in net proceeds of $380 million after current income taxes and other expenses. In the first nine months of 1998, the Company used a portion of the net proceeds to repay certain indebtedness, as described below, and on October 15, 1998, used a portion of the net proceeds to redeem the remaining $119 million of 13% Senior Secured Discount Notes at the redemption price of 106% of the principal amount, in accordance with the terms of the Discount Notes indenture.

      During the first nine months of 1998, the Company used a portion of the net proceeds to (i) prepay $118 million of the Rheox credit facility, (ii) prepay $42 million of Kronos' share of the LPC joint venture term loan, (iii) make $65 million of open-market purchases of the Company's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts, and (iv) purchase $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required under the terms of the indenture.

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

      In order to complete the Tioxide Purchase, the Company expects to borrow approximately $250 million in bank financing.

      At September 30, 1998 the Company had cash and cash equivalents aggregating $321 million (14% held by non-U.S. subsidiaries), including restricted cash equivalents of $13 million. The Company's subsidiaries had $91 million available for borrowing at September 30, 1998 under existing non-U.S. credit facilities.

      In the third quarter of 1998, the Company paid a regular quarterly dividend of $.03 per share to shareholders aggregating $1.5 million. Dividends paid during the first nine months of 1998 totaled $3.1 million. In October 1998 the Company's Board of Directors declared a regular quarterly dividend of $.03 per share to shareholders of record as of December 16, 1998 to be paid on December 30, 1998.

      In June 1998, as a result of the settlement of a shareholder derivative lawsuit on behalf of the Company, Valhi transferred $14.4 million in cash to the

Company, and the Company agreed to pay plaintiffs' attorneys' fees and expenses of $3.2 million.

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. The Company previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. In the third quarter of 1998, the Company received a DM 14 million ($8.2 million when received) refund of 1990 German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a recent German Supreme Court decision in favor of another taxpayer. The refund resulted in a reduction of the settlement amount from DM 44 million referred to above to DM 30 million for years through 1990. No further withholding tax refunds are expected.

      Certain other significant German tax contingencies aggregating an estimated DM 172 million ($102 million at September 30, 1998) through 1997 remain outstanding and are in litigation. Of these, one primary issue represents disputed amounts aggregating DM 160 million ($95 million at September 30, 1998) for years through 1997. The Company has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997 a German tax court proceeding involving a tax issue substantially the same as this issue was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court. The Company believes that a decision by the German Supreme Court will be rendered within a year and will likely determine the outcome of the Company's primary dispute with the German tax authorities. Although the Company believes that it will ultimately prevail in this matter, the Company has granted a DM 94 million ($56 million at September 30, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at September 30, 1998) lien in favor of the German federal tax authorities. If the Company does not prevail, these contingencies will increase the Company's tax liability for 1990 and each year thereafter, and the Company would seek to negotiate payment over a period of time.

      In addition, during 1997 the Company reached an agreement with the German tax authorities regarding certain other issues not in litigation for the years 1991 through 1994, and agreed to pay additional tax deficiencies of DM 9 million ($5 million at September 30, 1998), most of which was paid in the third quarter of 1998.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at September 30, 1998) relating to 1994. The Company has appealed this assessment and has begun litigation proceedings. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the full amount of the tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

      No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in court proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($128 million at September 30, 1998) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $160 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
Further, there can be no assurance that additional environmental matters will not arise in the future.

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

      The Company is in the process of evaluating and upgrading its computer systems (both information technology ("IT") systems and non-IT systems involving embedded chip technology) and software applications (collectively referred to as "systems") to ensure that the systems function properly beginning January 1, 2000. To achieve its year 2000 compliance plan, the Company is utilizing internal and external resources to identify, correct or reprogram, and test its systems.

      The Company has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for year 2000 compliance. The Company has completed a preliminary inventory of its non-IT systems and is in the process of validating the inventory and correcting or replacing date-deficient systems. The Company uses a number of packaged software products that have been upgraded to a year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, the Company's cost of becoming year 2000 compliant is expected to be approximately $2 million, of which about one-third has been spent through September 1998. The Company expects its major IT systems to be year 2000 compliant by March 1999, and expects its non-IT systems to be year 2000 compliant by September 1999.

      As part of its year 2000 compliance plan, the Company has requested confirmations from its major domestic and foreign software vendors, hardware vendors and primary suppliers, that they are developing and implementing plans to become, or are, year 2000 compliant. Confirmations received to date from the Company's software vendors, hardware vendors and primary suppliers indicate that generally they are in the process of implementing remediation plans to ensure that their systems are compliant by December 31, 1999. The major software vendors used by the Company have already delivered year 2000 compliant software. The Company plans to request confirmations from its major customers that they are developing or implementing plans to become year-2000 compliant.

      The Company is developing a contingency plan to address potential year 2000 related business interruptions that may occur on January 1, 2000, or thereafter. This plan is expected to be completed in the second quarter of 1999.

      Although the Company expects its systems to be year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the year 2000 compliance programs of its vendors, suppliers, and customers. The Company also cannot predict whether its major software vendors, who continue to test for year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, the Company cannot predict the impact on its financial condition or results of noncompliant year 2000 systems that the Company directly or indirectly relies upon. Should the Company's year 2000 compliance plan not be successful or be delayed beyond January 2000, the consequences to the Company could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting.

      Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, have agreed to adopt a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies will remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units will be fixed.

      The Company conducts substantial operations in Europe. The functional currency of the Company's German, Belgian, Dutch and French operations will convert to the euro from their respective national currencies over a two-year period beginning in 1999. The euro conversion may impact the Company's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations.

      The Company has a significant amount of outstanding DM-denominated indebtedness and such debt will become euro-denominated effective January 1, 1999. Modifications of information systems to handle euro-denominated transactions will be required, although the modifications are not expected to be extensive.

      The Company has begun to assess and evaluate the expected impact of the euro conversion on its business. Such evaluations are still in process but are expected to be concluded by the end of 1998. The Company expects to spend and charge to expense less than $1 million in evaluation and conversion costs. Because of the inherent uncertainty of the ultimate affect of the euro conversion, the Company cannot accurately predict the impact on its results of operations, financial condition or liquidity.

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

      The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and in the 1997 Annual Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1997 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 for descriptions of certain previously-reported legal proceedings.

         State of Illinois v. NL Industries, Inc., et al. (No. 88-CH-11618). In October 1998 the Supreme Court of Illinois declined the State's petition to review the previously reported decisions in favor of the Company.

         DeLeon v. Exide Corp. and NL Industries, Inc., (No. DV98-02669-B). In August 1998 the plaintiffs dismissed this previously-reported case without prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             10.1 - 1998 Framework Agreement between ICI, DuPont and the Registrant dated July 24, 1998.

             10.2   - July 24, 1998 Agreement between ICI and the Registrant.

             10.3 - Form of Hivedown Agreement to be entered into between Tioxide Europe Limited and Newco.

             10.4 - Form of Share Sale and Purchase Agreement of Newco to be entered into between Tioxide Europe Limited and the Registrant.

             10.5 - Form of Product Exchange Agreement to be entered into between Newco and Tioxide Europe Limited.

             10.6 - Form of Share Sale and Purchase Agreement of Tioxide Americas Inc. to be entered into between ICI American Holdings Inc. and the Registrant.

             10.7 - Form of Share Sale and Purchase Agreement of Tioxide CanadaInc. to be entered into between Tioxide Group Limited and ICI Omicron B.V. and the Registrant.

             10.8 - Form of Americas Liability Agreement to be entered into between ICI and the Registrant.

             10.9 - Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1998.

             10.10 - Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1998.

             10.11 - Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1998.

             10.12 - Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 1998.

             10.13 - Intercorporate Services Agreement by and between CompX International Inc. and the Registrant effective as of January 1, 1998.

             27.1 - Financial Data Schedule for the nine-month period ended September 30, 1998.

         (b) REPORTS ON FORM 8-K

             Reports on Form 8-K for the quarter ended September 30, 1998 and through the date of this report:

               August 28,  1998 - reported  Items 5 and 7.
               October  19,  1998 - reported  Items 5 and 7.
               October 21, 1998 - reported  Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                               -------------------------
                                                      (Registrant)



Date:  November 9, 1998                   By   /s/ Susan E. Alderton
-----------------------                        ---------------------
                                               Susan E. Alderton
                                                Vice President and
                                                Chief Financial Officer



Date:  November 9, 1998                   By   /s/ Dennis G. Newkirk
-----------------------                        ---------------------
                                               Dennis G. Newkirk
                                                Vice President and Controller
                                                (Principal Accounting Officer)