Form 10-Q/A
period 1998-09-30
NL INDUSTRIES INC
filed 1998-11-13
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q / A-1


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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as set forth below and in the pages attached hereto:

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit No. 27.1, Resubmitted Financial Data Schedule for the nine-month period ended September 30, 1998.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     NL INDUSTRIES, INC.
                                                --------------------------------
                                                         (Registrant)



Dated:  November 12, 1998                 By:   /s/ Dennis G. Newkirk
                                                ---------------------
                                                Dennis G. Newkirk
                                                Vice President
                                                 and Controller