Form 10-K
period 1998-12-31
NL INDUSTRIES INC
filed 1999-03-23
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1998

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-640

                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                            13-5267260
--------------------------------                           --------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

16825 Northchase Drive, Suite 1200, Houston, Texas               77060-2544
--------------------------------------------------         --------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (281) 423-3300

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                           which registered
-----------------------------                   -------------------------
Common stock ($.125 par value)                  New York Stock Exchange
                                                Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 22, 1999, 51,826,139 shares of common stock were outstanding. The aggregate market value of the 11,475,208 shares of voting stock held by nonaffiliates as of such date approximated $107 million.

                     Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information.

      The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Kronos-Industry," "Kronos-Products and operations," "Kronos-Manufacturing process and raw materials," "Kronos-Competition," "Rheox-discontinued operations," "Patents and Trademarks," "Foreign Operations," and "Regulatory and Environmental Matters," all contained in Item 1. Business, (ii) under the captions "Lead pigment litigation" and "Environmental matters and litigation," both contained in Item 3. Legal Proceedings, (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iv) under the captions "Currency exchange rates," "Marketable equity security prices," and "Other," all contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic conditions, global productive capacity, changes in product pricing, "Year 2000" issues, and other risks and uncertainties included in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to update any forward-looking statements.

                                    PART I

ITEM 1.     BUSINESS

General

      NL  Industries,  Inc.,  organized  as a New  Jersey  corporation  in 1891, conducts its continuing operations through its principal wholly-owned subsidiary, Kronos, Inc. Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of worldwide TiO2 sales volume in 1998. Approximately one-half of Kronos' 1998 sales volume was in Europe, where Kronos is the second largest producer of TiO2.

      The Company's objective is to maximize total shareholder returns by focusing on (i) acquiring additional TiO2 production capacity, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, (iii) controlling costs, (iv) enhancing its capital structure and (v) considering mergers or acquisitions within the chemical industry.

Kronos

  Industry

      Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

      Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling prices increased during the first three quarters of 1998, continuing the upturn in prices that began in the second quarter of 1997. Industry-wide demand for TiO2 declined in 1998, with second-half 1998 demand lower than first-half 1998 demand. Kronos' 1998 sales volume decreased 4% from its record sales volume in 1997 reflecting lower sales volume in Asia and Latin America. Kronos' European sales volume in the second half of 1998 was lower than the first half of 1998. Kronos expects industry demand in 1999 will be relatively unchanged from 1998, but this will depend upon global economic conditions. Prices in the fourth quarter of 1998 were even with prices in the third quarter of 1998 and the outlook for prices in 1999 is uncertain. The Company's expectations as to the future prospects of the TiO2 industry and prices are based upon a number of factors beyond the Company's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, industry and Company performance could be unfavorably affected.

      Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 12% share of North American TiO2 sales volume. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these countries develop to the point where quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe. Geographic segment information is contained in Note 3 to the Consolidated Financial Statements.

  Products and operations

      The Company believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed anticipated TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. As a result, the Company believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

      Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

      Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos' international operations are conducted through Kronos
International, Inc., a Germany-based holding company formed in 1989 to manage and coordinate the Company's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1998 TiO2 sales were to Europe, with 37% to North America and the balance to export markets.

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

  Manufacturing process and raw materials

      TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments in the past few years, and chloride-process production facilities in 1998 represented almost 60% of industry capacity.

      Kronos produced a record 434,000 metric tons of TiO2 in 1998, compared to the previous record of 408,000 metric tons produced in 1997 and 373,000 metric tons in 1996. Kronos maintained near full capacity production rates throughout 1997 and 1998 in response to strong demand in 1997 and early 1998. Kronos' $36 million debottlenecking expansion of its Leverkusen, Germany chloride-process plant increased annual production capacity by approximately 20,000 metric tons in 1997. Kronos believes its current annual attainable production capacity is approximately 440,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture").

      The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa) under a long-term supply contract that expires at the end of 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia), a wholly-owned subsidiary of Westralian Sands Limited (Australia), under a long-term supply contract that also expires at the end of 2000. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

      The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1998. For its Canadian plant, Kronos also purchases sulfate grade slag from

Q.I.T.-Fer et Titane Inc. under a long-term supply contract which expires in 2002.

      Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock.

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

      The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' transfer price for its share of TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense is reported as a component of interest expense.

  Competition

      The TiO2 industry is highly competitive. During the early 1990s, supply of TiO2 exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, had a negative impact during the early-1990s. Prices improved in the mid-1990s with a mini-peak in the first half of 1995. Prices declined until the first quarter of 1997, when selling prices of TiO2 began to increase as a result of increased demand. Sales volume in Europe remained strong in the first half of 1998, but moderated in the second half. Sales volume in 1998 in North America was even with 1997, while sales volume to export markets declined, especially in Asia. Average selling prices increased 16% in 1998 versus 1997, but fourth-quarter 1998 prices were even with the third quarter of 1998 as worldwide demand softened. Kronos expects industry demand in 1999 will be relatively unchanged from 1998, but this will depend upon global economic conditions. As a result, the outlook for prices in 1999 is uncertain. No assurance can be given that demand or price trends will conform to the Company's expectations. See "Industry" for a description of certain risks and uncertainties within the TiO2 industry.

      Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in the Company's experience. No greenfield plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors debottleneck existing plants. Based on the factors described under the caption "Kronos-Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

      Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1998 Kronos had an estimated 11% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

      Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); ICI (Tioxide); Millennium Chemicals, Inc. (Millennium Inorganic Chemicals, Inc.) ("Millennium"); Kerr-McGee Corporation; Kemira Oy; and Ishihara Sangyo Kaisha, Ltd. In 1998 Rhone-Poulenc sold its Thann et Mulhouse Ltd. French TiO2 operations to Millennium. Also in 1998 Bayer AG sold approximately 80% of its European TiO2 operations to Kerr-McGee and all of its Brazilian operations to Millennium. Kronos' six largest competitors have estimated individual shares of TiO2 production capacity ranging from 23% to 5%, and an estimated aggregate 74% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

Rheox - discontinued operations

      On January 30, 1998 the specialty chemicals business of Rheox was sold to Elementis plc for $465 million, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. As a result of the sale, the Company has reported its Rheox operation as discontinued operations. Following the sale of its net assets, Rheox, Inc. was renamed NL Capital Corporation ("NLCC"). The majority of the $380 million after-tax proceeds has been used to reduce the Company's outstanding indebtedness.

Research and Development

      The Company's expenditures for research and development and certain technical support programs, excluding discontinued operations, have averaged approximately $7 million annually during the past three years. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

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

Foreign Operations

      The Company's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada. Approximately three-quarters of the Company's 1998 consolidated sales, excluding discontinued operations, were to non-U.S. customers, including 10% to customers in areas other than Europe and Canada. Sales to customers in Asia accounted for 2% of 1998's consolidated net sales. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

Employees

      As of December 31, 1998 the Company employed approximately 2,500 persons, excluding the joint venture employees and discontinued operations, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 manufacturing joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

Regulatory and Environmental Matters

      Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

      The Company's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. The Company believes the Louisiana plant owned and operated by the joint venture is in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Following the sale of its specialty chemicals business, the Company has no U.S. plants other than LPC. From time to time, the Company's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      The Company's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. The Company believes that all its plants are in substantial compliance with applicable environmental laws.

      While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that Kronos is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities.

      The Company has a contract with a third party to treat certain of its Leverkusen and Nordenham, Germany sulfate-process effluents. Either party may terminate the contract after giving four years advance notice with regard to the Nordenham plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen plant.

      In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos completed the installation of off-gas desulfurization systems in 1997 at its Norwegian and German plants at a cost of $30 million. The manufacturing joint venture completed the installation of a $16 million off-gas desulfurization system at the Louisiana plant in 1996.

      The Company's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $13 million in 1999 and $8 million in 2000.

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

Principal Shareholders

      At December 31, 1998 Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 58% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At December 31, 1998 Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 53% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

ITEM 2.     PROPERTIES

      Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. Certain of the Company's properties collateralize a long-term debt agreement. The Company's Nordenham TiO2 plant has liens on it that secure claims by the City of Leverkusen and the German federal tax authorities and its Fredrikstad TiO2 plant has a lien on it that secures a claim by Norwegian tax authorities, pending resolution of certain tax litigation. See Notes 10 and 13 to the Consolidated Financial Statements.

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

      In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991 the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992 defendants appealed the denial. The Company has answered the remaining portions of the complaint denying all allegations of wrongdoing. In May 1993 the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994 the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs appealed. In June 1996 the Appellate Division reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims, reinstating those claims. Defendants' motion for summary judgment on the fraud claim was denied in August 1995. In December 1995 defendants moved for summary judgment on the basis that the fraud claim was time-barred. In February 1996 the motion was denied. In July 1997 the denial of defendants' two summary judgment motions on the fraud claim were affirmed by the Appellate Division. In December 1998 plaintiffs moved for partial summary judgment on their claims of market share, alternative liability, enterprise liability, and concert of action. In February 1999 claims for plaintiffs New York City and New York City Health and Hospital Corporation dismissed with prejudice all their claims and were no longer parties to the case. Also in February 1999 the New York City Housing Authority dismissed with prejudice all of its claims except for claims for damages relating to two housing projects. Briefing on the December 1998 motion and limited discovery are proceeding.

      In August 1992 the Company was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992 the Company and the other defendants moved to dismiss the complaint with prejudice. In July 1993 the court dismissed the complaint. In December 1994 the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court. In July 1996 the trial court granted defendants' motion to dismiss the property damage and enterprise liability claims, but denied the remainder of the motion. Discovery and briefing is proceeding with respect to class certification.

      In November 1993 the Company was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994 the Company answered the complaint, denying liability. In June 1998 defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999 the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim. Discovery is proceeding.

      In January 1996 the Company was served with a complaint on behalf of individual intervenors in German, et. al. v. Federal Home Loan Mortgage Corp., et. al., (U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941 (RWS)). This alleged class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against the Company and other former manufacturers of lead pigment for medical monitoring, property abatement, and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City. In May 1996 the Company and the other former manufacturers of lead pigments filed motions to dismiss the intervenors' complaint. In May 1997 plaintiffs moved for class certification and defendants moved for summary judgment. In June 1997 the Court stayed all further activity in the case pending reconsideration of its 1995 decision permitting filing of the complaint against the manufacturer defendants and joinder of the new complaint with the pre-existing complaint against New York City and other landlords. In November 1998 the court dismissed without prejudice all claims against the Company and the other pigment manufacturer defendants, finding that such claims were improperly joined.

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

      In December 1998 the Company was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all persons similarly situated. The complaint alleges against the Company, a trade association, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance, and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. Defendants filed motions to dismiss the nuisance and consumer protection act claims in the complaint in March 1999.

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

      Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods and ruling regarding choice of law issues, the Court has not made any final rulings on defense costs or indemnity coverage with respect to the Company's pending environmental litigation. Nor has the Court made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. The Company has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

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

      The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1998 the Company had accrued $126 million for those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to the Company. Such costs include, among other things, remedial investigations, monitoring, studies, cleanup, removal and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $160 million. The Company's estimate of such liability has not been discounted to present value and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

      In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by the Company. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. The Company and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against the Company and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992 the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995 the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. The Company presently is challenging portions of the U.S. EPA's selection of the remedy. In September 1997 the U.S. EPA informed the Company that past and future cleanup costs are estimated to total approximately $63.5 million. There is currently no allocation among the PRPs for these costs. The Company has been informed that the U.S. EPA has reached an agreement in principle with certain other PRPs settling their liabilities with respect to the site for approximately 50% of the site costs. The Company is negotiating with the U.S. EPA to settle its liability.

      At the Pedricktown, New Jersey lead smelter site formerly owned by the Company the U.S. EPA has divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994 the U.S. EPA issued the record of decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996 certain PRPs, but not the Company, entered into an administrative consent order with the U.S. EPA to perform the remedial design phase of operable unit one. The U.S. EPA issued an order with respect to operable unit two in March 1992 to the Company and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. The Company has complied with the order, and the work with respect to operable unit two is completed. The Company has paid $2.5 million, which represents approximately 50% of operable unit two costs. In June 1998 the Company entered into a consent decree with the U.S. EPA and other PRPs to perform the remedial action phase of operable unit one. In addition, the Company reached an agreement in principle with certain PRPs with respect to the Company's liability at the site to settle this matter within previously-accrued amounts.

      Having completed the RIFS at the Company's former Portland, Oregon lead smelter site, the Company conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including the Company, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992 the U.S. EPA issued unilateral administrative orders to the Company and six other PRPs directing the performance of the remedy. The Company and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized the Company and the other PRPs to cease performing most aspects of the selected remedy. In May 1997 the U.S. EPA issued an Amended Record of Decision ("ARD") for the soils operable unit changing portions of the cleanup remedy selected. The ARD requires construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs. The Company and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD. In November 1991 Gould, Inc., the current owner of the site, filed an action, Gould, Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against the Company for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998 the Company and the other defendants reached an agreement settling the litigation by agreeing to pay a portion of future costs, which are estimated to be within previously-accrued amounts.

      The Company and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where the Company and others formerly mined lead and zinc. A former subsidiary of the Company mined at the Baxter Springs subsite, where it is the largest viable PRP. In August 1997 the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated that the selected remedy will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). The Company is negotiating with the U.S. EPA to resolve its liability at the Baxter Springs subsite. In addition, the Company received a notice in March 1998 from the U.S. EPA that it may be a PRP in three additional subsites in Cherokee County.

      In January 1989 the State of Illinois brought an action against the Company and several other subsequent owners and operators of the former plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH- 11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In August 1997 the trial court dismissed the case. In June 1998 the Illinois appellate court affirmed. In October 1998 the Supreme Court of Illinois declined the State's petition to review the decisions in favor of the Company. The U.S. EPA has issued an order to the Company to perform a removal action at the Company's former facility involved in the State of Illinois case. The Company is complying with the order.

      Residents in the vicinity of the Company's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from the Company and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. The Company answered the complaint, denying liability. In December 1994 the jury returned a verdict in favor of the Company. Plaintiffs appealed to the Pennsylvania Superior Court and in September 1996 the Superior Court affirmed the judgment in favor of the Company. In December 1996 plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court, which was declined. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87- 5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the RCRA, and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against the Company with prejudice, and stayed the case pending the outcome of the state court litigation.

      At a municipal and industrial waste disposal site in Batavia, New York, the Company and approximately 50 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, the Company conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. The Company's RIFS costs were approximately $2 million. In June 1995 the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995 the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. The Company and other PRPs entered into an interim cost sharing arrangement for this phase of work. The Company and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply) with the exception of annual operation and maintenance. The U.S. EPA also has claimed it has incurred approximately $2.4 million in past costs from the PRPs. The Company and the other PRPs have submitted to a nonbinding allocation process, as a result of which the Company was assigned a 30% share of future site liability.

      See Item 1.  "Business - Regulatory and Environmental Matters."

  Other litigation

      The Company has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly-owned operations.  Various of these  actions  remain  pending.  One such case,  In re:
Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia, Nos. 93-C-362, et al.), involves the consolidated claims of approximately 3,100 plaintiffs. The Company has reached an agreement to settle this case.

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

      In March 1997 the Company was served with a complaint in Ernest Hughes, et al. v. Owens-Corning Fiberglass, Corporation, et al., No. 97-C-051, filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. The Company has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs have refiled their cases in Ohio. The Company is a defendant in various asbestos cases pending in Ohio on behalf of approximately 8,800 personal injury claimants. Plaintiffs have agreed to voluntarily dismiss the Company without prejudice from approximately 7,500 of such claims.

      In February 1999 the Company was served with a complaint in Cosey,  et al.
v. Bullard, et al., No. 95-0069, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 1,600 plaintiffs alleging injury due to exposure to asbestos and silica and seeking compensatory and punitive damages. The Company intends to file an answer denying the material allegations of the complaint.

      The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      NL's common stock is listed and traded on the New York Stock Exchange and the Pacific Exchange under the symbol "NL." As of March 22, 1999 there were approximately 8,000 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On March 22, 1999 the closing price of NL common stock according to the NYSE Composite Tape was $9-5/16.


                                                                       Dividends
                                             High          Low         Declared
                                           ---------    ---------      ---------
Year ended December 31, 1997:
  First quarter                            $  13-1/8    $   9-3/4        $   -
  Second quarter                            14-11/16        9-1/8            -
  Third quarter                              16-1/16       12-1/4            -
  Fourth quarter                             17-5/16       12-1/2            -

Year ended December 31, 1998:
  First quarter                            $  19-3/8    $13-11/16        $   -
  Second quarter                                  23           17          .03
  Third quarter                              27-1/16           19          .03
  Fourth quarter                              19-3/8       12-3/4          .03


      The Company's Senior Notes generally limit the ability of the Company to pay dividends to 50% of consolidated net income, as defined in the indenture governing the Senior Notes, since October 1993. At December 31, 1998 $47 million was available for payment of dividends. The Company did not pay dividends in 1997. The Company reinstated a regular quarterly dividend in June 1998 and subsequently paid three quarterly $.03 per share cash dividends in 1998. On
February 10, 1999, the Company's Board of Directors increased the regular quarterly dividend to $.035 per share and declared a dividend to shareholders of record as of March 17, 1999 to be paid on March 31, 1999. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts have been reclassified to conform with the current year's consolidated financial statement presentation.


                                               Years ended December 31,
                               1994         1995         1996         1997          1998
                           ------------ ------------ ------------ ------------  ----------
                                         (In millions, except per share amounts)

INCOME STATEMENT DATA:
Net sales ..............   $      770.1 $     894.1  $     851.2  $     837.2   $    894.7
Operating income .......           80.5       161.2         71.6         82.5        171.2
Income (loss) from
 continuing operations .          (38.9)       66.5        (11.7)       (29.9)        89.9
Net income (loss) ......          (24.0)       85.6         10.8         (9.5)       366.7

Earnings per share:
  Basic:
    Income (loss) from
     continuing
     operations ........   $       (.76)$      1.30  $      (.23) $      (.58)  $     1.75
    Net income (loss) ..           (.47)       1.68          .21         (.19)        7.13
  Diluted:
    Income (loss) from
     continuing
     operations ........   $       (.76)$      1.29  $      (.23) $      (.58)  $     1.73
    Net income (loss) ..           (.47)       1.66          .21         (.19)        7.05

Cash dividends .........   $        -   $       -    $       .30  $       -     $      .09

BALANCE SHEET DATA at
 year end:
Cash, cash equivalents,
 current marketable
 securities and current
 restricted cash
 equivalents ...........   $      156.3 $     141.3  $     114.1  $     106.1   $    163.1
Current assets .........          486.4       551.1        500.2        454.5        546.1
Total assets ...........        1,162.4     1,271.7      1,221.4      1,098.2      1,155.0
Current liabilities ....          244.9       302.4        290.3        276.4        310.0
Long-term debt including
 current maturities ....          789.6       783.7        829.0        744.2        357.6
Shareholders' equity
 (deficit) .............         (293.1)     (209.4)      (203.5)      (222.3)       152.3

CASH FLOW DATA:
Operating activities ...   $      181.8 $      71.6  $      16.5  $      89.2   $     45.1
Investing activities ...          (30.4)      (56.7)       (68.4)       (11.1)       417.3
Financing activities ...         (132.1)       (3.3)        26.6        (82.6)      (396.2)

OTHER NON-GAAP FINANCIAL
 DATA:
EBITDA (1) .............   $       66.3 $     170.3  $      90.7  $      67.6   $    187.4



                                               Years ended December 31,
                                 --------------------------------------------------------
                                   1994        1995        1996        1997        1998
                                 --------    --------    --------    --------    --------
                                         (In millions, except per share amounts)
OTHER DATA:
Net debt at year end (2)...      $  633.4    $  681.6    $  740.7    $  652.0    $  230.9
Interest expense, net (3)..          71.5        69.5        64.6        63.0        43.1
Cash interest expense,
 net (4) ..................          54.5        50.9        44.2        39.9        24.8
Capital expenditures ......          34.6        60.7        64.2        28.2        22.4

TiO2 sales volumes
 (metric tons in
 thousands) ...............           376         366         388         427         408
Average TiO2 selling
 price index (1983=100) ...           131         152         138         132         153


(1) EBITDA, as presented, represents operating income less corporate expense, net, plus depreciation, depletion and amortization. EBITDA is presented as a supplement to the Company's operating income and cash flow from operations because the Company believes that EBITDA is a widely accepted financial indicator of cash flows and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income determined under generally accepted accounting principles ("GAAP") as an indicator of the Company's operating performance, or cash flows from operating, investing and financing activities determined under GAAP as a measure of liquidity. EBITDA is not intended to depict funds available for reinvestment or other discretionary uses, as the Company has significant debt requirements and other commitments. Investors should consider certain factors in evaluating the Company's EBITDA, including interest expense, income taxes, noncash income and expense items, changes in assets and liabilities, capital expenditures, investments in joint ventures and other items included in GAAP cash flows as well as future debt repayment requirements and other commitments, including those described in Notes 10, 13 and 17 to the Consolidated Financial Statements. The Company believes that the trend of its EBITDA is consistent with the trend of its GAAP operating income, except in 1997 when EBITDA decreased and operating income increased from 1996 amounts due to a $30 million noncash charge related to the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities." See "Management's Discussion and Analysis" for a discussion of operating income and cash flows during the last three years and the Company's outlook. EBITDA as a measure of a company's performance may not be comparable to other companies, unless substantially all companies and analysts determine EBITDA as computed and presented herein.

(2) Net debt represents notes payable and long-term debt less cash, cash equivalents, current marketable securities and current restricted cash equivalents.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

      The Company's continuing operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices declined in 1997, but increased in 1998 compared to the prior year. Kronos' operating income and margins improved in both 1997 and 1998.

      Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Kronos - Industry" and "Competition."

  Net sales and operating income

                                     Years ended December 31,           % Change
                                 --------------------------------   ----------------

                                   1996        1997        1998     1997-96  1998-97
                                 --------    --------    --------   -------  -------
                                          (In millions)

Net sales - Kronos ........      $  851.2    $  837.2    $  894.7      -2%       +7%

Operating income - Kronos..      $   71.6    $   82.5    $  171.2     +15%     +107%

Percent change in TiO2:
  Sales volume ............                                           +10%       -4%
  Average selling prices
   (in billing currencies).                                            -4%      +16%


      Kronos' operating income for 1998 more than doubled due to higher average TiO2 selling prices, partially offset by lower sales volume and $12.9 million of 1997 income from refunds of German trade capital taxes, discussed below. In billing currency terms, Kronos' 1998 average TiO2 selling prices were 16% higher than in 1997. Average selling prices in the fourth quarter of 1998 were 11% higher than the fourth quarter of 1997 and even with the third quarter of 1998. Selling prices at the end of 1998 were 10% higher than year-end 1997 levels.
Kronos' operating income in 1997 was higher than 1996, primarily due to record production and sales volumes and the German trade capital tax income, partially offset by 4% lower average TiO2 selling prices.

      The $12.9 million of German trade capital tax refunds received in 1997 relates to years prior to 1997 and includes interest. The German tax authorities were required to remit refunds based on (i) recent court decisions which reduced the trade capital tax base and (ii) prior agreements between the Company and the German tax authorities regarding payment of disputed taxes.

      Kronos' cost of sales in 1998 was lower than 1997 due to lower sales volume. Kronos' cost of sales in 1997 was lower than 1996 due to the favorable effects of foreign currency translation and lower unit costs, primarily due to higher production levels, partially offset by higher sales volumes. Cost of sales, as a percentage of net sales, decreased in 1998 primarily due to the impact on net sales of increased average selling prices and decreased in 1997 primarily due to lower unit costs.

      Kronos' selling, general and administrative expenses declined in 1998 from the previous year due to lower distribution expenses related to lower sales volume and favorable effects of foreign currency translation, while 1997 expenses were lower than 1996 as a result of favorable effects of foreign currency translation and German trade capital tax refunds, partially offset by higher distribution expenses associated with higher 1997 sales volumes.

      Sales volume of 408,000 metric tons of TiO2 in 1998 was 4% lower than the record sales volume in 1997 reflecting lower sales volume in Asia and Latin America. Approximately one-half of Kronos' 1998 TiO2 sales, by volume, were attributable to markets in Europe with approximately 37% attributable to North America, approximately 2% to Asia and the balance to other regions.

      Industry-wide demand was lower in the first half of 1996, Kronos believes, due to customer destocking inventories. Kronos reduced its production rates to manage its inventory levels, and its average capacity utilization was approximately 95% in 1996. Demand improved in the second half of 1996, and was strong throughout 1997 and the first half of 1998, before moderating in the second half of 1998. Kronos expects industry demand in 1999 will be relatively unchanged from 1998, but this will depend upon global economic conditions. Kronos produced near full capacity in 1997 and 1998, but is curtailing production in 1999 to a level not to exceed Kronos' expected 1999 sales volume. Kronos' outlook for average TiO2 selling prices in 1999 is uncertain. Notwithstanding the uncertain outlook for TiO2 prices in 1999, Kronos anticipates its 1999 operating income will be lower than 1998 due to lower production levels.

      The Company has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar translated value of the Company's foreign sales and operating costs is subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses. A significant amount of the Company's sales are denominated in currencies other than the U.S. dollar (64% in 1998), principally major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased sales by $58 million and $24 million during 1997 and 1998, respectively, compared to the year-earlier period. Fluctuation in the value of the U.S. dollar relative to other currencies similarly impacted the Company's operating expenses and the net impact of currency exchange rate fluctuations on operating income comparisons was not significant in 1997 or 1998.

  General corporate

      The following table sets forth certain information regarding general corporate income (expense).


                                     Years ended December 31,       Change
                                    -------------------------  ----------------
                                      1996      1997     1998  1997-96  1998-97
                                    -------  -------  -------  -------  -------
                                               (In millions)

Securities earnings ..........      $   4.7  $   5.4  $  14.9  $    .7  $   9.5
Corporate expenses, net ......        (17.2)   (49.8)   (18.3)   (32.6)    31.5
Interest expense .............        (69.3)   (65.8)   (58.1)     3.5      7.7
                                    -------  -------  -------  -------  -------

                                    $ (81.8) $(110.2) $ (61.5) $ (28.4) $  48.7
                                    =======  =======  =======  =======  =======

      Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Average funds invested in 1998 was higher than 1997 primarily due to the net proceeds from the sale of Rheox in January 1998. The Company expects security earnings in 1999 will be lower than 1998, due to lower average levels of funds available for investment due to the repayment of certain of the Company's debt in 1998. Corporate expenses, net in 1998 were lower than 1997, primarily due to the $30 million noncash charge taken in 1997 related to the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities." See
Note 2 to the Consolidated Financial Statements. This charge is included in selling, general and administrative expense for 1997 in the Company's
Consolidated Statements of Income. Excluding this charge, 1998 corporate expenses, net were slightly lower than 1997 due to the recognition of $3.7 million of income in 1998 related to the straight-line, five-year amortization of $20 million of deferred income received in conjunction with the sale of Rheox, partially offset by $3.0 million of expenses in 1998 related to the unsuccessful acquisition of certain TiO2 businesses and assets of Tioxide. Corporate expenses, net in 1997 exceeded that of 1996, primarily due to the aforementioned $30 million noncash charge taken in 1997.

  Interest expense

      Interest expense in 1998 declined compared to 1997 principally due to prepayments of outstanding indebtedness, principally the Senior Secured Discount Notes, the joint venture term loan and a portion of Kronos' Deutsche mark-denominated debt. Interest expense declined in 1997 from 1996 due to lower levels of Kronos' DM-denominated debt, partially offset by higher variable interest rates on such debt. Assuming no significant increase in interest rates, interest expense in 1999 is expected to be lower compared to 1998 due to lower levels of outstanding indebtedness, including required payments on the DM term loan.

  Provision for income taxes

      The principal reasons for the difference between the U.S. federal statutory income tax rates and the Company's effective income tax rates are explained in Note 13 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In 1996 and 1997 the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to the Company's effective tax rate varying from a normally-expected rate. In 1998 the Company's effective tax rate varied from the normally-expected rate due predominantly to the recognition of certain deductible tax attributes which previously did not meet the "more-likely-than-not" recognition criteria and the one-time effect of a refund of German withholding taxes.

      The Company's deferred income tax status at December 31, 1998 is discussed in "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below.


                                                       Years ended December 31,
                                                   ------------------------------
                                                    1996        1997       1998
                                                   -------    -------    --------
                                                             (In millions)
Net cash provided (used) by:
  Operating activities .......................     $  16.5    $  89.2    $   45.1
  Investing activities .......................       (68.4)     (11.1)      417.3
  Financing activities .......................        26.6      (82.6)     (396.2)
                                                   -------    -------    --------
Net cash provided (used) by operating,
 investing and financing activities ..........     $ (25.3)   $  (4.5)   $   66.2
                                                   =======    =======    ========

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities and Rheox, net, in 1997 and 1998 improved from the prior year primarily due to higher operating income.

      Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) provided cash in 1996 and 1997 and used cash in 1998 primarily due to reductions in inventory levels in 1996 and 1997 and increases in inventory levels in 1998. Income tax payments in 1998 as a result of the gain on sale of Rheox and certain German income tax payments in 1996, discussed below, significantly decreased cash flows from operating activities for each respective year.

      The Company sold the net assets of its Rheox specialty chemicals business to Elementis plc in January 1998 for $465 million cash (before fees and expenses), including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. The Company recognized an after-tax gain of approximately $286 million on the sale of this business segment.

      The Company used a majority of the $380 million after-tax net proceeds from the sale of Rheox to (i) prepay $118 million of the Rheox term loan, (ii) prepay

$42 million of Kronos' tranche of the LPC joint venture term loan, (iii) make $65 million of open-market purchases of the Company's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts, (iv) purchase $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required under the terms of the indenture, and
(v) redeem the remaining $121 million 13% Senior Secured Discount Notes on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Senior Secured Discount Notes indenture.

      Borrowings in 1998 included DM 35 million ($19 million when borrowed) under the Company's short-term non-U.S. credit facilities and DM 20 million ($11 million when borrowed) under the Company's DM revolving credit facility. Repayments in 1998 included DM 40 million ($23 million when paid) of the DM revolving credit facility and DM 81 million ($44 million when paid) of its DM term loan. In 1997 the Company prepaid DM 207 million ($127 million when paid) of its DM term loan, repaid DM 43 million ($26 million when paid) of its DM revolving credit facility, repaid $15 million of its joint venture term loan and repaid DM 15 million ($9 million when paid) of its short-term DM-denominated notes payable. In 1996 the Company borrowed DM 144 million ($96 million when borrowed) under its DM revolving credit facility. It used DM 49 million ($32 million) to fund the German tax settlement payments described below, and used the remainder of the proceeds primarily to fund operations. Repayments of indebtedness in 1996 included payments of $15 million on the joint venture term loan and DM 16 million ($10 million when repaid) in payments on DM-denominated notes payable.

      The Company's capital expenditures during the past three years include an aggregate of $38 million ($6 million in 1998) for the Company's ongoing environmental protection and compliance programs, including German and Norwegian off-gas desulfurization systems. The Company's estimated 1999 and 2000 capital expenditures are $38 million and $30 million, respectively, and include $13 million and $8 million, respectively, in the area of environmental protection and compliance.

      In the last three years the Company spent $27 million ($2 million in 1998) in capital expenditures related to its debottlenecking project at its Leverkusen, Germany chloride-process TiO2 facility. The debottlenecking project increased the Company's annual attainable production by approximately 20,000 metric tons in 1997, and the Company estimates its worldwide annual attainable capacity is 440,000 metric tons. Capital expenditures of the manufacturing joint venture and the Company's discontinued operations are not included in the Company's capital expenditures.

      At December 31, 1998 the Company had cash and cash equivalents aggregating $155 million (17% held by non-U.S. subsidiaries) and $12 million of restricted cash equivalents. At December 31, 1998 the Company's subsidiaries had $104 million available for borrowing under non-U.S. credit facilities. At December 31, 1998 the Company had complied with all financial covenants governing its debt agreements.

      Dividends paid during 1998 totaled $4.6 million. No dividends were paid in 1997. Dividends paid during 1996 totaled $15.3 million. At December 31, 1998 the Company had $47 million available for payment of dividends pursuant to the Senior Notes indenture. On February 10, 1999 the Company's Board of Directors increased the regular quarterly dividend from $.03 per share to $.035 per share and declared a dividend to shareholders of record as of March 17, 1999 to be paid on March 31, 1999.

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

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. The Company previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. In the third quarter of 1998, the Company received a DM 14 million ($8.2 million when received) refund of 1990 German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a 1998 German Supreme Court decision in favor of another taxpayer. The refund resulted in a reduction of the settlement amount from DM 44 million referred to above to DM 30 million for years through 1990. No further withholding tax refunds are expected.

      Certain other significant German tax contingencies aggregating an estimated DM 172 million ($103 million at December 31, 1998) through 1997 remain outstanding and are in litigation. Of these, one primary issue represents disputed amounts aggregating DM 160 million ($96 million at December 31, 1998) for years through 1997. The Company has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997 a German tax court proceeding involving a tax issue substantially the same as this issue was decided in favor of the taxpayer. The German tax authorities appealed that decision to the German Supreme Court which in February 1999 rendered its judgment in favor of the taxpayer. The Company believes that the German Supreme Court's judgment should determine the outcome of the Company's primary dispute with the German tax authorities. Based on this recent favorable judgment, the Company will request that the tax assessments be withdrawn. The Company has granted a DM 94 million ($57 million at December 31, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen related to this tax contingency, and a DM 5 million ($3 million at

December 31, 1998) lien in favor of the German federal tax authorities for other tax contingencies. If the German tax authorities withdraw their assessments based on the German Supreme Court's decision, the Company expects to request the release of the DM 94 million lien in favor of the City of Leverkusen.

      In addition, during 1997 the Company reached an agreement with the German tax authorities regarding certain other issues not in litigation for the years 1991 through 1994, and agreed to pay additional tax deficiencies of DM 9 million ($5 million at December 31, 1998), most of which was paid in the third quarter of 1998.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1998) relating to 1994. The Company has appealed this assessment and has begun litigation proceedings. During 1998 the Company was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at December 31, 1998) will likely be proposed for the year 1996. The Company intends to vigorously contest this issue and litigate, if necessary. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

      At December 31, 1998 the Company had net deferred tax liabilities of $195 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $134 million at December 31, 1998, principally related to the U.S. and Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

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

      The Company has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for year 2000 compliance. The Company has completed a preliminary inventory of its non-IT systems and is in the process of validating the inventory and correcting or replacing date-deficient systems. The remediation effort is well under way on all critical IT and non-IT systems, and the Company anticipates that remediation of such critical systems will be substantially complete by March 1999, and that remediation and testing of all remaining systems will be complete by September 1999. Once systems undergo remediation, they are tested for year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. The Company uses a number of packaged software products that have been upgraded to a year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, the Company's cost of becoming year 2000 compliant is expected to be approximately $2 million, of which about one-half has been spent through December 31, 1998.

      The Company has identified approximately 30 major computer systems and assessed them for year 2000 compliance. At December 31, 1998, approximately 80% of the systems are year 2000 compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.

      As part of its year 2000 compliance plan, the Company has requested confirmations from its major domestic and foreign software vendors, hardware vendors, primary suppliers and major customers, that they are developing and implementing plans to become, or are, year 2000 compliant. Confirmations received to date from the Company's software vendors, hardware vendors, primary suppliers and major customers, indicate that generally they are in the process of implementing remediation plans to ensure that their systems are compliant by December 31, 1999. The major software vendors used by the Company have already delivered year 2000 compliant software. Notwithstanding these efforts, the ability of the Company to affect the year 2000 preparedness of such vendors, suppliers and customers is limited.

      The Company is developing a contingency plan to address potential year 2000 related business interruptions that may occur on January 1, 2000, or thereafter. This plan is expected to be completed in the second quarter of 1999.

      Although the Company expects its systems to be year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the year 2000 compliance programs of its vendors, suppliers, and customers. The Company also cannot predict whether its major software vendors, who continue to test for year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, the Company cannot predict the impact on its financial condition or results of noncompliant year 2000 systems that the Company directly or indirectly relies upon. Should the Company's year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more vendors, suppliers or customers fail to adequately address their year 2000 issues, the consequences to the Company could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to become year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver product to customers.

      Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency.

Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed.

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

      The Company has a significant amount of outstanding DM-denominated indebtedness which, at the Company's option, may be repaid in euros. In 1998 the Company assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. The Company spent and charged to expense less than $1 million in evaluation and conversion costs. Because of the inherent uncertainty of the ultimate effect of the euro conversion, the Company cannot accurately predict the impact on its results of operations, financial condition or liquidity.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General

      The Company is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company has not generally entered into forward or option contracts to manage such market risks, nor has the Company entered into any such contract or other type of derivative instrument for trading purposes. The Company was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 1998. See Notes 2 and 8 to the Consolidated Financial Statements.

  Interest rates

      The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

      At December 31, 1998 the Company's aggregate indebtedness was split between 62% of fixed-rate instruments and 38% of variable-rate borrowings. The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates, by contractual maturity dates, for the Company's aggregate indebtedness. At December 31, 1998 all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable-rate indebtedness was denominated in Deutsche marks. Information shown below for such DM-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 1998 using that date's exchange rate of
1.66 DM per U.S. dollar.



                                                     Contractual Maturity Date
                                       -------------------------------------------------------
                                                                                                 Fair Value
                                                                                                December 31,
                                         1999     2000     2001    2002     2003       Total        1998
                                       -------  -------   -----   -----   --------   ---------  ------------
                                                            (In millions)
Fixed-rate debt (U.S. dollar-
 denominated):
  Principal amount .................   $   --    $  --    $ --    $ --    $   244.0  $   244.0  $   253.1
  Weighted-average interest
   rate ............................       --       --      --      --       11.75%     11.75%

Variable rate debt (DM denominated):
  Principal amount .................   $  101.2  $  48.4  $   .2  $   .2  $    --    $   150.0  $   150.0
  Weighted-average interest
   rate ............................       5.4%     6.1%    9.3%    9.3%       --         5.6%


  Currency exchange rates

      The Company is exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the Deutsche mark, Canadian dollar, Belgian franc, French franc, Norwegian krone and the United Kingdom pound sterling. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of risks and uncertainties related to the conversion of certain of these currencies to the euro.

      As described above, at December 31, 1998, the Company had $150 million of indebtedness denominated in Deutsche marks. The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $15 million.

  Marketable equity security prices

      The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such equity securities at December 31, 1998 was $18 million. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $1.8 million.

  Other

      The Company believes there are certain shortcomings in the sensitivity analyses presented above, which analyses are required under the Securities and Exchange Commission's regulations. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in market prices were actually to occur.

      The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events or losses.

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

 (b)           Reports on Form 8-K

               Reports on Form 8-K for the quarter ended December 31, 1998 and thereafter through the date of this report.

               October 19, 1998  -  reported Items 5 and 7.
               October 21, 1998  -  reported Items 5 and 7.
               January 4, 1999   -  reported Items 5 and 7.
               January 22, 1999  -  reported Items 5 and 7.
               February 12, 1999 -  reported Items 5 and 7.

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

 10.6 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

 10.7 Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 10.8 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.9 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.10 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.11 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.12 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.13 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.14 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.15 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.16 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.17 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.18 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.19 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.20* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985 incorporated by reference to Exhibit A to the Registrant's Proxy

            Statement on Schedule 14A for the annual meeting of shareholders held on April 24, 1985.

 10.21 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.22* 1989 Long Term Performance Incentive Plan of NL Industries, Inc. - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.23* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.24* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996 - incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 10.25* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 incorporated by reference to Appendix A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held April 30, 1992.

 10.26 Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1998 - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 10.27 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1998 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 10.28 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1998 - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 10.29 Intercorporate Service Agreement by and between Titanium Metals Corporation and the Registrant effective January 1, 1998 incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 10.30 Intercorporate Services Agreement by and between CompX International Inc. and the Registrant effective as of January 1, 1998 incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 1998.

 10.31 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.32* Executive severance agreement effective as of March 9, 1995 by and between the Registrant and Lawrence A. Wigdor - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 10.33* Executive severance agreement effective as of July 24, 1996 by and between the Registrant and J. Landis Martin - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 10.34* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.35* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and Lawrence A. Wigdor and related trust agreement incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

 10.36* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and J. Landis Martin and related trust agreement incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

 10.37 Asset Purchase Agreement dated as of December 29, 1997 by and among NL Industries, Inc., Rheox, Inc., Rheox International, Inc., Harrisons and Crosfield plc, Harrisons and Crosfield (America) Inc. and Elementis Acquisition 98, Inc. - incorporated by reference to
            Exhibit 10.50 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

 21.1       Subsidiaries of the Registrant.

 23.1       Consent of Independent Accountants.

 27.1 Financial Data Schedule for the year ended December 31, 1998.

 99.1 Annual Report of NL Industries, Inc. Retirement Savings Plan (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 1998.

* Management contract, compensatory plan or arrangement.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NL Industries, Inc.
                                       (Registrant)


                                   By /s/ J. Landis Martin
                                      J. Landis Martin, March 22, 1999
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ J. Landis Martin                   /s/ Harold C. Simmons
J. Landis Martin, March 22, 1999       Harold C. Simmons, March 22, 1999
Director, President and                Chairman of the Board
Chief Executive Officer


/s/ Glenn R. Simmons                   /s/ Joseph S. Compofelice
Glenn R. Simmons, March 22, 1999       Joseph S. Compofelice, March 22, 1999
Director                               Director


/s/ Kenneth R. Peak                    /s/ Dr. Lawrence A. Wigdor
Kenneth R. Peak, March 22, 1999        Dr. Lawrence A. Wigdor, March 22, 1999
Director                               Director, President and Chief
                                       Executive Officer of Kronos



/s/ Elmo R. Zumwalt, Jr.               /s/ Susan E. Alderton
Elmo R. Zumwalt, Jr., March 22, 1999   Susan E. Alderton, March 22, 1999
Director                               Vice President and Chief Financial
                                       Officer

/s/ Robert D. Hardy
Robert D. Hardy, March 22, 1999
Vice President and Controller
(Principal Accounting Officer)

                              NL INDUSTRIES, INC.

                          ANNUAL REPORT ON FORM 10-K

                           Items 8, 14(a) and 14(d)

                  Index of Financial Statements and Schedules
                  -------------------------------------------


Financial Statements                                                  Pages
--------------------                                                  -----

  Report of Independent Accountants                                F-2

  Consolidated Balance Sheets - December 31, 1997 and 1998         F-3 / F-4

  Consolidated Statements of Income - Years ended
   December 31, 1996, 1997 and 1998                                F-5 / F-6

  Consolidated Statements of Comprehensive Income - Years
   ended December 31, 1996, 1997 and 1998                          F-7

  Consolidated Statements of Shareholders' Equity - Years
   ended December 31, 1996, 1997 and 1998                          F-8

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1996, 1997 and 1998                                F-9 / F-11

  Notes to Consolidated Financial Statements                       F-12 / F-45


Financial Statement Schedules

  Report of Independent Accountants                                S-1

  Schedule I - Condensed Financial Information of Registrant       S-2 / S-7

  Schedule II - Valuation and qualifying accounts                  S-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

      In our opinion, the accompanying consolidated balance sheets of NL Industries, Inc. and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for environmental remediation costs in 1997 in accordance with Statement of Position No. 96-1.





                                    PricewaterhouseCoopers LLP

Houston, Texas
February 10, 1999

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1997 and 1998

                     (In thousands, except per share data)



              ASSETS
                                                          1997           1998
                                                       ----------     ----------

Current assets:
  Cash and cash equivalents ......................     $   96,394     $  154,953
  Restricted cash equivalents ....................          9,751          8,164
  Accounts and notes receivable, less
   allowance of $2,828 and $2,377 ................        148,676        133,769
  Refundable income taxes ........................          1,941         15,919
  Inventories ....................................        192,780        228,611
  Prepaid expenses ...............................          3,348          2,724
  Deferred income taxes ..........................          1,642          1,955
                                                       ----------     ----------

      Total current assets .......................        454,532        546,095
                                                       ----------     ----------



Other assets:
  Marketable securities ..........................         17,270         17,580
  Investment in joint ventures ...................        172,721        171,202
  Prepaid pension cost ...........................         23,848         23,990
  Deferred income taxes ..........................            110             --
  Other ..........................................         18,482         13,927
                                                       ----------     ----------

      Total other assets .........................        232,431        226,699
                                                       ----------     ----------



Property and equipment:
  Land ...........................................         19,479         19,626
  Buildings ......................................        150,090        144,228
  Machinery and equipment ........................        616,309        586,400
  Mining properties ..............................         88,617         84,015
  Construction in progress .......................          2,577          4,385
                                                       ----------     ----------
                                                          877,072        838,654

  Less accumulated depreciation and depletion ....        465,843        456,495
                                                       ----------     ----------

      Net property and equipment .................        411,229        382,159
                                                       ----------     ----------

                                                       $1,098,192     $1,154,953
                                                       ==========     ==========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          December 31, 1997 and 1998

                     (In thousands, except per share data)



   LIABILITIES AND SHAREHOLDERS' EQUITY
                                                         1997           1998
                                                     -----------    -----------

Current liabilities:
  Notes payable ..................................   $    13,968    $    36,391
  Current maturities of long-term debt ...........        77,374         64,826
  Accounts payable and accrued liabilities .......       161,730        187,661
  Payable to affiliates ..........................        11,512         10,625
  Income taxes ...................................        10,910          9,224
  Deferred income taxes ..........................           891          1,236
                                                     -----------    -----------

      Total current liabilities ..................       276,385        309,963
                                                     -----------    -----------

Noncurrent liabilities:
  Long-term debt .................................       666,779        292,803
  Deferred income taxes ..........................       132,797        196,180
  Accrued pension cost ...........................        44,389         44,649
  Accrued postretirement benefits cost ...........        50,951         41,659
  Other ..........................................       148,903        116,732
                                                     -----------    -----------

      Total noncurrent liabilities ...............     1,043,819        692,023
                                                     -----------    -----------

Minority interest ................................           257            633
                                                     -----------    -----------

Shareholders' equity:
  Preferred stock - 5,000 shares authorized,
   no shares issued or outstanding ...............            --             --
  Common stock - $.125 par value; 150,000
   shares authorized; 66,839 shares issued .......         8,355          8,355
  Additional paid-in capital .....................       759,281        774,288
  Accumulated deficit ............................      (495,421)      (133,379)
  Accumulated other comprehensive income (loss):
    Currency translation .........................      (133,810)      (133,440)
    Marketable securities ........................         4,297          4,498
    Pension liabilities ..........................            --         (3,187)
  Treasury stock, at cost (15,572 and 15,028
   shares) .......................................      (364,971)      (364,801)
                                                     -----------    -----------

      Total shareholders' equity (deficit) .......      (222,269)       152,334
                                                     -----------    -----------

                                                     $ 1,098,192    $ 1,154,953
                                                     ===========    ===========

Commitments and contingencies (Notes 13 and 17)

         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 Years ended December 31, 1996, 1997 and 1998

                     (In thousands, except per share data)


                                               1996        1997         1998
                                            ---------    ---------    ---------

Revenues and other income:
  Net sales .............................   $ 851,179    $ 837,240    $ 894,724
  Other, net ............................      27,669       19,367       25,453
                                            ---------    ---------    ---------

                                              878,848      856,607      920,177
                                            ---------    ---------    ---------

Costs and expenses:
  Cost of sales .........................     668,605      649,945      618,447
  Selling, general and administrative ...     151,144      168,592      133,970
  Interest ..............................      69,333       65,759       58,070
                                            ---------    ---------    ---------

                                              889,082      884,296      810,487
                                            ---------    ---------    ---------
    Income (loss) from continuing
     operations before income
     taxes and minority interest ........     (10,234)     (27,689)     109,690

Income tax expense ......................       1,496        2,244       19,788
                                            ---------    ---------    ---------

    Income (loss) from continuing
     operations before minority
     interest ...........................     (11,730)     (29,933)      89,902

Minority interest .......................           5          (58)          40
                                            ---------    ---------    ---------

    Income (loss) from continuing
     operations .........................     (11,735)     (29,875)      89,862

Discontinued operations .................      22,552       20,402      287,396

Extraordinary item - early retirement
 of debt, net of tax benefit of $5,698 ..          --           --      (10,580)
                                            ---------    ---------    ---------

    Net income (loss) ...................   $  10,817    $  (9,473)   $ 366,678
                                            =========    =========    =========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1996, 1997 and 1998

                    (In thousands, except per share data)




                                         1996         1997          1998
                                     ----------    ----------    ----------

Basic earnings per share:
  Continuing operations ..........   $     (.23)   $     (.58)   $     1.75
  Discontinued operations ........          .44           .39          5.59
  Extraordinary item .............           --            --          (.21)
                                     ----------    ----------    ----------

    Net income (loss) ............   $      .21    $     (.19)   $     7.13
                                     ==========    ==========    ==========


Diluted earnings per share:
  Continuing operations ..........   $     (.23)   $     (.58)   $     1.73
  Discontinued operations ........          .44           .39          5.52
  Extraordinary item .............           --            --          (.20)
                                     ----------    ----------    ----------

    Net income (loss) ............   $      .21    $     (.19)   $     7.05
                                     ==========    ==========    ==========

Shares used in the calculation of
 earnings per share:
  Basic ..........................       51,103        51,152        51,460
  Dilutive impact of stock options           --            --           540
                                     ----------    ----------    ----------

  Diluted ........................       51,103        51,152        52,000
                                     ==========    ==========    ==========




         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 Years ended December 31, 1996, 1997 and 1998

                                (In thousands)




                                                 1996       1997        1998
                                                -------   --------    ---------

Net income (loss) ...........................   $10,817   $ (9,473)   $ 366,678
                                                -------   --------    ---------

Other comprehensive income (loss), net
 of tax:
  Marketable securities adjustment ..........     1,803      3,019          201
  Minimum pension liabilities
   adjustment ...............................        86      1,822       (3,187)
  Currency translation adjustment ...........     8,305    (15,181)         370
                                                -------   --------    ---------

    Other comprehensive income (loss) .......    10,194    (10,340)      (2,616)
                                                -------   --------    ---------

  Comprehensive income (loss) ...............   $21,011   $(19,813)   $ 364,062
                                                =======   ========    =========




         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years ended December 31, 1996, 1997 and 1998

                                (In thousands)


                                                                              Accumulated other
                                                                        comprehensive income (loss)
                                             Additional              ----------------------------------
                                    Common    paid-in   Accumulated   Currency    Pension    Marketable   Treasury
                                     stock    capital     deficit    translation liabilities securities     stock        Total
                                    -------  ---------- -----------  ----------- ----------- ----------  ---------    ---------


Balance at December 31, 1995 .....   $8,355   $759,281   $(481,432)   $(126,934)   $(1,908)   $  (525)   $(366,258)   $(209,421)

Net income .......................       --         --      10,817           --         --         --           --       10,817
Other comprehensive income, net
 of tax ..........................       --         --          --        8,305         86      1,803           --       10,194
Common dividends declared -
 $.30 per share ..................       --         --     (15,333)          --         --         --           --      (15,333)
Treasury stock reissued ..........       --         --          --           --         --         --          262          262
                                     ------   --------   ---------    ---------    -------    -------    ---------    ---------

Balance at December 31, 1996 .....    8,355    759,281    (485,948)    (118,629)    (1,822)     1,278     (365,996)    (203,481)

Net loss .........................       --         --      (9,473)          --         --         --           --       (9,473)
Other comprehensive income (loss),
 net of tax ......................       --         --          --      (15,181)     1,822      3,019           --      (10,340)
Treasury stock reissued ..........       --         --          --           --         --         --        1,025        1,025
                                     ------   --------   ---------    ---------    -------    -------    ---------    ---------

Balance at December 31, 1997 .....    8,355    759,281    (495,421)    (133,810)        --      4,297     (364,971)    (222,269)

Net income .......................       --         --     366,678           --         --         --           --      366,678
Other comprehensive income (loss),
 net of tax ......................       --         --          --          370     (3,187)       201           --       (2,616)
Common dividends declared - $.09
 per share .......................       --         --      (4,636)          --         --         --           --       (4,636)
Cash received upon settlement of
 shareholder derivative lawsuit,
 net of $3,198 in legal fees and
 expenses ........................       --     11,211          --           --         --         --           --       11,211
Tax benefit of stock options
 exercised .......................       --      3,796          --           --         --         --           --        3,796
Treasury stock reissued ..........       --         --          --           --         --         --          170          170
                                     ------   --------   ---------    ---------    -------    -------    ---------    ---------

Balance at December 31, 1998 .....   $8,355   $774,288   $(133,379)   $(133,440)   $(3,187)   $ 4,498    $(364,801)   $ 152,334
                                     ======   ========   =========    =========    =======    =======    =========    =========

         See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1996, 1997 and 1998

                                (In thousands)


                                               1996         1997        1998
                                             --------    ---------    ---------

Cash flows from operating activities:
  Net income (loss) ......................   $ 10,817    $  (9,473)   $ 366,678
  Depreciation, depletion and
   amortization ..........................     36,285       34,887       34,545
  Noncash interest expense ...............     20,442       23,092       18,393
  Deferred income taxes ..................        297       (5,627)       4,988
  Minority interest ......................          5          (58)          40
  Net (gains) losses from:
    Securities transactions ..............         --       (2,657)          --
    Disposition of property and
     equipment ...........................      2,236       (1,735)         768
  Pension cost, net ......................     (8,018)      (5,112)      (5,566)
  Other postretirement benefits, net .....     (4,962)      (4,799)      (6,299)
  Change in accounting for environmental
   remediation costs .....................         --       30,000           --
  Discontinued operations:
    Net gain from sale of Rheox ..........         --           --     (286,071)
    Income from operations of Rheox ......    (22,552)     (20,402)      (1,325)
  Extraordinary item .....................         --           --       10,580
  Other, net .............................        (67)          --          317
                                             --------    ---------    ---------

                                               34,483       38,116      137,048

  Rheox, net .............................     20,705       31,506      (30,587)
  Change in assets and liabilities:
    Accounts and notes receivable ........      3,083      (14,925)      (2,012)
    Inventories ..........................      7,192       22,872      (49,839)
    Prepaid expenses .....................     (1,355)          96          436
    Accounts payable and accrued
     liabilities .........................     (1,949)       9,347       (2,741)
    Income taxes .........................    (36,414)      12,978      (12,976)
    Accounts with affiliates .............      3,408       (3,915)       2,286
    Other noncurrent assets ..............        236         (269)        (178)
    Other noncurrent liabilities .........    (12,851)      (6,640)       3,650
                                             --------    ---------    ---------

        Net cash provided by operating
         activities ......................     16,538       89,166       45,087
                                             --------    ---------    ---------



                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1996, 1997 and 1998

                                (In thousands)

                                                1996         1997         1998
                                              --------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of Rheox ............   $     --    $      --    $ 435,080
  Capital expenditures ...................    (64,241)     (28,220)     (22,392)
  Proceeds from disposition of
   marketable securities .................         --        6,875        6,875
  Change in restricted cash
   equivalents, net ......................       (791)       1,144       (2,638)
  Investment in joint venture, net .......      3,934        8,364         (372)
  Proceeds from disposition of
   property and equipment ................         76        3,049          769
  Rheox, net .............................     (7,376)      (2,314)         (26)
                                             --------    ---------    ---------

      Net cash provided (used) by
       investing activities ..............    (68,398)     (11,102)     417,296
                                             --------    ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings ...........................     97,503           --       30,491
    Principal payments ...................    (32,362)    (182,215)    (315,892)
    Deferred financing costs .............         --       (2,343)          --
  Settlement of shareholder derivative
   lawsuit, net ..........................         --           --       11,211
  Dividends paid .........................    (15,333)          --       (4,636)
  Rheox, net .............................    (23,492)     100,940     (117,500)
  Other, net .............................        249        1,023          168
                                             --------    ---------    ---------

      Net cash provided (used) by
       financing activities ..............     26,565      (82,595)    (396,158)
                                             --------    ---------    ---------

      Net change during the year from
       operating, investing and
       financing activities ..............   $(25,295)   $  (4,531)   $  66,225
                                             ========    =========    =========



                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1996, 1997 and 1998

                                (In thousands)


                                               1996         1997         1998
                                            ---------    ---------    ---------

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
     activities .........................   $ (25,295)   $  (4,531)   $  66,225
    Currency translation ................      (2,714)      (2,295)         (36)
    Sale of Rheox .......................          --           --       (7,630)
                                            ---------    ---------    ---------

                                              (28,009)      (6,826)      58,559
  Balance at beginning of year ..........     131,229      103,220       96,394
                                            ---------    ---------    ---------

  Balance at end of year ................   $ 103,220    $  96,394    $ 154,953
                                            =========    =========    =========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized    $  51,678    $  55,908    $  37,965
    Income taxes ........................      50,400        6,875       54,230

  Noncash investing activities -
   marketable securities exchanged
   for a note receivable ................   $      --    $   6,875    $      --



         See accompanying notes to consolidated financial statements.
                                    F-11

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

      At December 31, 1998 Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 58% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At December 31, 1998 Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 53% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

Note 2 - Summary of significant accounting policies:

Principles of consolidation and management's estimates

      The accompanying consolidated financial statements include the accounts of NL and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may in some instances differ from previously estimated amounts.

Translation of foreign currencies

      Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments are included in other comprehensive income (loss), net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

Cash equivalents

      Cash  equivalents  include  U.S.  Treasury   securities   purchased  under
short-term agreements to resell and bank deposits with original maturities of three months or less.

Restricted cash equivalents

      At December 31, 1998 restricted cash equivalents of approximately $5 million collateralize undrawn letters of credit, and restricted cash equivalents of approximately $7 million collateralize certain environmental remediation obligations of the Company, of which $4 million has been classified as a noncurrent asset. At December 31, 1997 restricted cash equivalents of approximately $5 million collateralized undrawn letters of credit and cash equivalents of approximately $5 million were restricted under an indebtedness agreement, which was repaid in 1998.

Marketable securities and securities transactions

      Marketable securities are classified as "available-for-sale" and are carried at market based on quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss), net of related deferred income taxes. See Note 4. Gains and losses on available-for-sale securities are recognized in income upon realization and are computed based on specific identification of the securities sold.

Inventories

      Inventories are stated at the lower of cost (principally average cost) or market. Amounts are removed from inventories at average cost.

Investment in joint ventures

      Investment in a 50%-owned joint venture is accounted for by the equity method.

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

      The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 was nil in each of the past three years.

Environmental remediation costs

      Environmental   remediation   costs  are  accrued  when  estimated  future
expenditures are probable and reasonably estimable. The estimated future expenditures are not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 1997 and 1998 no receivables for recoveries have been recognized.

      The Company adopted a new method of accounting as required by the AICPA's Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," in 1997. The SOP, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. As a result of adopting the SOP, the Company recognized a noncash cumulative charge of $30 million in 1997. The charge did not impact the Company's 1997 income tax expense because the Company believes the resulting deferred income tax asset does not currently satisfy the more-likely-than-not recognition criteria and, accordingly, the Company established an offsetting valuation allowance. The $30 million noncash charge is comprised primarily of estimated future expenditures associated with managing and monitoring existing environmental remediation sites, and the expenditures have not been discounted to present value. The expenditures consist principally of legal and professional fees, but exclude litigation defense costs for matters in which the Company asserts that no liability exists. Previously, all such expenditures were expensed as incurred.

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

Interest rate swaps and contracts

      The Company periodically uses interest rate swaps and contracts (such as caps and floors) to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for speculative purposes in the past, nor does it currently anticipate doing so in the future. Any cost associated with the swap or contract designated as a hedge of assets or liabilities is deferred and amortized over the life of the agreement as an adjustment to interest income or expense. If the swap or contract is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The Company held no derivative financial instruments at December 31, 1998.

Earnings per share

      Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average common shares outstanding and the dilutive impact of outstanding stock options. The weighted average number of shares resulting from outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated 2,483,000, 2,709,000 and 1,942,000 in 1996, 1997 and 1998, respectively. There were no  adjustments to income (loss) from  continuing  operations or net income
(loss) in the computation of earnings per share.

New accounting principles not yet adopted

      The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this newly-issued accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities.

Note 3 - Business and geographic segments:

      The Company's operations are conducted by Kronos in one operating business segment - TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Discontinued operations consists of the Company's specialty chemicals business owned by Rheox which was sold in January 1998. See Note 20. At December 31, 1997 and 1998 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $287 million and $310 million, respectively.

      The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain nonrecurring items and certain general corporate income and expense items (including securities transactions gains and interest and dividend income) which are not attributable to the operations of the reportable operating segment. The accounting policies of the reportable operating segment are the same as those described in Note 1. Interest income included in the calculation of segment operating income is disclosed in Note 14.

      Segment assets are comprised of all assets attributable to the reportable operating segment. The Company's investment in the TiO2 manufacturing joint venture (see Note 6) is included in TiO2 business segment assets. Corporate assets are not attributable to the reportable operating segment and consist principally of cash, cash equivalents, restricted cash equivalents and marketable securities. For geographic information, net sales are attributed to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); property and equipment are attributed to their physical location.

                                                  Years ended December 31,
                                            -----------------------------------
                                              1996         1997         1998
                                            ---------    ---------    ---------
                                                   (In thousands)
Business segment - TiO2

  Net sales .............................   $ 851,179    $ 837,240    $ 894,724
  Other income, excluding corporate .....      18,388       12,339        6,110
                                            ---------    ---------    ---------
                                              869,567      849,579      900,834

  Cost of sales .........................     668,605      649,945      618,447
  Selling, general and
   administrative, excluding
   corporate ............................     129,356      117,133      111,206
                                            ---------    ---------    ---------

    Operating income ....................      71,606       82,501      171,181

  General corporate income (expense):
    Securities earnings, net ............       4,708        5,393       14,921
    Expenses, net .......................     (17,215)     (49,824)     (18,342)
    Interest expense ....................     (69,333)     (65,759)     (58,070)
                                            ---------    ---------    ---------

                                            $ (10,234)   $ (27,689)   $ 109,690
                                            =========    =========    =========

  Capital expenditures:
    Kronos ..............................   $  64,201    $  28,193    $  22,310
    General corporate ...................          40           27           82
                                            ---------    ---------    ---------

                                            $  64,241    $  28,220    $  22,392
                                            =========    =========    =========

  Depreciation, depletion and
   amortization:
    Kronos ..............................   $  36,091    $  34,684    $  34,341
    General corporate ...................         194          203          204
                                            ---------    ---------    ---------

                                            $  36,285    $  34,887    $  34,545
                                            =========    =========    =========
Geographic areas

  Net sales - point of origin:
    Germany .............................   $ 424,861    $ 439,926    $ 451,061
    United States .......................     245,424      250,798      289,701
    Canada ..............................     134,199      145,160      158,967
    Belgium .............................     133,708      122,784      159,558
    Norway ..............................     109,947       96,448       91,112
    Other ...............................      89,466       88,030       96,912
    Eliminations ........................    (286,426)    (305,906)    (352,587)
                                            ---------    ---------    ---------

                                            $ 851,179    $ 837,240    $ 894,724
                                            =========    =========    =========

  Net sales - point of destination:
    Europe ..............................   $ 471,948    $ 442,043    $ 493,942
    United States .......................     222,710      230,923      246,209
    Canada ..............................      51,292       58,231       66,843
    Latin America .......................      41,140       43,078       35,281
    Asia ................................      43,842       41,328       21,042
    Other ...............................      20,247       21,637       31,407
                                            ---------    ---------    ---------

                                            $ 851,179    $ 837,240    $ 894,724
                                            =========    =========    =========

                                                      December 31,
                                        ----------------------------------------
                                           1996           1997           1998
                                        ----------     ----------     ----------
                                                  (In thousands)

Identifiable assets

  Net property and equipment:
    Germany .......................     $  238,372     $  213,762     $  223,605
    Canada ........................         73,616         67,247         60,574
    Belgium .......................         62,615         50,783         51,683
    Norway ........................         55,367         44,841         42,336
    Other .........................          4,640          4,289          3,961
    Discontinued operations .......         31,436         30,307             --
                                        ----------     ----------     ----------

                                        $  466,046     $  411,229     $  382,159
                                        ==========     ==========     ==========

  Total assets:
    Kronos ........................     $1,064,285     $  961,635     $  997,893
    General corporate .............         66,978         47,922        157,060
    Discontinued operations .......         90,095         88,635             --
                                        ----------     ----------     ----------

                                        $1,221,358     $1,098,192     $1,154,953
                                        ==========     ==========     ==========

Note 4 - Marketable securities and securities transactions:


                                                              December 31,
                                                         ----------------------
                                                           1997          1998
                                                         --------      --------
                                                             (In thousands)

Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains .................................     $  6,939      $  8,512
  Unrealized losses ................................         (328)       (1,591)
  Cost .............................................       10,659        10,659
                                                         --------      --------

      Aggregate market .............................     $ 17,270      $ 17,580
                                                         ========      ========

      In 1997 securities transactions gains of $2.7 million were realized on sales of available-for-sale securities.

Note 5 - Inventories:


                                                             December 31,
                                                     ---------------------------
                                                       1997               1998
                                                     --------           --------
                                                           (In thousands)

Raw materials ............................           $ 45,844           $ 46,114
Work in process ..........................              8,018             11,530
Finished products ........................            107,427            136,225
Supplies .................................             31,491             34,742
                                                     --------           --------

                                                     $192,780           $228,611
                                                     ========           ========

Note 6 - Investment in joint ventures:

                                                               December 31,
                                                        ------------------------
                                                          1997            1998
                                                        --------        --------
                                                             (In thousands)

TiO2 manufacturing joint venture ...............        $170,830        $171,202
Other ..........................................           1,891              --
                                                        --------        --------

                                                        $172,721        $171,202
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

      LPC had two tranches of long-term debt, one of which was guaranteed by KLA. LPC prepaid the KLA tranche in 1998 with cash provided by the Company. KLA's tranche of LPC's debt was reflected as outstanding indebtedness of the Company because Kronos had guaranteed the purchase obligation relative to the debt service of its tranche. See Note 10.

      KLA is required to purchase one-half of the TiO2 produced by LPC. LPC is intended to be operated on a break-even basis and, accordingly, Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's production costs and interest expense. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from LPC is sold, and its share of the interest expense, if any, is reported as a component of interest expense.

      Summary balance sheets of LPC are shown below.

                                                               December 31,
                                                          ----------------------
                                                            1997          1998
                                                          --------      --------
                                                              (In thousands)
           ASSETS
Current assets .....................................      $ 41,602      $ 60,686
Other assets .......................................           764            --
Property and equipment, net ........................       309,989       294,906
                                                          --------      --------

                                                          $352,355      $355,592
                                                          ========      ========

   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche ...................................      $ 42,429      $     --
  Tioxide tranche ..................................         7,200            --
  Note payable to Tioxide ..........................         9,000            --
Other liabilities, primarily current ...............         8,466        10,960
                                                          --------      --------
                                                            67,095        10,960

Partners' equity ...................................       285,260       344,632
                                                          --------      --------

                                                          $352,355      $355,592
                                                          ========      ========

                                    F-19

      Summary income statements of LPC are shown below.

                                                  Years ended December 31,
                                            ------------------------------------
                                              1996          1997          1998
                                            --------      --------      --------
                                                       (In thousands)

Revenues and other income:
  Kronos .............................      $ 74,916      $ 82,171      $ 90,392
  Tioxide ............................        73,774        80,512        89,879
  Interest income ....................           518           636           753
                                            --------      --------      --------

                                             149,208       163,319       181,024
                                            --------      --------      --------
Cost and expenses:
  Cost of sales ......................       140,361       156,811       178,803
  General and administrative .........           377           355           348
  Interest ...........................         8,470         6,153         1,873
                                            --------      --------      --------

                                             149,208       163,319       181,024
                                            --------      --------      --------

    Net income .......................      $     --      $     --      $     --
                                            ========      ========      ========

Note 7 - Other noncurrent assets:

                                                                December 31,
                                                           ---------------------
                                                             1997         1998
                                                           -------       -------
                                                                (In thousands)

Deferred financing costs, net ......................       $ 9,973       $ 4,124
Restricted cash equivalents ........................            --         4,225
Intangible assets, net of accumulated
 amortization of $22,366 and $23,704 ...............         4,228         1,985
Other ..............................................         4,281         3,593
                                                           -------       -------

                                                           $18,482       $13,927
                                                           =======       =======

Note 8 - Accounts payable and accrued liabilities:

                                                             December 31,
                                                     ---------------------------
                                                       1997               1998
                                                     --------           --------
                                                           (In thousands)

Accounts payable .........................           $ 64,698           $ 55,270
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             40,110             37,399
  Environmental costs ....................              9,000             44,122
  Interest ...............................              6,966              7,346
  Other ..................................             40,956             43,524
                                                     --------           --------
                                                       97,032            132,391
                                                     --------           --------

                                                     $161,730           $187,661
                                                     ========           ========

Note 9 - Other noncurrent liabilities:

                                                             December 31,
                                                      --------------------------
                                                        1997              1998
                                                      --------          --------
                                                             (In thousands)

Environmental costs ........................          $125,502          $ 81,454
Insurance claims expense ...................            11,436            10,872
Employee benefits ..........................            10,835             9,778
Deferred income ............................                --            12,333
Other ......................................             1,130             2,295
                                                      --------          --------

                                                      $148,903          $116,732
                                                      ========          ========

Note 10 - Notes payable and long-term debt:

                                                               December 31,
                                                          ----------------------
                                                            1997          1998
                                                          --------      --------
                                                               (In thousands)

Notes payable (DM 25,000 and DM 60,500,
 respectively) .....................................      $ 13,968      $ 36,391
                                                          ========      ========

Long-term debt:
  NL Industries:
    11.75% Senior Secured Notes ....................      $250,000      $244,000
    13% Senior Secured Discount Notes ..............       169,857            --
                                                          --------      --------

                                                           419,857       244,000
                                                          --------      --------
  Kronos:
    DM bank credit facility (DM 288,322 and
     DM 187,322, respectively) .....................       161,085       112,674
    LPC term loan ..................................        42,429            --
    Other ..........................................         3,282           955
                                                          --------      --------

                                                           206,796       113,629
                                                          --------      --------

  Rheox - bank term loan ...........................       117,500            --
                                                          --------      --------

                                                           744,153       357,629
  Less current maturities ..........................        77,374        64,826
                                                          --------      --------

                                                          $666,779      $292,803
                                                          ========      ========

      The Company's $244 million of 11.75% Senior Secured Notes due 2003 (the "Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the interest rate and payment terms of which mirror those of the respective Notes (the "Mirror Notes"). The Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of another wholly-owned subsidiary of the Company.

      In the event of foreclosure, the holders of the Notes would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent of a full, unconditional and joint and several guarantee of the Notes by Kronos and the other subsidiary, whose net assets amount to $308 million at December 31, 1998.

      The Notes are redeemable, at the Company's option, starting in October 2000 at a redemption price of 101.5% of the principal amount and declining to 100% after October 2001. In the event of a Change of Control as defined in the indenture, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Notes. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. At December 31, 1998 $47 million was available for payment of dividends pursuant to the terms of the indenture. The quoted market price of the Senior Secured Notes per $100 principal amount was $111.17 and $103.73 at December 31, 1997 and 1998, respectively.

      At December 31, 1998 the DM credit facility consisted of a DM 107 million term loan and a DM 230 million revolving credit facility, of which DM 80 million was outstanding. Borrowings bear interest at DM LIBOR plus 2.75% (6.28% and 6.00% at December 31, 1997 and 1998, respectively), and are collateralized by the stock of certain KII subsidiaries, pledges of certain Canadian and German assets, and NL has guaranteed the facility. The term loan has scheduled payments of DM 38 million ($23 million at December 31, 1998) due in March 1999 and DM 69 million ($41 million at December 31, 1998) due in September 1999. In accordance with the provisions of the DM credit agreement and as a result of the level of operating income in 1998 for KII, the Company prepaid the term loan in full in March 1999, principally by drawing on its DM revolving credit facility. The revolver's balance is scheduled to be reduced to DM 105 million in March 2000, with the remaining balance to be repaid in September 2000.

      Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities, including the DM facility, approximated $104 million at December 31, 1998.

      Notes payable at December 31, 1997 and 1998 consists of DM 25 million and DM 61 million, respectively, of short-term borrowings due within one year from non-U.S. banks with interest rates ranging from 3.75% to 3.875% at December 31, 1997 and from 3.75% to 4.60% at December 31, 1998.

      The Company used a portion of the net proceeds from the January 1998 sale of Rheox's net assets to (i) prepay $118 million of the Rheox term loan, (ii) prepay $42 million of Kronos' tranche of the LPC joint venture term loan, (iii) make $65 million of open-market purchases of the Company's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts, (iv) purchase $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required by the indentures, and (v) redeem the remaining 13% Senior Secured Discount Notes on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the indenture.

      The aggregate maturities of long-term debt at December 31, 1998 are shown in the table below.


Years ending December 31,                                             Amount
-------------------------                                         --------------
                                                                  (In thousands)

      1999                                                            $ 64,826
      2000                                                              48,406
      2001                                                                 199
      2002                                                                 198
      2003                                                             244,000
                                                                      --------

                                                                      $357,629
                                                                      ========

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

      A majority of U.S. employees are eligible to participate in a contributory savings plan. The Company contributes to each employee's account an amount equal to approximately 3% of the employee's annual eligible earnings and partially matches employee contributions to the Plan. The Company also has an unfunded, nonqualified defined contribution plan covering certain executives, and contributions are based on a formula involving eligible earnings. The Company's expense related to these plans included in continuing operations was $.8 million in 1996, $.7 million in 1997 and $.8 million in 1998. Expense related to these plans included in discontinued operations was $.5 million in each of 1996 and 1997 and nil in 1998.

      Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.

                                                Years ended December 31,
                                        ----------------------------------------
                                          1996           1997            1998
                                          ----           ----            ----
                                                     (Percentages)

Discount rate .....................     6.5 to 8.5     6.0 to 8.5     5.5 to 8.5
Rate of increase in future
 compensation levels ..............     3.5 to 6.0     3.0 to 6.0     2.5 to 6.0
Long-term rate of return on
 plan assets ......................     7.0 to 9.0     6.0 to 9.0     6.0 to 9.0


      During 1996 and 1998 the Company curtailed certain U.S. employee pension benefits and recognized gains of $4.6 million and $1.5 million, respectively, of which $2.7 million and $1.5 million, respectively, are included in discontinued operations. Plan assets are comprised primarily of investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

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

      The components of the net periodic defined benefit pension cost, excluding curtailment gain and discontinued operations, are set forth below. The net periodic defined benefit pension cost included in discontinued operations was $.3 million in 1996 and nil in each of 1997 and 1998.

                                                   Years ended December 31,
                                               --------------------------------
                                                 1996        1997        1998
                                               --------    --------    --------
                                                        (In thousands)

Net periodic pension cost:
  Service cost benefits ....................   $  3,131    $  4,067    $  3,835
  Interest cost on projected benefit
   obligation ("PBO") ......................     15,439      15,335      15,669
  Expected return on plan assets ...........    (15,079)    (13,271)    (15,172)
  Amortization of prior service cost .......        415         344         332
  Amortization of net transition
   obligation ..............................        319         255         173
  Recognized actuarial losses (gains) ......       (719)     (2,653)        385
                                               --------    --------    --------

                                               $  3,506    $  4,077    $  5,222
                                               ========    ========    ========

      The funded status of the Company's defined benefit pension plans is set forth below.

                                                             December 31,
                                                     --------------------------
                                                        1997              1998
                                                     ---------        ---------
                                                           (In thousands)

Change in PBO:
  Beginning of year ..........................       $ 263,244        $ 251,372
  Service cost ...............................           4,067            3,835
  Interest ...................................          15,335           15,669
  Participant contributions ..................           1,276            1,228
  Plan amendments ............................             161               --
  Actuarial losses ...........................           4,035           30,768
  Curtailment gain ...........................              --           (1,513)
  Discontinued operations:
    Service cost .............................             207               --
    Interest cost on PBO .....................           1,129               --
  Benefits paid ..............................         (11,811)         (15,748)
  Change in currency exchange rates ..........         (26,271)          10,402
                                                     ---------        ---------

    End of year ..............................         251,372          296,013
                                                     ---------        ---------

                                                             December 31,
                                                       ------------------------
                                                         1997            1998
                                                       ---------      ---------
                                                           (In thousands)

Change in fair value of plan assets:
  Beginning of year ..............................     $ 205,091      $ 199,371
  Actual return on plan assets ...................        18,327         20,951
  Employer contributions .........................         9,691         10,788
  Participant contributions ......................         1,276          1,228
  Benefits paid ..................................       (11,811)       (15,748)
  Change in currency exchange rates ..............       (23,203)         4,445
                                                       ---------      ---------

    End of year ..................................       199,371        221,035
                                                       ---------      ---------

Funded status at year end:
  Plan assets less than PBO ......................       (52,001)       (74,978)
  Unrecognized actuarial loss ....................        18,153         44,945
  Unrecognized prior service cost ................         4,198          3,341
  Unrecognized net transition obligation .........         1,003          1,215
                                                       ---------      ---------

                                                       $ (28,647)     $ (25,477)
                                                       =========      =========

Amounts recognized in the balance sheet:
  Prepaid pension cost ...........................     $  23,848      $  23,990
  Accrued pension cost:
    Current ......................................        (8,106)        (8,005)
    Noncurrent ...................................       (44,389)       (44,649)
  Accumulated other comprehensive income .........            --          3,187
                                                       ---------      ---------

                                                       $ (28,647)     $ (25,477)
                                                       =========      =========

      Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 1998, 83% of the projected benefit obligations of such plans relate to non-U.S. plans (1997 - 77%).


                                                              December 31,
                                                       -------------------------
                                                         1997             1998
                                                       --------         --------
                                                            (In thousands)

Projected benefit obligation .................         $188,724         $231,860
Accumulated benefit obligation ...............          165,998          200,269
Fair value of plan assets ....................          125,925          148,682

Incentive bonus programs

      The Company has incentive bonus programs for certain employees providing for annual payments, which may be in the form of NL common stock, based on formulas involving the profitability of Kronos in relation to the annual operating plan and, for most of these employees, individual performance.

Postretirement benefits other than pensions

      In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Certain of the Company's U.S. and Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for the Company. In 1989 the Company began phasing out such benefits for currently active U.S. employees over a ten-year period and employees retiring after 1998 will not be entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. The Company's policy is to fund medical claims as they are incurred, net of any contributions by the retirees.

      For measuring the OPEB liability at December 31, 1998, the expected rate of increase in health care costs is 6% in 1999 and 5% in 2000 and years thereafter. Other weighted average assumptions used to measure the liability and expense are presented below.

                                                        Years ended December 31,
                                                        ------------------------
                                                         1996     1997     1998
                                                         ----     ----     ----
                                                               (Percentages)

Discount rate .......................................     7.5      7.0      6.5
Long-term rate for compensation increases ...........     6.0      6.0      6.0
Long-term rate of return on plan assets .............     9.0      9.0      9.0

      Variances from actuarially-assumed rates will result in additional increases or decreases in accrued OPEB liabilities, net periodic OPEB expense and funding requirements in future periods. If the health care cost trend rate was increased (decreased) by one percentage point for each year, postretirement benefit expense would have increased approximately $.1 million (decreased by $.1 million) in 1998, and the projected benefit obligation at December 31, 1998 would have increased by approximately $.9 million (decreased by $.8 million). During 1996 the Company curtailed certain Canadian employee OPEB benefits and recognized a $1.3 million gain. During 1998, as a result of the sale of Rheox, the Company settled certain U.S. employee OPEB benefits and recognized a $3.2 million gain, all of which is included in discontinued operations.

      The components of the Company's net periodic postretirement benefit cost, excluding curtailment and settlement gains and discontinued operations, are set forth below. The net periodic postretirement benefit costs included in discontinued operations excluding the settlement gain was $.3 million in 1996, $.2 million in 1997 and nil in 1998.


                                                    Years ended December 31,
                                                -------------------------------
                                                  1996        1997        1998
                                                -------     -------     -------
                                                      (In thousands)

Net periodic OPEB cost:
  Service cost benefits ....................    $    52     $    39     $    43
  Interest cost on PBO .....................      3,777       2,972       2,393
  Expected return on plan assets ...........       (596)       (584)       (583)
  Amortization of prior service cost .......     (2,075)     (2,075)     (2,075)
  Recognized actuarial losses (gains) ......        615        (305)       (811)
                                                -------     -------     -------

                                                $ 1,773     $    47     $(1,033)
                                                =======     =======     =======

                                                              December 31,
                                                        -----------------------
                                                          1997           1998
                                                        --------       --------
                                                             (In thousands)
Change in PBO:
  Beginning of year ..............................      $ 44,760       $ 36,994
  Service cost ...................................            39             43
  Interest cost ..................................         2,972          2,393
  Actuarial losses (gains) .......................        (5,696)         2,117
  Discontinued operations:
    Service cost .................................            66             --
    Interest cost on PBO .........................           194             --
    Settlement gain ..............................            --         (2,354)
  Benefits paid from:
    Company funds ................................        (4,183)        (4,179)
    Plan assets ..................................        (1,087)        (1,087)
  Change in currency exchange rates ..............           (71)          (115)
                                                        --------       --------

      End of year ................................        36,994         33,812
                                                        --------       --------
Change in fair value of plan assets:
  Beginning of year ..............................         6,689          6,527
  Actual return on plan assets ...................           450            450
  Employer contributions .........................           475            475
  Benefits paid ..................................        (1,087)        (1,087)
                                                        --------       --------
      End of year ................................         6,527          6,365
                                                        --------       --------
Funded status at year end:
  Plan assets less than PBO ......................       (30,467)       (27,447)
  Unrecognized actuarial loss ....................       (11,722)        (7,447)
  Unrecognized prior service cost ................       (14,171)       (12,008)
                                                        --------       --------

                                                        $(56,360)      $(46,902)
                                                        ========       ========
Amounts recognized in the balance sheet:
  Current ........................................      $ (5,409)      $ (5,243)
  Noncurrent .....................................       (50,951)       (41,659)
                                                        --------       --------

                                                        $(56,360)      $(46,902)
                                                        ========       ========

Note 12 - Shareholders' equity:

Common stock

                                                  Shares of common stock
                                            ------------------------------------
                                                          Treasury
                                            Issued         stock     Outstanding
                                            ------        --------   -----------
                                                      (In thousands)

Balance at December 31, 1995 .......        66,839         15,748         51,091
  Treasury shares reissued .........            --            (27)            27
                                            ------         ------         ------

Balance at December 31, 1996 .......        66,839         15,721         51,118
  Treasury shares reissued .........            --           (149)           149
                                            ------         ------         ------

Balance at December 31, 1997 .......        66,839         15,572         51,267
  Treasury shares reissued .........            --           (544)           544
                                            ------         ------         ------

Balance at December 31, 1998 .......        66,839         15,028         51,811
                                            ======         ======         ======

      The Company reinstated a regular quarterly dividend in June 1998 and subsequently paid three quarterly $.03 per share cash dividends in 1998. On
February 10, 1999, the Company's Board of Directors increased the regular quarterly dividend to $.035 per share and declared a dividend to shareholders of record as of March 17, 1999 to be paid on March 31, 1999.

Common stock options

      The NL Industries, Inc. 1998 Long-Term Incentive Plan (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("the Predecessor Option Plan") remain outstanding at December 31, 1998, no additional options may be granted under the Predecessor Option Plan.

      Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 1998, 4,990,000 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

      In addition to the NL Option Plan, the Company had a stock option plan for its nonemployee directors that expired in 1998. At December 31, 1998 there were options to acquire 8,000 shares of common stock outstanding under this plan, all of which were fully vested. Future grants to directors are expected to be granted from the NL Option Plan.

      Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the nonemployee director plan are summarized in the table below.

                                                    Exercise price      Amount
                                                       per share       payable
                                                 --------------------    upon
                                     Shares         Low       High     exercise
                                     ------      ---------  ---------  --------
                                       (In thousands, except per share amounts)

Outstanding at December 31, 1995      2,393      $    4.81  $   24.19  $ 27,321

  Granted ......................        218          14.25      17.25     3,316
  Exercised ....................        (27)          5.00      10.78      (262)
  Forfeited ....................        (10)          5.00      14.25       (91)
  Expired ......................         (1)         10.78      10.78        (6)
                                      -----      ---------  ---------  --------

Outstanding at December 31, 1996      2,573           4.81      24.19    30,278
                                      -----      ---------  ---------  --------

  Granted ......................        442          11.88      14.88     5,792
  Exercised ....................       (149)          4.81      11.81    (1,025)
  Forfeited ....................        (21)          5.00      22.29      (284)
                                      -----      ---------  ---------  --------

Outstanding at December 31, 1997      2,845           4.81      24.19    34,761

  Granted ......................        474          17.97      21.97     9,334
  Exercised ....................       (960)          4.81      17.25    (8,740)
  Forfeited ....................       (240)          5.00      19.97    (4,336)
                                      -----      ---------  ---------  --------

Outstanding at December 31, 1998      2,119      $    5.00  $   24.19  $ 31,019
                                      =====      =========  =========  ========

      At  December  31,  1996,  1997 and 1998  options  to  purchase  1,660,068,
1,801,955 and 957,861 shares, respectively, were exercisable and options to purchase 358,220 shares become exercisable in 1999. Of the exercisable options at December 31, 1998, options to purchase 641,621 shares had exercise prices less than the Company's December 31, 1998 quoted market price of $14.19 per share. Outstanding options at December 31, 1998 expire at various dates through 2008, with a weighted-average remaining life of six years.

      The pro forma information required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted-average fair values of options granted during 1996, 1997 and 1998 were $8.38, $6.35 and $9.78 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1996, 1997 and 1998: stock price volatility of 42%, 37% and 51% in 1996, 1997 and 1998, respectively; risk-free rate of return of 5% in 1996 and 1997 and 4% in 1998; no dividend yield in 1996 and 1997, and a dividend yield of .9% in 1998; and an expected term of 10 years in 1996, 9 years in 1997 and 8 years in 1998. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The Company's pro forma net income (loss) and basic net income (loss) per common share were as follows. The pro forma impact on earnings per common share for 1996, 1997 and 1998 is not necessarily indicative of future effects on earnings per share.


                                                  Years Ended December 31,
                                          --------------------------------------
                                              1996         1997          1998
                                          -----------  -----------   -----------
                                         (In thousands except per share amounts)

Net income (loss)- as reported ........   $    10,817  $    (9,473)  $   366,678
Net income (loss)- pro forma ..........   $    10,085  $   (11,057)  $   363,843

Net income (loss) per basic common
 share - as reported ..................   $       .21  $      (.19)  $      7.13
Net income (loss) per basic common
 share - pro forma ....................   $       .20  $      (.22)  $      7.07


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

                                                  Years ended December 31,
                                             ----------------------------------
                                               1996         1997         1998
                                             --------    ---------    ---------
                                                    (In thousands)

Pretax income (loss):
  U.S ....................................   $ 20,481    $  (9,308)   $  57,638
  Non-U.S ................................    (30,715)     (18,381)      52,052
                                             --------    ---------    ---------

                                             $(10,234)   $ (27,689)   $ 109,690
                                             ========    =========    =========

Expected tax expense (benefit) ...........   $ (3,581)   $  (9,692)   $  38,391
Non-U.S. tax rates .......................         (6)        (784)         339
German solidarity income taxes ...........         --        3,597        2,168
Valuation allowance ......................      3,013        5,107      (19,143)
Incremental tax on income of companies
 not included in the NL Tax Group ........      3,423        3,886        4,277
Refund of prior-year German dividend
 withholding taxes .......................         --           --       (8,219)
U.S. state income taxes ..................       (569)         231          307
Other, net ...............................       (784)        (101)       1,668
                                             --------    ---------    ---------

                                             $  1,496    $   2,244    $  19,788
                                             ========    =========    =========


                                                    Years ended December 31,
                                               --------------------------------
                                                 1996        1997        1998
                                               --------    --------    --------
                                                         (In thousands)

Provision for income taxes:
  Current income tax expense (benefit):
    U.S. federal ...........................   $ (3,539)   $ (6,881)   $    850
    U.S. state .............................       (460)        681         307
    Non-U.S ................................      5,198      14,071      13,643
                                               --------    --------    --------

                                                  1,199       7,871      14,800
                                               --------    --------    --------
  Deferred income tax expense (benefit):
    U.S. federal ...........................     (6,493)      1,224       2,112
    U.S. state .............................       (668)       (450)         --
    Non-U.S ................................      7,458      (6,401)      2,876
                                               --------    --------    --------

                                                    297      (5,627)      4,988
                                               --------    --------    --------

                                               $  1,496    $  2,244    $ 19,788
                                               ========    ========    ========

Comprehensive provision (benefit) for
 income taxes allocable to:
  Pretax income (loss) .....................   $  1,496    $  2,244    $ 19,788
  Discontinued operations ..................     13,337      12,475      87,000
  Extraordinary item .......................         --          --      (5,698)
  Additional paid-in capital ...............         --          --      (3,796)
  Other comprehensive income:
    Marketable securities ..................        971       1,626         108
    Currency translation ...................       (642)        410          --
                                               --------    --------    --------

                                               $ 15,162    $ 16,755    $ 97,402
                                               ========    ========    ========


      The components of the net deferred tax liability are summarized below:

                                                       December 31,
                                --------------------------------------------------
                                          1997                       1998
                                          ----                       ----
                                      Deferred tax               Deferred tax
                                ------------------------    ----------------------
                                  Assets     Liabilities    Assets     Liabilities
                                ---------    -----------    -------    -----------
                                             (In thousands)

Tax effect of temporary
 differences relating to:
  Inventories ..............    $   4,223     $  (2,674)    $   3,359     $  (3,858)
  Property and equipment ...           --      (105,806)           --      (110,189)
  Accrued postretirement
   benefits cost ...........       19,682            --        16,434            --
  Accrued (prepaid)
   pension cost ............        5,296       (16,697)        5,341       (18,921)
  Accrued environmental
   costs ...................       45,242            --        42,666            --
  Noncompete agreement .....           --            --         5,717            --
  Other accrued
   liabilities and
   deductible
   differences .............       42,393            --        17,094            --
  Other taxable
   differences .............           --       (85,139)           --      (135,487)
Tax on unremitted
 earnings of
 non-U.S. subsidiaries .....           --       (17,551)           --       (21,351)
Tax loss and tax credit
 carryforwards .............      167,680            --       138,211            --
Valuation allowance ........     (188,585)           --      (134,477)           --
                                ---------     ---------     ---------     ---------

  Gross deferred tax
   assets (liabilities) ....       95,931      (227,867)       94,345      (289,806)

Reclassification,
 principally netting by
 tax jurisdiction ..........      (94,179)       94,179       (92,390)       92,390
                                ---------     ---------     ---------     ---------

  Net total deferred tax
   assets (liabilities) ....        1,752      (133,688)        1,955      (197,416)
  Net current deferred
   tax assets
   (liabilities) ...........        1,642          (891)        1,955        (1,236)
                                ---------     ---------     ---------     ---------

  Net noncurrent deferred
   tax assets
   (liabilities) ...........    $     110     $(132,797)    $      --     $(196,180)
                                =========     =========     =========     =========

      Changes in the Company's deferred income tax valuation allowance during the past three years are summarized below. The decrease in deductible temporary differences in 1998 includes items that have been reported as discontinued operations.

                                                  Years ended December 31,
                                            -----------------------------------
                                               1996         1997         1998
                                            ---------    ---------    ---------
                                                    (In thousands)

Balance at the beginning of year ........   $ 195,569    $ 207,117    $ 188,585

  Recognition of certain deductible tax
   attributes which previously did not
   meet the "more-likely-than-not"
   recognition criteria .................     (10,766)     (11,106)     (64,274)
  Increase in certain deductible
   temporary differences which the
   Company believes do not meet the
   "more-likely-than-not" recognition
   criteria .............................      13,779       16,213        6,964
  Offset to the change in gross deferred
   income tax assets due to dual
   residency status of a Company
   subsidiary and redetermination of
   certain U.S. tax attributes ..........      14,472      (11,300)      (3,734)
  Foreign currency translation ..........      (5,937)     (12,339)       6,936
                                            ---------    ---------    ---------

Balance at the end of year ..............   $ 207,117    $ 188,585    $ 134,477
                                            =========    =========    =========

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. The Company previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. In the third quarter of 1998, the Company received a DM 14 million ($8.2 million when received) refund of 1990 German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a 1998 German Supreme Court decision in favor of another taxpayer. The refund resulted in a reduction of the settlement amount from DM 44 million referred to above to DM 30 million for years through 1990. No further withholding tax refunds are expected.

      Certain other significant German tax contingencies aggregating an estimated DM 172 million ($103 million at December 31, 1998) through 1997 remain outstanding and are in litigation. Of these, one primary issue represents disputed amounts aggregating DM 160 million ($96 million at December 31, 1998) for years through 1997. The Company has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997 a German tax court proceeding involving a tax issue substantially the same as this issue was decided in favor of the taxpayer. The German tax authorities appealed that decision to the German Supreme Court which in February 1999 rendered its judgment in favor of the taxpayer. The Company believes that the German Supreme Court's judgment should determine the outcome of the Company's primary dispute with the German tax authorities. Based on this recent favorable judgment, the Company will request that the tax assessments be withdrawn. The Company has granted a DM 94 million ($57 million at December 31, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen related to this tax contingency, and a DM 5 million ($3 million at December 31, 1998) lien in favor of the German federal tax authorities for other tax contingencies. If the German tax authorities withdraw their assessments based on the German Supreme Court's decision, the Company expects to request the release of the DM 94 million lien in favor of the City of Leverkusen.

      In addition, during 1997 the Company reached an agreement with the German tax authorities regarding certain other issues not in litigation for the years 1991 through 1994, and agreed to pay additional tax deficiencies of DM 9 million ($5 million at December 31, 1998), most of which was paid in the third quarter of 1998.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1998) relating to 1994. The Company has appealed this assessment and has begun litigation proceedings. During 1998 the Company was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at December 31, 1998) will likely be proposed for the year 1996. The Company intends to vigorously contest this issue and litigate, if necessary. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

      The Company utilized foreign tax credit carryforwards of $2 million in 1996 and $17 million in 1997, and utilized U.S. net operating loss carryforwards of $20 million in 1997 to reduce U.S. federal income tax expense. In 1998 the Company utilized $13 million of alternative minimum tax credit carryforwards (the benefit of which was recognized in discontinued operations) to reduce U.S. federal income tax expense and $6 million of foreign tax credit carryovers expired unutilized. At December 31, 1998 for U.S. federal income tax purposes, the Company has approximately $2 million of unutilized foreign tax credit carryforwards which expire in 1999. The Company also has approximately $360 million of income tax loss carryforwards in Germany with no expiration date.

Note 14 - Other income, net:

                                                    Years ended December 31,
                                               --------------------------------
                                                 1996         1997       1998
                                               --------     -------    --------
                                                      (In thousands)

Securities earnings:
  Interest and dividends ..................    $  4,708     $ 2,736    $ 14,921
  Securities transactions .................          --       2,657          --
                                               --------     -------    --------
                                                  4,708       5,393      14,921
Currency transaction gains, net ...........       5,890       5,919       4,157
Noncompete agreement income ...............          --          --       3,667
Trade interest income .....................       1,613       2,983       2,115
Disposition of property and equipment .....      (2,236)      1,735        (768)
Technology fee income .....................       8,743          --          --
Pension and OPEB curtailment gains ........       3,240          --          --
Litigation settlement gains ...............       2,756          --          --
Other, net ................................       2,955       3,337       1,361
                                               --------     -------    --------

                                               $ 27,669     $19,367    $ 25,453
                                               ========     =======    ========

      The Company received a $20 million fee as part of the sale of Rheox in January 1998 in payment for entering into a five-year covenant not to compete in the rheological products business. The Company is amortizing the fee to income using the straight-line method over the five-year noncompete period beginning January 30, 1998. Technology fee income was amortized by the straight-line method over a three-year period ending October 1996.

Note 15 - Other items:

      Advertising costs included in continuing operations, expensed as incurred, were $1 million in each of 1996, 1997 and 1998.

      Research, development and certain sales technical support costs included in continuing operations is expensed as incurred and approximated $8 million in 1996 and $7 million in each of 1997 and 1998.

      Interest capitalized related to continuing operations in connection with long-term capital projects was $2 million in each of 1996 and 1997 and $1 million in 1998.

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

      The Company is a party to an intercorporate services agreement with Contran (the "Contran ISA") whereby Contran provides certain management services to the Company on a fee basis. Management services fee expense related to the Contran ISA was $.4 million in 1996, $.5 million in 1997 and $1.0 million in 1998.

      The Company is a party to an intercorporate services agreement with Valhi (the "Valhi ISA") whereby Valhi and the Company provide certain management, financial and administrative services to each other on a fee basis. Net management services fee expense (income) related to the Valhi ISA was $.1 million in 1996, $(.1) million in 1997 and nil in 1998.

      The Company is party to an intercorporate services agreement with Tremont (the "Tremont ISA"). Under the terms of the contract, the Company provides certain management and financial services to Tremont on a fee basis. Management services fee income related to the Tremont ISA was $.1 million in 1996, $.2 million in 1997 and $.1 million in 1998.

      The Company is party to an intercorporate services agreement (the "Timet ISA") with Titanium Metals Corporation ("Timet"), approximately 39% of the outstanding common stock of which is currently held by Tremont. Under the terms of the contract, the Company provides certain management and financial services to Timet on a fee basis. Management services fee income related to the Timet ISA was $.3 million in each of 1997 and 1998.

      The Company is party to an intercorporate services agreement (the "CompX ISA") with CompX International, Inc. ("CompX"). Under the terms of the contract, the Company provides certain management and administrative services to CompX on a fee basis. Management services fee income related to the CompX ISA was $.1 million in 1998.

      Purchases of TiO2 from LPC were $69.8 million in 1996, $78.1 million in 1997 and $89.0 million in 1998.

      An employee of the Company has been granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. Prior to March 1998, the Company paid Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense of $1,000 in 1996, $68,000 in 1997 and nil in 1998 in a manner similar to accounting for SARs. Subsequent to March 1998, the Company no longer will pay Valhi upon the exercise of such options.

      The Company and NL Insurance, Ltd. of Vermont ("NLIV"), a wholly-owned subsidiary of Tremont, are parties to an Insurance Sharing Agreement ("ISA") with respect to certain loss payments and reserves established by NLIV that (i) arise out of claims against other entities for which the Company is responsible and (ii) are subject to payment by NLIV under certain reinsurance contracts. Also, NLIV will credit the Company with respect to certain underwriting profits or credit recoveries that NLIV receives from independent reinsurers that relate to retained liabilities. In the first quarter of 1999 the Company collateralized letters of credit issued and outstanding on behalf of NLIV pursuant to the ISA with $9.7 million of the Company's cash, and expects to classify such amount as current restricted cash equivalents in the first quarter of 1999.

      EWI RE, Inc. ("EWI") arranges for and brokers certain of the Company's insurance policies and those of the Company's 50%-owned joint venture. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. Consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company and its joint venture paid an aggregate of approximately $3.0 million for such policies in 1998, which amount principally included payments for reinsurance premiums paid to third parties, but also included commissions paid to EWI.

      Net amounts payable to affiliates are summarized in the following table.

                                                            December 31,
                                                   ----------------------------
                                                     1997                1998
                                                   --------            --------
                                                          (In thousands)

Tremont Corporation ....................           $  3,354            $  3,053
LPC ....................................              8,513               8,264
Other, net .............................               (355)               (692)
                                                   --------            --------

                                                   $ 11,512            $ 10,625
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

      Net rent expense included in continuing operations aggregated $8 million in 1996, $7 million in 1997 and $6 million in 1998. At December 31, 1998 minimum rental commitments under the terms of noncancellable operating leases, excluding discontinued operations, were as follows:

Years ending December 31,                             Real Estate      Equipment
-------------------------                             -----------      ---------
                                                             (In thousands)
 1999                                                  $ 2,151            $1,130
 2000                                                    1,135               722
 2001                                                    1,093               300
 2002                                                    1,093               105
 2003                                                      916                32
 2004 and thereafter                                    19,996                 5
                                                       -------            ------

                                                       $26,384            $2,294
                                                       =======            ======

Capital expenditures

      At December 31, 1998 the estimated cost to complete capital projects in process approximated $14 million, including $7 million to complete a landfill expansion for the Company's Belgian facility.

Purchase commitments

      The Company has long-term supply contracts that provide for the Company's chloride feedstock requirements through 2000. The agreements require the Company to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $98 million.

Legal proceedings

      Lead pigment litigation. Since 1987, the Company, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, strict liability, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

      The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; some are on appeal.

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

      Environmental matters and litigation. Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named a potential responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List. These actions seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. While the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1998 the Company had accrued $126 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $160 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

      Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

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

Concentrations of credit risk

      Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of net sales. In each of the past three years, approximately one-half of the Company's TiO2 sales by volume were to Europe and approximately 37% in 1996, 36% in 1997 and 37% in 1998 of sales were attributable to North America.

      Consolidated cash, cash equivalents and restricted cash equivalents includes $53 million and $136 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 1997 and 1998, respectively, of which $45 million and $126 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

Note 18 - Financial instruments:

      Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.


                                               December 31,       December 31,
                                                  1997               1998
                                           ------------------   ----------------
                                           Carrying    Fair     Carrying  Fair
                                            Amount     Value     Amount   Value
                                           --------    -----    --------  -----
                                                       (In millions)

Cash, cash equivalents and current
 restricted cash equivalents                $ 106.1    $106.1    $163.1   $163.1
Marketable securities - classified as
 available-for-sale                            17.3      17.3      17.6     17.6

Notes payable and long-term debt:
 Fixed rate with market quotes:
    Senior Secured Notes                    $ 250.0    $277.9    $244.0   $253.1
    Senior Secured Discount Notes             169.9     186.7       -        -
  Variable rate debt                          338.3     338.3     150.0    150.0

Common shareholders' equity (deficit)       $(222.3)   $698.5    $152.3   $735.1


      Fair value of the Company's marketable securities and Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity (deficit) is based upon quoted market prices for NL's common stock at the end of the year.

      In connection with its credit facility, Rheox entered into interest rate collar agreements in 1997 which effectively set minimum and maximum U.S. LIBOR interest rates of 5.25% and 8%, respectively, on $50 million principal amount of its variable-rate bank term loan through May 2001. The margin on such borrowings ranged from .75% to 1.75%, depending upon the level of a certain Rheox financial ratio. The Company was exposed to interest rate risk in the event of nonperformance by the other parties to the agreements. At December 31, 1997 the estimated fair value of such agreements was estimated to be a $.1 million payable. Such fair value represented the amount the Company would pay if it terminated the collar agreements at that date, and is based upon quotes obtained from the counter party financial institutions. The Company terminated these agreements in the first quarter of 1998 concurrently with the prepayment and termination of the underlying credit facility. See Note 20. The Company held no derivative financial instruments at December 31, 1998.

Note 19 - Quarterly financial data (unaudited):

                                                    Quarter ended
                                    --------------------------------------------
                                    March 31    June 30      Sept. 30    Dec. 31
                                    --------    -------      --------    -------
                                      (In thousands, except per share amounts)

Year ended December 31, 1997:

  Net sales ....................   $ 204,389    $ 214,354    $210,343   $208,154
  Cost of sales ................     167,175      172,679     162,499    147,592
  Operating income .............       8,689       16,815      24,908     32,089
  Income (loss) from
   continuing operations .......     (40,180)      (3,428)      3,984      9,749
  Net income (loss) ............   $ (35,721)   $   2,255    $  9,761   $ 14,232
                                   =========    =========    ========   ========
  Basic and diluted
   earnings per share:
    Income (loss) from
     continuing operations .....   $    (.79)   $    (.07)   $    .08   $    .19
                                   =========    =========    ========   ========
    Net income (loss) ..........   $    (.70)   $     .04    $    .19   $    .28
                                   =========    =========    ========   ========
  Weighted average common
   shares and potential
   common shares
   outstanding:
    Basic ......................      51,140       51,144      51,146     51,175
    Diluted ....................      51,140       51,144      51,585     51,717

Year ended December 31, 1998:

  Net sales ....................   $ 222,629    $ 241,645    $221,520   $208,930
  Cost of sales ................     156,915      167,329     151,782    142,421
  Operating income .............      39,399       46,725      45,024     40,033
  Income from continuing
   operations ..................      16,300       23,414      31,359     18,789
  Net income ...................   $ 301,015    $  23,729    $ 28,959   $ 12,975
                                   =========    =========    ========   ========
  Earnings per share:
    Basic:
      Income from
       continuing
       operations ..............   $     .32    $     .46    $    .61   $    .36
                                   =========    =========    ========   ========
      Net income ...............   $    5.87    $     .46    $    .56   $    .25
                                   =========    =========    ========   ========
    Diluted:
      Income from
       continuing
       operations ..............   $     .31    $     .45    $    .60   $    .36
                                   =========    =========    ========   ========
      Net income ...............   $    5.80    $     .46    $    .55   $    .25
                                   =========    =========    ========   ========
  Weighted average common
   shares and potential
   common shares
   outstanding:
    Basic ......................      51,282       51,341      51,444     51,805
    Diluted ....................      51,852       52,030      52,194     52,014


Note 20 - Discontinued operations:

      The Company sold the net assets of its Rheox specialty chemical business to Elementis plc for $465 million cash (before fees and expenses) in January 1998, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. The Company recognized an after-tax gain of approximately $286 million on the sale of this business segment. As a result of the sale, the Company has presented the results of this business segment as discontinued operations for all periods presented. Following the sale of its assets, Rheox, Inc. was renamed NL Capital Corporation.

      Condensed income statements related to discontinued operations for the years ended December 31, 1996 and 1997 and the month ended January 31, 1998 are as follows. Interest expense has been allocated to discontinued operations based on the amount of debt specifically attributed to Rheox's operations.

                                           Years ended  December 31, Month ended
                                           ------------------------- January 31,
                                              1996         1997         1998
                                           ----------    ---------   -----------
                                                    (In thousands)

Net sales ...............................   $ 134,895    $ 147,199    $  12,630
Other income (expense), net .............       2,811         (200)         (50)
                                            ---------    ---------    ---------

                                              137,706      146,999       12,580
                                            ---------    ---------    ---------

Cost of sales ...........................      69,843       73,583        6,969
Selling, general and administrative .....      26,310       29,231        2,737
Interest expense ........................       5,706       11,207          771
                                            ---------    ---------    ---------

                                              101,859      114,021       10,477
                                            ---------    ---------    ---------

    Income before income taxes and
     minority interest ..................      35,847       32,978        2,103

Income tax expense ......................      13,337       12,475          778
Minority interest .......................         (42)         101           --
                                            ---------    ---------    ---------

                                               22,552       20,402        1,325

Gain from sale of Rheox, net of tax
 expense of $86,222 .....................          --           --      286,071
                                            ---------    ---------    ---------

                                            $  22,552    $  20,402    $ 287,396
                                            =========    =========    =========


      A condensed balance sheet related to discontinued operations included in the Company's consolidated balance sheet at December 31, 1997 is as follows.


                                                                    December 31,
               ASSETS                                                   1997
                                                                  --------------
                                                                  (In thousands)

Current assets:
  Cash and cash equivalents .................................         $   9,137
  Accounts and notes receivable .............................            15,415
  Inventories ...............................................            19,921
  Other current assets ......................................             6,443
                                                                      ---------

    Total current assets ....................................            50,916

Other assets:
  Property, plant and equipment, net ........................            30,308
  Other assets ..............................................             7,411
                                                                      ---------

                                                                      $  88,635
                                                                      =========

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current maturities of long-term debt ......................         $  15,000
  Other current liabilities .................................            19,129
                                                                      ---------

    Total current liabilities ...............................            34,129
                                                                      ---------

Noncurrent liabilities:
  Long-term debt ............................................           102,500
  Deferred income taxes .....................................             2,485
  Other noncurrent liabilities ..............................             4,489
                                                                      ---------

    Total noncurrent liabilities ............................           109,474
                                                                      ---------

Stockholder's deficit .......................................           (54,968)
                                                                      ---------

                                                                      $  88,635
                                                                      =========

      Condensed  cash  flow  data  for  Rheox  (excluding   dividends  paid  to,
contributions received from and intercompany loans with NL) is presented below.

                                           Years ended December 31,  Month ended
                                           ------------------------  January 31,
                                               1996        1997         1998
                                            ---------    ---------    ---------
                                                       (In thousands)

Cash flows from operating activities ....   $  20,705    $  31,506    $ (30,587)
                                            ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures ..................      (2,665)      (2,330)         (26)
  Purchase of minority interests ........      (5,168)          --           --
  Other, net ............................         457           16           --
                                            ---------    ---------    ---------

                                               (7,376)      (2,314)         (26)
                                            ---------    ---------    ---------
Cash flows from financing activities:
  Indebtedness, net .....................     (23,041)     100,940     (117,500)
  Other, net ............................        (451)          --           --
                                            ---------    ---------    ---------

                                              (23,492)     100,940     (117,500)
                                            ---------    ---------    ---------
    Net change from operating,
     investing and financing
     activities .........................   $ (10,163)   $ 130,132    $(148,113)
                                            =========    =========    =========

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of NL Industries, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated February 10, 1999 appearing on page F-2 of the 1998 Annual Report on Form 10-K of NL Industries, Inc. also included an audit of the financial statement schedules listed in Item 14(a) and (d) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for environmental remediation costs in 1997 in accordance with Statement of Position No. 96-1.



                                    PricewaterhouseCoopers LLP

Houston, Texas
February 10, 1999

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Condensed Balance Sheets

                          December 31, 1997 and 1998
                                (In thousands)

                                                           1997           1998
                                                         ---------      --------

Current assets:
  Cash and cash equivalents ........................     $  11,607      $ 13,853
  Restricted cash equivalents ......................         4,934         5,500
  Accounts and notes receivable ....................         7,119            29
  Receivable from subsidiaries .....................        10,625         8,482
  Refundable income taxes ..........................            --         5,713
  Prepaid expenses .................................           256           162
  Deferred income taxes ............................            --           115
                                                         ---------      --------
      Total current assets .........................        34,541        33,854
                                                         ---------      --------
Other assets:
  Marketable securities ............................        17,270         4,087
  Notes receivable from subsidiary .................       573,218       419,164
  Investment in subsidiaries .......................      (216,264)      312,764
  Other ............................................         5,778         3,223
                                                         ---------      --------
      Total other assets ...........................       380,002       739,238
                                                         ---------      --------
Property and equipment, net ........................         3,221         3,011
                                                         ---------      --------
                                                         $ 417,764      $776,103
                                                         =========      ========

Current liabilities:
  Accounts payable and accrued liabilities .........     $  35,636      $ 28,873
  Payable to affiliates ............................         3,218         3,777
  Income taxes .....................................         5,051            --
  Deferred income taxes ............................         1,640            --
                                                         ---------      --------
      Total current liabilities ....................        45,545        32,650
                                                         ---------      --------
Noncurrent liabilities:
  Long-term debt ...................................       419,857       244,000
  Notes payable to affiliates ......................            --       265,838
  Deferred income taxes ............................        12,856         8,940
  Accrued pension cost .............................         7,019        12,351
  Accrued postretirement benefits cost .............        31,117        25,655
  Other ............................................       123,639        34,335
                                                         ---------      --------
      Total noncurrent liabilities .................       594,488       591,119
                                                         ---------      --------
Shareholders' equity (deficit) .....................      (222,269)      152,334
                                                         ---------      --------
                                                         $ 417,764      $776,103
                                                         =========      ========

Contingencies (Note 4)

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                        Condensed Statements of Income

                 Years ended December 31, 1996, 1997 and 1998

                                (In thousands)

                                               1996        1997         1998
                                             --------    ---------    ---------

Revenues and other income:
  Equity in income (loss) from
   continuing operations of
   subsidiaries ..........................   $ (4,316)   $  (1,019)   $  73,839
  Interest and dividends .................      1,461        1,246        1,812
  Interest income from subsidiaries:
    Continuing ...........................     47,097       57,851       56,089
    Discontinued .........................      2,641        1,189           --
  Securities transactions ................         --        2,657        5,635
  Other income, net ......................      1,873          523        4,421
                                             --------    ---------    ---------

                                               48,756       62,447      141,796
                                             --------    ---------    ---------
Costs and expenses:
  General and administrative .............     18,094       49,502       10,756
  Interest ...............................     47,940       50,319       55,078
                                             --------    ---------    ---------

                                               66,034       99,821       65,834
                                             --------    ---------    ---------

      Income (loss) from continuing
       operations before income taxes ....    (17,278)     (37,374)      75,962

Income tax benefit .......................      5,543        7,499       13,900
                                             --------    ---------    ---------

      Income (loss) from continuing
       operations ........................    (11,735)     (29,875)      89,862

Discontinued operations ..................     22,552       20,402      287,396
Extraordinary item .......................         --           --      (10,580)
                                             --------    ---------    ---------

      Net income (loss) ..................   $ 10,817    $  (9,473)   $ 366,678
                                             ========    =========    =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows

                 Years ended December 31, 1996, 1997 and 1998

                                (In thousands)



                                                1996        1997        1998
                                              --------    --------    ---------

Cash flows from operating activities:
  Net income (loss) .......................   $ 10,817    $ (9,473)   $ 366,678
  Equity in (income) loss of subsidiaries:
    Continuing ............................      4,316       1,019      (73,839)
    Discontinued ..........................    (22,552)    (20,402)    (287,396)
  Distributions from subsidiaries:
    Continuing ............................     20,000      35,000       15,000
    Discontinued ..........................         --      30,000           --
  Noncash interest expense ................        842      (7,523)      (8,660)
  Deferred income taxes ...................     (1,443)      1,224       (3,862)
  Securities transactions .................         --      (2,657)      (3,711)
  Change in accounting for environmental
   remediation costs ......................         --      30,000           --
  Other, net ..............................     (3,291)     (2,544)      (3,382)
                                              --------    --------    ---------

                                                 8,689      54,644          828

  Change in assets and liabilities, net ...     (8,593)        789       92,018
                                              --------    --------    ---------

      Net cash provided by operating
       activities .........................         96      55,433       92,846
                                              --------    --------    ---------

Cash flows from investing activities:
  Investments in and loans to subsidiaries     (12,941)    (58,900)          --
  Proceeds from disposition of securities .         --       6,875        6,875
  Change in restricted cash equivalents,
   net ....................................       (484)       (101)        (566)
  Capital expenditures ....................        (40)        (15)         (82)
  Other, net ..............................         11         (12)          87
                                              --------    --------    ---------

      Net cash provided (used) by investing
       activities .........................    (13,454)    (52,153)       6,314
                                              --------    --------    ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Statements of Cash Flows (Continued)

                 Years ended December 31, 1996, 1997 and 1998

                                (In thousands)


                                                1996        1997         1998
                                              --------    --------    ---------

Cash flows from financing activities:
  Indebtedness - principal payments .......   $     --    $     --    $(193,498)
  Borrowings from affiliates ..............         --          --       89,839
  Dividends ...............................    (15,333)         --       (4,636)
  Settlement of shareholder derivative
   lawsuit, net ...........................         --          --       11,211
  Treasury stock reissued .................        262       1,025          170
                                              --------    --------    ---------

      Net cash provided (used) by
       financing activities ...............    (15,071)      1,025      (96,914)
                                              --------    --------    ---------

  Increase (decrease) in cash and cash
   equivalents from:
    Operating activities ..................         96      55,433       92,846
    Investing activities ..................    (13,454)    (52,153)       6,314
    Financing activities ..................    (15,071)      1,025      (96,914)
                                              --------    --------    ---------

  Net change from operating, investing ....
   and financing activities ...............    (28,429)      4,305        2,246
  Balance at beginning of year ............     35,731       7,302       11,607
                                              --------    --------    ---------

  Balance at end of year ..................   $  7,302    $ 11,607    $  13,853
                                              ========    ========    =========


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Condensed Financial Information


Note 1 - Basis of presentation:

      The Consolidated Financial Statements of NL Industries, Inc. (the "Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference. In 1997 the Company adopted a new method of accounting for environmental remediation costs. See Note 2 to the Consolidated Financial Statements.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                             December 31,
                                                        -----------------------
                                                          1997           1998
                                                        ---------     ---------
                                                             (In thousands)

Current:
  Kronos and NLCC:
    Income taxes ...................................    $   3,381     $   1,099
    Other, net .....................................        7,024         5,873
  Other, net .......................................          356           786
  Tremont Corporation ..............................       (3,354)       (3,053)
                                                        ---------     ---------

                                                        $   7,407     $   4,705
                                                        =========     =========

Noncurrent:
  Notes receivable from Kronos .....................    $ 573,218     $ 419,164
  Notes payable to:
    NLCC ...........................................           --      (185,838)
    NL Environmental Management Services, Inc. .....           --       (80,000)
                                                        ---------     ---------

                                                        $ 573,218     $ 153,326
                                                        =========     =========

Note 3 - Long-term debt:

                                                              December 31,
                                                        ------------------------
                                                          1997            1998
                                                        --------        --------
                                                              (In thousands)

11.75% Senior Secured Notes ....................        $250,000        $244,000
13% Senior Secured Discount Notes ..............         169,857              --
                                                        --------        --------

                                                        $419,857        $244,000
                                                        ========        ========

      See Note 10 of the Consolidated Financial Statements for a description of the Notes.

      The Company's $244 million of Senior Secured Notes at December 31, 1998 are due October 2003.

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

Note 4 - Contingencies:

See Legal proceedings in Note 17 to the Consolidated Financial Statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (In thousands)


                                                           Charges
                                                          (credits)
                                              Balance at  to costs                     Currency
                                              beginning     and                       translation   Balance at
                Description                    of year    expenses    Deductions      adjustments   end of year
                -----------                   ----------  --------    ----------      -----------   -----------

Year ended December 31, 1998:
  Allowance for doubtful accounts and notes
   receivable .............................    $ 2,828    $  (208)    $  (363)(a)(b)    $   120     $ 2,377
                                               =======    =======     =======           =======     =======

  Amortization of intangibles .............    $22,366    $ 2,438     $(2,757)(b)       $ 1,657     $23,704
                                               =======    =======     =======           =======     =======


Year ended December 31, 1997:
  Allowance for doubtful accounts and notes
   receivable .............................    $ 3,813    $   382     $(1,153)(a)       $  (214)    $ 2,828
                                               =======    =======     =======           =======     =======

  Amortization of intangibles .............    $22,207    $ 2,862     $    --           $(2,703)    $22,366
                                               =======    =======     =======           =======     =======


Year ended December 31, 1996:
  Allowance for doubtful accounts and notes
   receivable .............................    $ 4,039    $ 1,274     $(1,331)(a)       $  (169)    $ 3,813
                                               =======    =======     =======           =======     =======

  Amortization of intangibles .............    $20,562    $ 3,152     $    --           $(1,507)    $22,207
                                               =======    =======     =======           =======     =======


(a)   Amounts written off, less recoveries.
(b)   Sale of Rheox's assets.