Form 10-Q
period 1999-03-31
NL INDUSTRIES INC
filed 1999-05-13
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1999

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






Number of shares of common stock outstanding on May 12, 1999:  51,826,139

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1998
             and March 31, 1999                                           3-4

            Consolidated Statements of Income - Three
             months ended March 31, 1998 and 1999                         5-6

            Consolidated Statements of Comprehensive Income
             - Three months ended March 31, 1998 and 1999                  7

            Consolidated Statement of Shareholders' Equity
             - Three months ended March 31, 1999                           8

            Consolidated Statements of Cash Flows - Three
             months ended March 31, 1998 and 1999                        9-10

            Notes to Consolidated Financial Statements                   11-16

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17-24


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             24

  Item 6.   Exhibits and Reports on Form 8-K                             24-25

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                     December 31,      March 31,
              ASSETS                                     1998            1999
                                                     ------------     ----------

Current assets:
  Cash and cash equivalents ......................     $  154,953     $  135,265
  Restricted cash equivalents ....................          8,164         17,211
  Accounts and notes receivable ..................        133,769        147,973
  Refundable income taxes ........................         15,919         13,896
  Inventories ....................................        228,611        209,251
  Prepaid expenses ...............................          2,724          4,274
  Deferred income taxes ..........................          1,955          2,274
                                                       ----------     ----------

      Total current assets .......................        546,095        530,144
                                                       ----------     ----------

Other assets:
  Marketable securities ..........................         17,580         16,133
  Investment in TiO2 manufacturing joint
   venture .......................................        171,202        164,702
  Prepaid pension cost ...........................         23,990         24,096
  Other ..........................................         13,927         12,070
                                                       ----------     ----------

      Total other assets .........................        226,699        217,001
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         19,626         18,301
  Buildings ......................................        144,228        135,795
  Machinery and equipment ........................        586,400        554,211
  Mining properties ..............................         84,015         82,866
  Construction in progress .......................          4,385          7,112
                                                       ----------     ----------
                                                          838,654        798,285
  Less accumulated depreciation and depletion ....        456,495        438,484
                                                       ----------     ----------

      Net property and equipment .................        382,159        359,801
                                                       ----------     ----------

                                                       $1,154,953     $1,106,946
                                                       ==========     ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                    December 31,       March 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY                1998             1999
                                                    ------------    ------------

Current liabilities:
  Notes payable ................................    $    36,391     $    33,293
  Current maturities of long-term debt .........         64,826          41,573
  Accounts payable and accrued liabilities .....        187,661         185,628
  Payable to affiliates ........................         10,625           9,013
  Income taxes .................................          9,224           5,817
  Deferred income taxes ........................          1,236           1,906
                                                    -----------     -----------

      Total current liabilities ................        309,963         277,230
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        292,803         302,211
  Deferred income taxes ........................        196,180         189,183
  Accrued pension cost .........................         44,649          41,043
  Accrued postretirement benefits cost .........         41,659          40,754
  Other ........................................        116,732         104,523
                                                    -----------     -----------

      Total noncurrent liabilities .............        692,023         677,714
                                                    -----------     -----------


Minority interest ..............................            633             616
                                                    -----------     -----------

Shareholders' equity:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        774,288         774,288
  Accumulated deficit ..........................       (133,379)       (121,253)
  Accumulated other comprehensive loss .........       (132,129)       (145,320)
  Treasury stock ...............................       (364,801)       (364,684)
                                                    -----------     -----------

      Total shareholders' equity ...............        152,334         151,386
                                                    -----------     -----------

                                                    $ 1,154,953     $ 1,106,946
                                                    ===========     ===========

Commitments and contingencies (Note 13)


         See accompanying notes to consolidated financial statements.
                                   - 4 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Three months ended March 31, 1998 and 1999

                     (In thousands, except per share data)




                                                            1998         1999
                                                          ---------    ---------

Revenues and other income:
  Net sales ...........................................   $ 222,629    $ 201,569
  Other, net ..........................................       5,981        6,413
                                                          ---------    ---------

                                                            228,610      207,982
                                                          ---------    ---------

Costs and expenses:
  Cost of sales .......................................     156,915      147,040
  Selling, general and administrative .................      32,639       32,562
  Interest ............................................      16,399        9,779
                                                          ---------    ---------

                                                            205,953      189,381
                                                          ---------    ---------

      Income from continuing operations before
       income taxes and minority interest .............      22,657       18,601

Income tax expense ....................................       6,342        4,650
                                                          ---------    ---------

      Income from continuing operations before
       minority interest ..............................      16,315       13,951

Minority interest .....................................          15           11
                                                          ---------    ---------

      Income from continuing operations ...............      16,300       13,940

Discontinued operations ...............................     287,060         --

Extraordinary item - early extinguishment of debt,
 net of tax benefit of $1,263 .........................      (2,345)        --
                                                          ---------    ---------

      Net income ......................................   $ 301,015    $  13,940
                                                          =========    =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Three months ended March 31, 1998 and 1999

                    (In thousands, except per share data)




                                                            1998         1999
                                                        ----------    ----------

Basic earnings per share:
  Continuing operations .............................   $      .32    $      .27
  Discontinued operations ...........................         5.60          --
  Extraordinary item ................................         (.05)         --
                                                        ----------    ----------

    Net income ......................................   $     5.87    $      .27
                                                        ==========    ==========


Diluted earnings per share:
  Continuing operations .............................   $      .31    $      .27
  Discontinued operations ...........................         5.54          --
  Extraordinary item ................................         (.05)         --
                                                        ----------    ----------

    Net income ......................................   $     5.80    $      .27
                                                        ==========    ==========

Shares used in the calculation of earnings per share:
  Basic .............................................       51,282        51,819
  Dilutive impact of stock options ..................          570            51
                                                        ----------    ----------

    Diluted .........................................       51,852        51,870
                                                        ==========    ==========



         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Three months ended March 31, 1998 and 1999

                                (In thousands)




                                                            1998         1999
                                                          --------     --------

Net income ..........................................     $301,015     $ 13,940
                                                          --------     --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment ..................          492         (940)
  Currency translation adjustment ...................          400      (12,251)
                                                          --------     --------

    Total other comprehensive income (loss) .........          892      (13,191)
                                                          --------     --------

      Comprehensive income ..........................     $301,907     $    749
                                                          ========     ========


         See accompanying notes to consolidated financial statements.
                                   - 7 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       Three months ended March 31, 1999

                                (In thousands)



                                                                              Accumulated other
                                                                         comprehensive income (loss)
                                           Additional                ------------------------------------
                                 Common     paid-in     Accumulated   Currency      Pension    Marketable    Treasury
                                  stock     capital       deficit    translation  liabilities  securities     stock        Total
                                ---------  ----------   -----------  -----------  -----------  ----------   ----------   ---------

Balance at December 31, 1998    $   8,355   $ 774,288   $(133,379)   $(133,440)   $  (3,187)   $   4,498    $(364,801)   $ 152,334

Net income ..................        --          --        13,940         --           --           --           --         13,940

Other comprehensive loss, net        --          --          --        (12,251)        --           (940)        --        (13,191)

Dividends ...................        --          --        (1,814)        --           --           --           --         (1,814)

Treasury stock reissued .....        --          --          --           --           --           --            117          117
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance at March 31, 1999 ...   $   8,355   $ 774,288   $(121,253)   $(145,691)   $  (3,187)   $   3,558    $(364,684)   $ 151,386
                                =========   =========   =========    =========    =========    =========    =========    =========




         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three months ended March 31, 1998 and 1999

                                (In thousands)




                                                          1998          1999
                                                        ---------     ---------

Cash flows from operating activities:
  Net income .......................................    $ 301,015     $  13,940
  Depreciation, depletion and amortization .........        8,463         8,662
  Noncash interest expense .........................        5,909           512
  Deferred income taxes ............................         (789)        1,518
  Distribution from TiO2 manufacturing joint
   venture .........................................         --           6,500
  Discontinued operations:
    Net gain from sale of Rheox ....................     (285,735)         --
    Income from operations of Rheox ................       (1,325)         --
  Other, net .......................................       (4,518)       (2,901)
                                                        ---------     ---------

                                                           23,020        28,231

  Change in assets and liabilities:
    Accounts and notes receivable ..................      (32,685)      (21,213)
    Inventories ....................................        3,552         8,570
    Prepaid expenses ...............................       (2,307)       (2,018)
    Accounts payable and accrued liabilities .......          873        (6,459)
    Income taxes ...................................       (3,399)       (1,937)
    Other, net .....................................       24,088        (2,374)
  Rheox, net .......................................       (1,193)         --
                                                        ---------     ---------

      Net cash provided by operating activities ....       11,949         2,800
                                                        ---------     ---------

Cash flows from investing activities:
  Change in restricted cash equivalents, net .......        4,009        (9,047)
  Capital expenditures .............................       (2,430)       (7,846)
  Investment in joint venture ......................         (371)         --
  Proceeds from disposition of property and
   equipment .......................................           11         2,114
  Proceeds from sale of Rheox ......................      435,080          --
  Rheox, net .......................................          (26)         --
                                                        ---------     ---------

      Net cash provided (used) by investing
       activities ..................................      436,273       (14,779)
                                                        ---------     ---------


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Three months ended March 31, 1998 and 1999

                                (In thousands)



                                                           1998         1999
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  30,491    $  56,271
    Principal payments ...............................     (98,499)     (60,599)
  Dividends paid .....................................        --         (1,814)
  Other, net .........................................         220          117
  Rheox, net .........................................    (117,500)        --
                                                         ---------    ---------

      Net cash used by financing activities ..........    (185,288)      (6,025)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     262,934      (18,004)
    Currency translation .............................        (660)      (1,684)
    Sale of Rheox ....................................      (7,630)        --
  Balance at beginning of period .....................      96,394      154,953
                                                         ---------    ---------

  Balance at end of period ...........................   $ 351,038    $ 135,265
                                                         =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ...............   $   4,322    $   1,990
  Income taxes, net ..................................       8,830        5,064




         See accompanying notes to consolidated financial statements.
                                   - 10 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly-owned subsidiary, Kronos, Inc. At March 31, 1999, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 58% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At March 31, 1999, Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 53% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1999 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended March 31, 1998 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

      The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact of adopting SFAS No. 133, if any, has not been determined but will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities.

NOTE 2 - EARNINGS PER SHARE:

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


                                                          Three months ended
                                                                March 31,
                                                        -----------------------
                                                          1998           1999
                                                        ---------     ---------
                                                              (In thousands)

Net sales ..........................................    $ 222,629     $ 201,569
Other income, excluding corporate ..................        1,348         3,693
                                                        ---------     ---------
                                                          223,977       205,262

Cost of sales ......................................      156,915       147,040
Selling, general and administrative, excluding
 corporate .........................................       27,663        27,261
                                                        ---------     ---------

  Operating income .................................       39,399        30,961

General corporate income (expense):
  Securities earnings, net .........................        3,848         1,600
  Expenses, net ....................................       (4,191)       (4,181)
  Interest expense .................................      (16,399)       (9,779)
                                                        ---------     ---------

                                                        $  22,657     $  18,601
                                                        =========     =========

NOTE 4 - INVENTORIES:


                                                    December 31,       March 31,
                                                        1998              1999
                                                    ------------       ---------
                                                           (In thousands)

Raw materials ............................           $ 46,114           $ 37,084
Work in process ..........................             11,530              8,547
Finished products ........................            136,225            130,937
Supplies .................................             34,742             32,683
                                                     --------           --------

                                                     $228,611           $209,251
                                                     ========           ========

NOTE 5 - NONCURRENT MARKETABLE SECURITIES:


                                                        December 31,   March 31,
                                                            1998          1999
                                                        ------------   ---------
                                                             (In thousands)

Available-for-sale - marketable equity securities:
  Unrealized gains ...................................    $  8,512     $  7,921
  Unrealized losses ..................................      (1,591)      (2,447)
  Cost ...............................................      10,659       10,659
                                                          --------     --------

      Aggregate market ...............................    $ 17,580     $ 16,133
                                                          ========     ========

NOTE 6 - OTHER NONCURRENT ASSETS:


                                                       December 31,    March 31,
                                                           1998           1999
                                                       ------------    ---------
                                                            (In thousands)

Deferred financing costs, net ..................         $ 4,124         $ 3,470
Restricted cash equivalents ....................           4,225           4,225
Intangible assets, net .........................           1,985           1,362
Other ..........................................           3,593           3,013
                                                         -------         -------

                                                         $13,927         $12,070
                                                         =======         =======

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:


                                                    December 31,       March 31,
                                                        1998              1999
                                                    ------------       ---------
                                                           (In thousands)

Accounts payable .........................           $ 55,270           $ 44,731
                                                     --------           --------
Accrued liabilities:
  Environmental costs ....................             44,122             53,910
  Employee benefits ......................             37,399             32,873
  Interest ...............................              7,346             14,619
  Other ..................................             43,524             39,495
                                                     --------           --------

                                                      132,391            140,897
                                                     --------           --------

                                                     $187,661           $185,628
                                                     ========           ========

NOTE 8 - OTHER NONCURRENT LIABILITIES:


                                                       December 31,    March 31,
                                                           1998          1999
                                                       ------------    ---------
                                                            (In thousands)

Environmental costs ..........................         $ 81,454         $ 69,453
Insurance claims and expenses ................           10,872           10,846
Deferred income ..............................           12,333           11,333
Employee benefits ............................            9,778            9,822
Other ........................................            2,295            3,069
                                                       --------         --------

                                                       $116,732         $104,523
                                                       ========         ========

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:


                                                       December 31,    March 31,
                                                           1998           1999
                                                       ------------    ---------
                                                              (In thousands)

Notes payable - Kronos (DM 60,500) ...................     $ 36,391     $ 33,293
                                                           ========     ========

Long-term debt:
  NL Industries - 11.75% Senior Secured Notes ........     $244,000     $244,000
                                                           --------     --------

  Kronos:
    DM bank credit facility (DM 187,322 and
     DM 180,072, respectively) .......................      112,674       99,094
    Other ............................................          955          690
                                                           --------     --------

                                                            113,629       99,784
                                                           --------     --------

                                                            357,629      343,784

Less current maturities ..............................       64,826       41,573
                                                           --------     --------

                                                           $292,803     $302,211
                                                           ========     ========

NOTE 10 - INCOME TAXES:

      The difference between the provision for income tax expense attributable to income from continuing operations before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                             Three months ended
                                                                   March 31,
                                                            -------------------
                                                              1998        1999
                                                            -------     -------
                                                               (In thousands)

Expected tax expense ...................................    $ 7,930     $ 6,510
Non-U.S. tax rates .....................................        (52)       (304)
German solidarity income taxes .........................        558         223
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...        926         458
Valuation allowance ....................................     (3,406)     (1,942)
U.S. state income taxes ................................        100          90
Other, net .............................................        286        (385)
                                                            -------     -------

      Income tax expense ...............................    $ 6,342     $ 4,650
                                                            =======     =======

NOTE 11 - OTHER INCOME, NET:


                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                            1998           1999
                                                          -------        -------
                                                               (In thousands)

Corporate interest and dividend income ............       $ 3,848        $ 1,600
Currency transaction gains, net ...................           583          1,569
Noncompete agreement income .......................           667          1,000
Disposition of property and equipment .............           (24)           979
Trade interest income .............................           581            948
Other, net ........................................           326            317
                                                          -------        -------

                                                          $ 5,981        $ 6,413
                                                          =======        =======

NOTE 12 - DISCONTINUED OPERATIONS:

      The Company sold the net assets of its Rheox specialty chemicals business for $465 million cash (before fees and expenses) in January 1998, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. The Company recognized an after-tax gain of approximately $286 million on the sale of this business segment.

      Condensed income statement and cash flow data for Rheox (excluding dividends paid to, contributions received from and intercompany loans with NL) is presented below. Interest expense has been allocated to discontinued operations based on the amount of debt specifically attributed to Rheox's operations.


                                                                   Three months
                                                                      ended
                                                                  March 31, 1998
                                                                  --------------
                                                                  (In thousands)
Operations:
  Net sales ....................................................      $  12,630
                                                                      =========

  Operating income .............................................      $   2,900
  Interest and other expenses ..................................            797
                                                                      ---------

      Income before income taxes ...............................          2,103

  Income tax expense ...........................................            778
                                                                      ---------

                                                                          1,325

Gain from sale of Rheox, net of tax expense of $86,222 .........        285,735
                                                                      ---------

                                                                      $ 287,060
                                                                      =========

Cash flows from:
  Operating activities .........................................      $  (1,193)
  Investing activities - capital expenditures ..................            (26)
  Financing activities - indebtedness, net .....................       (117,500)
                                                                      ---------

                                                                      $(118,719)
                                                                      =========

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings" and (iii) the 1998 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                                  Three months ended         %
                                                       March 31,          Change
                                                ----------------------    ------
                                                   1998         1999
                                                --------      --------
                                                    (In millions)

Net sales - Kronos .....................        $  222.6      $  201.6       -9%

Operating income - Kronos ..............        $   39.4      $   31.0      -21%

Percent changes in TiO2:
  Sales volume .........................                                    -16%
  Average selling prices
   (in billing currencies) .............                                     +5%

      Kronos' operating income in the first quarter of 1999 decreased from the first quarter of 1998 due to lower production and sales volumes, partially offset by higher average selling prices. Kronos' first quarter sales volume was 16% lower than the record sales volume in the first quarter of 1998 as worldwide demand weakened, particularly in Europe. In response to this lower demand, the Company reduced its production rates to more closely match its sales volumes. Average TiO2 selling prices for the first quarter of 1999 were 5% higher than the first quarter of 1998 and were even with the third and fourth quarters of 1998. Kronos expects its full-year 1999 operating income will be below that of 1998 primarily because of lower production volumes. Kronos anticipates its TiO2 sales volume for full-year 1999 will approximate that of 1998. Kronos' outlook for TiO2 prices during the remainder of 1999 is uncertain.

      Kronos' cost of sales as a percentage of net sales increased in the first quarter of 1999 primarily due to lower production volume, partially offset by higher average selling prices. Kronos' selling, general and administrative expenses decreased in the first quarter of 1999 due to lower distribution expenses associated with lower first-quarter 1999 sales volume, partially offset by unfavorable effects of foreign currency translation.

      A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales for the first quarter of 1999 by $4 million compared to the first quarter of 1998. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's operating expenses and the net impact of currency exchange rate fluctuations on the operating income comparison was not significant in the first quarter of 1999.

      The following table sets forth certain information regarding general corporate income (expense).


                                                 Three months ended
                                                      March 31,
                                               ---------------------
                                                 1998         1999       Difference
                                               -------       -------     ----------
                                                   (In millions)

Securities earnings ...................        $   3.8       $   1.6       $  (2.2)
Corporate expenses, net ...............           (4.2)         (4.2)           --
Interest expense ......................          (16.4)         (9.8)          6.6
                                               -------       -------       -------

                                               $ (16.8)      $ (12.4)      $   4.4
                                               =======       =======       =======

      Securities earnings decreased due to lower average balances available for investment. Interest expense decreased $6.6 million due to lower levels of outstanding debt. The Company expects its full-year 1999 securities earnings and interest expense will be lower than 1998, primarily due to lower average balances available for investment and lower levels of outstanding debt, respectively.

      In the first quarter of 1999, the Company reduced its deferred income tax valuation allowance by $1.9 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

      Discontinued operations in 1998 represent the Company's former specialty chemicals operations which were sold in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 1998 and 1999 are presented below.


                                                              Three months ended
                                                                    March 31,
                                                              ------------------
                                                                1998       1999
                                                               ------     ------
                                                                 (In millions)

Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities ..............    $ 23.0     $ 28.2
    Changes in assets and liabilities .....................     (11.1)     (25.4)
                                                               ------     ------
                                                                 11.9        2.8
  Investing activities ....................................     436.3      (14.8)
  Financing activities ....................................    (185.3)      (6.0)
                                                               ------     ------

      Net cash provided (used) by operating, investing,
       and financing activities ...........................    $262.9     $(18.0)
                                                               ======     ======

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the 1999 period increased from the comparable period in 1998 primarily due to a $6.5 million cash distribution from the Company's TiO2 manufacturing joint venture, partially offset by lower operating income. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first quarter of 1998 and 1999 primarily due to increases in receivables in each respective period. Cash provided by operations in 1998 also includes $20 million related to an agreement not to compete in the rheological products business.

      In accordance with the provisions of the DM credit agreement and as a result of the level of operating income in 1998 for Kronos International, Inc., the Company prepaid its DM 107 million ($60 million when paid) term loan in full in March 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. The revolver's balance of DM 180 million ($99 million at March 31, 1999) is scheduled to be reduced to DM 105 million in March 2000, with the remaining balance to be repaid in September 2000.

      At March 31, 1999, the Company had cash and cash equivalents aggregating $135 million ($33 million held by non-U.S. subsidiaries) and an additional $21 million of restricted cash equivalents. The Company's subsidiaries had $41 million available for borrowing at March 31, 1999 under existing non-U.S. credit facilities.

      In the first quarter of 1999, the Company paid a regular quarterly dividend of $.035 per share to shareholders aggregating $1.8 million. In May 1999 the Company's Board of Directors declared a regular quarterly dividend of $.035 per share to shareholders of record as of June 1, 1999 to be paid on June 16, 1999.

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

      Certain other significant German tax contingencies aggregating an estimated DM 188 million ($103 million at March 31, 1999) through 1998 remain outstanding and are in litigation. One primary issue relates to disputed amounts aggregating DM 181 million ($100 million at March 31, 1999) for years through 1998. The Company has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997 a German tax court proceeding involving a tax issue substantially the same as the Company's primary dispute was decided in favor of the taxpayer. The German tax authorities appealed that decision to the German Supreme Court, which in February 1999 rendered its judgment in favor of the taxpayer. The Company believes that the German Supreme Court's judgment should determine the outcome of the Company's primary dispute with the German tax authorities. Based on this recent favorable judgment, the Company has requested that the tax assessments related to this issue be withdrawn and expects a decision from the German authorities regarding this request during 1999. The Company has granted a DM 94 million ($52 million at March 31, 1999) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen related to this tax contingency, and a DM 5 million ($3 million at March 31, 1999) lien in favor of the German federal tax authorities for other tax contingencies. If the German tax authorities withdraw their assessments based on the German Supreme Court's decision, the Company expects to request the release of the DM 94 million lien in favor of the City of Leverkusen.

      On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, the Company expects its effective cash income tax rate in Germany will increase beginning in the second quarter of 1999. Through the use of ongoing tax planning strategies, the Company does not expect the income tax law changes to materially affect its deferred tax liabilities.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at March 31, 1999) relating to 1994. The Company has appealed this assessment and has begun litigation proceedings. During 1998 the Company was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at March 31, 1999) will likely be proposed for the year 1996. The
Company intends to vigorously contest this issue and litigate, if necessary. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. The Company believes it has adequate accruals ($123 million at March 31, 1999) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $160 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

      The Company has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for year 2000 compliance. The Company has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort is well under way on all critical IT and non-IT systems, and the Company anticipates that remediation of such critical systems will be substantially complete by June 1999, and that remediation and testing of all remaining systems will be complete by September 1999. Once systems undergo remediation, they are tested for year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. The Company uses a number of packaged software products that have been upgraded to a year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, the

Company's cost of becoming year 2000 compliant is expected to be approximately $2 million, of which about one-half has been spent through March 31, 1999.

      The Company has identified approximately 30 major computer systems and assessed them for year 2000 compliance. At March 31, 1999, the Company believes approximately 80% of such systems are year 2000 compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.

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

      Although the Company expects its systems to be year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the year 2000 compliance programs of its vendors, suppliers, and customers. The Company also cannot predict whether its major software vendors, who continue to test for year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, the Company cannot predict the impact on its financial condition or results of operations from noncompliant year 2000 systems that the Company directly or indirectly relies upon. Should the Company's year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more vendors, suppliers or customers fail to adequately address their year 2000 issues, the consequences to the Company could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to become year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver products to customers.

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

      The Company conducts substantial operations in Europe, including a significant amount of outstanding DM-denominated indebtedness. The functional currency of the Company's German, Belgian, Dutch and French operations will convert to the euro from their respective national currencies over a two-year period beginning in 1999. The Company has assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. The euro conversion may impact the Company's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations, financial condition or liquidity.

      The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

      The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may,"
"will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic conditions, global productive capacity, changes in product pricing, "Year 2000" issues, and other risks and uncertainties included in this Quarterly Report and in the 1998 Annual Report, and the uncertainties set forth from time to time in the Company's other public reports and filings. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to update any forward-looking statements.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1998 Annual Report for descriptions of certain previously-reported legal proceedings.

         PEDRICKTOWN SITE. In March 1999 the Company executed the previously reported agreement in principle with certain PRPs with respect to the Company's liability at the site, settling the matter within previously accrued amounts.

         BATAVIA, NEW YORK SITE. In April 1999 the Company received a revised estimate by the U.S. EPA estimating the cost to remediate operable unit one at $15.1 million and received a revised claim by the U.S. EPA seeking past costs of $4.6 million, including interest.

         BRENNER, ET AL. V. AMERICAN CYANAMID, ET AL., (NO. 12596-93). In May 1999 defendants appealed the previously reported denial of their motion to dismiss the market share liability claim.

         In April 1999 the Company was served with an amended complaint in SWEET, ET AL. V. SHEAHAN, ET AL., (U.S. DISTRICT COURT, NORTHERN DISTRICT OF NEW YORK, CIVIL ACTION NO. 97-CV-1666/LEK-DNH), adding the Company and other defendants to a suit originally filed against plaintiffs' landlord. Plaintiffs, a parent and child, allege injuries purportedly caused by lead pigment, and seek recovery of actual and punitive damages from their landlord, alleged former manufacturers of lead pigment, and the Lead Industries Association, and purport to allege causes of action against the former pigment manufacturers based on negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, and market share liability. The time for the Company to answer or otherwise plead with respect to the complaint has not yet occurred. The Company intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             10.1 - Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1999.

             10.2 - Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1999.

             10.3 - Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 1999.

             10.4 - Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1999.

             27.1 - Financial Data Schedule for the three-month period ended March 31, 1999.

         (b) REPORTS ON FORM 8-K

             Reports on Form 8-K for the quarter ended March 31, 1999 and through the date of this report:

               January  4, 1999 - reported  Items 5 and 7.
               January 22, 1999 - reported Items 5 and 7. February 12, 1999 - reported Items 5 and 7. March 18, 1999 - reported Items 5 and 7. April 26, 1999 - reported Items 5 and 7.
               May 4, 1999 - reported Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                          -----------------------------------
                                                      (Registrant)



Date:  May 12, 1999                       By   /s/ Susan E. Alderton
-------------------                            ------------------------------
                                               Susan E. Alderton
                                                Vice President and
                                                Chief Financial Officer



Date:  May 12, 1999                       By   /s/ Robert D. Hardy
-------------------                            ------------------------------
                                               Robert D. Hardy
                                                Vice President and Controller
                                                (Principal Accounting Officer)