Form 10-K/A
period 1998-12-31
NL INDUSTRIES INC
filed 1999-06-29
CIK 72162

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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth below and in the pages attached hereto:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.

         Exhibit No. 99.1, Annual Report of NL Industries, Inc. Retirement Savings Plan on Form 11-K for the year ended December 31, 1998 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     NL INDUSTRIES, INC.
                                                ------------------------------
                                                         (Registrant)



Dated:  June 4, 1999                      By:   /s/ Robert D. Hardy
                                                ------------------------------
                                                Robert D. Hardy
                                                Vice President and Controller