Form 10-Q
period 1999-06-30
NL INDUSTRIES INC
filed 1999-08-13
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1999

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






Number of shares of common stock outstanding on August 12, 1999:  51,826,139

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1998
             and June 30, 1999                                            3-4

            Consolidated Statements of Income - Three months
              and six months ended June 30, 1998 and 1999                 5-6

            Consolidated Statements of Comprehensive Income
             - Three months and six months ended June 30, 1998
             and 1999                                                      7

            Consolidated Statement of Shareholders' Equity
             - Six months ended June 30, 1999                              8

            Consolidated Statements of Cash Flows - Six
             months ended June 30, 1998 and 1999                         9-10

            Notes to Consolidated Financial Statements                   11-17

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         18-25


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             25

  Item 4.   Submission of Matters to a Vote of Security Holders           26

  Item 6.   Exhibits and Reports on Form 8-K                              26

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                        December 31,    June 30,
              ASSETS                                        1998          1999
                                                        ------------  ----------

Current assets:
  Cash and cash equivalents ......................     $  154,953     $  122,456
  Restricted cash equivalents ....................          8,164         24,605
  Accounts and notes receivable ..................        133,769        161,428
  Refundable income taxes ........................         15,919          6,146
  Inventories ....................................        228,611        206,196
  Prepaid expenses ...............................          2,724          4,460
  Deferred income taxes ..........................          1,955         10,688
                                                       ----------     ----------

      Total current assets .......................        546,095        535,979
                                                       ----------     ----------

Other assets:
  Marketable securities ..........................         17,580         16,340
  Investment in TiO2 manufacturing joint
   venture .......................................        171,202        160,052
  Prepaid pension cost ...........................         23,990         24,002
  Other ..........................................         13,927          6,830
                                                       ----------     ----------

      Total other assets .........................        226,699        207,224
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         19,626         17,868
  Buildings ......................................        144,228        133,680
  Machinery and equipment ........................        586,400        544,307
  Mining properties ..............................         84,015         82,498
  Construction in progress .......................          4,385         12,522
                                                       ----------     ----------
                                                          838,654        790,875
  Less accumulated depreciation and depletion ....        456,495        436,480
                                                       ----------     ----------

      Net property and equipment .................        382,159        354,395
                                                       ----------     ----------

                                                       $1,154,953     $1,097,598
                                                       ==========     ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                    December 31,       June 30,
    LIABILITIES AND SHAREHOLDERS' EQUITY                1998             1999
                                                    ------------   ------------

Current liabilities:
  Notes payable ................................    $    36,391     $    32,132
  Current maturities of long-term debt .........         64,826          29,508
  Accounts payable and accrued liabilities .....        187,661         178,255
  Payable to affiliates ........................         10,625           8,451
  Income taxes .................................          9,224           5,891
  Deferred income taxes ........................          1,236           1,731
                                                    -----------     -----------

      Total current liabilities ................        309,963         255,968
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        292,803         300,147
  Deferred income taxes ........................        196,180         106,097
  Accrued pension cost .........................         44,649          39,629
  Accrued postretirement benefits cost .........         41,659          39,101
  Other ........................................        116,732         100,418
                                                    -----------     -----------

      Total noncurrent liabilities .............        692,023         585,392
                                                    -----------     -----------


Minority interest ..............................            633           2,839
                                                    -----------     -----------

Shareholders' equity:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        774,288         774,288
  Accumulated deficit ..........................       (133,379)        (11,244)
  Accumulated other comprehensive loss .........       (132,129)       (153,316)
  Treasury stock ...............................       (364,801)       (364,684)
                                                    -----------     -----------

      Total shareholders' equity ...............        152,334         253,399
                                                    -----------     -----------

                                                    $ 1,154,953     $ 1,097,598
                                                    ===========     ===========

Commitments and contingencies (Note 13)


         See accompanying notes to consolidated financial statements.
                                   - 4 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)


                                  Three months ended        Six months ended
                                        June 30,               June 30,
                                 ----------------------   ----------------------
                                   1998         1999        1998         1999
                                 ---------    ---------   ---------    ---------

Revenues and other income:
  Net sales ..................   $ 241,645    $ 232,568   $ 464,274    $ 434,137
  Other, net .................       7,288        9,660      13,269       16,073
                                 ---------    ---------   ---------    ---------

                                   248,933      242,228     477,543      450,210
                                 ---------    ---------   ---------    ---------

Costs and expenses:
  Cost of sales ..............     167,329      167,779     324,244      314,819
  Selling, general and
   administrative ............      33,629       33,079      66,268       65,641
  Interest ...................      15,452        9,298      31,851       19,077
                                 ---------    ---------   ---------    ---------

                                   216,410      210,156     422,363      399,537
                                 ---------    ---------   ---------    ---------

     Income from continuing
      operations before
      income taxes and
      minority interest ......      32,523       32,072      55,180       50,673

Income tax benefit (expense) .      (9,105)      81,990     (15,447)      77,340
                                 ---------    ---------   ---------    ---------

     Income from continuing
      operations before
      minority interest ......      23,418      114,062      39,733      128,013

Minority interest ............           4        2,239          19        2,250
                                 ---------    ---------   ---------    ---------

     Income from continuing
      operations .............      23,414      111,823      39,714      125,763

Discontinued operations ......         336         --       287,396         --
Extraordinary item - early
 extinguishment of debt, net
 of tax benefit of $12 and
 $1,275, respectively ........         (21)        --        (2,366)        --
                                 ---------    ---------   ---------    ---------

      Net income .............   $  23,729    $ 111,823   $ 324,744    $ 125,763
                                 =========    =========   =========    =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    (In thousands, except per share data)


                                        Three months ended         Six months ended
                                             June 30,                  June 30,
                                     -----------------------   ------------------------
                                        1998         1999         1998          1999
                                     ----------   ----------   ----------    ----------

Basic earnings per share:
  Continuing operations ..........   $      .46   $     2.16   $      .77    $     2.43
  Discontinued operations ........         --           --           5.61          --
  Extraordinary item .............         --           --           (.05)         --
                                     ----------   ----------   ----------    ----------

    Net income ...................   $      .46   $     2.16   $     6.33    $     2.43
                                     ==========   ==========   ==========    ==========


Diluted earnings per share:
  Continuing operations ..........   $      .45   $     2.16   $      .77    $     2.42
  Discontinued operations ........          .01         --           5.53          --
  Extraordinary item .............         --           --           (.05)         --
                                     ----------   ----------   ----------    ----------

    Net income ...................   $      .46   $     2.16   $     6.25    $     2.42
                                     ==========   ==========   ==========    ==========


Shares used in the calculation of
 earnings per share:
  Basic ..........................       51,341       51,826       51,311        51,823
  Dilutive impact of stock options          689           57          636            48
                                     ----------   ----------   ----------    ----------

  Diluted ........................       52,030       51,883       51,947        51,871
                                     ==========   ==========   ==========    ==========

         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In thousands)




                                  Three months ended         Six months ended
                                         June 30,                June 30,
                                ----------------------    ----------------------
                                   1998         1999         1998         1999
                                ---------    ---------    ---------    ---------

Net income ..................   $  23,729    $ 111,823    $ 324,744    $ 125,763
                                ---------    ---------    ---------    ---------

Other comprehensive income
 (loss), net of tax:
  Marketable securities
   adjustment ...............         407          135          899         (805)
  Currency translation
   adjustment ...............      (3,472)      (8,131)      (3,072)     (20,382)
                                ---------    ---------    ---------    ---------

    Total other comprehensive
     loss ...................      (3,065)      (7,996)      (2,173)     (21,187)
                                ---------    ---------    ---------    ---------


  Comprehensive income ......   $  20,664    $ 103,827    $ 322,571    $ 104,576
                                =========    =========    =========    =========

         See accompanying notes to consolidated financial statements.
                                   - 7 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Six months ended June 30, 1999

                                (In thousands)

                                                                              Accumulated other
                                                                         comprehensive income (loss)
                                            Additional              -------------------------------------
                                 Common      paid-in   Accumulated   Currency       Pension    Marketable    Treasury
                                 stock       capital     deficit    translation   liabilities  securities     stock         Total
                                ---------   ---------- -----------  -----------   -----------  ----------   ----------   ---------

Balance at December 31, 1998    $   8,355   $ 774,288   $(133,379)   $(133,440)   $  (3,187)   $   4,498    $(364,801)   $ 152,334

Net income ..................        --          --       125,763         --           --           --           --        125,763

Other comprehensive loss, net        --          --          --        (20,382)        --           (805)        --        (21,187)

Dividends ...................        --          --        (3,628)        --           --           --           --         (3,628)

Treasury stock reissued .....        --          --          --           --           --           --            117          117
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance at June 30, 1999 ....   $   8,355   $ 774,288   $ (11,244)   $(153,822)   $  (3,187)   $   3,693    $(364,684)   $ 253,399
                                =========   =========   =========    =========    =========    =========    =========    =========


         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1998 and 1999

                                (In thousands)



                                                           1998         1999
                                                        ---------     ---------

Cash flows from operating activities:
  Net income .......................................    $ 324,744     $ 125,763
  Depreciation, depletion and amortization .........       16,989        17,024
  Noncash interest expense .........................       11,919           898
  Deferred income taxes ............................        1,496       (88,415)
  Distribution from TiO2 manufacturing joint
   venture .........................................         --          11,150
  Discontinued operations:
    Net gain from sale of Rheox ....................     (286,071)         --
    Income from operations of Rheox ................       (1,325)         --
  Other, net .......................................       (5,948)       (2,325)
                                                        ---------     ---------

                                                           61,804        64,095

  Change in assets and liabilities:
    Accounts and notes receivable ..................      (39,273)      (37,743)
    Inventories ....................................        2,019         8,485
    Prepaid expenses ...............................       (2,563)       (2,375)
    Accounts payable and accrued liabilities .......        2,807        (8,964)
    Income taxes ...................................       (7,186)        5,830
    Other, net .....................................       20,547       (13,119)
  Rheox, net .......................................      (20,791)         --
                                                        ---------     ---------

      Net cash provided by operating activities ....       17,364        16,209
                                                        ---------     ---------

Cash flows from investing activities:
  Capital expenditures .............................       (8,210)      (17,235)
  Change in restricted cash equivalents, net .......        3,893       (12,516)
  Proceeds from disposition of property and
   equipment .......................................          179         2,128
  Collection of note receivable ....................        6,875          --
  Investment in joint venture ......................         (371)         --
  Proceeds from sale of Rheox ......................      435,080          --
  Rheox, net .......................................          (26)         --
                                                        ---------     ---------

      Net cash provided (used) by investing
       activities ..................................      437,420       (27,623)
                                                        ---------     ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    Six months ended June 30, 1998 and 1999

                                (In thousands)




                                                            1998         1999
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  30,491    $  56,271
    Principal payments ...............................    (116,672)     (71,563)
  Dividends paid .....................................      (1,541)      (3,628)
  Settlement of shareholder derivative lawsuit, net ..      11,211         --
  Other, net .........................................         797          111
  Rheox, net .........................................    (117,500)        --
                                                         ---------    ---------

      Net cash used by financing activities ..........    (193,214)     (18,809)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     261,570      (30,223)
    Currency translation .............................        (872)      (2,274)
    Sale of Rheox ....................................      (7,630)        --
  Balance at beginning of period .....................      96,394      154,953
                                                         ---------    ---------

  Balance at end of period ...........................   $ 349,462    $ 122,456
                                                         =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ...............   $  20,850    $  18,672
  Income taxes, net ..................................      39,019        5,238




         See accompanying notes to consolidated financial statements.
                                   - 10 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At June 30, 1999, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 58% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At June 30, 1999, Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 55% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1999 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended June 30, 1998 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

      The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact of adopting SFAS No. 133, if any, has not been determined but will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities.

NOTE 2 - EARNINGS PER SHARE:

      Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average common shares outstanding and the dilutive impact of outstanding stock options.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

      The Company's operations are conducted by Kronos in one operating business segment - TiO2.

                                       Three months ended         Six months ended
                                             June 30,                  June 30,
                                      ----------------------    ----------------------
                                         1998        1999         1998         1999
                                      ---------    ---------    ---------    ---------
                                                      (In thousands)

Net sales .........................   $ 241,645    $ 232,568    $ 464,274    $ 434,137
Other income, excluding
 corporate ........................       1,335        6,909        2,683       10,602
                                      ---------    ---------    ---------    ---------
                                        242,980      239,477      466,957      444,739

Cost of sales .....................     167,329      167,779      324,244      314,819
Selling, general and
 administrative, excluding
 corporate ........................      28,926       27,562       56,589       54,823
                                      ---------    ---------    ---------    ---------

Operating income ..................      46,725       44,136       86,124       75,097

General corporate income (expense):
  Securities earnings, net ........       4,554        1,545        8,402        3,145
  Expenses, net ...................      (3,304)      (4,311)      (7,495)      (8,492)
  Interest expense ................     (15,452)      (9,298)     (31,851)     (19,077)
                                      ---------    ---------    ---------    ---------

                                      $  32,523    $  32,072    $  55,180    $  50,673
                                      =========    =========    =========    =========

NOTE 4 - INVENTORIES:


                                                    December 31,        June 30,
                                                       1998               1999
                                                    ------------        --------
                                                           (In thousands)

Raw materials ............................           $ 46,114           $ 44,171
Work in process ..........................             11,530              7,164
Finished products ........................            136,225            126,073
Supplies .................................             34,742             28,788
                                                     --------           --------

                                                     $228,611           $206,196
                                                     ========           ========

NOTE 5 - NONCURRENT MARKETABLE SECURITIES:


                                                        December 31,    June 30,
                                                            1998          1999
                                                        ------------   ---------
                                                            (In thousands)

Available-for-sale - marketable equity securities:
  Unrealized gains ...................................    $  8,512     $  7,761
  Unrealized losses ..................................      (1,591)      (2,080)
  Cost ...............................................      10,659       10,659
                                                          --------     --------

      Aggregate market ...............................    $ 17,580     $ 16,340
                                                          ========     ========

NOTE 6 - OTHER NONCURRENT ASSETS:

                                                       December 31,     June 30,
                                                           1998           1999
                                                       ------------     --------
                                                              (In thousands)

Deferred financing costs, net ..................         $ 4,124         $ 3,124
Restricted cash equivalents ....................           4,225             300
Intangible assets, net .........................           1,985             877
Other ..........................................           3,593           2,529
                                                         -------         -------

                                                         $13,927         $ 6,830
                                                         =======         =======

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                    December 31,        June 30,
                                                       1998               1999
                                                    ------------        --------
                                                           (In thousands)

Accounts payable .........................           $ 55,270           $ 48,156
                                                     --------           --------
Accrued liabilities:
  Environmental costs ....................             44,122             51,501
  Employee benefits ......................             37,399             28,748
  Interest ...............................              7,346              6,805
  Other ..................................             43,524             43,045
                                                     --------           --------

                                                      132,391            130,099
                                                     --------           --------

                                                     $187,661           $178,255
                                                     ========           ========

NOTE 8 - OTHER NONCURRENT LIABILITIES:

                                                        December 31,    June 30,
                                                            1998          1999
                                                        ------------    --------
                                                             (In thousands)

Environmental costs ................................      $ 81,454      $ 67,560
Insurance claims and expenses ......................        10,872        11,312
Deferred income ....................................        12,333        10,333
Employee benefits ..................................         9,778         8,378
Other ..............................................         2,295         2,835
                                                          --------      --------

                                                          $116,732      $100,418
                                                          ========      ========

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:


                                                         December 31,   June 30,
                                                             1998         1999
                                                         ------------   --------
                                                               (In thousands)

Notes payable - Kronos (DM 60,500) ...................     $ 36,391     $ 32,132
                                                           ========     ========

Long-term debt:
  Kronos:
    DM bank credit facility (DM 187,322 and
     DM 160,072, respectively) .......................     $112,674     $ 85,015
    Other ............................................          955          640
                                                           --------     --------

                                                            113,629       85,655

  NL Industries - 11.75% Senior Secured Notes ........      244,000      244,000
                                                           --------     --------

                                                            357,629      329,655

Less current maturities ..............................       64,826       29,508
                                                           --------     --------

                                                           $292,803     $300,147
                                                           ========     ========

NOTE 10 - INCOME TAXES:

      The difference between the income tax benefit (expense) attributable to income from continuing operations before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                             Six months ended
                                                                  June 30,
                                                           --------------------
                                                             1998        1999
                                                           --------    --------
                                                              (In thousands)

Expected tax expense ...................................   $(19,313)   $(17,736)
Non-U.S. tax rates .....................................         70         824
German solidarity and trade income taxes ...............     (1,151)     (4,186)
Change in German income tax law ........................       --       (24,070)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...     (1,519)     (1,169)
Valuation allowance ....................................      6,407      85,108
U.S. state income taxes ................................       (200)        803
Settlement of German income tax audits .................       --        36,490
Other, net .............................................        259       1,276
                                                           --------    --------

      Income tax benefit (expense) .....................   $(15,447)   $ 77,340
                                                           ========    ========

      The Company recognized a $90 million noncash income tax benefit in the second quarter of 1999 related to (i) a favorable resolution of the Company's previously reported tax contingency in Germany ($36 million) and (ii) a net reduction in the Company's deferred income tax valuation allowance due to a change in estimate of the Company's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million).

      With respect to the German tax contingency, the German government has conceded substantially all of its income tax claims against the Company and has released a DM 94 million ($50 million) lien on the Company's Nordenham, Germany TiO2 plant that secured the government's claim.

      The $54 million net decrease in the Company's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which the Company now believes meets the recognition criteria as a result of, among other things, a legal restructuring of the Company's German subsidiaries offset by (ii) a $24 million increase in the valuation allowance to reduce the previously recognized benefit of certain other deductible income tax attributes which the Company now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change, enacted on April 1, 1999, was effective retroactive to January 1, 1999 and resulted in an additional $3.8 million of current tax expense during the first six months of 1999.

      During the first six months of 1999, the Company also reduced its deferred income tax valuation allowance by $7 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

NOTE 11 - OTHER INCOME, NET:

                                       Three months ended    Six months ended
                                             June 30,             June 30,
                                       ------------------    -----------------
                                         1998       1999       1998       1999
                                        ------     ------    -------   -------
                                                  (In thousands)

Corporate interest and dividend
 income                                 $4,554     $1,545    $ 8,402   $ 3,145
Currency transaction gains, net          1,134      6,272      1,717     7,841
Noncompete agreement income              1,000      1,000      1,667     2,000
Trade interest income                      456        357      1,037     1,305
Gain (loss) from disposition of
 property and equipment                   (278)       (32)      (302)      947
Other, net                                 422        518        748       835
                                        ------     ------    -------   -------

                                        $7,288     $9,660    $13,269   $16,073
                                        ======     ======    =======   =======

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

                                                                    Six months
                                                                       ended
                                                                   June 30, 1998
                                                                  --------------
                                                                  (In thousands)
Operations:
  Net sales ....................................................      $  12,630
                                                                      =========

  Operating income .............................................      $   2,900
  Interest and other expenses ..................................            797
                                                                      ---------

      Income before income taxes ...............................          2,103

  Income tax expense ...........................................            778
                                                                      ---------

                                                                          1,325

Gain from sale of Rheox, net of tax expense of $86,222 .........        286,071
                                                                      ---------

                                                                      $ 287,396
                                                                      =========

Cash flows from:
  Operating activities .........................................      $ (20,791)
  Investing activities - capital expenditures ..................            (26)
  Financing activities - indebtedness, net .....................       (117,500)
                                                                      ---------

                                                                      $(138,317)
                                                                      =========


NOTE 13 - COMMITMENTS AND CONTINGENCIES:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings", (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and (iv) the 1998 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS


                                 Three months ended    %        Six months ended     %
                                      June 30,       Change         June 30,       Change
                                 ------------------  ------     -----------------  ------
                                    1998      1999                1998      1999
                                   ------    ------              ------    ------
                                     (In millions)                 (In millions)

Net sales .....................    $241.6    $232.6    -4%       $464.3    $434.1    -6%

Operating income ..............    $ 46.7    $ 44.1    -6%       $ 86.1    $ 75.1   -13%

Percent changes in TiO2:
  Sales volume ................                        -1%                           -8%
  Average selling prices
   (in billing currencies) ....                        N/C                           +3%


      Kronos' operating income in the second quarter and first half of 1999 decreased from the comparable periods in 1998 due to lower production and sales volumes, partially offset by a second-quarter 1999 $5.3 million currency exchange transaction gain related to certain of the Company's short-term intercompany cross-border financings. These intercompany financings were settled in July 1999. Kronos' second-quarter sales volume decreased 1% from the record sales volume in the second quarter of 1998 but increased 24% from the first quarter of 1999. Sales volume in the first six months of 1999 was 8% lower than the first half of 1998. Kronos anticipates its TiO2 sales volume for full-year 1999 will approximate that of 1998.

      Kronos' production volume closely matched sales volume in the second quarter and first half of 1999, decreasing 2% and 7%, respectively, from the year-earlier periods. Kronos' average capacity utilization rate was 98% in the second quarter of 1999 and 91% for the first half of 1999.

      Average TiO2 selling prices for the second quarter of 1999 were comparable to the second quarter of 1998 and were 2% lower than the first quarter of 1999 reflecting weaker prices in European and export markets and, to a lesser degree, North American markets. Average selling prices at the end of the second quarter were 1% lower than the average for the quarter. Average selling prices in the first six months of 1999 were 3% higher than the 1998 period, primarily due to higher North American prices. Although Kronos expects average TiO2 prices during the second half of 1999 will be below average prices in the first half of 1999, the Company does not expect that the downward pressures on prices will be long-term in nature due to the continuing recovery in Asia and the Company's positive view of the worldwide economy. Kronos recently announced a 7.5% price increase in Europe that is expected to improve pricing trends in late 1999.

      Kronos expects its full-year 1999 operating income will be below that of 1998 primarily because of lower production volumes and lower average selling prices.

      Kronos' cost of sales as a percentage of net sales in the second quarter and first half of 1999 increased from the comparable periods in 1998 primarily due to lower production volume. Kronos' selling, general and administrative expenses decreased $1.4 million in the second quarter of 1999 compared to the second quarter of 1998 due to lower employee benefit expenses, a German non-income tax refund and the favorable effects of foreign currency translation. Selling, general and administrative expenses decreased $1.8 million in the first half of 1999 due to lower distribution expenses associated with lower first-quarter 1999 sales volume.

      A significant amount of sales are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter of 1999 by $4 million compared to the second quarter of 1998 and increased the dollar value of sales for the first half of 1999 by $1 million compared to the first half of 1998. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's operating expenses and the net impact of currency exchange rate fluctuations on the operating income comparisons to 1998, excluding the $5.3 million gain described above, were not significant in the second quarter and first half of 1999.

      The following table sets forth certain information regarding general corporate income (expense).

                            Three months ended               Six months ended
                                 June 30,        Difference      June 30,         Difference
                            ------------------   ----------  ------------------   ----------
                              1998      1999                  1998       1999
                            -------    -------               -------    -------
                                                       (In millions)

Securities earnings ...     $   4.6    $   1.5    $  (3.1)   $   8.4    $   3.1    $  (5.3)
Corporate expenses, net        (3.3)      (4.2)       (.9)      (7.5)      (8.4)       (.9)
Interest expense ......       (15.5)      (9.3)       6.2      (31.9)     (19.1)      12.8
                            -------    -------    -------    -------    -------    -------

                            $ (14.2)   $ (12.0)   $   2.2    $ (31.0)   $ (24.4)   $   6.6
                            =======    =======    =======    =======    =======    =======

      Securities earnings decreased due to lower average balances available for investment. Interest expense in the second quarter and first half of 1999 each decreased 40% from the comparable periods in 1998 primarily due to lower levels of outstanding debt. The Company expects its full-year 1999 securities earnings and interest expense will be lower than 1998, primarily due to lower average balances available for investment and lower levels of outstanding debt, respectively.

      See Note 10 to the Consolidated Financial Statements for a description of the Company's $90 million noncash income tax benefit recognized in the second quarter of 1999. Although the Company's overall cash income tax rate is expected to continue to be lower than statutory rates, beginning in 2000 the Company expects its overall income tax rate (current and deferred income tax expense) to approximate statutory tax rates.

      Minority interest in the second quarter of 1999 relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of the Company's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities. The shareholders of EMS, other than the Company, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. The

Company continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

      Discontinued operations in 1998 represent the Company's former specialty chemicals operations which were sold in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 1998 and 1999 are presented below.

                                                               Six months ended
                                                                    June 30,
                                                               -----------------
                                                                1998       1999
                                                               -------    ------
                                                                 (In millions)

Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities                   $  61.8    $ 64.1
    Changes in assets and liabilities                            (44.4)    (47.9)
                                                               -------    ------
                                                                  17.4      16.2
  Investing activities                                           437.4     (27.6)
  Financing activities                                          (193.2)    (18.8)
                                                               -------    ------

      Net cash provided (used) by operating, investing,
       and financing activities                                $ 261.6    $(30.2)
                                                               =======    ======

      The TiO2 industry is cyclical and changes in economic conditions significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the 1999 period increased from the comparable period in 1998 primarily due to $11.2 million of cash distributions from the Company's TiO2 manufacturing joint venture, partially offset by lower operating income. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in the first half of both 1998 and 1999, primarily due to increases in receivables in each respective period. Cash provided by operations in 1998 also includes $20 million related to an agreement not to compete in the rheological products business offset by $20 million of tax payments related to the gain on sale of Rheox.

      The Company prepaid its DM 107 million ($60 million when paid) term loan in full in the first quarter of 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. In the second quarter of 1999, the Company repaid DM 20 million ($11 million when paid) of the DM revolving credit facility. The revolver's outstanding balance of DM 160 million ($85 million at June 30, 1999) is scheduled to be reduced to DM 105 million ($56 million at June 30, 1999) in March 2000, with the remaining balance to be repaid in September 2000.

      At June 30, 1999, the Company had cash and cash equivalents aggregating $122 million ($16 million held by non-U.S. subsidiaries) and an additional $25 million of restricted cash equivalents. The Company's subsidiaries had $56 million available for borrowing at June 30, 1999 under existing non-U.S. credit facilities, of which $37 million relates to the Company's DM revolving credit facility.

      In the second quarter of 1999, the Company paid a regular quarterly dividend of $.035 per share to shareholders aggregating $1.8 million. Dividends paid during the first half of 1999 totaled $3.6 million. In July 1999 the Company's Board of Directors declared a regular quarterly dividend of $.035 per share to shareholders of record as of September 16, 1999 to be paid on September 30, 1999.

      See Note 10 to the Consolidated Financial Statements for a description of the Company's $90 million noncash income tax benefit recognized in the second quarter of 1999. Although the Company's overall cash income tax rate is expected to continue to be lower than statutory rates, beginning in 2000 the Company expects its overall income tax rate (current and deferred income tax expense) to approximate statutory tax rates.

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. In the second quarter of 1999, certain significant German tax contingencies aggregating an estimated DM 188 million ($100 million when resolved) through 1998 were resolved in the Company's favor. See Note 10 to the Consolidated Financial Statements.

      On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, the Company's ongoing cash income tax rate in Germany increased beginning in the second quarter of 1999.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at June 30, 1999) relating to 1994. The Company has appealed this assessment and has begun litigation proceedings. During 1998 the Company was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at June 30, 1999) will likely be proposed for the year 1996. The Company intends to vigorously contest this issue and litigate, if necessary. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($119 million at June 30, 1999) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $160 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
Further, there can be no assurance that additional environmental matters will not arise in the future.

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

      The Company has conducted an inventory of its IT systems worldwide and is currently testing, where practical, the systems and applications that have been corrected or reprogrammed for year 2000 compliance. The Company has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort is in progress on all critical IT and non-IT systems, and the Company anticipates that remediation of all such systems will be substantially complete by September 1999. Once systems undergo remediation, they are tested for year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. The Company uses a number of packaged software products that have been upgraded to a year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, the Company's cost of becoming year 2000 compliant is expected to be approximately $2 million, of which about 75% has been spent through June 30, 1999.

      The Company has approximately 30 major computer systems which have been assessed for year 2000 compliance. At June 30, 1999, the Company believes approximately 90% of such systems are year 2000 compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.

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

      The Company is in the process of developing a contingency plan to address potential year 2000 related business interruptions that may occur on January 1, 2000, or thereafter. The contingency plan is expected to be completed in the third quarter of 1999.

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

      The Company conducts substantial operations in Europe, and has a significant amount of outstanding DM-denominated indebtedness. The functional currency of the Company's German, Belgian, Dutch and French operations will convert to the euro from their respective national currencies over a two-year period beginning in 1999. The Company has assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. The euro conversion may impact the Company's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations, financial condition or liquidity.

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


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1998 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 for descriptions of certain previously-reported legal proceedings.

         THE CITY OF NEW YORK, ET AL. V. LEAD INDUSTRIES ASSOCIATION, ET AL. In July 1999 the court heard oral argument on plaintiffs' and defendants' motions for partial summary judgment in this previously reported case.

         SWEET, ET AL. V. SHEAHAN, ET AL. In July 1999 the defendants filed a motion to dismiss this previously reported case for lack of jurisdiction.

         CHEROKEE COUNTY, KANSAS SITE. The Company and other PRPs have entered into a consent decree agreeing to perform the remedy previously selected in the Record of Decision at the Baxter Springs subsite and agreeing that the Company is not responsible for performing the remedy at the Treece subsite.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 4, 1999. All the nominees for director were elected with the voting results for each as follows:


       Director                                     Shares For   Shares Withheld
       --------                                     ----------   ---------------

Joseph S. Compofelice                               49,540,211         952,274
J. Landis Martin                                    49,527,779         964,706
Kenneth R. Peak                                     50,078,926         413,559
Glenn R. Simmons                                    49,524,117         968,368
Harold C. Simmons                                   49,523,763         968,772
Lawrence A. Wigdor                                  49,538,638         953,847
Admiral Elmo R. Zumwalt, Jr.                        50,072,655         419,830

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             10.1 - Intercorporate Services Agreement by and between CompX International, Inc. and the Registrant effective as of January 1, 1999.

             27.1 - Financial Data Schedule for the six-month period ended June 30, 1999.

         (b) REPORTS ON FORM 8-K

             Reports on Form 8-K for the quarter ended June 30, 1999 and through the date of this report:

               April 26,  1999 - reported  Items 5 and 7.
               May 4, 1999 - reported Items 5 and 7.
               July 20,  1999 - reported  Items 5 and 7.
               July 26, 1999 - reported Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 NL INDUSTRIES, INC.
                                          -----------------------------------
                                                      (Registrant)



Date:  August 12, 1999                    By   /s/ Susan E. Alderton
----------------------                         ------------------------------
                                               Susan E. Alderton
                                                Vice President and
                                                Chief Financial Officer



Date:  August 12, 1999                    By   /s/ Robert D. Hardy
----------------------                         ------------------------------
                                               Robert D. Hardy
                                                Vice President and Controller
                                                (Principal Accounting Officer)