Form 10-Q
period 1999-09-30
NL INDUSTRIES INC
filed 1999-11-12
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended SEPTEMBER 30, 1999

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-640


                              NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          NEW JERSEY                                             13-5267260
------------------------------                              -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



16825 NORTHCHASE DRIVE, SUITE 1200, HOUSTON, TEXAS              77060-2544
--------------------------------------------------              ----------
     (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:     (281) 423-3300
                                                        --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing
requirements for the past 90 days.          Yes X          No






Number of shares of common stock outstanding on November 11, 1999:  51,660,539

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         PAGE
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 1998
             and September 30, 1999                                       3-4

            Consolidated Statements of Income - Three months
             and nine months ended September 30, 1998 and 1999            5-6

            Consolidated  Statements of Comprehensive  Income
             - Three months and nine months ended September 30,
               1998 and 1999                                                7

            Consolidated Statement of Shareholders' Equity
             - Nine months ended September 30, 1999                         8

            Consolidated Statements of Cash Flows - Nine
             months ended September 30, 1998 and 1999                    9-10

            Notes to Consolidated Financial Statements                  11-17

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        18-27


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                           27-28

  Item 6.   Exhibits and Reports on Form 8-K                            28-29

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                     December 31,  September 30,
              ASSETS                                    1998            1999
                                                     ------------  -------------

Current assets:
  Cash and cash equivalents ......................     $  154,953     $  156,700
  Restricted cash equivalents ....................          8,164         24,787
  Accounts and notes receivable ..................        133,769        164,882
  Receivable from affiliates .....................            692          1,685
  Refundable income taxes ........................         15,919          1,832
  Inventories ....................................        228,611        175,617
  Prepaid expenses ...............................          2,724          6,769
  Deferred income taxes ..........................          1,955         10,588
                                                       ----------     ----------

      Total current assets .......................        546,787        542,860
                                                       ----------     ----------

Other assets:
  Marketable securities ..........................         17,580         15,310
  Investment in TiO2 manufacturing joint
   venture .......................................        171,202        159,152
  Prepaid pension cost ...........................         23,990         24,461
  Other ..........................................         13,927          5,574
                                                       ----------     ----------

      Total other assets .........................        226,699        204,497
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         19,626         18,277
  Buildings ......................................        144,228        135,467
  Machinery and equipment ........................        586,400        551,447
  Mining properties ..............................         84,015         77,976
  Construction in progress .......................          4,385         18,395
                                                       ----------     ----------
                                                          838,654        801,562
  Less accumulated depreciation and depletion ....        456,495        444,539
                                                       ----------     ----------

      Net property and equipment .................        382,159        357,023
                                                       ----------     ----------

                                                       $1,155,645     $1,104,380
                                                       ==========     ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)




                                                    December 31,   September 30,
    LIABILITIES AND SHAREHOLDERS' EQUITY                1998            1999
                                                    ------------   -------------

Current liabilities:
  Notes payable ..............................     $    36,391      $    32,428
  Current maturities of long-term debt .......          64,826           64,576
  Accounts payable and accrued liabilities ...         187,661          194,160
  Payable to affiliates ......................          11,317           10,102
  Income taxes ...............................           9,224            9,924
  Deferred income taxes ......................           1,236            1,734
                                                   -----------      -----------

      Total current liabilities ..............         310,655          312,924
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         292,803          244,335
  Deferred income taxes ......................         196,180          105,565
  Accrued pension cost .......................          44,649           39,107
  Accrued postretirement benefits cost .......          41,659           37,588
  Other ......................................         116,732           91,661
                                                   -----------      -----------

      Total noncurrent liabilities ...........         692,023          518,256
                                                   -----------      -----------


Minority interest ............................             633            2,853
                                                   -----------      -----------

Shareholders' equity:
  Common stock ...............................           8,355            8,355
  Additional paid-in capital .................         774,288          774,288
  Retained earnings (deficit) ................        (133,379)           4,088
  Accumulated other comprehensive loss .......        (132,129)        (151,788)
  Treasury stock .............................        (364,801)        (364,596)
                                                   -----------      -----------

      Total shareholders' equity .............         152,334          270,347
                                                   -----------      -----------

                                                   $ 1,155,645      $ 1,104,380
                                                   ===========      ===========

Commitments and contingencies (Note 13)



         See accompanying notes to consolidated financial statements.
                                   - 4 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)


                                  Three months ended        Nine months ended
                                     September 30,            September 30,
                                ----------------------    ----------------------
                                   1998        1999         1998         1999
                                ---------    ---------    ---------    ---------

Revenues and other income:
  Net sales .................   $ 221,520    $ 242,621    $ 685,794    $ 676,758
  Other, net ................       7,500        3,967       20,769       20,040
                                ---------    ---------    ---------    ---------

                                  229,020      246,588      706,563      696,798
                                ---------    ---------    ---------    ---------

Costs and expenses:
  Cost of sales .............     151,782      181,745      476,026      496,564
  Selling, general and
   administrative ...........      32,069       32,119       98,337       97,761
  Interest ..................      15,066        9,060       46,917       28,136
                                ---------    ---------    ---------    ---------

                                  198,917      222,924      621,280      622,461
                                ---------    ---------    ---------    ---------

     Income from continuing
      operations before
      income taxes and
      minority interest .....      30,103       23,664       85,283       74,337

Income tax benefit (expense)        1,273       (6,507)     (14,174)      70,833
                                ---------    ---------    ---------    ---------

     Income from continuing
      operations before
      minority interest .....      31,376       17,157       71,109      145,170

Minority interest ...........          17           11           36        2,261
                                ---------    ---------    ---------    ---------

     Income from continuing
      operations ............      31,359       17,146       71,073      142,909

Discontinued operations .....        --           --        287,396         --
Extraordinary item - early
 extinguishment of debt, net
 of tax benefit of $1,293 and
 $2,568, respectively .......      (2,400)        --         (4,766)        --
                                ---------    ---------    ---------    ---------

      Net income ............   $  28,959    $  17,146    $ 353,703    $ 142,909
                                =========    =========    =========    =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    (In thousands, except per share data)




                                      Three months ended         Nine months ended
                                         September 30,             September 30,
                                   ------------------------   ------------------------
                                      1998          1999         1998          1999
                                   ----------    ----------   ----------    ----------

Basic earnings per share:
  Continuing operations ..........   $  .61        $  .33       $ 1.38        $ 2.76
  Discontinued operations ........     --            --           5.60          --
  Extraordinary item .............     (.05)         --           (.09)         --
                                     ------        ------       ------        ------

    Net income ...................   $  .56        $  .33       $ 6.89        $ 2.76
                                     ======        ======       ======        ======


Diluted earnings per share:
  Continuing operations ..........   $  .60        $  .33       $ 1.37        $ 2.75
  Discontinued operations ........     --            --           5.52          --
  Extraordinary item .............     (.05)         --           (.09)         --
                                     ------        ------       ------        ------

    Net income ...................   $  .55        $  .33       $ 6.80        $ 2.75
                                     ======        ======       ======        ======


Shares used in the calculation of
 earnings per share:
  Basic ..........................   51,444        51,835       51,356        51,828
  Dilutive impact of stock options      750           108          668            68
                                     ------        ------       ------        ------

  Diluted ........................   52,194        51,943       52,024        51,896
                                     ======        ======       ======        ======




         See accompanying notes to consolidated financial statements.
                                   - 6 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In thousands)


                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                   -------------------    --------------------

                                    1998        1999       1998        1999
                                   -------     -------    --------    --------

Net income                         $28,959     $17,146    $353,703    $142,909
                                   -------     -------    --------    --------

Other comprehensive income
 (loss), net of tax:
  Marketable securities
   adjustment                          913        (670)      1,812      (1,475)
  Currency translation
   adjustment                        4,603       2,198       1,531     (18,184)
                                   -------     -------    --------    --------

    Total other comprehensive
     income (loss)                   5,516       1,528       3,343     (19,659)
                                   -------     -------    --------    --------

  Comprehensive income             $34,475     $18,674    $357,046    $123,250
                                   =======     =======    ========    ========


         See accompanying notes to consolidated financial statements.
                                   - 7 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Nine months ended September 30, 1999

                                (In thousands)

                                                                              Accumulated other
                                                                         comprehensive income (loss)
                                           Additional    Retained   ------------------------------------
                                  Common     paid-in     earnings    Currency      Pension    Marketable     Treasury
                                   stock     capital     (deficit)  translation  liabilities  securities      stock        Total
                                ---------  ----------   ----------  -----------  -----------  ----------    ----------   ---------

Balance at December 31, 1998    $   8,355   $ 774,288   $(133,379)   $(133,440)   $  (3,187)   $   4,498    $(364,801)   $ 152,334

Net income ..................        --          --       142,909         --           --           --           --        142,909

Other comprehensive loss, net        --          --          --        (18,184)        --         (1,475)        --        (19,659)

Dividends ...................        --          --        (5,442)        --           --           --           --         (5,442)

Treasury stock reissued .....        --          --          --           --           --           --            205          205
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance at September 30, 1999   $   8,355   $ 774,288   $   4,088    $(151,624)   $  (3,187)   $   3,023    $(364,596)   $ 270,347
                                =========   =========   =========    =========    =========    =========    =========    =========








         See accompanying notes to consolidated financial statements.
                                   - 8 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1998 and 1999

                                (In thousands)




                                                           1998          1999
                                                        ---------     ---------

Cash flows from operating activities:
  Net income .......................................    $ 353,703     $ 142,909
  Depreciation, depletion and amortization .........       25,531        25,343
  Noncash interest expense .........................       17,291         1,262
  Deferred income taxes ............................        1,958       (88,574)
  Distribution from TiO2 manufacturing joint
   venture .........................................         --          12,050
  Discontinued operations:
    Net gain from sale of Rheox ....................     (286,071)         --
    Income from operations of Rheox ................       (1,325)         --
  Other, net .......................................       (9,453)       (5,160)
                                                        ---------     ---------

                                                          101,634        87,830

  Change in assets and liabilities:
    Accounts and notes receivable ..................      (26,697)      (39,832)
    Inventories ....................................      (13,670)       40,027
    Prepaid expenses ...............................       (3,501)       (4,646)
    Accounts payable and accrued liabilities .......       12,994         1,996
    Income taxes ...................................      (14,572)       13,722
    Other, net .....................................       11,808       (17,022)
  Rheox, net .......................................      (25,864)         --
                                                        ---------     ---------

      Net cash provided by operating activities ....       42,132        82,075
                                                        ---------     ---------

Cash flows from investing activities:
  Capital expenditures .............................      (12,731)      (25,818)
  Change in restricted cash equivalents, net .......       (2,909)      (12,398)
  Proceeds from disposition of property and
   equipment .......................................          486         2,160
  Collection of note receivable ....................        6,875          --
  Investment in joint venture ......................         (371)         --
  Proceeds from sale of Rheox ......................      435,080          --
  Rheox, net .......................................          (26)         --
                                                        ---------     ---------

      Net cash provided (used) by investing
       activities ..................................      426,404       (36,056)
                                                        ---------     ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Nine months ended September 30, 1998 and 1999

                                (In thousands)



                                                           1998         1999
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  30,491    $  56,271
    Principal payments ...............................    (170,853)     (93,278)
  Dividends paid .....................................      (3,082)      (5,442)
  Settlement of shareholder derivative lawsuit, net ..      11,211         --
  Other, net .........................................          90          199
  Rheox, net .........................................    (117,500)        --
                                                         ---------    ---------

      Net cash used by financing activities ..........    (249,643)     (42,250)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     218,893        3,769
    Currency translation .............................         506       (2,022)
    Sale of Rheox ....................................      (7,630)        --
  Balance at beginning of period .....................      96,394      154,953
                                                         ---------    ---------

  Balance at end of period ...........................   $ 308,163    $ 156,700
                                                         =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ...............   $  21,972    $  19,700
  Income taxes, net ..................................      47,839        3,638



         See accompanying notes to consolidated financial statements.
                                   - 10 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At September 30, 1999, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 58% and 20%, respectively, of NL's outstanding common stock. At September 30, 1999, Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 55% of Tremont's outstanding common stock.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1999 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended September 30, 1998 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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


Note 3 - Business segment information:

      The Company's operations are conducted by Kronos in one operating business segment - TiO2.


                                 Three months ended        Nine months ended
                                    September 30,            September 30,
                               ----------------------    ----------------------
                                  1998        1999         1998         1999
                               ---------    ---------    ---------    ---------
                                               (In thousands)

Net sales ..................   $ 221,520    $ 242,621    $ 685,794    $ 676,758
Other income, excluding
 corporate .................       2,036        1,146        4,719       11,748
                               ---------    ---------    ---------    ---------
                                 223,556      243,767      690,513      688,506

Cost of sales ..............     151,782      181,745      476,026      496,564
Selling, general and
 administrative, excluding
 corporate .................      26,750       27,263       83,339       82,086
                               ---------    ---------    ---------    ---------

Operating income ...........      45,024       34,759      131,148      109,856

General corporate income
 (expense):
  Securities earnings, net .       4,345        1,696       12,747        4,841
  Expenses, net ............      (4,200)      (3,731)     (11,695)     (12,223)
  Interest expense .........     (15,066)      (9,060)     (46,917)     (28,137)
                               ---------    ---------    ---------    ---------

                               $  30,103    $  23,664    $  85,283    $  74,337
                               =========    =========    =========    =========


Note 4 - Inventories:


                                                   December 31,    September 30,
                                                       1998              1999
                                                   ------------    -------------
                                                          (In thousands)

Raw materials ............................           $ 46,114           $ 40,191
Work in process ..........................             11,530              8,073
Finished products ........................            136,225             99,341
Supplies .................................             34,742             28,012
                                                     --------           --------

                                                     $228,611           $175,617
                                                     ========           ========

Note 5 - Marketable securities:


                                                    December 31,   September 30,
                                                        1998           1999
                                                    ------------   -------------
                                                            (In thousands)

Available-for-sale marketable equity securities:
  Unrealized gains .............................      $  8,512         $  7,526
  Unrealized losses ............................        (1,591)          (2,875)
  Cost .........................................        10,659           10,659
                                                      --------         --------

      Aggregate market .........................      $ 17,580         $ 15,310
                                                      ========         ========


Note 6 - Other noncurrent assets:

                                                    December 31,   September 30,
                                                       1998               1999
                                                    ------------   -------------
                                                            (In thousands)

Deferred financing costs, net ............            $ 4,124            $ 2,705
Restricted cash equivalents ..............              4,225               --
Intangible assets, net ...................              1,985                442
Other ....................................              3,593              2,427
                                                      -------            -------

                                                      $13,927            $ 5,574
                                                      =======            =======


Note 7 - Accounts payable and accrued liabilities:


                                                   December 31,    September 30,
                                                       1998             1999
                                                   ------------    -------------
                                                           (In thousands)

Accounts payable ...................                 $ 55,270           $ 44,765
                                                     --------           --------
Accrued liabilities:
  Environmental costs ..............                   44,122             56,290
  Employee benefits ................                   37,399             32,659
  Interest .........................                    7,346             14,495
  Other ............................                   43,524             45,951
                                                     --------           --------

                                                      132,391            149,395
                                                     --------           --------

                                                     $187,661           $194,160
                                                     ========           ========


Note 8 - Other noncurrent liabilities:


                                                  December 31,     September 30,
                                                      1998                1999
                                                  ------------     -------------
                                                           (In thousands)

Environmental costs ....................            $ 81,454            $ 60,316
Insurance claims and expenses ..........              10,872              11,574
Deferred income ........................              12,333               9,333
Employee benefits ......................               9,778               8,376
Other ..................................               2,295               2,062
                                                    --------            --------

                                                    $116,732            $ 91,661
                                                    ========            ========


Note 9 - Notes payable and long-term debt:


                                                     December 31,  September 30,
                                                         1998           1999
                                                     ------------  -------------
                                                            (In thousands)

Notes payable - Kronos (DM 60,500) .............        $ 36,391        $ 32,428
                                                        ========        ========

Long-term debt:
  Kronos:
    DM bank credit facility (DM 187,322 and
     DM 120,072, respectively) .................        $112,674        $ 64,359
    Other ......................................             955             552
                                                        --------        --------

                                                         113,629          64,911

  NL Industries - 11.75% Senior Secured Notes ..         244,000         244,000
                                                        --------        --------

                                                         357,629         308,911

Less current maturities ........................          64,826          64,576
                                                        --------        --------

                                                        $292,803        $244,335
                                                        ========        ========

Note 10 - Income taxes:

      The difference between the income tax benefit (expense) attributable to income from continuing operations before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                            Nine months ended
                                                               September 30,
                                                           --------------------
                                                             1998        1999
                                                           --------    --------
                                                              (In thousands)

Expected tax expense ...................................   $(29,849)   $(26,018)
Non-U.S. tax rates .....................................       (281)        482
German solidarity and trade income taxes ...............     (1,628)     (6,156)
Resolution of German income tax audits .................       --        36,490
Change in valuation allowance:
  Corporate restructuring in Germany and other .........       --        77,580
  Change in German income tax law ......................       --       (24,070)
  Recognition of certain deductible tax
   attributes which previously did not meet the
   "more-likely-than-not" recognition criteria .........     11,426      12,335
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...     (2,142)     (2,049)
Refund of prior-year dividend withholding tax ..........      8,219        --
U.S. state income taxes ................................       (200)        759
Other, net .............................................        281       1,480
                                                           --------    --------

      Income tax benefit (expense) .....................   $(14,174)   $ 70,833
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

      The $54 million net decrease in the Company's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which the Company now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of the Company's German subsidiaries offset by (ii) a $24 million increase in the valuation allowance to reduce the previously recognized benefit of certain other deductible income tax attributes which the Company now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change, enacted on April 1, 1999, was effective retroactive to January 1, 1999 and resulted in an additional $6 million of current tax expense during the first nine months of 1999.

      During the first nine months of 1999, the Company also reduced its deferred income tax valuation allowance by $12 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.


Note 11 - Other income, net:

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                         1998       1999      1998      1999
                                        ------     ------    -------   -------
                                                    (In thousands)

Corporate interest and dividend
 income                                 $4,345     $1,696    $12,747   $ 4,841
Currency transaction gains, net            986        894      2,703     8,735
Noncompete agreement income              1,000      1,000      2,667     3,000
Trade interest income                      525        360      1,562     1,665
Gain (loss) from disposition of
 property and equipment                    172       (242)      (130)      705
Other, net                                 472        259      1,220     1,094
                                        ------     ------    -------   -------

                                        $7,500     $3,967    $20,769   $20,040
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



                                                              Nine months ended
                                                              September 30, 1998
                                                              ------------------
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
                                                                      ---------

                                                                      $ 287,396
                                                                      =========

Cash flows from:
  Operating activities .........................................      $ (25,864)
  Investing activities - capital expenditures ..................            (26)
  Financing activities - indebtedness, net .....................       (117,500)
                                                                      ---------

                                                                      $(143,390)
                                                                      =========


Note 13 - Commitments and contingencies:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings", (iii) the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, and (iv) the 1998 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

  Net sales and operating income

                              Three months ended    %     Nine months ended     %
                                 September 30,    Change    September 30,     Change
                              ------------------  ------  ------------------  ------
                                 1998      1999              1998      1999
                              --------  --------          --------  --------
                                 (In millions)               (In millions)

Net sales ................    $  221.5  $  242.6  +10%    $  685.8  $  676.8     -1%

Operating income .........    $   45.0  $   34.8  -23%    $  131.1  $  109.9    -16%

Percent changes in TiO2:
  Sales volume ...........                        +18%                           N/C
  Average selling prices
   (in billing currencies)                         -4%                           N/C


      Kronos' operating income in the third quarter of 1999 decreased from the comparable period in 1998 primarily due to lower average selling prices and lower production volume, partially offset by higher sales volume. Kronos' operating income in the first nine months of 1999 decreased from the comparable period in 1998 primarily due to lower production volume, partially offset by a second-quarter 1999 $5.3 million currency exchange transaction gain related to certain of the Company's short-term intercompany cross-border financings. These intercompany financings were settled in July 1999.

      Worldwide demand for TiO2 was strong in the second and third quarters of 1999 and Kronos expects the strong demand will continue in the fourth quarter of 1999. Kronos believes the increased demand is primarily a result of strong worldwide economic conditions, although Kronos believes a portion of this increased demand is related to customers building their inventory levels. Customers' decisions to increase inventory levels may be influenced by (i) announced price increases, as discussed in more detail below, and (ii) general concerns regarding the year 2000. Kronos believes that demand in the first half of 2000 could be lower than the last half of 1999 should customers build significant inventories prior to year-end 1999.

      Average TiO2 selling prices for the third quarter of 1999 were 4% lower than the third quarter of 1998 and were 2% lower than the second quarter of 1999. Selling prices at the end of the third quarter approximated the average for the quarter. Kronos and certain of its competitors have announced worldwide price increases, and Kronos expects that its average selling prices should increase beginning in late 1999 or early 2000. Average selling prices in the first nine months of 1999 were comparable to the 1998 period, with slightly higher North American prices offset by lower prices in export markets and slightly lower prices in Europe.

      Kronos' production volume in the third quarter of 1999 decreased 10% from the comparable 1998 period and decreased 8% from the second quarter of 1999 primarily as a result of scheduled downtime in the third quarter of 1999 for maintenance at the Company's chloride facilities. Production volume in the first nine months of 1999 decreased 8% from the comparable 1998 period primarily due to this maintenance downtime and the Company's decision to manage inventory levels by curtailing production volume in the first quarter of 1999. Kronos' average production capacity utilization rate was 90% in the third quarter of 1999 and 91% for the first nine months of 1999. Kronos produced at full capacity in 1998. Due to strong worldwide demand and Kronos' inventory levels, Kronos intends to increase production volume in the fourth quarter, but production volume will be below sales volume for the full year.

      Kronos' record sales volume in the third quarter of 1999 increased 18% over the third quarter of 1998 and increased 6% over the second quarter of 1999 with strong demand in all major regions. Sales volume in the first nine months of 1999 approximated the first nine months of 1998.

      Kronos expects its full-year 1999 operating income will be below that of 1998 primarily because of lower production volume and slightly lower average selling prices, partially offset by higher sales volume.

      Kronos' cost of sales as a percentage of net sales in the third quarter and first nine months of 1999 increased from the comparable periods in 1998 primarily due to lower production volume. Kronos' selling, general and administrative expenses increased $.5 million in the third quarter of 1999 compared to the third quarter of 1998 due to higher distribution expenses associated with higher third-quarter 1999 sales volume, partially offset by the favorable effects of foreign currency translation. Kronos' selling, general and administrative expenses decreased $1.3 million in the first nine months of 1999 due to lower employee benefit expenses and a second-quarter 1999 German non-income tax refund.

      A significant amount of sales are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the third quarter and first nine months of 1999 by $5 million and $4 million, respectively, when compared to the year-earlier periods. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's operating expenses. The net impact of currency exchange rate fluctuations on the operating income comparisons to 1998, excluding the $5.3 million gain described above, were not significant in the third quarter and first nine months of 1999.

  General corporate

      The following table sets forth certain information regarding general corporate income (expense).

                            Three months ended                Nine months ended
                               September 30,     Difference      September 30,    Difference
                            ------------------   ----------   -----------------   ----------
                              1998       1999                  1998       1999
                              ----       ----                  ----       ----
                                                     (In millions)

Securities earnings ...     $   4.3    $   1.7    $  (2.6)   $  12.7    $   4.8    $  (7.9)
Corporate expenses, net        (4.1)      (3.7)        .4      (11.6)     (12.3)       (.7)
Interest expense ......       (15.1)      (9.1)       6.0      (46.9)     (28.1)      18.8
                            -------    -------    -------    -------    -------    -------

                            $ (14.9)   $ (11.1)   $   3.8    $ (45.8)   $ (35.6)   $  10.2
                            =======    =======    =======    =======    =======    =======


      Securities earnings decreased due to lower average cash and cash equivalent balances available for investment. Interest expense in the third quarter and first nine months of 1999 each decreased 40% from the comparable periods in 1998 primarily due to lower levels of outstanding debt. The Company expects its full-year 1999 securities earnings and interest expense will both be lower than 1998, primarily due to lower average cash and cash equivalent balances available for investment and lower levels of outstanding debt, respectively.

  Provision for income taxes

      Although the Company's overall current (cash) income tax rate is expected to continue to be lower than statutory rates, beginning in 2000 the Company expects its overall income tax rate (current and deferred income tax expense) to approximate statutory tax rates. See Note 10 to the Consolidated Financial Statements for a description of the Company's $90 million noncash income tax benefit recognized in the second quarter of 1999.

  Other

      Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). Discontinued operations in 1998 represent the Company's former specialty chemicals operations which were sold in January 1998. The extraordinary item in 1998 resulted from early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 1998 and 1999 are summarized below.

                                                              Nine months ended
                                                                September 30,
                                                               1998        1999
                                                              ------      ------
                                                                (In millions)

Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities ............     $101.6      $ 87.8
    Changes in assets and liabilities ...................      (59.5)       (5.7)
                                                              ------      ------
                                                                42.1        82.1
  Investing activities ..................................      426.4       (36.1)
  Financing activities ..................................     (249.6)      (42.2)
                                                              ------      ------
      Net cash provided by operating, investing,
       and financing activities .........................     $218.9      $  3.8
                                                              ======      ======

  Operating cash flows

      The TiO2 industry is cyclical and changes in economic conditions significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the 1999 period decreased from the comparable period in 1998 primarily due to lower operating income, partially offset by $12.1 million of cash distributions from the Company's TiO2 manufacturing joint venture.

      The net change in the Company's inventories, receivables and payables (excluding the effect of currency translation) provided cash in the first nine months of 1999 and used cash in the first nine months of 1998. Increases in accounts receivable balances used cash in both 1998 and 1999 due to high accounts receivable levels at the end of both September 30, 1998 and 1999 compared to each respective beginning of year amounts as a result of seasonally low sales volumes in December 1997 and 1998. Changes in inventory levels provided cash in the 1999 period and used cash in the 1998 period primarily due to lower production volume in the first nine months of 1999. Cash provided by operations in 1998 also includes $20 million related to an agreement not to compete in the rheological products business offset by $25 million of income tax payments related to the gain on sale of Rheox.

  Financing cash flows

      The Company prepaid its DM 107 million ($60 million when paid) term loan in full in the first quarter of 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. In the second and third quarters of 1999, the Company repaid DM 20 million ($11 million when paid) and DM 40 million ($22 million when paid), respectively, of the DM revolving credit facility with cash provided from operations. The revolver's outstanding balance of DM 120 million ($64 million at September 30, 1999) was further reduced in October 1999 by DM 20 million ($11 million when paid). The remaining balance of DM 100 million will be repaid or refinanced on or before its scheduled maturity date in September 2000.

      In the third quarter of 1999, the Company paid a regular quarterly dividend of $.035 per share to shareholders aggregating $1.8 million. Dividends paid during the first nine months of 1999 totaled $5.4 million. In October 1999 the Company's Board of Directors declared a regular quarterly dividend of $.035 per share to shareholders of record as of December 16, 1999 to be paid on December 30, 1999. In October and through November 11, 1999, the Company purchased approximately 174,600 shares of its common stock for $1.9 million.

  Cash, cash equivalents and borrowing availability

      At September 30, 1999, the Company had cash and cash equivalents aggregating $157 million ($42 million held by non-U.S. subsidiaries) and an additional $25 million of restricted cash equivalents held by U.S. subsidiaries. The Company's subsidiaries had $78 million available for borrowing at September 30, 1999 under existing non-U.S. credit facilities, of which $59 million relates to the Company's DM revolving credit facility.

  Income tax contingencies

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

      On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, the Company's ongoing current (cash) income tax rate in Germany increased beginning in the second quarter of 1999.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at September 30, 1999) relating to 1994. The Company has appealed this assessment and the Fredrikstad City Court is scheduled to hear the case in January 2000. During 1998 the Company was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at September 30, 1999) will likely be proposed for the year 1996. The Company intends to vigorously contest this issue and litigate, if necessary. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

  Environmental matters and litigation

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($117 million at September 30, 1999) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $160 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
Further, there can be no assurance that additional environmental matters will not arise in the future.

  Lead pigment litigation

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

  Year 2000 readiness

      Computer programs which were written using two digits (rather than four) to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "year 2000 issue," which may affect the performance of computer programs, hardware, software and other products with embedded computer technology that is date sensitive. Unless corrective action is taken to ensure that such items are "year 2000 compliant," which means that they will be able to process dates and times in such a manner that their technical and functional requirements will continue to be met without interruption for the year 2000, they may generate erroneous data or cause systems, equipment or other products to fail.

      The Company has evaluated and substantially upgraded its computer systems (both information technology ("IT") systems and non-IT systems involving embedded chip technology) and software applications (collectively referred to as "systems") to ensure that the systems function properly beginning January 1, 2000. To achieve its year 2000 compliance plan, the Company is utilizing internal and external resources to identify, correct or reprogram, and test its systems.

      The Company has conducted an inventory of its IT systems worldwide and is currently testing, where practical, the systems and applications that have been corrected or reprogrammed for year 2000 compliance. The Company has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort is complete on all critical IT and non-IT systems. Once systems undergo remediation, they are tested for year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. The Company uses a number of packaged software products that have been upgraded to a year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, the Company's cost of becoming year 2000 compliant is expected to be approximately $2 million, substantially all of which has been spent through September 30, 1999.

      The Company has approximately 30 major computer systems which have been assessed for year 2000 compliance. At September 30, 1999, the Company believes all of such systems are year 2000 compliant. Each operating unit has responsibility for its own conversion of other nonmajor systems, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining nonmajor systems will be specifically tracked and monitored.

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

      The Company is in the process of developing a contingency plan to address potential year 2000 related business interruptions that may occur on January 1, 2000, or thereafter. The contingency plan is expected to be completed in the fourth quarter of 1999. As part of the contingency plan, the Company presently intends to idle its manufacturing facilities shortly before the turn of the millennium as an additional safeguard against the unexpected loss of utility services and resume production shortly after midnight year-end 1999.

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

  Euro currency

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

  Other

      The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

  Special note regarding forward-looking statements

      The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may,"
"will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic conditions, global productive capacity, changes in product pricing, year 2000 issues, and other risks and uncertainties included in this Quarterly Report and in the 1998 Annual Report, and the uncertainties set forth from time to time in the Company's other public reports and filings. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to update any forward-looking statements.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 1998 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 for descriptions of certain previously-reported legal proceedings.

         In October 1999 the Company was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Rhode Island, by and through its Attorney General, seeks compensatory and punitive damages for medical, school, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and screening programs. Plaintiff seeks judgments of joint and several liability against the Company, seven other companies alleged to have manufactured lead products in paint, and the Lead Industries Association. Plaintiffs allege public nuisance, violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, civil conspiracy, unjust enrichment, indemnity, and equitable relief to protect children. The Company intends to deny all allegations of wrongdoing or liability and to defend the case vigorously.

         In October 1999 the Company was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of nonrental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that the Company; fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives; the Lead Industries Association; and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, strict liability/defective design, strict liability/failure to warn, nuisance, indemnification, fraud and deceit, conspiracy, concert of action, aiding and abetting, and enterprise liability. Plaintiffs seek damages in excess of $20,000 per household. In October 1999 defendants removed the case to Maryland federal court. The Company intends to deny all allegations of wrongdoing or liability and to defend the case vigorously.

         In October 1999 the Company was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, six minors, each seek compensatory damages of $5 million and punitive damages of $10 million. Plaintiffs allege that the Company; fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives; the Lead Industries Association; and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, strict liability/ failure to warn, and strict liability/defective design. In October 1999 defendants removed the case to Maryland federal court and in November 1999 the case was remanded to state court. The Company intends to deny all allegations of wrongdoing or liability and to defend the case vigorously.

         In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the Company and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages. Plaintiff alleges strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, and enterprise liability causes of action against the Company, six other former manufacturers of lead products contained in paint, and the Lead Industries Association. The Company intends to deny all allegations of wrongdoing or liability and to defend the case vigorously.

         City of New York, et al. v. Lead Industries Association, et al (No. 89-
4617). In September 1999 the trial court denied the previously reported plaintiffs' motions for summary judgment on market share and conspiracy issues and denied defendants' April 1999 motion for summary judgment on statute of limitations grounds. Plaintiffs have appealed the denial of their motions.

         Parker v. NL Industries, et al. (No. 97085060 CC 915). In September 1999 the Special Court of Appeals reversed the previously reported grant of summary judgment to defendants. Defendants have requested review from the Court of Appeals.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1 - Financial Data Schedule for the nine-month period ended September 30, 1999.

         (b) Reports on Form 8-K

             Reports on Form 8-K for the quarter ended September 30, 1999 and through the date of this report:

               July 20, 1999 - reported  Items 5 and 7.
               July 26, 1999 - reported Items 5 and 7.
               October 20, 1999 - reported Items 5 and 7.
               October 28, 1999 - reported Items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  NL INDUSTRIES, INC.
                                          ----------------------------------
                                                      (Registrant)


DATE:  November 11, 1999                  By   /s/ Susan E. Alderton
------------------------                       ------------------------------
                                               Susan E. Alderton
                                                Vice President and
                                                Chief Financial Officer



DATE:  November 11, 1999                  By   /s/ Robert D. Hardy
------------------------                       ------------------------------
                                               Robert D. Hardy
                                                Vice President and Controller
                                                (Principal Accounting Officer)