Form 10-K
period 1999-12-31
NL INDUSTRIES INC
filed 2000-03-17
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1999

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
                                                            -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                           which registered
      -------------------                       ------------------------
Common stock ($.125 par value)                  New York Stock Exchange
                                                Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 16, 2000 approximated $167 million.

There were 50,629,740 shares of common stock outstanding at March 16, 2000.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information.

      The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Industry," "Products and operations," "Manufacturing process and raw materials," "Competition," "Patents and Trademarks," "Foreign Operations," and "Regulatory and Environmental Matters," all contained in Item 1. Business; (ii) under the captions "Lead pigment litigation" and "Environmental matters and litigation," both contained in Item
3. Legal Proceedings; (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and
(iv) under the captions "Currency exchange rates," "Marketable equity security prices," and "Other," all contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, the cyclicality of the titanium dioxide industry, global economic conditions, global productive capacity, customer inventory levels, changes in product pricing, competitive technology positions, operating interruptions (including, but not limited to, leaks, fires, explosions, unscheduled downtime and transportation interruptions), the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation, and other risks and uncertainties included in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to update any forward-looking statements.

                                     PART I

ITEM 1.     BUSINESS

General

      NL  Industries,  Inc.,  organized  as a New  Jersey  corporation  in 1891, conducts its continuing operations through its principal wholly owned subsidiary, Kronos, Inc. Kronos is currently the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 1999. Approximately one-half of Kronos' 1999 sales volume was in Europe, where Kronos is the second largest producer of TiO2.

      NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

      The Company's primary objective is to maximize total shareholder return. The Company has taken a number of steps towards achieving its objective, including (i) increasing its regular quarterly dividend to $.15 per share, (ii) controlling costs, (iii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, and (iv) improving its capital structure. The Company periodically considers mergers or acquisitions within the chemical industry and acquisitions of additional TiO2 production capacity to meet its objective.

Industry

      Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

      Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling prices on a billing currency basis decreased during the first three quarters of 1999, before increasing 1% in the fourth quarter of 1999 compared to the third quarter of 1999. Industry-wide demand for TiO2 increased in 1999, with second-half 1999 demand higher than first-half 1999 demand as a result of, among other things, customers buying in advance of anticipated price increases. Kronos' 1999 sales volume increased 5% from its 1998 sales volume with growth in all major regions. Kronos expects industry demand in 2000 will be relatively unchanged from 1999, depending primarily upon global economic conditions. Prices at the end of the fourth quarter of 1999 were 1% higher than the average for the quarter and the Company expects to continue to phase in previously announced price increases during the first quarter of 2000. The Company's expectations as to the future prospects of the TiO2 industry and prices are based upon a number of factors beyond the Company's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, industry and Company performance could be unfavorably affected.

      Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 12% share of North American TiO2 sales volume. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these regions develop to the point that quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe. Geographic segment information is contained in Note 3 to the Consolidated Financial Statements.

Products and operations

      The Company believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed TiO2 consumption over the past decade because, to date, extenders generally have failed to match the performance characteristics of TiO2. As a result, the Company believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

      Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

      Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos' international operations are conducted through Kronos
International, Inc., a Germany-based holding company formed in 1989 to manage and coordinate the Company's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1999 TiO2 sales were to Europe, with 37% to North America and the balance to export markets.

      Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process described below) and has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

Manufacturing process and raw materials

      TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 1999, chloride-process production facilities represented almost 60% of industry capacity.

      Kronos produced 411,000 metric tons of TiO2 in 1999, compared to a record 434,000 metric tons produced in 1998 and 408,000 metric tons in 1997. Kronos' average production capacity utilization rate in 1999 was 93%, down from full capacity in 1998, primarily due to the Company's decision to manage inventory levels by curtailing production volume during the first quarter of 1999. Kronos believes its current annual attainable production capacity is approximately 440,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture").

      The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa) under a long-term supply contract that expires at the end of 2003. Natural rutile ore, another chloride feedstock, is purchased primarily from Iluka Resources, Inc. (formerly RGC Mineral Sands Limited)(Australia), a wholly owned subsidiary of Westralian Sands Limited (Australia), under a long-term supply contract that expires at the end of 2000. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

      The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1999. For its Canadian plant, Kronos also purchases sulfate grade slag from Rio Tinto Iron and Titanium, Inc. (formerly Q.I.T.-Fer et Titane Inc.) under a long-term supply contract which expires in 2002.

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

TiO2 manufacturing joint venture

      Subsidiaries of Kronos and Huntsman ICI Holdings ("HICI") each own a 50%- interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and HICI (the "Partners") pursuant to separate offtake agreements.

      A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

      The manufacturing joint venture operates on a break-even basis and, accordingly, Kronos' transfer price for its share of TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense, if any, is reported as a component of interest expense.

Competition

      The TiO2 industry is highly competitive. During the early 1990s, supply of TiO2 exceeded demand, primarily due to new chloride-process capacity coming on-stream, which suppressed selling prices. Prices improved in the mid-1990s with a peak in the first half of 1995. Prices declined until the first quarter of 1997, when selling prices of TiO2 began to increase as a result of increased demand, peaking in the fourth quarter of 1998. Kronos' average selling price in 1999 was 1% lower than 1998. Pigment prices declined during the first three quarters of 1999, but increased in the fourth quarter as a result of price increases announced by all major producers effective during the fourth quarter. Such price increases began to be phased in during the fourth quarter of 1999 and continue to be implemented in the first quarter of 2000. Kronos recently announced a price increase in Europe effective April 1, 2000. The successful implementation of the price increase will depend on market conditions. Should demand in 2000 remain strong, additional price increases could be announced later in 2000. No assurance can be given that demand or price trends will conform to the Company's expectations. See "Industry" for a description of certain risks and uncertainties affecting the TiO2 industry.

      Kronos' worldwide sales volume in the first half of 1999 was lower than the first half of the previous year. Demand in the second half of 1999 was stronger than comparable periods in both 1998 and 1997 although a portion of the increased demand may be attributed to customers buying in advance of announced price increases. Kronos' total 1999 worldwide sales volume was 5% higher than 1998. Kronos expects industry demand in 2000 will be relatively unchanged from the strong overall performance of 1999, but this will depend upon, among other things, global economic conditions.

      Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1999 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

      Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; HICI; Kerr-McGee Corporation; Kemira Oy; and Ishihara Sangyo Kaisha, Ltd. Kronos' six largest competitors have estimated individual shares of TiO2 production capacity ranging from 23% to 5%, and an estimated aggregate 74% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

      Effective June 30, 1999, Imperial Chemicals Industries plc ("ICI") sold its titanium dioxide business, including its 50% ownership interest in LPC, to HICI, a newly formed company that is 70%-owned by Huntsman Corporation and 30%-owned by ICI. In February 2000 Kerr-McGee announced an agreement to acquire Kemira's TiO2 business in The Netherlands and the U.S. If this acquisition is completed, Kronos would become the world's fifth largest producer of TiO2.

      Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in the Company's experience. No greenfield plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors debottleneck existing plants. Based on the factors described under the caption "Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

Discontinued operations - Rheox

      On January 30, 1998, the Company sold its Rheox specialty chemicals business to Elementis plc for $465 million, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. As a result of the sale, the Company has reported its Rheox operation as discontinued operations. The majority of the $380 million after-tax proceeds has been used to reduce the Company's outstanding indebtedness.

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

Foreign Operations

      The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada. Kronos' European operations include facilities in Germany, Belgium and Norway. Approximately three-quarters of the Company's 1999 consolidated sales were to non-U.S. customers, including 11% to customers in areas other than Europe and Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

Employees

      As of December 31, 1999, the Company employed approximately 2,500 persons, excluding the joint venture employees, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 manufacturing joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

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

      The Company's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and

Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. The Company believes the Louisiana plant owned and operated by the joint venture and a slurry facility owned by the Company are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. The Company has no other U.S. plants. From time to time, the Company's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      The Company's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. The Company believes that all its plants are in substantial compliance with applicable environmental laws.

      While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that Kronos is in substantial compliance with agreements reached with European regulatory authorities and with an EU directive to control the effluents produced by TiO2 production facilities.

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

      The Company expects to complete in 2000 an $8 million landfill expansion for its Belgian plant which will provide the plant with twenty years of storage space for neutralized chloride process solids. In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos completed the installation of off-gas desulfurization systems in 1997 at its Norwegian and German plants at a cost of $30 million.

      The Company's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $7 million in 2000 and $11 million in 2001.

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

Principal Shareholders

      At December 31, 1999, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 59% and 20%, respectively, of NL's outstanding common stock. At December 31, 1999, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 55% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

ITEM 2.     PROPERTIES

      Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. The Company also owns a slurry plant in Lake Charles, Louisiana. The Company's Fredrikstad TiO2 plant has a lien on it that secures a claim by Norwegian tax authorities, pending resolution of certain tax litigation. See Notes 10 and 13 to the Consolidated Financial Statements.

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

      The Company has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, Holland, Denmark and the U.K.

ITEM 3.     LEGAL PROCEEDINGS

Lead pigment litigation

      The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. The Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and other manufacturers are responsible for personal injury, property damage and governmental expenditures allegedly associated with the use of lead pigments. The Company is vigorously defending such litigation. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect. The Company has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

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

      In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991 the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992 defendants appealed the denial. In May 1993 the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994 the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs appealed. In June 1996 the Appellate Division reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims, reinstating those claims. In December 1998 plaintiffs moved for partial summary judgment on their claims of market share, alternative liability, enterprise liability, and concert of action. In February 1999 claims for plaintiffs New York City and New York City Health and Hospital Corporation dismissed with prejudice all their claims and were no longer parties to the case. Also in February 1999 the New York City Housing Authority dismissed with prejudice all of its claims except for claims for damages relating to two housing projects. In September 1999 the trial court denied the plaintiffs' motions for summary judgment on market share and conspiracy issues and denied defendants' April 1999 motion for summary judgment on statute of limitations grounds. Plaintiffs have appealed the denial of their motions. Discovery has resumed.

      In August 1992 the Company was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. Plaintiffs moved for class certification in October 1998, and all briefing on the issue was completed in April 1999. No decision regarding class certification has been issued by the trial court.

      In November 1993 the Company was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In June 1998 defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999 the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim. In May 1999 defendants appealed the denial of their motion to dismiss the market share liability claim. The Fourth Department intermediate appellate court in December 1999 reversed the trial court and dismissed the market share claim. The case has been remanded to the trial court for further proceedings on the remaining claims. Plaintiffs are seeking review in the Court of Appeals.

      In April 1997 the Company was served with a complaint in Parker v. NL Industries, et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife, seek compensatory and punitive damages from the Company, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud, for plaintiff's alleged ingestion of lead paint as a child. In February 1998 the Court dismissed the fraud claim. In July 1998 the Court granted the Company's motion for summary judgment on all remaining claims. In September 1999 the Special Court of Appeals reversed the grant of summary judgment to defendants. The Court of Appeals denied review of this decision in December 1999. Trial has been set for May 2000.

      In December 1998 the Company was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all persons similarly situated. The complaint alleges against the Company, the LIA, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance, and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. In February 2000 the trial court granted defendants' motions to dismiss the product defect, express warranty, nuisance and consumer fraud statute claims.

      In April 1999 the Company was served with an amended complaint in Sweet, et al. v. Sheahan, et al., (U.S. District Court, Northern District of New York, Civil Action No. 97-CV-1666/LEK-DNH), adding the Company and other defendants to a suit originally filed against plaintiffs' landlord. Plaintiffs, a parent and child, allege injuries purportedly caused by lead pigment, and seek recovery of actual and punitive damages from their landlord, alleged former manufacturers of lead pigment, and the LIA, and purport to allege causes of action against the former pigment manufacturers based on negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, and market share liability. In November 1999 the trial court denied defendants' October 1999 motion arguing for dismissal due to absence of Federal jurisdiction. In January 2000 the court certified for interlocutory review the issue of Federal jurisdiction. Defendants have requested such review from the U.S. Court of Appeals for the Second Circuit.

      In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the Company and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages. Plaintiff alleges strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, and enterprise liability causes of action against the Company, seven other alleged former manufacturers of lead products contained in paint, and the LIA. In January 2000 the Company filed an answer denying all wrongdoing and liability, and all manufacturer defendants filed a motion to dismiss the product defect claim and to strike the demand for relief under the Wisconsin consumer protection statute.

      In October 1999 the Company was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Rhode Island, by and through its Attorney General, seeks compensatory and punitive damages for medical, school, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and screening programs. Plaintiff seeks judgments of joint and several liability against the Company, seven other companies alleged to have manufactured lead products in paint, and the LIA. Plaintiffs allege public nuisance, violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, civil conspiracy, unjust enrichment, indemnity, and equitable relief to protect children. In January 2000 defendants moved to dismiss all claims. Plaintiffs' response is not yet due.

      In October 1999 the Company was served with a complaint in Cofield, et al.
v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of nonrental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that the Company, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, strict liability/defective design, strict liability/failure to warn, nuisance, indemnification, fraud and deceit, conspiracy, concert of action, aiding and abetting, and enterprise liability. Plaintiffs seek damages in excess of $20,000 per household. In October 1999 defendants removed the case to Maryland federal court. In February 2000 defendants moved to dismiss the design defect, fraud and deceit, indemnification and nuisance claims.

      In October 1999 the Company was served with a complaint  in Smith,  et al.
v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, six minors, each seek compensatory damages of $5 million and punitive damages of $10 million. Plaintiffs allege that the Company, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, strict liability/ failure to warn, and strict liability/defective design. In October 1999 defendants removed the case to Maryland federal court and in November 1999 the case was remanded to state court. In February 2000 the Company answered the complaint and denied all wrongdoing and liability, and all defendants filed motions to dismiss the product defect and fraud and deceit claims.

      In February 2000 the Company was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). The City of St. Louis seeks compensatory and punitive damages for its expenses discovering and abating lead, detecting lead poisoning and providing medical care, educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the Company, eight other companies alleged to have manufactured lead products for paint, and the LIA. Plaintiff alleges claims of public nuisance, product liability, negligence, negligent misrepresentation, fraudulent misrepresentation, civil conspiracy, unjust enrichment, and indemnity. The Company intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

      The Company believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

      The Company has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in the Company's favor. In July 1991 the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the Company's reasonable defense costs for such cases. In June 1992 the Company filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in the Company's favor. In August 1993 the court granted the Company's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994 the court entered judgment on the order requiring Commercial Union to pay previously incurred Company costs in defending those cases. In September 1995 the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted the Company's motion for summary judgment, finding that Commercial Union had a duty to defend the Company in the four lead paint cases which were the subject of the Company's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from the Company and two other insurance carriers in connection with the three lead paint actions on which the court had granted the Company summary judgment in 1991. The court ruled that Commercial Union is entitled to receive such contribution from the Company and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by the Company that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of the Company, the reinsurance costs of which the Company may ultimately be required to bear. In June 1997 the Company reached a settlement in principle with its insurers regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought.

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

      The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1999, the Company had accrued $112 million for those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to the Company. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, cleanup, removal and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $150 million. The Company's estimate of such liability has not been discounted to present value and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

      In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by the Company. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. The Company and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against the Company and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992 the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995 the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. The Company presently is challenging portions of the U.S. EPA's selection of the remedy. In September 1997 the U.S. EPA informed the Company that past and future cleanup costs are estimated to total approximately $63.5 million. In 1999 the U.S. EPA and certain other PRPs entered into a consent decree settling their liability at the site for approximately 50% of the site costs. The Company and the U.S. EPA reached an agreement in principle in 1999 to settle the Company's liability at the site for $31.5 million. The Company and the U.S. EPA are negotiating a consent decree embodying the terms of this agreement in principle.

      At the Pedricktown, New Jersey lead smelter site formerly owned by the Company the U.S. EPA has divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994 the U.S. EPA issued the record of decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996 certain PRPs, but not the Company, entered into an administrative consent order with the U.S. EPA to perform the remedial design phase of operable unit one. The U.S. EPA issued an order with respect to operable unit two in March 1992 to the Company and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. The Company has complied with the order, and the work with respect to operable unit two is completed. The Company has paid $2.5 million, which represents approximately 50% of operable unit two costs. In June 1998 the Company entered into a consent decree with the U.S. EPA and other PRPs to perform the remedial action phase of operable unit one. In addition, the Company reached an agreement with certain PRPs with respect to the Company's liability at the site to settle this matter within previously accrued amounts.

      Having completed the RIFS at the Company's former Portland, Oregon lead smelter site, the Company conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. In May 1997 the U.S. EPA issued an Amended Record of Decision ("ARD") for the soils operable unit changing portions of the cleanup remedy selected. The ARD requires construction of an onsite containment facility estimated to cost between $11.5 million and $13.5 million, including capital costs and operating and maintenance costs. The Company and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD. In November 1991 Gould, Inc., the current owner of the site, filed an action, Gould, Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against the Company for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998 the Company reached an agreement settling the litigation by agreeing to pay a portion of future costs, which are estimated to be within previously accrued amounts. The capital construction for the remediation is expected to be completed during 2000.

      In 1999 the Company and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two subsites in Cherokee County, Kansas, where the Company and others formerly mined lead and zinc. A former subsidiary of the Company mined at the Baxter Springs subsite, where it is the largest viable PRP. In August 1997 the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated that the selected remedy will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). In 1999 the Company entered into a consent decree with the U.S. EPA resolving its liability at the Baxter Springs subsite, and has reached an agreement in principle with the other PRPs with respect to allocation of site costs. In addition, the Company and other PRPs are performing an investigation in four additional subsites in Cherokee County.

      In 1996 the U.S. EPA ordered the Company to perform a removal action at a formerly owned facility in Chicago, Illinois. The Company is complying with the order and has completed the on-site work at the facility. Offsite contamination is being investigated.

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

      At a municipal and industrial waste disposal site in Batavia, New York, the Company and approximately 75 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, the Company conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. The Company's RIFS costs were approximately $2 million. In June 1995 the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $17.3 million. In September 1995 the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. The Company and other PRPs entered into an interim cost sharing arrangement for this phase of work. The Company and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply) with the exception of annual operation and maintenance. The U.S. EPA alleges it has incurred approximately $4 million in past costs. The Company and other PRPs have concluded a nonbinding allocation process, as a result of which the Company was assigned 30% of future site costs. The Company and other PRPs currently are negotiating a consent decree based on this allocation.

      See Item 1.  "Business - Regulatory and Environmental Matters."

Other litigation

      The Company has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Various of these actions remain pending.

      In March 1997 the Company was served with a complaint in Ernest Hughes, et al. v. Owens-Corning Fiberglass, Corporation, et al., No. 97-C-051, filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. The Company has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs have refiled their cases in Ohio. The Company is a defendant in various asbestos cases pending in Ohio on behalf of approximately 2,000 personal injury claimants.

      In February 1999 the Company was served with a complaint in Cosey,  et al.
v. Bullard, et al., No. 95-0069, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 1,600 plaintiffs alleging injury due to exposure to asbestos and silica and seeking compensatory and punitive damages. The case was removed to federal court and has been transferred to the eastern district of Pennsylvania for consolidated proceedings. The Company has filed an answer denying the material allegations of the complaint.

      The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      NL's common stock is listed and traded on the New York Stock Exchange and the Pacific Exchange under the symbol "NL." As of March 16, 2000, there were approximately 7,000 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On March 16, 2000, the closing price of NL common stock according to the NYSE Composite Tape was $16-1/4.


                                                                       Dividends
                                              High            Low      Declared
                                           ---------       ---------   ---------
Year ended December 31, 1998:
  First quarter                            $  19-3/8       $13-11/16     $     -
  Second quarter                                  23              17         .03
  Third quarter                              27-1/16              19         .03
  Fourth quarter                              19-3/8          12-3/4         .03

Year ended December 31, 1999:
  First quarter                            $14-15/16       $   8-3/4     $  .035
  Second quarter                             13-9/16          9-1/16        .035
  Third quarter                              13-5/16          11-1/8        .035
  Fourth quarter                             15-7/16           9-3/4        .035

Year ended December 31, 2000:
  First quarter thru March 16, 2000        $  16-1/4       $13-13/16     $   .15


      The Company's Senior Notes generally limit the ability of the Company to pay dividends to 50% of consolidated net income, as defined in the indenture governing the Senior Notes, since October 1993. At December 31, 1999, $114 million was available for payment of dividends and acquisition of treasury shares. The Company reinstated a regular quarterly dividend in June 1998 and subsequently paid three quarterly $.03 per share cash dividends in 1998. In February 1999 the Company increased the regular quarterly dividend to $.035 per share and subsequently paid four quarterly $.035 per share cash dividends in 1999. On February 9, 2000, the Company's Board of Directors increased the regular quarterly dividend to $.15 per share and declared a dividend to shareholders of record as of March 16, 2000 to be paid on March 31, 2000. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

      During 1999 the Company's Board of Directors authorized the purchase of up to 1.5 million shares of NL's common stock over an unspecified period of time, to be held as treasury shares available for general corporate purposes. Pursuant to this authorization, the Company purchased 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999 and 575,000 shares at an aggregate cost of $8.3 million in January and February of 2000.

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


                                           Years ended December 31,
                               -------------------------------------------------
                                  1995     1996      1997       1998      1999
                                  ----     ----      ----       ----      ----
                                    (In millions, except per share amounts)

INCOME STATEMENT DATA:
Net sales                      $  894.1  $  851.2  $  837.2   $  894.7  $  908.4
Operating income                  161.2      71.6      82.5      171.2     145.7
Income (loss) from continuing
 operations                        66.5     (11.7)    (29.9)      89.9     159.8
Net income (loss)                  85.6      10.8      (9.5)     366.7     159.8

Earnings per share:
  Basic:
    Income (loss) from
     continuing operations     $   1.30  $   (.23) $   (.58)  $   1.75  $   3.09
    Net income (loss)              1.68       .21      (.19)      7.13      3.09
  Diluted:
    Income (loss) from
     continuing operations     $   1.29  $   (.23) $   (.58)  $   1.73  $   3.08
    Net income (loss)              1.66       .21      (.19)      7.05      3.08

Cash dividends                 $      -  $    .30  $      -   $    .09  $    .14

BALANCE SHEET DATA at
 year end:
Cash, cash equivalents,
 current marketable
 securities and current
 restricted cash equivalents   $  141.3  $  114.1  $  106.1   $  163.1  $  151.8
Current assets                    551.1     500.2     454.9      546.8     506.4
Total assets                    1,271.7   1,221.4   1,098.5    1,155.6   1,056.2
Current liabilities               302.4     290.3     276.7      310.7     264.8
Long-term debt including
 current maturities               783.7     829.0     744.2      357.6     244.5
Shareholders' equity
 (deficit)                       (209.4)   (203.5)   (222.3)     152.3     271.1

CASH FLOW DATA:
Operating activities           $   71.6  $   16.5  $   89.2   $   45.1  $  108.3
Investing activities              (56.7)    (68.4)    (11.1)     417.3     (38.4)
Financing activities               (3.3)     26.6     (82.6)    (396.2)    (88.0)

OTHER NON-GAAP FINANCIAL
 DATA:
EBITDA (1)                     $  170.3  $   90.7  $   67.6   $  187.4  $  162.5


                                            Years ended December 31,
                                 -----------------------------------------------
                                  1995     1996      1997       1998      1999
                                  ----     ----      ----       ----      ----
                                    (In millions, except per share amounts)


OTHER DATA:
Net debt at year end (2)         $681.6    $740.7    $652.0    $230.9   $149.8
Interest expense, net (3)          69.5      64.6      63.0      43.1     30.3
Cash interest expense,
 net (4)                           50.9      44.2      39.9      24.8     28.6
Capital expenditures               60.7      64.2      28.2      22.4     35.6

TiO2 sales volumes (metric
 tons in thousands)                 366       388       427       408      427
Average TiO2 selling
 price index (1983=100)             152       138       133       153      152

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

      The Company's continuing operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices significantly increased in 1998 and slightly decreased in 1999 compared to the prior year. Kronos' operating income increased $88.7 million in 1998 and declined $25.5 million in 1999. Gross profit margins were 22% in 1997, 31% in 1998 and 27% in 1999.

      Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Industry" and "- Competition."

  Net sales and operating income

                                        Years ended December 31,      % Change
                                      --------------------------  ----------------
                                        1997      1998      1999  1998-97  1999-98
                                        ----      ----      ----  -------  -------
                                               (In millions)

Net sales .......................      $837.2    $894.7    $908.4    +7%      +2%

Operating income ................       $82.5    $171.2    $145.7  +107%     -15%

Percent change in TiO2:
  Sales volume ..................                                    -4%      +5%
  Average selling prices
   (in billing currencies)........                                  +16%      -1%

      Kronos' operating income in 1999 was lower than 1998, primarily due to lower average TiO2 selling prices and lower production volume, partially offset by higher sales volume and a $5.3 million currency exchange transaction gain related to certain of the Company's short-term intercompany cross-border financings. Kronos' operating income for 1998 was higher than 1997 due to 16% higher average TiO2 selling prices, partially offset by lower sales volume and $12.9 million of 1997 income from refunds of German trade capital taxes, discussed below.

      In billing currency terms, Kronos' 1999 average TiO2 selling prices were 1% lower than in 1998 with higher prices in North America offset by lower prices in Europe and export markets. European prices at the end of the year (when expressed in U.S. dollars at year-end exchange rates) were 9% below prices available in the U.S. as a result of the strong U.S. dollar against major

European currencies. Pigment prices declined during the first three quarters of 1999, but increased in the fourth quarter as a result of price increases announced by all major producers effective during the fourth quarter. Such price increases began to be phased in during the fourth quarter of 1999 and continue to be implemented in the first quarter of 2000. Kronos recently announced a price increase in Europe effective April 1, 2000. The successful implementation of the price increase will depend on market conditions. Average selling prices in the fourth quarter of 1999 were 3% lower than the fourth quarter of 1998, 1% lower than the average selling price for full-year 1999 and 1% higher than the third quarter of 1999. Selling prices at the end of the fourth quarter were 1% higher than the average for the quarter. Average TiO2 selling prices in 1998 were 16% higher than 1997 with strong increases in all major regions.

      Industry-wide demand was strong throughout 1997 and the first half of 1998, before moderating in the second half of 1998 and early 1999. Demand in the second half of 1999 was stronger than comparable periods in both 1998 and 1997 as a result of, among other things, customers buying in advance of anticipated price increases. Kronos' sales volume in the fourth quarter of 1999 increased 21% from the fourth quarter of 1998. Sales volume of 427,000 metric tons of TiO2 in 1999 was 5% higher than 1998 with growth in all major regions. Sales volume in 1998 was 4% lower than 1997, reflecting lower sales in Asia and Latin America. Approximately one-half of Kronos' 1999 TiO2 sales, by volume, were attributable to markets in Europe with approximately 37% attributable to North America, and the balance to other regions.

      Kronos expects industry demand in 2000 will be relatively unchanged from 1999, depending primarily upon global economic conditions, and accordingly, the Company believes 2000 sales volume will approximate 1999 levels. Kronos produced at or near full capacity in 1997 and 1998, but curtailed production during the first quarter of 1999 to manage inventory levels. As a result, Kronos reduced finished goods inventories by approximately 15,000 metric tons. Kronos' production volume in 1999 was 5% lower than 1998 and capacity utilization in 1999 was 93% compared to full capacity in 1998. Kronos' production volume in 2000 is expected to closely match expected 2000 sales volume. Kronos believes average TiO2 selling prices in 2000 should continue an upward trend as the Company expects to continue to phase-in announced price increases during 2000. Should demand in 2000 remain strong, additional price increases could be announced later in 2000. The Company believes that average 2000 prices will exceed average 1999 prices. As a result of anticipated higher average prices and its continued focus on controlling costs, Kronos expects its 2000 operating income will be higher than 1999. The extent of this improvement will be determined primarily by the magnitude of realized price increases.

      Excluding the effects of foreign currency translation, which decreased the Company's expenses in both 1998 and 1999, Kronos' cost of sales in 1999 was higher than 1998 due to higher sales volume and higher unit costs, which resulted primarily from lower production levels. Kronos' cost of sales in 1998 was lower than 1997 primarily due to lower sales volume. Cost of sales, as a percentage of net sales, increased in 1999 primarily due to the impact on net sales of lower average selling prices and higher unit costs, and decreased in 1998 primarily due to the impact on net sales of increased average selling prices.

      Excluding the effects of foreign currency translation, which decreased the Company's expenses in both 1998 and 1999, Kronos' selling, general and administrative expenses, in absolute dollar amounts, increased in 1999 from the previous year due to higher distribution expenses associated with higher 1999 sales volumes, while 1998 expenses, in absolute dollar amounts, were lower than 1997 as a result of lower distribution expenses related to lower sales volume. Selling, general and administrative expenses, as a percentage of net sales, were 14% in 1997 and 12% in both 1998 and 1999.

      The $12.9 million of German trade capital tax refunds received in 1997 relates to years prior to 1997 and includes interest. The German tax authorities were required to remit refunds based on (i) court decisions which reduced the trade capital tax base and (ii) prior agreements between the Company and the German tax authorities regarding payment of disputed taxes.

      The Company has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar translated value of the Company's foreign sales and operating costs is subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses. A significant amount of the Company's sales are denominated in currencies other than the U.S. dollar (61% in 1999), principally the euro, other major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies
decreased   sales  by  $24  million  and  $15  million  during  1998  and  1999, respectively, compared to the year-earlier period. Excluding the 1999 $5.3 million gain described above, fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's operating expenses and the net impact of currency exchange rate fluctuations on operating income comparisons was not significant in 1998 or 1999.

  General corporate

      The following table sets forth certain information regarding general corporate income (expense).

                                 Years ended December 31,            Change
                              ------------------------------    ----------------
                                1997       1998       1999      1998-97  1999-98
                              --------    -------    -------    -------  -------
                                               (In millions)

Securities earnings .....     $    5.4    $  14.9    $   6.6    $   9.5   $  (8.3)
Corporate expenses, net .        (49.8)     (18.3)     (16.9)      31.5       1.4
Interest expense ........        (65.8)     (58.1)     (36.9)       7.7      21.2
                              --------    -------    -------    -------   -------

                              $ (110.2)   $ (61.5)   $ (47.2)   $  48.7   $  14.3
                              ========    =======    =======    =======   =======

      Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Average funds invested in 1999 were lower than 1998 primarily due to the repayment of certain of the Company's debt in the last half of 1998. Average funds invested in 1998 were higher than 1997 primarily due to the net proceeds from the sale of Rheox in January 1998. The Company expects security earnings in 2000 will be lower than 1999 due to lower average levels of funds available for investment due to debt reduction made during 1999 and higher projected expenditures in 2000 for dividends, environmental remediation and other corporate purposes.

      Corporate expenses, net in 1999 were lower than 1998, primarily due to $3.0 million of expenses in 1998 related to the unsuccessful acquisition of certain TiO2 businesses and assets. Corporate expenses, net in 1998 were lower than 1997, primarily due to the $30 million noncash charge taken in 1997 related to the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities." See Note 2 to the Consolidated Financial Statements. This charge is included in selling, general and administrative expense for 1997 in the Company's
Consolidated Statements of Income. Excluding this charge, 1998 corporate expenses, net were slightly lower than 1997 due to the recognition of $3.7 million of income in 1998 related to the straight-line, five-year amortization of $20 million of proceeds received in conjunction with the sale of Rheox attributable to a five-year agreement by the Company not to compete in the rheological products business, partially offset by the aforementioned $3.0 million expense in 1998. In 1999 the Company recorded $4 million of income related to the amortization of this deferred income.

  Interest expense

      Interest expense declined in 1999 and 1998 compared to the respective prior years due to prepayment of the Deutsche mark-denominated bank credit facility in 1999 and prepayments of outstanding indebtedness in 1998, principally the Senior Secured Discount Notes, the joint venture term loan and a portion of Kronos' DM-denominated debt. Interest expense in 1998 declined compared to 1997 principally due to prepayments of this outstanding indebtedness. Assuming no significant change in interest rates, interest expense in 2000 is expected to be lower compared to 1999 due to lower levels of outstanding indebtedness and lower margins on variable rate debt.

  Provision for income taxes

      The principal reasons for the difference between the U.S. federal statutory income tax rates and the Company's effective income tax rates are explained in Note 13 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In 1998 and 1999 the Company's effective tax rate varied from the normally expected rate due predominantly to the recognition of certain deductible tax attributes which previously did not meet the "more-likely-than-not" recognition criteria. Also in 1998 and 1999, the Company recognized certain one-time benefits related to German tax settlements. In 1997 the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to the Company's effective tax rate varying from a normally expected rate.

      The Company's contingencies related to income taxes at December 31, 1999 are discussed in "Liquidity and Capital Resources."

  Other

      Minority interest in 1999 relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of the Company's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than the Company, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. The Company continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

      Discontinued operations in 1998 represent the Company's former specialty chemicals operations which were sold in January 1998. The extraordinary item in 1998 resulted from early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below.

                                                      Years ended December 31,
                                                      -------------------------
                                                       1997     1998      1999
                                                      ------   ------    ------
                                                            (In millions)
Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities
     and Rheox, net ...............................    $38.1   $137.0    $115.7
    Changes in assets and liabilities and
     Rheox, net ...................................     51.1    (91.9)     (7.4)
                                                      ------   ------    ------
                                                        89.2     45.1     108.3
  Investing activities ............................    (11.1)   417.3     (38.4)
  Financing activities ............................    (82.6)  (396.2)    (88.0)
                                                      ------   ------    ------

Net cash provided (used) by operating,
 investing and financing activities ...............    $(4.5)   $66.2    $(18.1)
                                                      ======   ======    ======

  Operating cash flows

      The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities and Rheox, net, declined in 1999 from the prior year primarily due to lower operating income, partially offset by $13.7 million of cash distributions from the Company's TiO2 manufacturing joint venture, and improved in 1998 from the prior year primarily due to higher operating income.

      Changes in the Company's assets and liabilities (excluding the effect of currency translation and Rheox, net) provided cash in 1997 and used cash in 1998 and 1999 primarily due to reductions in inventory levels in 1997, increases in inventory levels in 1998 and increases in receivable levels in 1999 due to high year-end demand. Rheox, net in 1998, primarily income tax payments made as a result of the gain on sale of Rheox, significantly decreased cash flows from operating activities.

  Investing cash flows

      The Company's capital expenditures were $28 million, $22 million and $36 million in 1997, 1998 and 1999. The increase in capital expenditures in 1999 is partially due to $6 million of expenditures for a landfill expansion for the Company's Belgian facility. Capital expenditures in 1997 included $7 million related to a 20,000 metric ton debottlenecking project. Capital expenditures of the manufacturing joint venture and the Company's discontinued operations are not included in the Company's capital expenditures.

      The Company's capital expenditures during the past three years include an aggregate of $22 million ($10 million in 1999) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2000 and 2001 capital expenditures are $37 million and $35 million, respectively, and include $7 million and $11 million, respectively, in the area of environmental protection and compliance.

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

  Financing cash flows

      The Company prepaid its DM 107 million ($60 million when paid) term loan in full in the first quarter of 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. In the second and third quarters of 1999, the Company repaid DM 60 million ($33 million when paid) of the DM revolving credit facility with cash provided from operations. The revolver's outstanding balance of DM 120 million was further reduced in October 1999 by DM 20 million ($11 million when paid). In December 1999 the Company borrowed $26 million of short-term unsecured euro-denominated bank debt and used the proceeds along with cash on hand to prepay the remaining balance of DM 100 million ($52 million when paid) under its Deutsche mark-denominated bank credit agreement. The DM facility was then terminated, which released collateral and eliminated certain restrictive loan covenants.

      Borrowings in 1998 included DM 35 million ($19 million when borrowed) under the Company's short-term non-U.S. credit facilities and DM 20 million ($11 million when borrowed) under the Company's DM revolving credit facility.

Repayments in 1998 included DM 40 million ($23 million when paid) of the DM revolving credit facility and DM 81 million ($44 million when paid) of its DM term loan. In 1997 the Company prepaid DM 207 million ($127 million when paid) of its DM term loan, repaid DM 43 million ($26 million when paid) of its DM revolving credit facility, repaid $15 million of its joint venture term loan and repaid DM 15 million ($9 million when paid) of its short-term DM-denominated notes payable. The Company's borrowings and principal repayments excludes activity related to the Company's discontinued operations.

      With a majority of the $380 million after-tax net proceeds from the sale of Rheox, the Company (i) prepaid $118 million of the Rheox term loan (included as Rheox, net on the Company's Consolidated Statements of Cash Flows), (ii) prepaid $42 million of Kronos' tranche of the LPC joint venture term loan, (iii) made $65 million of open-market purchases of the Company's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts, (iv) purchased $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required under the terms of the indenture, and
(v) redeemed $121 million of 13% Senior Secured Discount Notes outstanding on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Senior Secured Discount Notes indenture.

      Dividends paid during 1998 and 1999 totaled $4.6 million and $7.2 million, respectively. No dividends were paid in 1997. At December 31, 1999, the Company had $114 million available for payment of dividends and acquisition of treasury shares pursuant to the Senior Notes indenture. On February 9, 2000, the Company's Board of Directors increased the regular quarterly dividend from $.035 per share to $.15 per share and declared a dividend to shareholders of record as of March 16, 2000 to be paid on March 31, 2000.

      During 1999 the Company's Board of Directors authorized the purchase of up to 1.5 million shares of NL's common stock over an unspecified period of time, to be held as treasury shares available for general corporate purposes. Pursuant to this authorization, the Company purchased 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999 and 575,000 shares at an aggregate cost of $8.3 million in January and February of 2000. In March 2000 the Company purchased 500,000 shares of Tremont's common stock in the open market for $10 million. Tremont owns 10.2 million shares, or 20%, of NL's outstanding common stock.

      In 1998 as a result of the settlement of a shareholder derivative lawsuit on behalf of the Company, Valhi transferred $14.4 million in cash to the Company, and the Company paid plaintiffs' attorneys' fees and expenses of $3.2 million.

  Cash, cash equivalents, restricted cash and borrowing availability

      At December 31, 1999, the Company had cash and cash equivalents aggregating $134 million (54% held by non-U.S. subsidiaries) and $18 million of restricted cash equivalents. At December 31, 1999, the Company's subsidiaries had $19 million available for borrowing under non-U.S. credit facilities. At December 31, 1999, the Company had complied with all financial covenants governing its debt agreements.

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

  Income tax contingencies

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. Certain significant German tax contingencies aggregating an estimated DM 188 million ($100 million when resolved) through 1998 were resolved in the Company's favor in 1999. See Note 13 to the Consolidated Financial Statements.

      During 1999 the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, the Company's ongoing current (cash) income tax rate in Germany increased in 1999.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at December 31, 1999) relating to 1994. The Company appealed this assessment and, in February 2000, the Fredrikstad City Court ruled in favor of the Norwegian tax authorities on the primary issue, but asserted that such tax authorities' assessment was overstated by NOK 34 million ($4 million at December 31, 1999). The tax authorities' response to the Court's assertion is expected by the end of March 2000. The Company is considering its appeals options. During 1998 the Company was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at December 31, 1999) will likely be proposed for the year 1996 on an issue similar to the aforementioned 1994 case. The outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

      No assurance can be given that the Company's tax matters will be favorably resolved due to the inherent uncertainties involved in court proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      At December 31, 1999, the Company had net deferred tax liabilities of $97 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $234 million at December 31, 1999, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

  Environmental matters and litigation

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

  Foreign operations

      As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 1999, the Company had substantial net assets denominated in the Canadian dollar and Norwegian kroner, partially offset by a euro-denominated net liability.

  Year 2000 Issue

      As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain computer programs that had date-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. This is generally referred to as the "Year 2000 Issue."

      Over the past few years, the Company spent time, effort and money in order to address the Year 2000 Issue in an attempt to ensure that computer systems, both information technology ("IT") systems and non-IT systems involving embedded chip technology, and software applications would function properly after December 31, 1999. This process included, among other things, the identification of all systems and applications potentially affected by the Year 2000 Issue, the determination of which systems and applications required remediation and the completion thereof and the testing of systems and applications following remediation for Year 2000 compliance. In addition, the Company requested confirmation from its major software and hardware vendors, suppliers and customers that they were developing and implementing plans to become, or that they had become, Year 2000 compliant. Contingency plans were also developed to address potential Year 2000 Issues related to business interruption in the event one or more of the Company's internal systems or the systems of third parties upon which it relies ultimately proved not to be Year 2000 compliant. As part of these contingency plans, the Company temporarily idled its manufacturing facilities shortly before the end of 1999 as an added safeguard against unexpected loss of utility service; all of such facilities resumed production shortly after midnight of year-end 1999. After all of the efforts described above, the Company believed that its key systems were Year 2000 compliant prior to December 31, 1999.

      As part of its normal business operations, the Company had already installed upgraded information systems at certain locations which addressed the Year 2000 Issue. Excluding the cost of the ongoing system upgrades, the amount spent to address the Year 2000 Issue was $2 million ($1.1 million in 1999).

      To date in 2000, none of the Company's manufacturing facilities have suffered any downtime due to noncompliant systems, nor have any significant problems associated with the Year 2000 Issue been identified in any systems. The Company will continue to monitor its major systems in order to ensure that such systems continue to be Year 2000 compliant. However, based primarily upon success to date, the Company does not currently expect to experience any significant Year 2000 Issues.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General

      The Company is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company has not generally entered into forward or option contracts to manage such market risks, nor has the Company entered into any such contract or other type of derivative instrument for trading purposes. The Company was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 1998 or 1999. See Notes 2 and 8 to the Consolidated Financial Statements.

  Interest rates

      The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness.

      At December 31, 1999, the Company's aggregate indebtedness was split between 81% of fixed-rate instruments and 19% of variable-rate borrowings (1998
- 62% fixed-rate and 38% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates, by contractual maturity dates, for the Company's aggregate indebtedness at December 31, 1998 and 1999. At December 31, 1998 and 1999, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable-rate indebtedness was denominated in euros in 1999 and Deutsche marks in 1998. Information shown below for such euro-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 1999 using that date's exchange rate of .99 euro per U.S. dollar (1998 - 1.66 DM per U.S. dollar).

                                                                         Fair Value
                                   Contractual Maturity Date            December 31,
                             -----------------------------------------  ------------
December 31, 1999:           N/A     2000   2001   2002   2003   Total     1999
                             ---     ----   ----   ----   ----   -----     ----
                                             (In millions)
Fixed-rate debt (U.S.
 dollar-denominated):
  Principal amount                   $ -    $ -    $ -   $244.0  $244.0   $253.2
  Weighted-average
   interest rate                       -      -      -   11.75%  11.75%

Variable rate debt (euro-
 denominated):
  Principal amount                   $57.1  $ -    $ -   $  -    $ 57.1   $ 57.1
  Weighted-average interest
   rate                                3.6%   -      -      -       3.6%


December 31, 1998:           1999    2000   2001   2002   2003   Total     1998
                             ----    ----   ----   ----   ----   -----    ------
                                             (In millions)
Fixed-rate debt (U.S.
 dollar-denominated):
  Principal amount           $  -    $ -    $ -    $ -   $244.0  $244.0   $253.1
  Weighted-average interest
   rate                         -      -      -      -    11.75%  11.75%

Variable rate debt (DM-
 denominated):
  Principal amount           $100.9  $48.2  $ -    $ -   $  -    $149.1   $149.1
  Weighted-average interest
   rate                        5.4%   6.1%    -      -      -      5.6%

  Currency exchange rates


      The Company is exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the European Union euro, Canadian dollar, Norwegian krone and the United Kingdom pound sterling. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of risks and uncertainties related to the conversion of certain of these currencies to the euro.

      As described above, at December 31, 1999, the Company had $58 million of indebtedness denominated in euros (1998 - $149 million outstanding denominated in Deutsche marks.) The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $6 million (1998 - $15 million).

  Marketable equity security prices

      The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such equity securities at December 31, 1998 and 1999 was $18 million and $15 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $1.8 million and $1.5 million, respectively.

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

      The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events, gains or losses.

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

 (b)           Reports on Form 8-K

               Reports on Form 8-K for the quarter ended December 31, 1999 and thereafter through the date of this report.

               October 20, 1999  -  reported Items 5 and 7.
               October 28, 1999  -  reported Items 5 and 7.
               November 19, 1999 -  reported Items 5 and 7.
               January 26, 2000  -  reported Items 5 and 7.
               February 9, 2000  -  reported Items 5 and 7.

 (c)           Exhibits

               Included as exhibits are the items listed in the Exhibit Index. NL will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to NL of furnishing the exhibits. Instruments defining the rights of holders of debt issues which do not exceed 10% of consolidated total assets will be furnished to the Securities and Exchange Commission upon request.

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

 10.1 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

 10.2 Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 10.3** Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.4** Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.

 10.5 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.6 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.7 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.8 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1995.

 10.9 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.10 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.11 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.12 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.13 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.14 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.15 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.16 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.17* 1989 Long Term Performance Incentive Plan of NL Industries, Inc. - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.18* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.19* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996 - incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 10.20* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 incorporated by reference to Appendix A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held April 30, 1992.

 10.21* NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Registrant's Proxy Statement on
            Schedule 14A for the annual meeting of shareholders held on May 6, 1998.

 10.22 Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 1999 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 10.23 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 1999 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 10.24 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1999 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 10.25 Intercorporate Service Agreement by and between Titanium Metals Corporation and the Registrant effective January 1, 1999 incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 10.26 Intercorporate Services Agreement by and between CompX International Inc. and the Registrant effective as of January 1, 1999 incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 1999.

 10.27 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.28* Executive severance agreement effective as of March 9, 1995 by and between the Registrant and Lawrence A. Wigdor - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 10.29* Executive severance agreement effective as of July 24, 1996 by and between the Registrant and J. Landis Martin - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 10.30* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.31* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and Lawrence A. Wigdor and related trust agreement incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

 10.32* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and J. Landis Martin and related trust agreement - incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

 21.1       Subsidiaries of the Registrant.

 23.1       Consent of Independent Accountants.

 27.1       Financial Data Schedule for the year ended December 31, 1999.

 99.1 Annual Report of NL Industries, Inc. Retirement Savings Plan (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 1999.

*     Management contract, compensatory plan or arrangement.

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NL Industries, Inc.
                                       (Registrant)


                                   By /s/ J. Landis Martin
                                      --------------------------------
                                      J. Landis Martin, March 16, 2000
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ J. Landis Martin                   /s/ Harold C. Simmons
-------------------------------------- -----------------------------------------
J. Landis Martin, March 16, 2000       Harold C. Simmons, March 16, 2000
Director, President and                Chairman of the Board
Chief Executive Officer


/s/ Glenn R. Simmons                   /s/ Joseph S. Compofelice
-------------------------------------- -----------------------------------------
Glenn R. Simmons, March 16, 2000       Joseph S. Compofelice, March 16, 2000
Director                               Director


/s/ Kenneth R. Peak                    /s/ Dr. Lawrence A. Wigdor
-------------------------------------- ----------------------------------------
Kenneth R. Peak, March 16, 2000        Dr. Lawrence A. Wigdor, March 16, 2000
Director                               Director, President and Chief
                                       Executive Officer of Kronos


/s/ Thomas P. Stafford                 /s/ Susan E. Alderton
-------------------------------------- ----------------------------------------
Thomas P. Stafford, March 16, 2000     Susan E. Alderton, March 16, 2000
Director                               Vice President and Chief Financial
                                        Officer
                                       (Principal Financial Officer)
/s/ Robert D. Hardy
--------------------------------------
Robert D. Hardy, March 16, 2000
Vice President and Controller
(Principal Accounting Officer)

                              NL INDUSTRIES, INC.

                          ANNUAL REPORT ON FORM 10-K

                           Items 8, 14(a) and 14(d)

                  Index of Financial Statements and Schedules


Financial Statements                                                  Pages

  Report of Independent Accountants                                F-2

  Consolidated Balance Sheets - December 31, 1998 and 1999         F-3 / F-4

  Consolidated Statements of Income - Years ended
   December 31, 1997, 1998 and 1999                                F-5 / F-6

  Consolidated Statements of Comprehensive Income - Years
   ended December 31, 1997, 1998 and 1999                          F-7

  Consolidated Statements of Shareholders' Equity - Years
   ended December 31, 1997, 1998 and 1999                          F-8

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1997, 1998 and 1999                                F-9 / F-11

  Notes to Consolidated Financial Statements                       F-12 / F-42


Financial Statement Schedules

  Report of Independent Accountants                                S-1

  Schedule I - Condensed Financial Information of Registrant       S-2 / S-7

  Schedule II - Valuation and qualifying accounts                  S-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for environmental remediation costs in 1997 in accordance with Statement of Position No. 96-1.





                                    PricewaterhouseCoopers LLP

Houston, Texas
February 29, 2000

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1998 and 1999

                     (In thousands, except per share data)



              ASSETS
                                                          1998           1999
                                                       ----------    ----------

Current assets:
  Cash and cash equivalents ........................    $  154,953    $  134,224
  Restricted cash equivalents ......................         8,164        17,565
  Accounts and notes receivable, less
   allowance of $2,377 and $2,075 ..................       133,769       143,768
  Receivable from affiliates .......................           692           747
  Refundable income taxes ..........................        15,919         4,473
  Inventories ......................................       228,611       191,184
  Prepaid expenses .................................         2,724         2,492
  Deferred income taxes ............................         1,955        11,974
                                                        ----------    ----------

      Total current assets .........................       546,787       506,427
                                                        ----------    ----------



Other assets:
  Marketable securities ............................        17,580        15,055
  Investment in TiO2 manufacturing joint venture ...       171,202       157,552
  Prepaid pension cost .............................        23,990        23,271
  Other ............................................        13,927         5,410
                                                        ----------    ----------

      Total other assets ...........................       226,699       201,288
                                                        ----------    ----------



Property and equipment:
  Land .............................................        19,626        23,678
  Buildings ........................................       144,228       133,682
  Machinery and equipment ..........................       586,400       550,842
  Mining properties ................................        84,015        71,952
  Construction in progress .........................         4,385         6,805
                                                        ----------    ----------
                                                           838,654       786,959

  Less accumulated depreciation and depletion ......       456,495       438,501
                                                        ----------    ----------

      Net property and equipment ...................       382,159       348,458
                                                        ----------    ----------

                                                        $1,155,645    $1,056,173
                                                        ==========    ==========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          December 31, 1998 and 1999

                     (In thousands, except per share data)



   LIABILITIES AND SHAREHOLDERS' EQUITY
                                                         1998           1999
                                                     -----------    -----------

Current liabilities:
  Notes payable ..................................   $    36,391    $    57,076
  Current maturities of long-term debt ...........        64,826            212
  Accounts payable and accrued liabilities .......       187,661        190,360
  Payable to affiliates ..........................        11,317         11,240
  Income taxes ...................................         9,224          5,605
  Deferred income taxes ..........................         1,236            326
                                                     -----------    -----------

      Total current liabilities ..................       310,655        264,819
                                                     -----------    -----------

Noncurrent liabilities:
  Long-term debt .................................       292,803        244,266
  Deferred income taxes ..........................       196,180        108,226
  Accrued pension cost ...........................        44,649         32,946
  Accrued postretirement benefits cost ...........        41,659         37,105
  Other ..........................................       116,732         93,821
                                                     -----------    -----------

      Total noncurrent liabilities ...............       692,023        516,364
                                                     -----------    -----------

Minority interest ................................           633          3,903
                                                     -----------    -----------

Shareholders' equity:
  Preferred stock - 5,000 shares authorized,
   no shares issued or outstanding ...............          --             --
  Common stock - $.125 par value; 150,000
   shares authorized; 66,839 shares issued .......         8,355          8,355
  Additional paid-in capital .....................       774,288        774,304
  Retained earnings (deficit) ....................      (133,379)        19,150
  Accumulated other comprehensive income (loss):
    Currency translation .........................      (133,440)      (160,022)
    Marketable securities ........................         4,498          2,857
    Pension liabilities ..........................        (3,187)        (1,756)
  Treasury stock, at cost (15,028 and 15,555
   shares) .......................................      (364,801)      (371,801)
                                                     -----------    -----------

      Total shareholders' equity .................       152,334        271,087
                                                     -----------    -----------

                                                     $ 1,155,645    $ 1,056,173
                                                     ===========    ===========

Commitments and contingencies (Notes 13 and 17)

         See accompanying notes to consolidated financial statements.
                                    F-4

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 Years ended December 31, 1997, 1998 and 1999

                     (In thousands, except per share data)


                                                1997        1998         1999
                                             ---------    ---------    ---------
Revenues and other income:
  Net sales ..............................   $ 837,240    $ 894,724    $ 908,387
  Other, net .............................      19,367       25,453       23,646
                                             ---------    ---------    ---------

                                               856,607      920,177      932,033
                                             ---------    ---------    ---------

Costs and expenses:
  Cost of sales ..........................     649,945      618,447      662,315
  Selling, general and administrative ....     168,592      133,970      134,342
  Interest ...............................      65,759       58,070       36,884
                                             ---------    ---------    ---------

                                               884,296      810,487      833,541
                                             ---------    ---------    ---------
    Income (loss) from continuing
     operations before income
     taxes and minority interest .........     (27,689)     109,690       98,492

Income tax benefit (expense) .............      (2,244)     (19,788)      64,601
                                             ---------    ---------    ---------

    Income (loss) from continuing
     operations before minority
     interest ............................     (29,933)      89,902      163,093

Minority interest ........................         (58)          40        3,322
                                             ---------    ---------    ---------

    Income (loss) from continuing
     operations ..........................     (29,875)      89,862      159,771

Discontinued operations ..................      20,402      287,396         --

Extraordinary item - early
 extinguishment of debt, net of tax
 benefit of $5,698 .......................        --        (10,580)        --
                                             ---------    ---------    ---------

    Net income (loss) ....................   $  (9,473)   $ 366,678    $ 159,771
                                             =========    =========    =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1997, 1998 and 1999

                    (In thousands, except per share data)




                                              1997         1998          1999
                                          ----------    ----------    ----------
Basic earnings per share:
  Continuing operations ...............   $     (.58)   $     1.75    $     3.09
  Discontinued operations .............          .39          5.59          --
  Extraordinary item ..................         --            (.21)         --
                                          ----------    ----------    ----------

    Net income (loss) .................   $     (.19)   $     7.13    $     3.09
                                          ==========    ==========    ==========


Diluted earnings per share:
  Continuing operations ...............   $     (.58)   $     1.73    $     3.08
  Discontinued operations .............          .39          5.52          --
  Extraordinary item ..................         --            (.20)         --
                                          ----------    ----------    ----------

    Net income (loss) .................   $     (.19)   $     7.05    $     3.08
                                          ==========    ==========    ==========

Shares used in the calculation of
 earnings per share:
  Basic ...............................       51,152        51,460        51,774
  Dilutive impact of stock options ....         --             540            93
                                          ----------    ----------    ----------

  Diluted .............................       51,152        52,000        51,867
                                          ==========    ==========    ==========


         See accompanying notes to consolidated financial statements.
                                    F-6

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 Years ended December 31, 1997, 1998 and 1999

                                (In thousands)



                                                    1997         1998         1999
                                                 ---------    ---------    ---------

Net income (loss) ............................   $  (9,473)   $ 366,678    $ 159,771
                                                 ---------    ---------    ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment ...........       3,019          201       (1,641)
  Minimum pension liabilities
   adjustment ................................       1,822       (3,187)       1,431
  Currency translation adjustment ............     (15,181)         370      (26,582)
                                                 ---------    ---------    ---------

    Total other comprehensive loss ...........     (10,340)      (2,616)     (26,792)
                                                 ---------    ---------    ---------

  Comprehensive income (loss) ................   $ (19,813)   $ 364,062    $ 132,979
                                                 =========    =========    =========


         See accompanying notes to consolidated financial statements.
                                    F-7

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years ended December 31, 1997, 1998 and 1999

                                (In thousands)

                                                                              Accumulated other
                                                                         comprehensive income (loss)
                                             Additional  Retained    -----------------------------------
                                     Common   paid-in     earnings    Currency    Pension     Marketable   Treasury
                                      stock   capital    (deficit)   translation liabilities  securities    stock        Total
                                     ------  ---------- -----------  ----------- -----------  ----------   --------    ---------

Balance at December 31, 1996 .....   $8,355   $759,281   $(485,948)   $(118,629)   $(1,822)   $  1,278    $(365,996)   $(203,481)

Net loss .........................     --         --        (9,473)        --         --          --           --         (9,473)
Other comprehensive income (loss),
 net of tax ......................     --         --          --        (15,181)     1,822       3,019         --        (10,340)
Treasury stock reissued ..........     --         --          --           --         --          --          1,025        1,025
                                     ------   --------   ---------    ---------    -------    --------    ---------    ---------

Balance at December 31, 1997 .....    8,355    759,281    (495,421)    (133,810)      --         4,297     (364,971)    (222,269)

Net income .......................     --         --       366,678         --         --          --           --        366,678
Other comprehensive income (loss),
 net of tax ......................     --         --          --            370     (3,187)        201         --         (2,616)
Common dividends declared -
 $.09 per share ..................     --         --        (4,636)        --         --          --           --         (4,636)
Cash received upon settlement of
 shareholder derivative lawsuit,
 net of $3,198 in legal fees and
 expenses ........................     --       11,211        --           --         --          --           --         11,211
Tax benefit of stock options
 exercised .......................     --        3,796        --           --         --          --           --          3,796
Treasury stock reissued ..........     --         --          --           --         --          --            170          170
                                     ------   --------   ---------    ---------    -------    --------    ---------    ---------

Balance at December 31, 1998 .....    8,355    774,288    (133,379)    (133,440)    (3,187)      4,498     (364,801)     152,334

Net income .......................     --         --       159,771         --         --          --           --        159,771
Other comprehensive income (loss),
 net of tax ......................     --         --          --        (26,582)     1,431      (1,641)        --        (26,792)
Common dividends declared -
 $.14 per share ..................     --         --        (7,242)        --         --          --           --         (7,242)
Tax benefit of stock options
 exercised .......................     --           16        --           --         --          --           --             16
Treasury stock:
  Acquired .......................     --         --          --           --         --          --         (7,210)      (7,210)
  Reissued .......................     --         --          --           --         --          --            210          210
                                     ------   --------   ---------    ---------    -------    --------    ---------    ---------

Balance at December 31, 1999 .....   $8,355   $774,304   $  19,150    $(160,022)   $(1,756)   $  2,857    $(371,801)   $ 271,087
                                     ======   ========   =========    =========    =======    ========    =========    =========



         See accompanying notes to consolidated financial statements.
                                    F-8

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1998 and 1999

                                (In thousands)



                                               1997         1998        1999
                                            ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss) .....................   $  (9,473)   $ 366,678    $ 159,771
  Depreciation, depletion and
   amortization .........................      34,887       34,545       33,730
  Noncash interest expense ..............      23,092       18,393        1,682
  Deferred income taxes .................      (5,627)       4,988      (86,772)
  Minority interest .....................         (58)          40        3,322
  Net (gains) losses from:
    Securities transactions .............      (2,657)        --           --
    Disposition of property and
     equipment ..........................      (1,735)         768          429
  Pension cost, net .....................      (5,112)      (5,566)      (4,702)
  Other postretirement benefits, net ....      (4,799)      (6,299)      (5,459)
  Distribution from TiO2 manufacturing
   joint venture ........................        --           --         13,650
  Change in accounting for environmental
   remediation costs ....................      30,000         --           --
  Discontinued operations:
    Net gain from sale of Rheox .........        --       (286,071)        --
    Income from operations of Rheox .....     (20,402)      (1,325)        --
  Extraordinary item ....................        --         10,580         --
  Other, net ............................        --            317         --
                                            ---------    ---------    ---------

                                               38,116      137,048      115,651

  Rheox, net ............................      31,506      (30,587)        --
  Change in assets and liabilities:
    Accounts and notes receivable .......     (14,925)      (2,012)     (22,289)
    Inventories .........................      22,872      (49,839)      20,663
    Prepaid expenses ....................          96          436         (463)
    Accounts payable and accrued
     liabilities ........................       9,347       (2,741)       7,315
    Income taxes ........................      12,978      (12,976)       6,729
    Accounts with affiliates ............      (3,915)       2,286       (3,572)
    Other noncurrent assets .............        (269)        (178)       1,090
    Other noncurrent liabilities ........      (6,640)       3,650      (16,816)
                                            ---------    ---------    ---------
        Net cash provided by operating
         activities .....................      89,166       45,087      108,308
                                            ---------    ---------    ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1997, 1998 and 1999

                                (In thousands)


                                              1997         1998         1999
                                            ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures ..................   $ (28,220)   $ (22,392)   $ (35,559)
  Change in restricted cash
   equivalents, net .....................       1,144       (2,638)      (5,176)
  Proceeds from disposition of
   property and equipment ...............       3,049          769        2,344
  Proceeds from disposition of
   marketable securities ................       6,875        6,875         --
  Investment in joint venture, net ......       8,364         (372)        --
  Proceeds from sale of Rheox ...........        --        435,080         --
  Rheox, net ............................      (2,314)         (26)        --
                                            ---------    ---------    ---------

      Net cash provided (used) by
       investing activities .............     (11,102)     417,296      (38,391)
                                            ---------    ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings ..........................        --         30,491       82,038
    Principal payments ..................    (182,215)    (315,892)    (155,787)
    Deferred financing costs ............      (2,343)        --           --
  Dividends paid ........................        --         (4,636)      (7,242)
  Treasury stock purchased ..............        --           --         (7,210)
  Settlement of shareholder derivative
   lawsuit, net .........................        --         11,211         --
  Rheox, net ............................     100,940     (117,500)        --
  Other, net ............................       1,023          168          204
                                            ---------    ---------    ---------

      Net cash used by financing
       activities .......................     (82,595)    (396,158)     (87,997)
                                            ---------    ---------    ---------
      Net change during the year from
       operating, investing and
       financing activities .............   $  (4,531)   $  66,225    $ (18,080)
                                            =========    =========    =========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1997, 1998 and 1999

                                (In thousands)


                                               1997        1998         1999
                                            ---------    ---------    ---------

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
     activities .........................   $  (4,531)   $  66,225    $ (18,080)
    Currency translation ................      (2,295)         (36)      (2,649)
    Sale of Rheox .......................        --         (7,630)        --
                                            ---------    ---------    ---------

                                               (6,826)      58,559      (20,729)
  Balance at beginning of year ..........     103,220       96,394      154,953
                                            ---------    ---------    ---------

  Balance at end of year ................   $  96,394    $ 154,953    $ 134,224
                                            =========    =========    =========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized.   $  55,908    $  37,965    $  35,540
    Income taxes ........................       6,875       54,230       14,963

  Noncash investing activities -
   marketable securities exchanged
   for a note receivable ................   $   6,875    $    --      $    --



         See accompanying notes to consolidated financial statements.
                                    F-11

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At December 31, 1999, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 59% and 20%, respectively, of NL's outstanding common stock. At December 31, 1999, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 55% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

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

Translation of foreign currencies

      Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments are included in other comprehensive income (loss), net of related income taxes. Currency transaction gains and losses are recognized in income currently.

Cash equivalents

      Cash  equivalents  include  U.S.  Treasury   securities   purchased  under
short-term agreements to resell and bank deposits with original maturities of three months or less.

Restricted cash equivalents

      At December 31, 1999, restricted cash equivalents of approximately $18 million collateralized undrawn letters of credit. At December 31, 1998, restricted cash equivalents of approximately $5 million collateralized undrawn letters of credit, and restricted cash equivalents of approximately $7 million collateralized certain environmental remediation obligations of the Company, of which $4 million was classified as a noncurrent asset.

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

Investment in joint venture

      Investment in a 50%-owned joint venture is accounted for by the equity method.

Property, equipment, depreciation and depletion

      Property and equipment are stated at cost. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

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

Environmental remediation costs

      Environmental   remediation   costs  are  accrued  when  estimated  future
expenditures are probable and reasonably estimable. The estimated future expenditures generally are not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 1998 and 1999, no receivables for recoveries have been recognized.

      The Company adopted a new method of accounting as required by the AICPA's Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," in 1997. The SOP, among other things, expanded the types of costs which must be considered in determining environmental remediation accruals. As a result of adopting the SOP, the Company recognized a noncash cumulative charge of $30 million in 1997. The charge did not impact the Company's 1997 income tax expense because the Company believed the resulting deferred income tax asset did not then satisfy the "more-likely-than-not" recognition criteria and, accordingly, the Company established an offsetting valuation allowance.

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

Interest rate swaps and contracts

      The Company periodically uses interest rate swaps and contracts (such as caps and floors) to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for speculative purposes in the past, nor does it currently anticipate doing so in the future. Any cost associated with the swap or contract designated as a hedge of assets or liabilities is deferred and amortized over the life of the agreement as an adjustment to interest income or expense. If the swap or contract is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The Company held no derivative financial instruments at December 31, 1998 or 1999.

Earnings per share

      Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average common shares outstanding and the dilutive impact of outstanding stock options. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated 2,709,000, 1,942,000 and 2,185,000 in 1997, 1998 and 1999, respectively. There were no adjustments to income (loss) from continuing operations or net income (loss) in the computation of earnings per share.

New accounting principles not yet adopted

      The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact of adopting SFAS No. 133, if any, has not been determined but will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities, including derivatives embedded in non-derivative host contracts.

Note 3 - Business and geographic segments:

      The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Discontinued operations consists of the Company's specialty chemicals business owned by Rheox which was sold in January 1998. See Note 20. At December 31, 1998 and 1999, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $310 million and $375 million, respectively.

      The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain nonrecurring items and certain general corporate income and expense items (including securities transactions gains and interest and dividend income) which are not attributable to the operations of the reportable operating segment. The accounting policies of the reportable operating segment are the same as those described in Note 1. Interest income included in the calculation of segment operating income is disclosed in Note 14 as "Trade interest income."

      Segment assets are comprised of all assets attributable to the reportable operating segment. The Company's investment in the TiO2 manufacturing joint venture (see Note 6) is included in TiO2 business segment assets. Corporate assets are not attributable to the reportable operating segment and consist principally of cash, cash equivalents, restricted cash equivalents and marketable securities. For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.


                                                 Years ended December 31,
                                           -----------------------------------
                                              1997         1998       1999
                                           ---------    ---------    ---------
                                                     (In thousands)
Business segment - TiO2

  Net sales .............................   $ 837,240    $ 894,724    $ 908,387
  Other income, excluding corporate .....      12,339        6,110       12,484
                                            ---------    ---------    ---------
                                              849,579      900,834      920,871

  Cost of sales .........................     649,945      618,447      662,315
  Selling, general and administrative,
   excluding corporate ..................     117,133      111,206      112,888
                                            ---------    ---------    ---------

    Operating income ....................      82,501      171,181      145,668

  General corporate income (expense):
    Securities earnings, net ............       5,393       14,921        6,597
    Expenses, net .......................     (49,824)     (18,342)     (16,889)
    Interest expense ....................     (65,759)     (58,070)     (36,884)
                                            ---------    ---------    ---------

                                            $ (27,689)   $ 109,690    $  98,492
                                            =========    =========    =========

  Capital expenditures:
    Kronos ..............................   $  28,193    $  22,310    $  32,703
    General corporate ...................          27           82        2,856
                                            ---------    ---------    ---------

                                            $  28,220    $  22,392    $  35,559
                                            =========    =========    =========

  Depreciation, depletion and
   amortization:
    Kronos ..............................   $  34,684    $  34,341    $  33,047
    General corporate ...................         203          204          683
                                            ---------    ---------    ---------

                                            $  34,887    $  34,545    $  33,730
                                            =========    =========    =========

                                                 Years ended December 31,
                                           -----------------------------------
                                              1997         1998       1999
                                           ---------    ---------    ---------
                                                     (In thousands)

Geographic areas

  Net sales - point of origin:
    Germany .............................   $ 439,926    $ 451,061    $ 459,467
    United States .......................     250,798      289,701      299,520
    Canada ..............................     145,160      158,967      162,746
    Belgium .............................     122,784      159,558      138,671
    Norway ..............................      96,448       91,112       88,277
    Other ...............................      88,030       96,912       90,442
    Eliminations ........................    (305,906)    (352,587)    (330,736)
                                            ---------    ---------    ---------

                                            $ 837,240    $ 894,724    $ 908,387
                                            =========    =========    =========

  Net sales - point of destination:
    Europe ..............................   $ 442,043    $ 493,942    $ 478,652
    United States .......................     230,923      246,209      268,037
    Canada ..............................      58,231       66,843       60,834
    Latin America .......................      43,078       35,281       35,308
    Asia ................................      41,328       21,042       41,612
    Other ...............................      21,637       31,407       23,944
                                            ---------    ---------    ---------

                                            $ 837,240    $ 894,724    $ 908,387
                                            =========    =========    =========


                                                     December 31,
                                       ----------------------------------------
                                           1997          1998           1999
                                       ----------     ----------     ----------
                                                    (In thousands)

Identifiable assets

  Net property and equipment:
    Germany .......................     $  213,762     $  223,605     $  190,292
    Canada ........................         67,247         60,574         62,334
    Belgium .......................         50,783         51,683         49,146
    Norway ........................         44,841         42,336         39,845
    Other .........................          4,289          3,961          6,841
    Discontinued operations .......         30,307           --             --
                                        ----------     ----------     ----------

                                        $  411,229     $  382,159     $  348,458
                                        ==========     ==========     ==========

  Total assets:
    Kronos ........................     $  961,635     $  997,893     $  972,549
    General corporate .............         47,922        157,752         83,624
    Discontinued operations .......         88,635           --             --
                                        ----------     ----------     ----------

                                        $1,098,192     $1,155,645     $1,056,173
                                        ==========     ==========     ==========

Note 4 - Marketable securities and securities transactions:

                                                               December 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
                                                              (In thousands)

Available-for-sale securities - noncurrent
 marketable equity securities:
  Unrealized gains .................................     $  8,512      $  6,700
  Unrealized losses ................................       (1,591)       (2,304)
  Cost .............................................       10,659        10,659
                                                         --------      --------

      Aggregate market .............................     $ 17,580      $ 15,055
                                                         ========      ========

      In 1997 securities transactions gains of $2.7 million were realized on sales of available-for-sale securities.

Note 5 - Inventories:

                                                               December 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
                                                              (In thousands)

Raw materials                                             $ 46,114    $ 54,861
Work in process                                             11,530       8,065
Finished products                                          136,225     100,824
Supplies                                                    34,742      27,434
                                                          --------    --------

                                                          $228,611    $191,184
                                                          ========    ========

Note 6 - Investment in TiO2 manufacturing joint venture:

      Kronos Louisiana, Inc. ("KLA"), a wholly owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Americas Inc. ("Tioxide"). Effective June 30, 1999, Imperial Chemicals Industries plc ("ICI") sold its titanium dioxide business, including Tioxide and its 50% ownership interest in LPC, to Huntsman ICI Holdings, a newly formed company that is 70%- owned by Huntsman Corporation and 30%-owned by ICI. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

      KLA is required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's production costs and interest expense. Kronos' share of the production costs is reported as cost of sales as the related TiO2 acquired from LPC is sold, and its share of the interest expense, if any, is reported as a component of interest expense.

      During 1999 LPC made cash distributions of $27.3 million, equally split between the partners.

      Summary balance sheets of LPC are shown below.

                                                                December 31,
                                                         -----------------------
                                                           1998           1999
                                                         --------       --------
                                                              (In thousands)
                ASSETS
Current assets ...................................       $ 60,686       $ 55,999
Property and equipment, net ......................        294,906        279,567
                                                         --------       --------

                                                         $355,592       $335,566
                                                         ========       ========

   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current .............       $ 10,960       $ 18,234
Partners' equity .................................        344,632        317,332
                                                         --------       --------

                                                         $355,592       $335,566
                                                         ========       ========


      Summary income statements of LPC are shown below.

                                                 Years ended December 31,
                                           ------------------------------------
                                             1997          1998          1999
                                           --------      --------      --------
                                                    (In thousands)

Revenues and other income:
  Kronos .............................      $ 82,171      $ 90,392      $ 85,304
  Tioxide ............................        80,512        89,879        86,309
  Interest income ....................           636           753           569
                                            --------      --------      --------

                                             163,319       181,024       172,182
                                            --------      --------      --------
Cost and expenses:
  Cost of sales ......................       156,811       178,803       171,829
  General and administrative .........           355           348           353
  Interest ...........................         6,153         1,873          --
                                            --------      --------      --------

                                             163,319       181,024       172,182
                                            --------      --------      --------

    Net income .......................      $   --        $   --        $   --
                                            ========      ========      ========

Note 7 - Other noncurrent assets:

                                                               December 31,
                                                           ---------------------
                                                            1998           1999
                                                           -------        ------
                                                               (In thousands)

Deferred financing costs, net .....................        $ 4,124        $2,278
Intangible assets, net of accumulated
 amortization of $23,704 and $22,095 ..............          1,985           120
Restricted cash equivalents .......................          4,225          --
Deferred income taxes .............................           --              41
Other .............................................          3,593         2,971
                                                           -------        ------

                                                           $13,927        $5,410
                                                           =======        ======

Note 8 - Accounts payable and accrued liabilities:

                                                            December 31,
                                                     ---------------------------
                                                       1998               1999
                                                     --------           --------
                                                            (In thousands)

Accounts payable .........................           $ 55,270           $ 56,597
                                                     --------           --------
Accrued liabilities:
  Employee benefits ......................             37,399             35,243
  Environmental costs ....................             44,122             47,228
  Interest ...............................              7,346              6,761
  Deferred income ........................              4,000              4,000
  Other ..................................             39,524             40,531
                                                     --------           --------

                                                      132,391            133,763
                                                     --------           --------

                                                     $187,661           $190,360
                                                     ========           ========

Note 9 - Other noncurrent liabilities:

                                                              December 31,
                                                       -------------------------
                                                         1998             1999
                                                       --------          -------
                                                            (In thousands)

Environmental costs .........................          $ 81,454          $64,491
Insurance claims expense ....................            10,872           11,688
Employee benefits ...........................             9,778            7,816
Deferred income .............................            12,333            8,333
Other .......................................             2,295            1,493
                                                       --------          -------

                                                       $116,732          $93,821
                                                       ========          =======

Note 10 - Notes payable and long-term debt:

                                                               December 31,
                                                           ---------------------
                                                            1998          1999
                                                           --------     --------
                                                              (In thousands)

Notes payable ........................................     $ 36,391     $ 57,076
                                                           ========     ========

Long-term debt:
  NL Industries - 11.75% Senior Secured Notes ........     $244,000     $244,000
                                                           --------     --------

  Kronos:
    DM bank credit facility (DM 187,322) .............      112,674         --
    Other ............................................          955          478
                                                           --------     --------

                                                            113,629          478
                                                           --------     --------

                                                            357,629      244,478
  Less current maturities ............................       64,826          212
                                                           --------     --------

                                                           $292,803     $244,266
                                                           ========     ========

      The Company's $244 million of 11.75% Senior Secured Notes due 2003 (the "Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly owned subsidiary of Kronos, to NL, the interest rate and payment terms of which mirror those of the respective Notes (the "Mirror Notes"). The Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of another wholly owned subsidiary of the Company.

      In the event of foreclosure, the holders of the Notes would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent of a full, unconditional and joint and several guarantee of the Notes by Kronos and the other subsidiary, whose net assets aggregated $559 million at December 31, 1999.

      The Notes are redeemable, at the Company's option, starting in October 2000 at a redemption price of 101.5% of the principal amount and declining to 100% after October 2001. In the event of a Change of Control as defined in the indenture, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Notes. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends, merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. At December 31, 1999, $114 million was available for payment of dividends pursuant to the terms of the indenture. The quoted market price of the Senior Secured Notes per $100 principal amount was $103.73 and $103.75 at December 31, 1998 and 1999, respectively.

      The Company prepaid in full its DM 107 million ($60 million when paid) term loan in the first quarter of 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. In the second and third quarters of 1999, the Company repaid DM 60 million ($33 million when paid) of the DM revolving credit facility with cash provided from operations. The revolver's outstanding balance of DM 120 million was further reduced in October 1999 by DM 20 million ($11 million when paid). In December 1999 the Company borrowed $26 million of short-term unsecured euro-denominated bank debt and used the proceeds along with cash on hand to prepay the remaining balance of DM 100 million ($52 million when paid). The DM facility was then terminated, releasing collateral and eliminating all related loan covenants.

      Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $19 million at December 31, 1999.

      Notes payable at December 31, 1998 and 1999 consist of DM 61 million ($36 million at December 31, 1998) and euro 57 million ($57 million at December 31,
1999), respectively, of short-term borrowings due within one year from non-U.S. banks with interest rates ranging from 3.75% to 4.60% at December 31, 1998 and from 3.03% to 4.30% at December 31, 1999.

      During 1998 the Company redeemed (i) $6 million principal amount of its Senior Secured Notes at par value pursuant to a tender offer; and (ii) the entire issue of its 13% Senior Secured Discount Notes ($187.5 million principal amount at maturity) with premiums ranging between 1.25% and 6% in market transactions or pursuant to a tender offer.

      The aggregate maturities of long-term debt at December 31, 1999 are shown in the table below.


Years ending December 31,                                             Amount
-------------------------                                         --------------
                                                                  (In thousands)

      2000                                                            $    212
      2001                                                                 133
      2002                                                                 133
      2003                                                             244,000
                                                                      --------

                                                                      $244,478
                                                                      ========

Note 11 - Employee benefit plans:

Company-sponsored pension plans

      The Company maintains various defined benefit and defined contribution pension plans covering substantially all employees. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan.

      The Company contributes to each employee's account an amount equal to approximately 3% of the employee's annual eligible earnings and partially matches employee contributions to the Plan. The Company also has an unfunded, nonqualified defined contribution plan covering certain executives, and contributions are based on a formula involving eligible earnings. The Company's expense related to these plans included in continuing operations was $.7 million in 1997, $1.3 million in 1998 and $1.1 million in 1999. Expense related to these plans included in discontinued operations was $.5 million in 1997 and nil in 1998.

      Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.

                                              Years ended December 31,
                                     -----------------------------------------
                                        1997           1998            1999
                                        ----           ----            ----
                                                   (Percentages)

Discount rate                        6.0 to 8.5     5.5 to 8.5      5.8 to 7.5
Rate of increase in future
 compensation levels                 3.0 to 6.0     2.5 to 6.0      2.5 to 4.5
Long-term rate of return on
 plan assets                         6.0 to 9.0     6.0 to 9.0      6.0 to 9.0


      During 1998 the Company curtailed certain U.S. employee pension benefits and recognized a gain of $1.5 million, which is included in discontinued operations. Plan assets are comprised primarily of investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

      SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates will change accrued pension liabilities, pension expense and funding requirements in future periods.

      The components of the net periodic defined benefit pension cost, excluding curtailment (gain) loss and discontinued operations, are set forth below.

                                                    Years ended December 31,
                                               --------------------------------
                                                 1997        1998        1999
                                                 ----        ----        ----
                                                        (In thousands)

Net periodic pension cost:
  Service cost benefits ....................   $  4,067    $  3,835    $  3,942
  Interest cost on projected benefit
   obligation ("PBO") ......................     15,335      15,669      16,170
  Expected return on plan assets ...........    (13,271)    (15,172)    (15,567)
  Amortization of prior service cost .......        344         332         267
  Amortization of net transition
   obligation ..............................        255         173         578
  Recognized actuarial losses (gains) ......     (2,653)        385       1,144
                                               --------    --------    --------

                                               $  4,077    $  5,222    $  6,534
                                               ========    ========    ========

      The funded status of the Company's defined benefit pension plans is set forth below.

                                                             December 31,
                                                     --------------------------
                                                        1998             1999
                                                     ---------        ---------
                                                            (In thousands)

Change in PBO:
  Beginning of year ..........................       $ 251,372        $ 296,013
  Service cost ...............................           3,835            3,942
  Interest ...................................          15,669           16,170
  Participant contributions ..................           1,228              939
  Actuarial (gain) loss ......................          30,768          (14,303)
  Curtailment gain ...........................          (1,513)            --
  Benefits paid ..............................         (15,748)         (16,345)
  Change in currency exchange rates ..........          10,402          (26,230)
                                                     ---------        ---------

    End of year ..............................         296,013          260,186
                                                     ---------        ---------

                                                             December 31,
                                                       ------------------------
                                                         1998            1999
                                                       ---------      ---------
                                                            (In thousands)

Change in fair value of plan assets:
  Beginning of year ..............................     $ 199,371      $ 221,035
  Actual return on plan assets ...................        20,951         21,444
  Employer contributions .........................        10,788         11,236
  Participant contributions ......................         1,228            939
  Benefits paid ..................................       (15,748)       (16,345)
  Change in currency exchange rates ..............         4,445        (19,367)
                                                       ---------      ---------

    End of year ..................................       221,035        218,942
                                                       ---------      ---------

Funded status at year end:
  Plan assets less than PBO ......................       (74,978)       (41,244)
  Unrecognized actuarial loss ....................        44,945         21,603
  Unrecognized prior service cost ................         3,341          2,137
  Unrecognized net transition obligation .........         1,215            514
                                                       ---------      ---------

                                                       $ (25,477)     $ (16,990)
                                                       =========      =========

Amounts recognized in the balance sheet:
  Prepaid pension cost ...........................     $  23,990      $  23,271
  Accrued pension cost:
    Current ......................................        (8,005)        (9,071)
    Noncurrent ...................................       (44,649)       (32,946)
  Accumulated other comprehensive income .........         3,187          1,756
                                                       ---------      ---------

                                                       $ (25,477)     $ (16,990)
                                                       =========      =========

      Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 1999, 75% of the projected benefit obligations of such plans relate to non-U.S. plans (1998 - 83%).

                                                              December 31,
                                                       -------------------------
                                                         1998             1999
                                                       --------         --------
                                                              (In thousands)

Projected benefit obligation .................         $231,860         $194,204
Accumulated benefit obligation ...............          200,269          164,262
Fair value of plan assets ....................          148,682          146,435


Incentive bonus programs

      The Company has incentive bonus programs for certain employees providing for annual payments, which may be in the form of NL common stock, based on formulas involving the profitability of Kronos in relation to the annual operating plan and, for most of these employees, individual performance.

Postretirement benefits other than pensions

      In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Certain of the Company's Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for the Company. In 1989 the Company began phasing out such benefits for currently active U.S. employees over a ten-year period and U.S. employees retiring after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. The Company's policy is to fund medical claims as they are incurred, net of any contributions by the retirees.

      For measuring the OPEB liability at December 31, 1999, the expected rate of increase in health care costs is 9% in 2000 decreasing to 5.5% in 2007. Other weighted-average assumptions used to measure the liability and expense are presented below.

                                                        Years ended December 31,
                                                        ------------------------
                                                          1997     1998     1999
                                                          ----     ----     ----
                                                               (Percentages)

Discount rate .......................................      7.0      6.5      7.5
Long-term rate for compensation increases ...........      6.0      6.0      6.0
Long-term rate of return on plan assets .............      9.0      9.0      9.0


      Variances from actuarially assumed rates will change accrued OPEB liabilities, net periodic OPEB expense and funding requirements in future periods. If the health care cost trend rate was increased (decreased) by one percentage point for each year, postretirement benefit expense would have increased approximately $.1 million (decreased by $.1 million) in 1999, and the projected benefit obligation at December 31, 1999 would have increased by approximately $1.6 million (decreased by $1.4 million). During 1998, as a result of the sale of Rheox, the Company settled certain U.S. employee OPEB benefits and recognized a $3.2 million gain, all of which is included in discontinued operations.

      The components of the Company's net periodic postretirement benefit cost, excluding curtailment and settlement gains and discontinued operations, are set forth below. The net periodic postretirement benefit costs included in discontinued operations excluding the settlement gain was $.2 million in 1997 and nil in 1998.

                                                   Years ended December 31,
                                                -------------------------------
                                                 1997        1998        1999
                                                -------     -------     -------
                                                        (In thousands)

Net periodic OPEB cost (benefit):
  Service cost benefits ....................    $    39     $    43     $    40
  Interest cost on PBO .....................      2,972       2,393       2,069
  Expected return on plan assets ...........       (584)       (583)       (526)
  Amortization of prior service cost .......     (2,075)     (2,075)     (2,075)
  Recognized actuarial gains ...............       (305)       (811)       (573)
                                                -------     -------     -------

                                                $    47     $(1,033)    $(1,065)
                                                =======     =======     =======

                                                              December 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
                                                             (In thousands)
Change in PBO:
  Beginning of year ................................     $ 36,994      $ 33,812
  Service cost .....................................           43            40
  Interest cost ....................................        2,393         2,069
  Actuarial losses .................................        2,117         5,714
  Discontinued operations - settlement gain ........       (2,354)         --
  Benefits paid from:
    Company funds ..................................       (4,179)       (3,316)
    Plan assets ....................................       (1,087)       (1,078)
  Change in currency exchange rates ................         (115)          113
                                                         --------      --------

      End of year ..................................       33,812        37,354
                                                         --------      --------

Change in fair value of plan assets:
  Beginning of year ................................        6,527         6,365
  Actual return on plan assets .....................          450           206
  Employer contributions ...........................          475           475
  Benefits paid ....................................       (1,087)       (1,078)
                                                         --------      --------

      End of year ..................................        6,365         5,968
                                                         --------      --------

Funded status at year end:
  Plan assets less than PBO ........................      (27,447)      (31,386)
  Unrecognized actuarial loss ......................       (7,447)         (575)
  Unrecognized prior service cost ..................      (12,008)       (9,933)
                                                         --------      --------

                                                         $(46,902)     $(41,894)
                                                         ========      ========

Amounts recognized in the balance sheet:
  Current ..........................................     $ (5,243)     $ (4,789)
  Noncurrent .......................................      (41,659)      (37,105)
                                                         --------      --------

                                                         $(46,902)     $(41,894)
                                                         ========      ========


Note 12 - Shareholders' equity:

Common stock

                                                  Shares of common stock
                                             -----------------------------------
                                                        Treasury
                                             Issued       stock      Outstanding
                                             ------     --------     -----------
                                                      (In thousands)

Balance at December 31, 1996 ...........      66,839       15,721        51,118
  Treasury shares reissued .............        --           (149)          149
                                              ------      -------       -------

Balance at December 31, 1997 ...........      66,839       15,572        51,267
  Treasury shares reissued .............        --           (544)          544
                                              ------      -------       -------

Balance at December 31, 1998 ...........      66,839       15,028        51,811
  Treasury shares acquired .............        --            552          (552)
  Treasury shares reissued .............        --            (25)           25
                                              ------      -------       -------

Balance at December 31, 1999 ...........      66,839       15,555        51,284
                                              ======      =======       =======


      During 1999 the Company's Board of Directors authorized the purchase of up to 1.5 million shares of NL's common stock over an unspecified period of time, to be held as treasury shares available for general corporate purposes. Pursuant to this authorization, the Company purchased 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999 and 575,000 shares at an aggregate cost of $8.3 million in January and February 2000.

      The Company reinstated a regular quarterly dividend in June 1998 and subsequently paid three quarterly $.03 per share cash dividends in 1998. In February 1999 the Company increased the regular quarterly dividend to $.035 per share and subsequently paid four quarterly $.035 per share cash dividends in 1999. On February 9, 2000, the Company's Board of Directors increased the regular quarterly dividend to $.15 per share and declared a dividend to shareholders of record as of March 16, 2000 to be paid on March 31, 2000.

Common stock options

      The NL Industries, Inc. 1998 Long-Term Incentive Plan (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("the Predecessor Option Plan") remain outstanding at December 31, 1999, no additional options may be granted under the Predecessor Option Plan.

      Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 1999, 4,588,000 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

      In addition to the NL Option Plan, the Company had a stock option plan for its nonemployee directors that expired in 1998. At December 31, 1999, there were options to acquire 6,000 shares of common stock outstanding under this plan, all of which were fully vested. Future grants to directors are expected to be granted from the NL Option Plan.

      Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the nonemployee director plan are summarized in the table below.

                                                               Exercise price        Amount
                                                                  per share          payable
                                                           ---------------------      upon
                                                Shares       Low        High         exercise
                                                ------       ---        ----         --------
                                                  (In thousands, except per share amounts)

Outstanding at December 31, 1996 .......        2,573      $   4.81     $  24.19     $ 30,278

  Granted ..............................          442         11.88        14.88        5,792
  Exercised ............................         (149)         4.81        11.81       (1,025)
  Forfeited ............................          (21)         5.00        22.29         (284)
                                                -----      --------     --------     --------

Outstanding at December 31, 1997 .......        2,845          4.81        24.19       34,761

  Granted ..............................          474         17.97        21.97        9,334
  Exercised ............................         (960)         4.81        17.25       (8,740)
  Forfeited ............................         (240)         5.00        19.97       (4,336)
                                                -----      --------     --------     --------

Outstanding at December 31, 1998 .......        2,119          5.00        24.19       31,019

  Granted ..............................          410         11.28        15.19        5,377
  Exercised ............................          (25)         5.00        11.81         (209)
  Forfeited ............................          (67)         8.69        22.63       (1,244)
                                                -----      --------     --------     --------

Outstanding at December 31, 1999 .......        2,437      $   5.00     $  24.19     $ 34,943
                                                =====      ========     ========     ========


      At December 31, 1997, 1998 and 1999 options to purchase 1,801,955, 957,861 and 1,255,901 shares, respectively, were exercisable and options to purchase 305,200 shares become exercisable in 2000. Of the exercisable options at December 31, 1999, options to purchase 977,141 shares had exercise prices less than the Company's December 31, 1999 quoted market price of $15.06 per share. Outstanding options at December 31, 1999 expire at various dates through 2009, with a weighted-average remaining life of six years.

      The pro forma information required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted-average fair values of options granted during 1997, 1998 and 1999 were $6.35, $9.78 and $6.94 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1997, 1998 and 1999: stock price volatility of 37%, 51% and 50% in 1997, 1998 and 1999, respectively; risk-free rate of return of 5% in 1997, 4% in 1998 and 6% in 1999; no dividend yield in 1997, and a dividend yield of .9% in 1998 and 1.2% in 1999; and an expected term of 9 years in 1997, 8 years in 1998 and 9 years in 1999. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The Company's pro forma net income (loss) and basic net income (loss) per common share were as follows. The pro forma impact on earnings per common share for 1997, 1998 and 1999 is not necessarily indicative of future effects on earnings per share.

                                                Years ended December 31,
                                       -----------------------------------------
                                              1997         1998          1999
                                              ----         ----          ----
                                        (In thousands except per share amounts)

Net income (loss)- as reported .......   $    (9,473)  $   366,678   $   159,771
Net income (loss)- pro forma .........   $   (11,057)  $   363,843   $   156,868
Net income (loss) per basic common
 share - as reported .................   $      (.19)  $      7.13   $      3.09
Net income (loss) per basic common
 share - pro forma ...................   $      (.22)  $      7.07   $      3.03

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

                                                 Years ended December 31,
                                        ---------------------------------------
                                           1997            1998           1999
                                        ---------        --------       -------
                                                    (In thousands)

Pretax income (loss):
  U.S ............................       $  (9,308)       $ 57,638       $23,642
  Non-U.S ........................         (18,381)         52,052        74,850
                                         ---------        --------       -------

                                         $ (27,689)       $109,690       $98,492
                                         =========        ========       =======

                                                    Years ended December 31,
                                               --------------------------------
                                                 1997        1998        1999
                                               --------    --------    --------
                                                    (In thousands)
Expected tax benefit (expense) .............   $  9,692    $(38,391)   $(34,472)
Non-U.S. tax rates .........................        784        (339)        541
German solidarity and trade income
 taxes .....................................     (3,597)     (2,168)     (6,660)
Resolution of German income tax audits .....       --          --        36,490
Change in valuation allowance:
  Corporate restructuring in Germany
   and other ...............................       --          --        77,580
  Change in German income tax law ..........       --          --       (24,070)
  Recognition of certain deductible tax
   attributes which previously did not
   meet the "more-likely-than-not"
   recognition criteria ....................       --        19,143      15,807
  Increase in certain deductible tax
   attributes which previously did not
   meet the "more-likely-than-not"
   recognition criteria ....................     (5,107)       --          --
Incremental tax on income of companies
 not included in the NL Tax Group ..........     (3,886)     (4,277)     (2,747)
Refund of prior-year German dividend
 withholding taxes .........................       --         8,219        --
U.S. state income taxes ....................       (231)       (307)        680
Other, net .................................        101      (1,668)      1,452
                                               --------    --------    --------

    Income tax benefit (expense) ...........   $ (2,244)   $(19,788)   $ 64,601
                                               ========    ========    ========

Provision for income taxes:
  Current income tax benefit (expense):
    U.S. federal ...........................   $  6,881    $   (850)   $   (193)
    U.S. state .............................       (681)       (307)      2,489
    Non-U.S ................................    (14,071)    (13,643)    (24,467)
                                               --------    --------    --------

                                                 (7,871)    (14,800)    (22,171)
                                               --------    --------    --------
  Deferred income tax benefit (expense):
    U.S. federal ...........................     (1,224)     (2,112)     47,426
    U.S. state .............................        450        --        (1,809)
    Non-U.S ................................      6,401      (2,876)     41,155
                                               --------    --------    --------

                                                  5,627      (4,988)     86,772
                                               --------    --------    --------

                                               $ (2,244)   $(19,788)   $ 64,601
                                               ========    ========    ========

Comprehensive benefit (provision) for
 income taxes allocable to:
  Pretax income (loss) .....................   $ (2,244)   $(19,788)   $ 64,601
  Discontinued operations ..................    (12,475)    (87,000)       --
  Extraordinary item .......................       --         5,698        --
  Additional paid-in capital ...............       --         3,796          16
  Other comprehensive income:
    Marketable securities ..................     (1,626)       (108)        883
    Currency translation ...................       (410)       --          --
                                               --------    --------    --------

                                               $(16,755)   $(97,402)   $ 65,500
                                               ========    ========    ========

                                    F-30

      The components of the net deferred tax liability are summarized below:

                                                   December 31,
                               --------------------------------------------------
                                         1998                       1999
                                         ----                       ----
                                     Deferred tax               Deferred tax
                               ------------------------  ------------------------
                                 Assets     Liabilities    Assets     Liabilities
                               ---------    -----------  ---------    -----------
                                                 (In thousands)
Tax effect of temporary
 differences relating to:
  Inventories ..............   $   3,359    $  (3,858)   $   4,025    $  (2,086)
  Property and equipment ...        --       (110,189)      96,548      (53,313)
  Accrued postretirement
   benefits cost ...........      16,434         --         14,575         --
  Accrued (prepaid)
   pension cost ............       5,341      (18,921)       6,288      (24,830)
  Accrued environmental
   costs ...................      42,666         --         37,439         --
  Noncompete agreement .....       5,717         --          4,317         --
  Other accrued
   liabilities and
   deductible
   differences .............      17,094         --         16,878         --
  Other taxable
   differences .............        --       (135,487)        --        (87,041)
Tax on unremitted
 earnings of
 non-U.S. subsidiaries .....        --        (21,351)        --        (20,727)
Tax loss and tax credit
 carryforwards .............     138,211         --        144,985         --
Valuation allowance ........    (134,477)        --       (233,595)        --
                               ---------    ---------    ---------    ---------

  Gross deferred tax
   assets (liabilities) ....      94,345     (289,806)      91,460     (187,997)

Reclassification,
 principally netting by
 tax jurisdiction ..........     (92,390)      92,390      (79,445)      79,445
                               ---------    ---------    ---------    ---------

  Net total deferred tax
   assets (liabilities) ....       1,955     (197,416)      12,015     (108,552)
  Net current deferred
   tax assets
   (liabilities) ...........       1,955       (1,236)      11,974         (326)
                               ---------    ---------    ---------    ---------

  Net noncurrent deferred
   tax assets
   (liabilities) ...........   $    --      $(196,180)   $      41    $(108,226)
                               =========    =========    =========    =========

      Changes in the Company's deferred income tax valuation allowance are summarized below. The deductible temporary differences in 1998 include items that have been reported as discontinued operations.

                                                 Years ended December 31,
                                            -----------------------------------
                                              1997         1998         1999
                                            ---------    ---------    ---------
                                                    (In thousands)

Balance at the beginning of year ........   $ 207,117    $ 188,585    $ 134,477

  Recognition of certain deductible tax
   attributes which previously did not
   meet the "more-likely-than-not"
   recognition criteria .................     (11,106)     (64,274)     (70,946)
  Increase in certain deductible
   temporary differences which the
   Company believes do not meet the
   "more-likely-than-not" recognition
   criteria .............................      16,213        6,964        1,629
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax
   attributes and implementation of
   certain tax planning
   strategies ...........................     (11,300)      (3,734)     183,150
  Foreign currency translation ..........     (12,339)       6,936      (14,715)
                                            ---------    ---------    ---------

Balance at the end of year ..............   $ 188,585    $ 134,477    $ 233,595
                                            =========    =========    =========

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. Certain significant German tax contingencies aggregating an estimated DM 188 million ($100 million when resolved) through 1998 were resolved in the Company's favor in 1999.

      The Company recognized a $90 million noncash income tax benefit in 1999 related to (i) a favorable resolution of the Company's previously reported tax contingency in Germany ($36 million) and (ii) a net reduction in the Company's deferred income tax valuation allowance due to a change in estimate of the Company's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million).

      With respect to the favorable resolution of the German tax contingency, the German government has conceded substantially all of its income tax claims against the Company and has released a DM 94 million ($50 million) lien on the Company's Nordenham, Germany TiO2 plant that secured the government's claim.

      The $54 million net reduction in the Company's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which the Company now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of the Company's German subsidiaries offset by (ii) a $24 million increase in the valuation allowance to reduce the previously recognized benefit of certain other deductible income tax attributes which the Company now believes do not meet the recognition criteria due to a change in German tax law.

      During 1999 the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, the Company's ongoing current (cash) income tax rate in Germany increased in 1999.

      During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at December 31, 1999) relating to 1994. The Company appealed this assessment and, in February 2000, the Fredrikstad City Court ruled in favor of the Norwegian tax authorities on the primary issue, but asserted that such tax authorities' assessment was overstated by NOK 34 million ($4 million at December 31, 1999). The tax authorities' response to the Court's assertion is expected by the end of March 2000. The Company is considering its appeals options. During 1998 the Company was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at December 31, 1999) will likely be proposed for the year 1996 on an issue similar to the aforementioned 1994 case. The outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. Although the Company believes that it will ultimately prevail, the Company has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

      No assurance can be given that the Company's tax matters will be favorably resolved due to the inherent uncertainties involved in court proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      In 1997 the Company utilized foreign tax credit carryforwards of $17 million and U.S. net operating loss carryforwards of $20 million to reduce U.S. federal income tax expense. In 1998 the Company utilized $13 million of alternative minimum tax credit carryforwards (the benefit of which was recognized in discontinued operations) to reduce U.S. federal income tax expense. Unutilized foreign tax credit carryovers of $6 million and $2 million expired in 1998 and 1999, respectively. The Company also has approximately $370 million of income tax loss carryforwards in Germany with no expiration date.

Note 14 - Other income, net:

                                                  Years ended December 31,
                                              ---------------------------------
                                                1997       1998       1999
                                              --------    --------     --------
                                                       (In thousands)

Securities earnings:
  Interest and dividends .................    $  2,736    $ 14,921     $  6,597
  Securities transactions ................       2,657        --           --
                                              --------    --------     --------
                                                 5,393      14,921        6,597
Currency transaction gains, net ..........       5,919       4,157       10,161
Noncompete agreement income ..............        --         3,667        4,000
Trade interest income ....................       2,983       2,115        2,365
Disposition of property and equipment ....       1,735        (768)        (429)
Other, net ...............................       3,337       1,361          952
                                              --------    --------     --------

                                              $ 19,367    $ 25,453     $ 23,646
                                              ========    ========     ========

      The Company received a $20 million fee as part of the sale of Rheox in January 1998 in payment for entering into a five-year covenant not to compete in the rheological products business. The Company is amortizing the fee to income using the straight-line method over the five-year noncompete period beginning January 30, 1998.

Note 15 - Other items:

      Advertising expense included in continuing operations is expensed as incurred and was $1 million in each of 1997, 1998 and 1999.

      Research, development and certain sales technical support costs included in continuing operations is expensed as incurred and approximated $7 million in each of 1997, 1998 and 1999.

      Interest capitalized related to continuing operations in connection with long-term capital projects was $2 million in 1997, $1 million in 1998 and nil in 1999.

Note 16 - Related party transactions:

      The  Company  may  be  deemed  to be  controlled  by  Harold  C.  Simmons.
Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in this Annual Report on Form 10-K, the Company from time to time considers, reviews and evaluates and understands that Contran, Valhi and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, and restrictions under the indentures and other agreements, it is possible that the Company might be a party to one or more such transactions in the future.

      It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

      The Company is a party to an intercorporate services agreement with Contran (the "Contran ISA") whereby Contran provides certain management services to the Company on a fee basis. Management services fee expense related to the Contran ISA was $.5 million in 1997 and $1.0 million in each of 1998 and 1999.

      The Company is a party to an intercorporate services agreement with Valhi (the "Valhi ISA") whereby Valhi and the Company provide certain management, financial and administrative services to each other on a fee basis. Net management services fee expense (income) related to the Valhi ISA was $(.1) million in 1997, nil in 1998 and $.1 million in 1999.

      The Company is party to an intercorporate services agreement with Tremont (the "Tremont ISA"). Under the terms of the contract, the Company provides certain management and financial services to Tremont on a fee basis. Management services fee income related to the Tremont ISA was $.2 million in 1997 and $.1 million in each of 1998 and 1999.

      The Company is party to an intercorporate services agreement (the "Timet ISA") with Titanium Metals Corporation ("Timet"), approximately 47% of the outstanding common stock of which is currently held by Tremont and another entity related to Harold C. Simmons. Under the terms of the contract, the Company provides certain management and financial services to Timet on a fee basis. Management services fee income related to the Timet ISA was $.3 million in each of 1997, 1998 and 1999.

      The Company is party to an intercorporate services agreement (the "CompX ISA") with CompX International, Inc. ("CompX"). Under the terms of the contract, the Company provides certain management and administrative services to CompX on a fee basis. Management services fee income related to the CompX ISA was $.1 million in each of 1998 and 1999.

      Purchases of TiO2 from LPC were $78.1 million in 1997, $89.0 million in 1998 and $85.3 million in 1999.

      The Company and NL Insurance, Ltd. of Vermont ("NLIV"), a wholly owned subsidiary of Tremont, are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by NLIV that (i) arise out of claims against other entities for which the Company is responsible and
(ii) are subject to payment by NLIV under certain reinsurance contracts. Also, NLIV will credit the Company with respect to certain underwriting profits or credit recoveries that NLIV receives from independent reinsurers that relate to retained liabilities. At December 31, 1999, the Company has $9.7 million of restricted cash that collateralizes certain of NLIV's outstanding letters of credit.

      EWI RE, Inc. ("EWI") arranges for and brokers certain of the Company's insurance policies and those of the Company's 50%-owned joint venture. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. Consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company and its joint venture paid an aggregate of approximately $3.0 million and $3.7 million for such policies in 1998 and 1999, respectively, which amount principally included payments for reinsurance premiums paid to third parties, but also included commissions paid to EWI.

      Amounts receivable from and payable to affiliates are summarized in the following table.

                                                              December 31,
                                                        ------------------------
                                                          1998            1999
                                                        -------          -------
                                                              (In thousands)

Receivable from affiliates:
  Timet ......................................          $   428          $   310
  CompX ......................................              142              176
  Other ......................................              122              261
                                                        -------          -------

                                                        $   692          $   747
                                                        =======          =======

Payable to affiliates:
  Tremont Corporation ........................          $ 3,053          $ 2,859
  LPC ........................................            8,264            8,381
                                                        -------          -------

                                                        $11,317          $11,240
                                                        =======          =======


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

      Net rent expense included in continuing operations aggregated $7 million in each of 1997 and 1998 and $9 million in 1999. At December 31, 1999, minimum rental commitments under the terms of noncancellable operating leases, excluding discontinued operations, were as follows:

Years ending December 31,                               Real Estate   Equipment
-------------------------                               -----------   ---------
                                                             (In thousands)

  2000                                                      $ 2,191     $1,503
  2001                                                        1,988        815
  2002                                                        1,791        433
  2003                                                        1,603        193
  2004                                                        1,533        122
  2005 and thereafter                                        20,971          1
                                                            -------     ------

                                                            $30,077     $3,067
                                                            =======     ======

Capital expenditures

      At December 31, 1999, the estimated cost to complete capital projects in process approximated $11 million, including $2 million to complete a landfill expansion for the Company's Belgian facility.

Purchase commitments

      The Company has long-term supply contracts that provide for the Company's chloride feedstock requirements through 2003. The agreements require the Company to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $114 million.

Legal proceedings

      Lead pigment litigation. Since 1987 the Company, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, strict liability, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

      At December 31, 1999, the Company had accrued $112 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $150 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries.

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

Concentrations of credit risk

      Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of net sales. Approximately one-half of the Company's TiO2 sales by volume were to Europe in each of the past three years and approximately 36% in 1997 and 37% in each of 1998 and 1999 of sales were attributable to North America.

      Consolidated cash, cash equivalents and restricted cash equivalents includes $136 million and $78 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 1998 and 1999, respectively, of which $126 million and $58 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

Note 18 - Financial instruments:

      Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                    December 31,       December 31,
                                                       1998               1999
                                                 -----------------  ----------------
                                                 Carrying    Fair   Carrying   Fair
                                                  Amount     Value   Amount    Value
                                                 --------    -----  --------   -----
                                                              (In millions)

Cash, cash equivalents and current
 restricted cash equivalents ...............    $  163.1  $  163.1  $  151.8  $  151.8
Marketable securities - classified as
 available-for-sale ........................        17.6      17.6      15.1      15.1

Notes payable and long-term debt:
  Fixed rate with market quotes -
   Senior Secured Notes ....................    $  244.0     253.1  $  244.0  $  253.2
  Variable rate debt .......................       150.0     150.0      57.6      57.6

Common shareholders' equity ................    $  152.3  $  735.1  $  271.1  $  774.1

      Fair value of the Company's marketable securities and Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity is based upon quoted market prices for NL's common stock at the end of the year. The Company held no derivative financial instruments at December 31, 1998 or 1999.

Note 19 - Quarterly financial data (unaudited):

                                                    Quarter ended
                                       -----------------------------------------
                                       March 31    June 30   Sept. 30   Dec. 31
                                       --------    -------   --------   -------
                                       (In thousands, except per share amounts)
Year ended December 31, 1998:

  Net sales ........................   $222,629   $241,645   $221,520   $208,930
  Cost of sales ....................    156,915    167,329    151,782    142,421
  Operating income .................     39,399     46,725     45,024     40,033
  Income from continuing
   operations ......................     16,300     23,414     31,359     18,789
  Net income .......................    301,015     23,729     28,959     12,975

  Earnings per share:
    Basic:
      Income from continuing
       operations ..................   $    .32   $    .46   $    .61   $    .36
                                       ========   ========   ========   ========
      Net income ...................   $   5.87   $    .46   $    .56   $    .25
                                       ========   ========   ========   ========
    Diluted:
      Income from continuing
       operations ..................   $    .31   $    .45   $    .60   $    .36
                                       ========   ========   ========   ========
      Net income ...................   $   5.80   $    .46   $    .55   $    .25
                                       ========   ========   ========   ========

  Weighted average common
   shares and potential
   common shares outstanding:
    Basic ..........................     51,282     51,341     51,444     51,805
    Diluted ........................     51,852     52,030     52,194     52,014

Year ended December 31, 1999:

  Net sales ........................   $201,569   $232,658   $242,621   $231,629
  Cost of sales ....................    147,040    167,779    181,745    165,751
  Operating income .................     30,961     44,136     34,759     35,812
  Net income .......................     13,940    111,823     17,146     16,862

  Earnings per share - net
   income:
    Basic ..........................   $    .27   $   2.16   $    .33   $    .33
                                       ========   ========   ========   ========
    Diluted ........................   $    .27   $   2.16   $    .33   $    .33
                                       ========   ========   ========   ========

  Weighted average common
   shares and potential
   common shares outstanding:
    Basic ..........................     51,819     51,826     51,835     51,614
    Diluted ........................     51,870     51,883     51,943     51,758

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

      Condensed income statements related to discontinued operations for the year ended December 31, 1997 and the month ended January 31, 1998 are as follows. Interest expense has been allocated to discontinued operations based on the amount of debt specifically attributed to Rheox's operations.

                                                      Year ended   Month ended
                                                     December 31,  January 31,
                                                        1997           1998
                                                     ------------  -----------
                                                           (In thousands)

Net sales ....................................       $ 147,199        $  12,630
Other expense, net ...........................            (200)             (50)
                                                     ---------        ---------

                                                       146,999           12,580
                                                     ---------        ---------

Cost of sales ................................          73,583            6,969
Selling, general and administrative ..........          29,231            2,737
Interest expense .............................          11,207              771
                                                     ---------        ---------

                                                       114,021           10,477
                                                     ---------        ---------

    Income before income taxes and
     minority interest .......................          32,978            2,103

Income tax expense ...........................          12,475              778
Minority interest ............................             101             --
                                                     ---------        ---------

                                                        20,402            1,325

Gain from sale of Rheox, net of tax
 expense of $86,222 ..........................            --            286,071
                                                     ---------        ---------

                                                     $  20,402        $ 287,396
                                                     =========        =========

      Condensed  cash  flow  data  for  Rheox  (excluding   dividends  paid  to,
contributions received from and intercompany loans with NL) is presented below.

                                                      Year ended     Month ended
                                                     December 31,    January 31,
                                                        1997             1998
                                                     ------------    -----------
                                                            (In thousands)

Cash flows from operating activities ...........      $  31,506       $ (30,587)
                                                      ---------       ---------

Cash flows from investing activities:
  Capital expenditures .........................         (2,330)            (26)
  Other, net ...................................             16            --
                                                      ---------       ---------

                                                         (2,314)            (26)
                                                      ---------       ---------

Cash flows from financing activities -
 indebtedness, net .............................        100,940        (117,500)
                                                      ---------       ---------

    Net change from operating,
     investing and financing
     activities ................................      $ 130,132       $(148,113)
                                                      =========       =========


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of NL Industries, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated February 29, 2000 appearing on page F-2 of the 1999 Annual Report on Form 10-K of NL Industries, Inc. also included an audit of the financial statement schedules listed in Item 14(a) and (d) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for environmental remediation costs in 1997 in accordance with Statement of Position No. 96-1.



                                    PricewaterhouseCoopers LLP

Houston, Texas
February 29, 2000

                     NL INDUSTRIES, INC. AND SUBSIDIARIES
           SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           Condensed Balance Sheets
                          December 31, 1998 and 1999
                                (In thousands)

                                                             1998         1999
                                                           --------     --------
                       ASSETS

Current assets:
  Cash and cash equivalents ..........................     $ 13,853     $ 13,415
  Restricted cash equivalents ........................        5,500       17,565
  Accounts and notes receivable ......................           29           61
  Receivable from subsidiaries .......................        8,482       11,668
  Refundable income taxes ............................        5,713          317
  Prepaid expenses ...................................          162          227
  Deferred income taxes ..............................          115        5,774
                                                           --------     --------

      Total current assets ...........................       33,854       49,027
                                                           --------     --------

Other assets:
  Marketable securities ..............................        4,087        2,600
  Notes receivable from subsidiary ...................      419,164      244,000
  Investment in subsidiaries .........................      312,764      558,898
  Deferred income taxes ..............................         --          3,992
  Other ..............................................        3,223        2,620
                                                           --------     --------

      Total other assets .............................      739,238      812,110
                                                           --------     --------

Property and equipment, net ..........................        3,011        5,174
                                                           --------     --------

                                                           $776,103     $866,311
                                                           ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...........     $ 28,873     $ 30,397
  Payable to affiliates ..............................        3,777        3,444
  Income taxes .......................................         --          1,470
                                                           --------     --------

      Total current liabilities ......................       32,650       35,311
                                                           --------     --------

Noncurrent liabilities:
  Long-term debt .....................................      244,000      244,000
  Notes payable to affiliates ........................      265,838      263,839
  Deferred income taxes ..............................        8,940         --
  Accrued pension cost ...............................       12,351        8,410
  Accrued postretirement benefits cost ...............       25,655       21,625
  Other ..............................................       34,335       22,039
                                                           --------     --------

      Total noncurrent liabilities ...................      591,119      559,913
                                                           --------     --------

Shareholders' equity .................................      152,334      271,087
                                                           --------     --------

                                                           $776,103     $866,311
                                                           ========     ========

Contingencies (Note 4)

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                        Condensed Statements of Income

                 Years ended December 31, 1997, 1998 and 1999

                                (In thousands)


                                                1997         1998         1999
                                              ---------    ---------    --------
Revenues and other income:
  Equity in income (loss) from
   continuing operations of
   subsidiaries ...........................   $  (1,019)   $  73,839    $154,625
  Interest and dividends ..................       1,246        1,812       1,184
  Interest income from subsidiaries:
    Continuing ............................      57,851       56,089      29,659
    Discontinued ..........................       1,189         --          --
  Securities transactions .................       2,657        5,635        --
  Other income, net .......................         523        4,421       4,565
                                              ---------    ---------    --------

                                                 62,447      141,796     190,033
                                              ---------    ---------    --------
Costs and expenses:
  General and administrative ..............      49,502       10,756      16,037
  Interest ................................      50,319       55,078      49,872
                                              ---------    ---------    --------

                                                 99,821       65,834      65,909
                                              ---------    ---------    --------

      Income (loss) from continuing
       operations before income taxes .....     (37,374)      75,962     124,124

Income tax benefit ........................       7,499       13,900      35,647
                                              ---------    ---------    --------

      Income (loss) from continuing
       operations .........................     (29,875)      89,862     159,771

Discontinued operations ...................      20,402      287,396        --
Extraordinary item ........................        --        (10,580)       --
                                              ---------    ---------    --------

      Net income (loss) ...................   $  (9,473)   $ 366,678    $159,771
                                              =========    =========    ========

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows

                 Years ended December 31, 1997, 1998 and 1999

                                (In thousands)



                                                1997       1998         1999
                                             --------    ---------    ---------
Cash flows from operating activities:
  Net income (loss) .......................  $ (9,473)   $ 366,678    $ 159,771
  Equity in (income) loss of subsidiaries:
    Continuing ............................     1,019      (73,839)    (154,625)
    Discontinued ..........................   (20,402)    (287,396)        --
  Distributions from subsidiaries:
    Continuing ............................    35,000       15,000       50,000
    Discontinued ..........................    30,000         --           --
  Noncash interest expense ................    (7,523)      (8,660)        (390)
  Deferred income taxes ...................     1,224       (3,862)     (18,071)
  Securities transactions .................    (2,657)      (3,711)        --
  Change in accounting for environmental
   remediation costs ......................    30,000         --           --
  Other, net ..............................    (2,544)      (3,382)      (3,164)
                                             --------    ---------    ---------

                                               54,644          828       33,521

  Change in assets and liabilities, net ...       789       92,018       (4,779)
                                             --------    ---------    ---------

      Net cash provided by operating
       activities .........................    55,433       92,846       28,742
                                             --------    ---------    ---------

Cash flows from investing activities:
  Change in restricted cash equivalents,
   net ....................................      (101)        (566)     (12,065)
  Capital expenditures ....................       (15)         (82)      (2,856)
  Investments in and loans to subsidiaries    (58,900)        --            (27)
  Proceeds from disposition of securities .     6,875        6,875         --
  Other, net ..............................       (12)          87           10
                                             --------    ---------    ---------
      Net cash provided (used) by investing
       activities .........................   (52,153)       6,314      (14,938)
                                             --------    ---------    ---------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Statements of Cash Flows (Continued)

                 Years ended December 31, 1997, 1998 and 1999

                                (In thousands)


                                                  1997       1998        1999
                                                -------   ---------    --------

Cash flows from financing activities:
  Dividends .................................   $  --     $  (4,636)   $ (7,242)
  Treasury stock:
    Purchased ...............................      --          --        (7,210)
    Reissued ................................     1,025         170         210
  Indebtedness - principal payments .........      --      (193,498)       --
  Borrowings from affiliates ................      --        89,839        --
  Settlement of shareholder derivative
   lawsuit, net .............................      --        11,211        --
                                                -------   ---------    --------

      Net cash provided (used) by
       financing activities .................     1,025     (96,914)    (14,242)
                                                -------   ---------    --------

  Net change from operating, investing
   and financing activities .................     4,305       2,246        (438)
  Balance at beginning of year ..............     7,302      11,607      13,853
                                                -------   ---------    --------

  Balance at end of year ....................   $11,607   $  13,853    $ 13,415
                                                =======   =========    ========

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

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                            December 31,
                                                    ---------------------------
                                                      1998               1999
                                                    ---------         ---------
                                                           (In thousands)

Current:
  Receivable from:
    Kronos and NLCC:
      Income taxes .........................        $   1,099         $   3,790
      Other, net ...........................            5,873             6,507
    Timet ..................................              428               310
    CompX ..................................              142               176
    Other ..................................              940               885
                                                    ---------         ---------

                                                    $   8,482         $  11,668
                                                    =========         =========

  Payable to:
    Tremont Corporation ....................        $  (3,053)        $  (2,859)
    NLEMS ..................................             (520)             (562)
    Other ..................................             (204)              (23)
                                                    ---------         ---------

                                                    $  (3,777)        $  (3,444)
                                                    =========         =========

Noncurrent:
  Notes receivable from Kronos .............        $ 419,164         $ 244,000
                                                    =========         =========

  Notes payable to:
    NLCC ...................................        $(185,838)        $(185,839)
    NLEMS ..................................          (80,000)          (78,000)
                                                    ---------         ---------

                                                    $(265,838)        $(263,839)
                                                    =========         =========

Note 3 - Long-term debt:

      See Note 10 of the Consolidated Financial Statements for a description of the Notes. The Company's $244 million of Senior Secured Notes at December 31, 1999 are due October 2003. The Company has guaranteed Kronos' euro-denominated notes payable of $57 million.

Note 4 - Contingencies:

See Legal proceedings in Note 17 to the Consolidated Financial Statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                                (In thousands)

                                                             Charges
                                                            (credits)
                                               Balance at   to costs                      Currency
                                               beginning      and                        translation        Balance at
                Description                    of year      expenses    Deductions       adjustments        end of year
                -----------                    ----------   --------    ----------       -----------        -----------

Year ended December 31, 1999:
  Allowance for doubtful accounts and notes
   receivable .............................     $ 2,377     $   140      $   (180)(a)      $  (262)          $ 2,075
                                                =======     =======      ========          =======           =======

  Amortization of intangibles .............     $23,704     $ 1,851      $   --            $(3,460)          $22,095
                                                =======     =======      ========          =======           =======


Year ended December 31, 1998:
  Allowance for doubtful accounts and notes
   receivable .............................     $ 2,828     $  (208)     $   (363)(a)(b)   $   120           $ 2,377
                                                =======     =======      ========          =======           =======

  Amortization of intangibles .............     $22,366     $ 2,438      $ (2,757)(b)      $ 1,657           $23,704
                                                =======     =======      ========          =======           =======


Year ended December 31, 1997:
  Allowance for doubtful accounts and notes
   receivable .............................     $ 3,813     $   382      $ (1,153)(a)      $  (214)          $ 2,828
                                                =======     =======      ========          =======           =======

  Amortization of intangibles .............     $22,207     $ 2,862      $   --            $(2,703)          $22,366
                                                =======     =======      ========          =======           =======



(a)   Amounts written off, less recoveries.
(b)   Sale of Rheox's assets.