Form 10-Q
period 2000-03-31
NL INDUSTRIES INC
filed 2000-05-03
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2000

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




Number of shares of common stock outstanding on May 3, 2000:  50,560,640

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                          Page
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements.

               Consolidated Balance Sheets - December 31, 1999
                and March 31, 2000                                           3-4

               Consolidated Statements of Income - Three
                months ended March 31, 1999 and 2000                           5

               Consolidated Statements of Comprehensive Income
                - Three months ended March 31, 1999 and 2000                   6

               Consolidated Statement of Shareholders' Equity
                - Three months ended March 31, 2000                            7

               Consolidated Statements of Cash Flows - Three
                months ended March 31, 1999 and 2000                         8-9

               Notes to Consolidated Financial Statements                  10-14

  Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        15-20


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                           20-21

  Item 6.      Exhibits and Reports on Form 8-K                               21

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




                                                       December 31,    March 31,
              ASSETS                                      1999           2000
                                                       -----------    ----------

Current assets:
  Cash and cash equivalents ........................    $  134,224    $  133,698
  Restricted cash equivalents ......................        17,565        17,208
  Accounts and notes receivable ....................       143,768       151,152
  Receivable from affiliates .......................           747           392
  Refundable income taxes ..........................         4,473         1,252
  Inventories ......................................       191,184       173,926
  Prepaid expenses .................................         2,492         3,111
  Deferred income taxes ............................        11,974        10,343
                                                        ----------    ----------

      Total current assets .........................       506,427       491,082
                                                        ----------    ----------

Other assets:
  Marketable securities ............................        15,055        24,664
  Investment in TiO2 manufacturing joint venture ...       157,552       154,052
  Prepaid pension cost .............................        23,271        22,373
  Other ............................................         5,410         4,845
                                                        ----------    ----------

      Total other assets ...........................       201,288       205,934
                                                        ----------    ----------

Property and equipment:
  Land .............................................        23,678        22,618
  Buildings ........................................       133,682       128,487
  Machinery and equipment ..........................       550,842       530,016
  Mining properties ................................        71,952        68,959
  Construction in progress .........................         6,805         9,742
                                                        ----------    ----------
                                                           786,959       759,822
  Less accumulated depreciation and depletion ......       438,501       427,563
                                                        ----------    ----------

      Net property and equipment ...................       348,458       332,259
                                                        ----------    ----------

                                                        $1,056,173    $1,029,275
                                                        ==========    ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)




                                                   December 31,      March 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY               1999            2000
                                                   ------------     -----------

Current liabilities:
  Notes payable ................................    $    57,076     $    54,075
  Current maturities of long-term debt .........            212             162
  Accounts payable and accrued liabilities .....        190,360         188,399
  Payable to affiliates ........................         11,240          10,422
  Income taxes .................................          5,605           6,477
  Deferred income taxes ........................            326             777
                                                    -----------     -----------

      Total current liabilities ................        264,819         260,312
                                                    -----------     -----------

Noncurrent liabilities:
  Long-term debt ...............................        244,266         244,207
  Deferred income taxes ........................        108,226         107,069
  Accrued pension cost .........................         32,946          29,884
  Accrued postretirement benefits cost .........         37,105          36,372
  Other ........................................         93,821          85,502
                                                    -----------     -----------

      Total noncurrent liabilities .............        516,364         503,034
                                                    -----------     -----------


Minority interest ..............................          3,903           3,976
                                                    -----------     -----------

Shareholders' equity:
  Common stock .................................          8,355           8,355
  Additional paid-in capital ...................        774,304         774,322
  Retained earnings ............................         19,150          35,263
  Accumulated other comprehensive loss .........       (158,921)       (174,172)
  Treasury stock ...............................       (371,801)       (381,815)
                                                    -----------     -----------

      Total shareholders' equity ...............        271,087         261,953
                                                    -----------     -----------

                                                    $ 1,056,173     $ 1,029,275
                                                    ===========     ===========

Commitments and contingencies (Note 12)


          See accompanying notes to consolidated financial statements.
                                      - 4 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 1999 and 2000

                      (In thousands, except per share data)




                                                               1999       2000
                                                             --------   --------
Revenues and other income:
  Net sales ..............................................   $201,569   $231,009
  Other, net .............................................      6,413      4,500
                                                             --------   --------

                                                              207,982    235,509
                                                             --------   --------
Costs and expenses:
  Cost of sales ..........................................    147,040    159,265
  Selling, general and administrative ....................     32,562     33,390
  Interest ...............................................      9,779      7,856
                                                             --------   --------

                                                              189,381    200,511
                                                             --------   --------

      Income before income taxes and minority interest ...     18,601     34,998

Income tax expense .......................................      4,650     11,199
                                                             --------   --------

      Income before minority interest ....................     13,951     23,799

Minority interest ........................................         11         91
                                                             --------   --------

      Net income .........................................   $ 13,940   $ 23,708
                                                             ========   ========

Earnings per share - net income:
  Basic ..................................................   $    .27   $    .47
                                                             ========   ========
  Diluted ................................................   $    .27   $    .46
                                                             ========   ========

Shares used in the calculation of earnings per share:
  Basic ..................................................     51,819     50,920
  Dilutive impact of stock options .......................         51        234
                                                             --------   --------

    Diluted ..............................................     51,870     51,154
                                                             ========   ========


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)




                                                           1999          2000
                                                         --------      --------

Net income .........................................     $ 13,940      $ 23,708
                                                         --------      --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment .................         (940)           58
  Currency translation adjustment ..................      (12,251)      (15,309)
                                                         --------      --------

    Total other comprehensive loss .................      (13,191)      (15,251)
                                                         --------      --------

      Comprehensive income .........................     $    749      $  8,457
                                                         ========      ========


          See accompanying notes to consolidated financial statements.
                                      - 6 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months ended March 31, 2000

                                 (In thousands)


                                                                                 Accumulated other
                                                                             comprehensive income (loss)
                                                  Additional             -----------------------------------
                                          Common   paid-in    Retained    Currency      Pension   Marketable  Treasury
                                           stock   capital    earnings   translation  liabilities securities    stock      Total
                                        --------- ----------  ---------  -----------  ----------- ----------  --------   ---------

Balance at December 31, 1999 .........  $   8,355  $ 774,304  $  19,150   $(160,022)  $  (1,756)  $   2,857  $(371,801)  $ 271,087

Net income ...........................       --         --       23,708        --          --          --         --        23,708

Other comprehensive income (loss), net       --         --         --       (15,309)       --            58       --       (15,251)

Dividends ............................       --         --       (7,595)       --          --          --         --        (7,595)

Other ................................       --           18       --          --          --          --         --            18

Treasury stock:
  Acquired (713 shares) ..............       --         --         --          --          --          --      (10,331)    (10,331)
  Reissued (22 shares) ...............       --         --         --          --          --          --          317         317
                                        ---------  ---------  ---------   ---------   ---------   ---------  ---------   ---------

Balance at March 31, 2000 ............  $   8,355  $ 774,322  $  35,263   $(175,331)  $  (1,756)  $   2,915  $(381,815)  $ 261,953
                                        =========  =========  =========   =========   =========   =========  =========   =========


          See accompanying notes to consolidated financial statements.
                                      - 7 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)




                                                             1999        2000
                                                           --------    --------

Cash flows from operating activities:
  Net income ...........................................   $ 13,940    $ 23,708
  Depreciation, depletion and amortization .............      8,662       7,875
  Deferred income taxes ................................      1,518       3,368
  Distribution from TiO2 manufacturing joint venture ...      6,500       3,500
  Other, net ...........................................     (2,389)     (1,428)
                                                           --------    --------

                                                             28,231      37,023

  Change in assets and liabilities:
    Accounts and notes receivable ......................    (21,213)    (12,517)
    Inventories ........................................      8,570      11,092
    Prepaid expenses ...................................     (2,018)       (712)
    Accounts payable and accrued liabilities ...........     (6,459)     (4,145)
    Income taxes .......................................     (1,937)      4,309
    Other, net .........................................     (2,374)     (1,287)
                                                           --------    --------

      Net cash provided by operating activities ........      2,800      33,763
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (7,846)     (6,153)
  Change in restricted cash equivalents, net ...........     (9,047)        357
  Purchase of Tremont Corporation common stock .........       --        (9,520)
  Proceeds from disposition of property and equipment ..      2,114          57
                                                           --------    --------

      Net cash used by investing activities ............    (14,779)    (15,259)
                                                           --------    --------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)




                                                            1999         2000
                                                         ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  56,271    $    --
    Principal payments ...............................     (60,599)         (89)
  Dividends paid .....................................      (1,814)      (7,595)
  Treasury stock purchased ...........................        --        (10,331)
  Other, net .........................................         117          317
                                                         ---------    ---------

      Net cash used by financing activities ..........      (6,025)     (17,698)
                                                         ---------    ---------

Cash and cash equivalents:
  Net change from:
    Operating, investing and financing activities ....     (18,004)         806
    Currency translation .............................      (1,684)      (1,332)
  Balance at beginning of period .....................     154,953      134,224
                                                         ---------    ---------

  Balance at end of period ...........................   $ 135,265    $ 133,698
                                                         =========    =========


Supplemental disclosures - cash paid for:
  Interest ...........................................   $   1,990    $     141
  Income taxes, net ..................................       5,064        3,505




          See accompanying notes to consolidated financial statements.
                                      - 9 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At March 31, 2000, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock. At March 31, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold
C. Simmons held  approximately  73% of Tremont's  outstanding  common stock. See
Note 5.

        The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2000 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended March 31, 1999 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

        The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact of adopting SFAS No. 133, if any, has not been determined but will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities, including derivatives embedded in nonderivative host contacts. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

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


                                                            Three months ended
                                                                March 31,
                                                          ---------------------
                                                            1999         2000
                                                          ---------   ---------
                                                              (In thousands)

Net sales ..............................................  $ 201,569   $ 231,009
Other income, excluding corporate ......................      3,693       1,670
                                                          ---------   ---------
                                                            205,262     232,679

Cost of sales ..........................................    147,040     159,265
Selling, general and administrative, excluding corporate     27,261      27,179
                                                          ---------   ---------

  Operating income .....................................     30,961      46,235

General corporate income (expense):
  Securities earnings, net .............................      1,600       1,718
  Expenses, net ........................................     (4,181)     (5,099)
  Interest expense .....................................     (9,779)     (7,856)
                                                          ---------   ---------

                                                          $  18,601   $  34,998
                                                          =========   =========

Note 4 - Inventories:


                                                   December 31,        March 31,
                                                       1999              2000
                                                   ------------        ---------
                                                           (In thousands)

Raw materials ............................           $ 54,861           $ 42,900
Work in process ..........................              8,065              7,328
Finished products ........................            100,824             97,567
Supplies .................................             27,434             26,131
                                                     --------           --------

                                                     $191,184           $173,926
                                                     ========           ========

Note 5 - Marketable securities:


                                                        December 31,   March 31,
                                                            1999         2000
                                                        ------------   ---------
                                                             (In thousands)
Available-for-sale marketable equity securities:
  Unrealized gains ...................................    $  6,700     $  7,623
  Unrealized losses ..................................      (2,304)      (3,138)
  Cost ...............................................      10,659       20,179
                                                          --------     --------

      Aggregate fair value ...........................    $ 15,055     $ 24,664
                                                          ========     ========

        In March 2000 the Company purchased 500,000 shares of Tremont's common stock in market transactions for $9.5 million. At March 31, 2000, the Company held approximately 9% of Tremont's outstanding common stock and 1% of Valhi's outstanding common stock. The Company accounts for investments in parent companies as "available-for-sale" marketable securities carried at fair value.

Note 6 - Other noncurrent assets:

                                                       December 31,    March 31,
                                                           1999           2000
                                                       ------------    ---------
                                                             (In thousands)

Deferred financing costs, net ..................          $2,278          $2,128
Other ..........................................           3,132           2,717
                                                          ------          ------

                                                          $5,410          $4,845
                                                          ======          ======

Note 7 - Accounts payable and accrued liabilities:

                                                     December 31,      March 31,
                                                         1999             2000
                                                     ------------      ---------
                                                            (In thousands)

Accounts payable .........................           $ 56,597           $ 43,112
                                                     --------           --------
Accrued liabilities:
  Environmental costs ....................             47,228             53,023
  Employee benefits ......................             35,243             32,006
  Interest ...............................              6,761             14,334
  Deferred income ........................              4,000              4,000
  Other ..................................             40,531             41,924
                                                     --------           --------

                                                      133,763            145,287
                                                     --------           --------

                                                     $190,360           $188,399
                                                     ========           ========

Note 8 - Other noncurrent liabilities:


                                                       December 31,    March 31,
                                                           1999          2000
                                                       ------------    ---------
                                                            (In thousands)

Environmental costs ............................         $64,491         $57,398
Insurance claims and expenses ..................          11,688          11,807
Employee benefits ..............................           7,816           7,859
Deferred income ................................           8,333           7,333
Other ..........................................           1,493           1,105
                                                         -------         -------

                                                         $93,821         $85,502
                                                         =======         =======

Note 9 - Notes payable and long-term debt:

                                                          December 31, March 31,
                                                              1999        2000
                                                          ------------ ---------
                                                               (In thousands)

Notes payable - Kronos (Euro 56,511) ...................    $ 57,076    $ 54,075
                                                            ========    ========

Long-term debt:
  NL Industries, Inc.  - 11.75% Senior Secured Notes ...    $244,000    $244,000
  Kronos ...............................................         478         369
                                                            --------    --------

                                                             244,478     244,369

Less current maturities ................................         212         162
                                                            --------    --------

                                                            $244,266    $244,207
                                                            ========    ========

Note 10 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                               Three months ended
                                                                     March 31,
                                                              --------------------
                                                                1999         2000
                                                              --------    --------
                                                                  (In thousands)

Expected tax expense ......................................   $  6,510    $ 12,249
Non-U.S. tax rates ........................................        (81)          9
Incremental tax on income of companies not included in NL's
 consolidated U.S. federal income tax return ..............        458         281
Valuation allowance .......................................     (1,942)     (1,291)
U.S. state income taxes ...................................         90         141
Other, net ................................................       (385)       (190)
                                                              --------    --------

      Income tax expense ..................................   $  4,650    $ 11,199
                                                              ========    ========

Note 11 - Other income, net:

                                                            Three months ended
                                                                 March 31,
                                                          ---------------------
                                                            1999          2000
                                                          -------       -------
                                                              (In thousands)

Corporate interest and dividend income ............       $ 1,600       $ 1,718
Currency transaction gains, net ...................         1,569         1,241
Noncompete agreement income .......................         1,000         1,000
Disposition of property and equipment .............           979          (402)
Trade interest income .............................           948           357
Other, net ........................................           317           586
                                                          -------       -------

                                                          $ 6,413       $ 4,500
                                                          =======       =======

Note 12 - Commitments and contingencies:

        For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings" and (iii) the 1999 Annual Report.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

  Net sales and operating income


                                                         Three months ended    %
                                                             March 31,       Change
                                                         ------------------  ------
                                                          1999       2000
                                                          ----       ----
                                                            (In millions)

Net sales .............................................   $201.6   $231.0     +15%

Operating income ......................................   $ 31.0   $ 46.2     +49%

Percent changes in TiO2:
  Sales volume ........................................                       +24%
  Average selling prices (in billing currencies) ......                        N/C


        Kronos' operating income in the first quarter of 2000 increased from the first quarter of 1999 due to record first-quarter sales volume and strong production volume. Kronos' first-quarter sales volume increased 24% from the first quarter of 1999 and was even with the fourth quarter of 1999, reflecting sustained strong demand in all major regions. Kronos' first-quarter 2000 production volume was 16% higher than the comparable 1999 period with operating rates near full capacity compared to 86% capacity utilization in the first quarter of 1999.

        Average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) for the first quarter of 2000 were even with the first quarter of 1999 and were 3% higher than the fourth quarter of 1999. During the first quarter of 2000, Kronos announced additional price increases in Europe, effective in the second quarter of 2000. The Company believes demand for TiO2 will remain strong in the near-term as a result of seasonally high sales to the coatings industry, resulting in continued upward pressure on selling prices. Should demand in the second half of 2000 remain robust, additional price increases could be announced later in 2000. The successful implementation of any such price increase will depend on market conditions.

        Kronos anticipates its TiO2 sales volume for full-year 2000 will be slightly higher than that of 1999. Kronos expects its full-year 2000 operating income will be higher than 1999 primarily because of higher average selling prices, higher production volume and its continued focus on controlling costs. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

        Kronos' cost of sales as a percentage of net sales decreased in the first quarter of 2000 primarily due to higher production volume. Excluding the effects of foreign currency translation, which decreased the Company's expenses in the first quarter of 2000 compared to the first quarter of 1999, Kronos' selling, general and administrative expenses increased in the first quarter of 2000 due to higher distribution expenses associated with higher first-quarter 2000 sales volume.

        A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased the dollar value of sales in the first quarter of 2000 by a net $14 million compared to the first quarter of 1999. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' first-quarter 2000 average selling price in U.S. dollars was approximately 6% lower than in the first quarter of 1999. Kronos' operating costs that are not denominated in U.S. dollars were also lower when translated to U.S. dollars in the first quarter of 2000 compared to the first quarter of 1999, and accordingly, Kronos' per unit costs were lower in the first quarter of 2000 compared to the same period last year. As a result, the net impact of currency exchange rate fluctuations on operating income in the first quarter of 2000 was not significant when compared to the first quarter of 1999.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).


                                                 Three months ended
                                                      March 31,          Difference
                                               ---------------------     ----------
                                                 1999         2000
                                               -------       -------
                                                    (In millions)

Securities earnings ...................        $   1.6       $   1.7       $   .1
Corporate expenses, net ...............           (4.2)         (5.0)         (.8)
Interest expense ......................           (9.8)         (7.9)         1.9
                                               -------       -------       ------

                                               $ (12.4)      $ (11.2)      $  1.2
                                               =======       =======       ======

        Interest expense in the first quarter of 2000 decreased 20% from the comparable 1999 period primarily due to lower levels of outstanding debt and lower European borrowing rates. The Company expects its full-year 2000 interest expense will be lower than 1999, primarily due to lower levels of outstanding debt and lower European borrowing rates.

  Provision for income taxes

        The Company reduced its deferred income tax valuation allowance by $1.9 million in the first quarter of 1999 and $1.3 million in the first quarter of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more- likely-than-not" recognition criteria.

  Other

        Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

  Liquidity and capital resources

        The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 1999 and 2000 are presented below.


                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1999       2000
                                                              ------    -------
                                                                (In millions)

Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities ...............  $ 28.2    $  37.0
    Changes in assets and liabilities ......................   (25.4)      (3.2)
                                                              ------    -------
                                                                 2.8       33.8
  Investing activities .....................................   (14.8)     (15.3)
  Financing activities .....................................    (6.0)     (17.7)
                                                              ------    -------

      Net cash provided (used) by operating, investing,
       and financing activities ............................  $(18.0)   $    .8
                                                              ======    =======


  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the 2000 period increased from the comparable period in 1999 primarily due to higher operating income, partially offset by lower cash distributions from the Company's TiO2 manufacturing joint venture. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first quarter of 1999 and 2000 primarily due to increases in receivables in each period; however, the net cash used in the first quarter of 2000 was significantly less than the first quarter of 1999 due to a greater amount of cash being provided from reductions in inventory levels and lower income tax payments in the first quarter of 2000.

  Investing activities

        In March 2000 the Company purchased 500,000 shares of Tremont's common stock in market transactions for $9.5 million. See Note 1 and 5 to the Consolidated Financial Statements. In the first quarter of 1999 the Company collateralized letters of credit issued and outstanding on behalf of an affiliate pursuant to an Insurance Sharing Agreement with $9.7 million of the Company's cash, and classified such amount as current restricted cash equivalents.

  Financing activities

        In the first quarter of 2000, the Company's Board of Directors increased the regular quarterly dividend from $.035 per share to $.15 per share and paid dividends of $7.6 million to shareholders. In 1999 the Company's Board of Directors authorized a 1.5 million share repurchase program. Pursuant to this program, the Company purchased in the open market (i) 552,000 shares of its common stock at an aggregate cost of $7.2 million in 1999, (ii) 713,000 shares at an aggregate cost of $10.3 million in the first quarter of 2000 and
(iii) 34,000 shares at an aggregate cost of $.5 million in April 2000.

  Cash, cash equivalents and borrowing availability

        At March 31, 2000, the Company had cash and cash equivalents aggregating $134 million ($37 million held by non-U.S. subsidiaries) and an additional $17 million of restricted cash equivalents. The Company's subsidiaries had $11 million available for borrowing at March 31, 2000 under existing non-U.S. credit facilities.

  Income tax contingencies

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non- income tax related items and interest.

        During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at March 31, 2000) relating to 1994. The Company appealed the 1994 assessment to the Fredrikstad City Court, and in February 2000 the Court ruled in favor of the tax authorities on the primary issue, but asserted that the tax authorities' assessment was overstated by NOK 34 million ($4 million at March 31, 2000). In March 2000 the tax authorities agreed with the Court and reduced the 1994 assessment to NOK 17 million ($2 million at March 31, 2000). The tax authorities recently issued a NOK 13 million ($2 million at March 31, 2000) assessment for 1996 which has been computed on a similar basis as the revised 1994 assessment. The Company has appealed the Court's decision on the primary issue related to the 1994 assessment to a higher court, and the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. The Company has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and expects to grant an additional lien on the plant related to the 1996 assessment.

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

  Environmental matters and litigation

        The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($110 million at March 31, 2000) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $150 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

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

  Other

        On May 3, 2000, a confederation of labor organizations in Norway implemented a work stoppage directed at various Norwegian employers, including the Company's 30,000 metric ton TiO2 facility and ilmenite mining operations. The Company currently does not expect the work stoppage to be lengthy or to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


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

  Special note regarding forward-looking statements

        The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic conditions, global productive capacity, customer inventory levels, changes in product pricing, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation, and other risks and uncertainties included in this Quarterly Report and in the 1999 Annual Report, and the uncertainties set forth from time to time in the Company's other public reports and filings. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to update any forward-looking statements.


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the 1999 Annual Report for descriptions of certain previously reported legal proceedings.

           Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In March 2000 the Fourth Department intermediate appellate court denied plaintiffs' request to seek review.

           Sweet, et al. v. Sheahan, et al. (No. 97-CV-1666/LEK-DNH). In March 2000 plaintiffs voluntarily dismissed all defendants other than the landlord without prejudice.

           Cofield, et al. v. Lead Industries Association, et al. (No. 24-C-099-004491). In March 2000 the Federal trial court (No. MJG-99-3277) denied plaintiffs' motion to remand to State Court. In April 2000 defendants filed an additional motion to dismiss all claims for lack of product identification.

           City of St. Louis v. Lead Industries Association, et al (No. 002-245, Division 1). In March 2000 defendants removed the case to Missouri federal court. In April 2000 plaintiff filed a motion to remand to State Court and an amended complaint seeking to add additional Missouri defendant residents.

           In April 2000 the Company was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). The County of Santa Clara seeks to represent a class of all public entities in California. The County seeks from defendants, eight present or former pigment or paint manufacturing companies and the Lead Industries Association, compensatory damages for funds the plaintiffs have expended for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Plaintiff alleges causes of action for violations of the California Business and Professions Code, strict product liability, negligence, fraud and concealment, unjust enrichment, and indemnity, and includes market share liability allegations. The Company intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                27.1 - Financial Data Schedule for the three-month period ended March 31, 2000.

           (b)  Reports on Form 8-K

                Reports on Form 8-K for the quarter ended March 31, 2000 and through the date of this report:

                  January 26, 2000 - reported  Items 5 and 7.
                  February 9, 2000 - reported  Items 5 and 7.
                  April 18, 2000 - reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    NL INDUSTRIES, INC.
                                           -------------------------------------
                                                        (Registrant)



Date:  May 3, 2000                         By    /s/ Susan E. Alderton
------------------                               -------------------------------
                                                 Susan E. Alderton
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:  May 3, 2000                         By    /s/ Robert D. Hardy
------------------                               -------------------------------
                                                 Robert D. Hardy
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)