Form 10-Q
period 2000-06-30
NL INDUSTRIES INC
filed 2000-08-04
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640


                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           New Jersey                                            13-5267260
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas                  77060-2544
--------------------------------------------------               ---------------
     (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:              (281)  423-3300
                                                                 ---------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days.
Yes X              No



Number of shares of common stock outstanding on August 3, 2000:  50,113,940

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                            Page
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements.

               Consolidated Balance Sheets - December 31, 1999
                and June 30, 2000                                           3-4

               Consolidated Statements of Income - Three months and
                six months ended June 30, 1999 and 2000                      5

               Consolidated Statements of Comprehensive Income
                - Three months and six months ended June 30, 1999 and 2000   6

               Consolidated Statement of Shareholders' Equity
                - Six months ended June 30, 2000                             7

               Consolidated Statements of Cash Flows - Six months
                ended June 30, 1999 and 2000                                8-9

               Notes to Consolidated Financial Statements                  10-15

  Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        16-22


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                           23-24

  Item 4.      Submission of Matters to a Vote of Security Holders           24

  Item 6.      Exhibits and Reports on Form 8-K                            24-25

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                        December 31,   June 30,
              ASSETS                                       1999          2000
                                                        ------------  ----------

Current assets:
    Cash and cash equivalents ........................   $  134,224   $  137,629
    Restricted cash equivalents ......................       17,565       17,105
    Accounts and notes receivable ....................      143,768      170,374
    Litigation settlement receivable .................         --         45,000
    Receivable from affiliates .......................          747          617
    Refundable income taxes ..........................        4,473        2,133
    Inventories ......................................      191,184      153,287
    Prepaid expenses .................................        2,492        3,727
    Deferred income taxes ............................       11,974       10,977
                                                         ----------   ----------

        Total current assets .........................      506,427      540,849
                                                         ----------   ----------

Other assets:
    Marketable securities ............................       15,055       25,664
    Investment in TiO2 manufacturing joint venture ...      157,552      152,302
    Prepaid pension cost .............................       23,271       21,685
    Other ............................................        5,410        4,287
                                                         ----------   ----------

        Total other assets ...........................      201,288      203,938
                                                         ----------   ----------

Property and equipment:
    Land .............................................       23,678       22,578
    Buildings ........................................      133,682      127,177
    Machinery and equipment ..........................      550,842      523,902
    Mining properties ................................       71,952       67,274
    Construction in progress .........................        6,805       11,779
                                                         ----------   ----------
                                                            786,959      752,710
    Less accumulated depreciation and depletion ......      438,501      427,180
                                                         ----------   ----------

        Net property and equipment ...................      348,458      325,530
                                                         ----------   ----------

                                                         $1,056,173   $1,070,317
                                                         ==========   ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)



                                                    December 31,      June 30,
    LIABILITIES AND SHAREHOLDERS' EQUITY               1999             2000
                                                    ------------    -----------

Current liabilities:
    Notes payable ..............................    $    57,076     $    36,418
    Current maturities of long-term debt .......            212             157
    Accounts payable and accrued liabilities ...        190,360         190,459
    Payable to affiliates ......................         11,240          10,946
    Income taxes ...............................          5,605          11,146
    Deferred income taxes ......................            326             767
                                                    -----------     -----------

        Total current liabilities ..............        264,819         249,893
                                                    -----------     -----------

Noncurrent liabilities:
    Long-term debt .............................        244,266         244,155
    Deferred income taxes ......................        108,226         128,779
    Accrued pension cost .......................         32,946          27,086
    Accrued postretirement benefits cost .......         37,105          29,618
    Other ......................................         93,821          78,958
                                                    -----------     -----------

        Total noncurrent liabilities ...........        516,364         508,596
                                                    -----------     -----------


Minority interest ..............................          3,903           4,075
                                                    -----------     -----------

Shareholders' equity:
    Common stock ...............................          8,355           8,355
    Additional paid-in capital .................        774,304         774,362
    Retained earnings ..........................         19,150          91,135
    Accumulated other comprehensive loss .......       (158,921)       (180,809)
    Treasury stock .............................       (371,801)       (385,290)
                                                    -----------     -----------

        Total shareholders' equity .............        271,087         307,753
                                                    -----------     -----------

                                                    $ 1,056,173     $ 1,070,317
                                                    ===========     ===========

Commitments and contingencies (Note 12)


          See accompanying notes to consolidated financial statements.
                                      - 4 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                           Three months ended         Six months ended
                                                 June 30,                 June 30,
                                          ---------------------    ---------------------
                                             1999        2000         1999        2000
                                          ---------   ---------    ---------   ---------

Revenues and other income:
    Net sales .........................   $ 232,568   $ 251,126    $ 434,137   $ 482,135
    Other, net ........................       9,660      53,946       16,073      58,446
                                          ---------   ---------    ---------   ---------

                                            242,228     305,072      450,210     540,581
                                          ---------   ---------    ---------   ---------

Costs and expenses:
    Cost of sales .....................     167,779     164,033      314,819     323,298
    Selling, general and administrative      33,079      36,832       65,641      70,222
    Interest ..........................       9,298       7,897       19,077      15,753
                                          ---------   ---------    ---------   ---------

                                            210,156     208,762      399,537     409,273
                                          ---------   ---------    ---------   ---------

       Income before income taxes and
        minority interest .............      32,072      96,310       50,673     131,308

Income tax benefit (expense) ..........      81,990     (32,762)      77,340     (43,961)
                                          ---------   ---------    ---------   ---------

       Income before minority interest      114,062      63,548      128,013      87,347

Minority interest .....................       2,239         110        2,250         201
                                          ---------   ---------    ---------   ---------

       Net income .....................   $ 111,823   $  63,438    $ 125,763   $  87,146
                                          =========   =========    =========   =========

Earnings per share:
    Basic .............................   $    2.16   $    1.26    $    2.43   $    1.72
                                          =========   =========    =========   =========
    Diluted ...........................   $    2.16   $    1.25    $    2.42   $    1.71
                                          =========   =========    =========   =========

Weighted average shares used in the
 calculation of earnings per share:
    Basic .............................      51,826      50,499       51,823      50,710
    Dilutive impact of stock options ..          57         351           48         290
                                          ---------   ---------    ---------   ---------

    Diluted ...........................      51,883      50,850       51,871      51,000
                                          =========   =========    =========   =========

          See accompanying notes to consolidated financial statements.
                                      - 5 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)



                                            Three months ended        Six months ended
                                                 June 30,                 June 30,
                                         ----------------------    ----------------------
                                            1999         2000         1999         2000
                                         ---------    ---------    ---------    ---------

Net income ...........................   $ 111,823    $  63,438    $ 125,763    $  87,146
                                         ---------    ---------    ---------    ---------

Other comprehensive income (loss),
 net of tax:
    Marketable securities adjustment .         135          650         (805)         708
    Currency translation adjustment ..      (8,131)      (7,287)     (20,382)     (22,596)
                                         ---------    ---------    ---------    ---------

        Total other comprehensive loss      (7,996)      (6,637)     (21,187)     (21,888)
                                         ---------    ---------    ---------    ---------

    Comprehensive income .............   $ 103,827    $  56,801    $ 104,576    $  65,258
                                         =========    =========    =========    =========



          See accompanying notes to consolidated financial statements.
                                      - 6 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Six months ended June 30, 2000

                                 (In thousands)

                                                                                         Accumulated other
                                                                                    comprehensive income (loss)
                                                     Additional              ---------------------------------------
                                          Common      paid-in     Retained    Currency       Pension    Marketable
                                          stock       capital     earnings   translation   liabilities  securities
                                         --------    ---------   ---------   -----------   -----------  ------------

Balance at December 31, 1999 .........   $   8,355   $ 774,304   $  19,150    $(160,022)   $  (1,756)   $   2,857

Net income ...........................        --          --        87,146         --           --           --

Other comprehensive income (loss), net        --          --          --        (22,596)        --            708

Dividends ............................        --          --       (15,161)        --           --           --

Tax benefit of stock options exercised        --            58        --           --           --           --

Treasury stock:
   Acquired (927 shares) .............        --          --          --           --           --           --
   Reissued (42 shares) ..............        --          --          --           --           --           --
                                         ---------   ---------   ---------    ---------    ---------    ---------

Balance at June 30, 2000 .............   $   8,355   $ 774,362   $  91,135    $(182,618)   $  (1,756)   $   3,565
                                         =========   =========   =========    =========    =========    =========


                                          Treasury
                                           stock        Total
                                         ----------   ---------

Balance at December 31, 1999 .........   $(371,801)   $ 271,087

Net income ...........................        --         87,146

Other comprehensive income (loss), net        --        (21,888)

Dividends ............................        --        (15,161)

Tax benefit of stock options exercised        --             58

Treasury stock:
   Acquired (927 shares) .............     (13,959)     (13,959)
   Reissued (42 shares) ..............         470          470

                                         ---------    ---------

Balance at June 30, 2000 .............   $(385,290)   $ 307,753
                                         =========    =========



          See accompanying notes to consolidated financial statements.
                                      - 7 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)




                                                            1999         2000
                                                          ---------   ---------

Cash flows from operating activities:
    Net income .........................................  $ 125,763   $  87,146
    Depreciation, depletion and amortization ...........     17,024      15,361
    Deferred income taxes ..............................    (88,415)     25,023
    Distribution from TiO2 manufacturing joint venture .     11,150       5,250
    Net gains from securities transactions .............       --        (5,553)
    Litigation settlement gain, net ....................       --       (43,000)
    Other, net .........................................     (1,427)     (4,166)
                                                          ---------   ---------

                                                             64,095      80,061

    Change in assets and liabilities:
        Accounts and notes receivable ..................    (37,743)    (34,054)
        Inventories ....................................      8,485      29,340
        Prepaid expenses ...............................     (2,375)     (1,417)
        Accounts payable and accrued liabilities .......     (8,964)     (9,802)
        Income taxes ...................................      5,830       8,086
        Other, net .....................................    (13,119)       (696)
                                                          ---------   ---------

            Net cash provided by operating activities ..     16,209      71,518
                                                          ---------   ---------

Cash flows from investing activities:
    Capital expenditures ...............................    (17,235)    (12,598)
    Change in restricted cash equivalents, net .........    (12,516)        459
    Purchase of Tremont Corporation common stock .......       --        (9,520)
    Proceeds from disposition of property and equipment       2,128         108
                                                          ---------   ---------

            Net cash used by investing activities ......    (27,623)    (21,551)
                                                          ---------   ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)




                                                            1999         2000
                                                         ---------    ---------

Cash flows from financing activities:
    Indebtedness:
       Borrowings ....................................   $  56,271    $    --
       Principal payments ............................     (71,563)     (16,830)
    Dividends paid ...................................      (3,628)     (15,161)
    Treasury stock purchased .........................        --        (13,959)
    Other, net .......................................         111          463
                                                         ---------    ---------

        Net cash used by financing activities ........     (18,809)     (45,487)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities      (30,223)       4,480
        Currency translation .........................      (2,274)      (1,075)
    Balance at beginning of period ...................     154,953      134,224
                                                         ---------    ---------

    Balance at end of period .........................   $ 122,456    $ 137,629
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $  18,672    $  15,686
    Income taxes, net ................................       5,238       10,797




          See accompanying notes to consolidated financial statements.
                                      - 9 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At June 30, 2000, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock. At June 30, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 73% of Tremont's outstanding common stock. See Note 5.

        The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2000 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended June 30, 1999 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

      The Company will adopt the SEC's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The impact on the Company of adopting SAB No. 101, if any, has not yet been determined, in part because the SEC is continuing to provide additional informal guidance and clarification concerning the exact requirements of SAB No.
101. If the impact of adopting SAB No. 101 is material, the Company will adopt SAB No. 101 retroactively to the beginning of 2000, and previously reported results of operations for the first three quarters of 2000 would be restated.

Note 2 - Earnings per share:

        Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business segment information:

        The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2.


                                           Three months ended          Six months ended
                                                 June 30,                  June 30,
                                          ----------------------    ----------------------
                                            1999         2000         1999          2000
                                          ---------    ---------    ---------    ---------
                                                           (In thousands)

Net sales .............................   $ 232,568    $ 251,126    $ 434,137    $ 482,135
Other income, excluding corporate .....       6,909        2,444       10,602        4,114
                                          ---------    ---------    ---------    ---------
                                            239,477      253,570      444,739      486,249

Cost of sales .........................     167,779      164,033      314,819      323,298
Selling, general and administrative,
 excluding corporate ..................      27,562       26,794       54,823       53,973
                                          ---------    ---------    ---------    ---------

        Operating income ..............      44,136       62,743       75,097      108,978

General corporate income (expense):
    Securities earnings, net ..........       1,545        7,390        3,145        9,108
    Litigation settlement gain, net and
      other income ....................       1,206       44,112        2,326       45,224
    Corporate expenses ................      (5,517)     (10,038)     (10,818)     (16,249)
    Interest expense ..................      (9,298)      (7,897)     (19,077)     (15,753)
                                          ---------    ---------    ---------    ---------
        Income before income taxes and
         minority interest ............   $  32,072    $  96,310    $  50,673    $ 131,308
                                          =========    =========    =========    =========

Note 4 - Inventories:


                                                   December 31,         June 30,
                                                      1999               2000
                                                   ------------       ----------
                                                           (In thousands)

Raw materials ............................           $ 54,861           $ 40,616
Work in process ..........................              8,065              6,876
Finished products ........................            100,824             80,478
Supplies .................................             27,434             25,317
                                                     --------           --------

                                                     $191,184           $153,287
                                                     ========           ========

Note 5 - Marketable securities:

                                                        December 31,    June 30,
                                                           1999           2000
                                                        ------------   ---------
                                                              (In thousands)
Available-for-sale marketable equity securities:
    Unrealized gains .................................    $  6,700     $  8,503
    Unrealized losses ................................      (2,304)      (3,018)
    Cost .............................................      10,659       20,179
                                                          --------     --------

        Aggregate fair value .........................    $ 15,055     $ 25,664
                                                          ========     ========

        In March 2000 the Company purchased 500,000 shares of Tremont's common stock in market transactions for $9.5 million. At June 30, 2000, the Company held approximately 9% of Tremont's outstanding common stock and 1% of Valhi's outstanding common stock.

Note 6 - Other noncurrent assets:

                                                     December 31,      June 30,
                                                        1999             2000
                                                     ------------      --------
                                                           (In thousands)

Deferred financing costs, net ..............            $2,278            $1,978
Other ......................................             3,132             2,309
                                                        ------            ------

                                                        $5,410            $4,287
                                                        ======            ======

Note 7 - Accounts payable and accrued liabilities:


                                                   December 31,         June 30,
                                                       1999               2000
                                                   ------------         --------
                                                          (In thousands)

Accounts payable ...........................          $ 56,597          $ 48,560
                                                      --------          --------
Accrued liabilities:
    Environmental costs ....................            47,228            60,091
    Employee benefits ......................            35,243            29,981
    Interest ...............................             6,761             6,507
    Deferred income ........................             4,000             4,000
    Other ..................................            40,531            41,320
                                                      --------          --------

                                                       133,763           141,899
                                                      --------          --------

                                                      $190,360          $190,459
                                                      ========          ========

Note 8 - Other noncurrent liabilities:


                                                       December 31,     June 30,
                                                           1999           2000
                                                       ------------     --------
                                                            (In thousands)

Environmental costs ............................         $64,491         $52,508
Insurance claims and expenses ..................          11,688          11,258
Employee benefits ..............................           7,816           7,913
Deferred income ................................           8,333           6,333
Other ..........................................           1,493             946
                                                         -------         -------

                                                         $93,821         $78,958
                                                         =======         =======

Note 9 - Notes payable and long-term debt:


                                                           December 31, June 30,
                                                               1999       2000
                                                           ------------ --------
                                                              (In thousands)

Notes payable - Kronos (euro 56,511 and euro 38,611,
 respectively) ...........................................   $ 57,076   $ 36,418
                                                             ========   ========

Long-term debt:
    NL Industries, Inc.  - 11.75% Senior Secured Notes ...   $244,000   $244,000
    Kronos ...............................................        478        312
                                                             --------   --------

                                                              244,478    244,312

Less current maturities ..................................        212        157
                                                             --------   --------

                                                             $244,266   $244,155
                                                             ========   ========

Note 10 - Income taxes:

        The difference between the income tax benefit (expense) attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                            Six months ended
                                                                 June 30,
                                                           --------------------
                                                             1999        2000
                                                           --------    --------
                                                              (In thousands)

Expected tax expense ...................................   $(17,736)   $(45,958)
Non-U.S. tax rates .....................................     (3,362)      2,900
Resolution of German income tax audits .................     36,490        --
Change in valuation allowance:
    Corporate restructuring in Germany and other .......     77,580        --
    Change in German income tax law ....................    (24,070)       --
    Recognition of certain deductible tax attributes
     which previously did not meet the
     "more-likely-than-not" recognition criteria .......      7,528       1,325
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...     (1,169)       (634)
U.S. state income taxes ................................        803        (614)
Other, net .............................................      1,276        (980)
                                                           --------    --------

      Income tax benefit (expense) .....................   $ 77,340    $(43,961)
                                                           ========    ========

        The Company recognized a $90 million noncash net income tax benefit in 1999 that includes (i) a $36 million reduction in deferred tax liabilities related to a favorable resolution of a German tax contingency, (ii) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which the Company believes meet the recognition criteria as a result of, among other things, a corporate restructuring of the Company's German subsidiaries, offset by (iii) a $24 million increase in the valuation allowance to reduce the previously recognized benefit of certain other deductible income tax attributes which the Company believes do not meet the recognition criteria due to a change in German tax law.

Note 11 - Other income, net:

                                         Three months ended      Six months ended
                                              June 30,                June  30,
                                        --------------------    -------------------
                                          1999        2000        1999       2000
                                        --------    --------    --------   --------
                                                       (In thousands)

Securities earnings:
  Interest and dividends ............   $  1,545    $  1,837    $  3,145   $  3,555
  Securities transactions ...........       --         5,553        --        5,553
                                        --------    --------    --------   --------
                                           1,545       7,390       3,145      9,108
Currency transaction gains, net .....      6,272       2,413       7,841      3,654
Litigation settlement gain, net .....       --        43,000        --       43,000
Noncompete agreement income .........      1,000       1,000       2,000      2,000
Disposition of property and equipment        (32)       (546)        947       (948)
Trade interest income ...............        357         470       1,305        827
Other, net ..........................        518         219         835        805
                                        --------    --------    --------   --------

                                        $  9,660    $ 53,946    $ 16,073   $ 58,446
                                        ========    ========    ========   ========

        The Company recognized a $43 million net gain from a June 2000 settlement with one of the Company's two principal former insurance carriers. The gain is net of $2 million in commissions. The settlement resolved with that carrier a court proceeding that the Company initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. In July 2000, proceeds from the settlement were transferred by the carrier to a special purpose trust established to pay future remediation and other environmental expenditures of the Company. Cash held by the trust will be reported as restricted cash on the Company's balance sheet.

        In the second quarter of 2000, the Company received 389,691 shares of MetLife, Inc. common stock pursuant to MetLife's demutualization. The Company recognized a $5.6 million securities gain based on MetLife's initial public offering price of $14-1/4 per share. The shares were placed in a Voluntary Employees' Beneficiary Association trust, the assets of which may only be used to pay for certain retiree benefits. The Company accounted for the $5.6 million contribution of the MetLife common stock to the trust as a reduction of its accrued postretirement benefits cost liability. The shares were sold by the trust in the second quarter of 2000 for $7.8 million ($20 per share).

Note 12 - Commitments and contingencies:

        For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings," (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and (iv) the 1999 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

  Net sales and operating income


                               Three months ended      %       Six months ended      %
                                   June  30,         Change       June  30,        Change
                               -------------------   ------   -------------------  ------
                                 1999       2000                1999       2000
                               --------   --------            --------   --------
                                   (In millions)                 (In millions)

Net sales ................     $  232.6   $  251.1    +8%     $  434.1   $  482.1   +11%

Operating income .........     $   44.1   $   62.7   +42%     $   75.1   $  109.0   +45%

Percent changes in TiO2:
    Sales volume .........                            +9%                           +16%
    Average selling prices
      (in billing
      currencies) ........                            +5%                            +3%

        Kronos' operating income in the second quarter of 2000 increased from the comparable period in 1999 due to higher average selling prices in billing currencies (which excludes the effects of foreign currency translation) and record sales volume, partially offset by the previously reported second-quarter 1999 $5.3 million foreign currency transaction gain. Kronos' operating income in the first half of 2000 increased from the comparable period in 1999 due to record sales volume, higher average selling prices in billing currencies and higher production volume, partially offset by the second-quarter 1999 $5.3 million foreign currency transaction gain.

        Average TiO2 selling prices in billing currencies for the second quarter of 2000 were 5% higher than the second quarter of 1999 and were 3% higher than the first quarter of 2000. Average selling prices in billing currencies at the end of the second quarter were 1% higher than the average for the quarter. Kronos' prices were up in all major regions from the second quarter of 1999. Prices were higher in Europe and export markets from the first quarter of 2000 and were flat in North America. Average selling prices in billing currencies for the first half of 2000 were 3% higher than the first half of 1999 with increases in all major regions. During the second quarter of 2000, Kronos announced price increases of 7% in Europe and 4% in North America, both of which Kronos expects, depending on market conditions, to implement during the second half of 2000.

        Kronos' second-quarter sales volume represents the highest-quarter sales in Kronos' history. Sales volume increased 9% from both the second quarter of 1999 and the first quarter of 2000, reflecting sustained demand in all major regions. Sales volume in the first half of 2000 was 16%, or 31,000 metric tons, higher than the first half of 1999. Although Kronos believes its TiO2 sales volume for the second half of 2000 will be lower than the record sales volume in the second half of 1999, Kronos anticipates its TiO2 sales volume for full-year 2000 will be higher than that of 1999.

        The Company's second-quarter 2000 production volume was slightly higher than the comparable 1999 period with operating rates in both periods near full capacity. Kronos' production volume in the first half of 2000 was 8% higher than the comparable 1999 period with operating rates near full capacity compared to 91% capacity utilization in the first half of 1999. Kronos' chloride-process production facility in Leverkusen, Germany suffered a small fire in one of its production lines in the second quarter of 2000, resulting in approximately 5,000 metric tons of lost production. The production line has been fully repaired and on stream since early June. The Company has insurance coverage for the loss of production and damaged property and, in the second quarter of 2000, the Company accrued $4.1 million of expected insurance reimbursements as a reduction of cost of sales to offset unallocated period costs that were recorded as a result of the lost production. The Company's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. The Company expects Kronos' production capacity will be increased by 25,000 metric tons primarily at its chloride facilities, with only modest capital expenditures, bringing Kronos' capacity to approximately 465,000 metric tons by 2002. Kronos expects to produce more in 2000 than the record 434,000 metric tons it produced in 1998.

        Kronos expects its full-year 2000 operating income will be higher than 1999 primarily because of higher average selling prices in billing currencies, higher production and sales volumes and its continued focus on controlling costs. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

        Compared to the year-earlier periods, Kronos' cost of sales as a percentage of net sales decreased in both the second quarter and first half of 2000 primarily due to higher average selling prices in billing currencies, higher production volume and $4.1 million of accrued insurance reimbursements. Excluding the effects of foreign currency translation, which decreased the Company's expenses in the second quarter and first half of 2000 compared to the year-earlier periods, Kronos' selling, general and administrative expenses increased in the second quarter and first half of 2000 due to higher distribution expenses associated with higher sales volumes in these periods.

        A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased the dollar value of sales for the second quarter and first half of 2000 by a net $17 million and $30 million, respectively, when compared to the year-earlier periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling price in U.S. dollars for the second quarter and first half of 2000 were lower by 1% and 3%, respectively, than the comparable periods in 1999. Kronos' operating costs that are not denominated in U.S. dollars were also lower when translated to U.S. dollars in the second quarter and first half of 2000 compared to the year-earlier periods and, accordingly, Kronos' unit costs in U.S. dollar terms were lower in the second quarter and first half of 2000 compared to the same periods last year. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins at the Company's non-U.S. subsidiaries on their export sales. This helps to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the second quarter and first half of 2000, excluding the second-quarter 1999 $5.3 million gain described above, was not significant when compared to the year-earlier periods.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).


                                    Three months ended                Six months ended
                                         June 30,        Difference       June 30,        Difference
                                    ------------------   ----------  ------------------   ----------
                                      1999       2000                  1999      2000
                                    -------    -------               -------    -------
                                                            (In millions)

Securities earnings ...........     $   1.5    $   7.4    $   5.9    $   3.1    $   9.2    $   6.1
Litigation settlement gain, net
 and other corporate income ...         1.2       44.1       42.9        2.3       45.2       42.9
Corporate expenses ............        (5.4)     (10.0)      (4.6)     (10.7)     (16.3)      (5.6)
Interest expense ..............        (9.3)      (7.9)       1.4      (19.1)     (15.8)       3.3
                                    -------    -------    -------    -------    -------    -------

                                    $ (12.0)   $  33.6    $  45.6    $ (24.4)   $  22.3    $  46.7
                                    =======    =======    =======    =======    =======    =======

        Securities earnings in the second quarter of 2000 includes a $5.6 million securities gain related to common stock received from the demutualization of MetLife, Inc., an insurance company from which the Company had purchased certain insurance policies. See Note 11 to the Consolidated Financial Statements.

        Corporate income in the second quarter of 2000 includes a $43 million net gain from a June 2000 settlement with one of the Company's two principal former insurance carriers. See Note 11 to the Consolidated Financial Statements. Corporate expenses were higher in the second quarter of 2000 primarily due to higher environmental remediation accruals and legal expenses.

        Interest expense in the second quarter and first half of 2000 decreased 15% and 17%, respectively, from the comparable periods in 1999 primarily due to reduced levels of outstanding debt and lower European borrowing rates. At the end of the second quarter of 2000, the Company repaid $16.7 million of its euro-denominated short-term debt with excess cash flow from operations. The Company expects its full-year 2000 interest expense will be lower than 1999 primarily due to reduced levels of outstanding debt and lower European borrowing rates.

  Provision for income taxes

        The Company reduced its deferred income tax valuation allowance by $7.5 million in the first half of 1999 and $1.3 million in the first half of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. See Note 10 to the Consolidated Financial Statements for a description of the Company's previously reported $90 million noncash net income tax benefit recognized in the second quarter of 1999.

  Other

        Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

        The  Company's   condensed   consolidated  cash  flows  from  operating,
investing and financing activities for the six months ended June 30, 1999 and 2000 are presented below.

                                                                Six months ended
                                                                     June 30,
                                                               ------------------
                                                                 1999       2000
                                                               -------    -------
                                                                  (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities .........     $  64.1    $  80.1
        Changes in assets and liabilities ................       (47.9)      (8.6)
                                                               -------    -------
                                                                  16.2       71.5
    Investing activities .................................       (27.6)     (21.6)
    Financing activities .................................       (18.8)     (45.4)
                                                               -------    -------

       Net cash provided (used) by operating,
        investing, and financing activities ..............     $ (30.2)   $   4.5
                                                               =======    =======

  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the first half of 2000 increased from the comparable period in 1999 primarily due to higher operating income, partially offset by lower cash distributions from the Company's TiO2 manufacturing joint venture. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) used $38.2 million and $14.5 million of cash in the first half of 1999 and 2000, respectively, primarily due to increases in receivables in each period. The cash used in the first half of 2000 was significantly less than the first half of 1999 due to a greater amount of cash being provided from reductions in inventory levels.

  Investing activities

        In the first quarter of 2000, the Company purchased 500,000 shares of Tremont's common stock in market transactions for $9.5 million. See Note 1 and 5 to the Consolidated Financial Statements. In the first half of 1999, the Company collateralized letters of credit with $12.5 million of the Company's cash, and classified such amounts as current restricted cash equivalents.

  Financing activities

        At the end of the second quarter of 2000, the Company repaid euro 17.9 million ($16.7 million when paid) of its euro-denominated short-term debt with excess cash flow from operations.

        In the second quarter of 2000, the Company paid a regular quarterly dividend of $.15 per share to shareholders aggregating $7.6 million. Dividends paid during the first half of 2000 totaled $15.2 million. In July 2000 the Company's Board of Directors declared a regular quarterly dividend of $.15 per share to shareholders of record as of September 15, 2000 to be paid on September 27, 2000.

        In 1999 the Company's Board of Directors authorized a 1.5 million share repurchase program. Pursuant to this program, the Company purchased in the open market (i) 552,000 shares of its common stock at an aggregate cost of $7.2 million in 1999, (ii) 927,000 shares at an aggregate cost of $14.0 million in the first half of 2000 and (iii) 21,000 shares at an aggregate cost of $.3 million in July 2000. In July 2000 the Company's Board of Directors authorized the purchase of up to an additional 1.5 million shares and, pursuant to this authorization, the Company purchased 271,000 shares of its common stock in the open market at an aggregate cost of $5.0 million through August 1, 2000.

  Cash, cash equivalents, restricted cash equivalents and borrowing availability

        At June 30, 2000, the Company had cash and cash equivalents aggregating $138 million ($41 million held by non-U.S. subsidiaries) and an additional $17 million of restricted cash equivalents. The Company's subsidiaries had $28 million available for borrowing at June 30, 2000 under existing non-U.S. credit facilities.

  Income tax contingencies

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest.

        During 1997 the Company received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at June 30, 2000) relating to 1994. The Company appealed the 1994 assessment to the Fredrikstad City Court, and in February 2000 the Court ruled in favor of the tax authorities on the primary issue, but asserted that the tax authorities' assessment was overstated by NOK 34 million ($4 million at June 30, 2000). In March 2000 the tax authorities agreed with the Court and reduced the 1994 assessment to NOK 17 million ($2 million at June 30, 2000). The tax authorities issued a NOK 13 million ($1 million at June 30, 2000) assessment for 1996 which has been computed on a similar basis as the revised 1994 assessment. The Company has appealed the Court's decision on the primary issue related to the 1994 assessment to a higher court, and the Company believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. The Company has granted a lien for the 1994 and 1996 tax assessments on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

        No assurance can be given that these or other tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in court proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

  Environmental matters and litigation

        The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($113 million at June 30, 2000) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $170 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the June 2000 settlement discussed below. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate
presently  can  be  made.  The   imposition  of  more  stringent   standards  or
requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

        In June 2000 the Company settled with one of its two principal former insurance carriers a lawsuit that the Company initiated to seek reimbursement from an insurance carrier for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. In July 2000, proceeds of $45 million from the settlement were transferred by the carrier to a special purpose trust established to pay future remediation and other environmental expenditures of the Company. The Company is continuing to pursue similar claims with other insurance carriers and expects to recover additional amounts, although there can be no assurance that any such additional amounts will be received.

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

  Other

        In the second quarter of 2000, a confederation of labor organizations in Norway implemented a work stoppage directed at various Norwegian employers, including the Company's 30,000 metric ton TiO2 facility and ilmenite mining operations. The work stoppage lasted only a few days and did not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference  is made  to the  1999  Annual  Report  and  the  Company's
Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 for descriptions of certain previously reported legal proceedings.

           City of St. Louis v. Lead Industries Association, et al. (No. 002-245, Division 1). In May 2000 defendants moved to dismiss all claims. Briefing is not yet complete.

           Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In June 2000, following remand of the appellate court's dismissal of market share claims, the trial court dismissed all remaining claims. The time for plaintiffs to appeal has not yet run.

           Parker v. NL Industries, et al. (No. 97085060 CC915). In June 2000, following a two-week trial, the jury returned a verdict for the Company. Plaintiffs have appealed.

           Thomas v. Lead Industries Association, et al. (No. 99-CV-6411). In June 2000 the trial court granted defendants' motion to dismiss the product defect and Wisconsin consumer protection statute claims.

           Smith,   et  al.  v.  Lead  Industries   Association,   et  al.  (No.
24-C-99-004490). In June 2000 defendants moved to dismiss all claims for lack of product identification. Briefing is not yet complete.

           County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In June 2000 defendants filed demurrers to dismiss all claims. Briefing is not yet complete.

           In June 2000 two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The Company has not been served in either case. The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred due to the presence of lead-based paint in their buildings from the Company, the Lead Industries Association ("LIA") and seven other companies sued as former manufacturers of lead-based paint. Plaintiffs allege claims for design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, and indemnity. The Company intends to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

           In June 2000 a complaint was filed in Illinois state court, Mary Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). The Company has not been served. Plaintiffs seek to represent two classes, one of all minors between ages six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between ages six and twenty years who lived between ages six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. The complaint seeks to hold jointly and severally liable the Company, the LIA, and seven other companies sued as former manufacturers of lead pigment and/or lead paint. Plaintiffs allege claims for negligent product design, negligent failure to warn, strict products liability, violation of the Illinois Consumer Fraud Act, fraud by omission, market share liability, civil conspiracy, concert of action, enterprise liability and alternative liability. The Company intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

           Cherokee County, Kansas Site. In June 2000 the Company finalized the previously reported agreement in principle allocating remediation costs among the PRPs at the Baxter Springs subsite in Cherokee County.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its Annual Meeting of Shareholders on May 10, 2000. All the nominees for director were elected with the voting results for each as follows:

           Director                               Shares For     Shares Withheld
                                                  ----------     ---------------

Mr. Joseph S. Compofelice ..............          49,623,888             381,790
Mr. J. Landis Martin ...................          49,616,672             389,006
Mr. Kenneth R. Peak ....................          49,627,069             378,609
Mr. Glenn R. Simmons ...................          49,608,473             397,205
Mr. Harold C. Simmons ..................          49,610,905             394,773
General Thomas P. Stafford .............          49,620,126             385,552
Dr. Lawrence A. Wigdor .................          49,627,164             378,514



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                10.1 - Amendment to NL Industries, Inc. Retirement Savings Plan effective as of January 1, 2000.

                10.2 - Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 2000.

                10.3 - Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2000.

                10.4 - Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 2000.

                10.5 - Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 2000.

                10.6 - Intercorporate Services Agreement by and between CompX International, Inc. and the Registrant effective as of January 1, 2000.

                27.1 - Financial Data Schedule for the six-month period ended June 30, 2000.

           (b)  Reports on Form 8-K

                Reports on Form 8-K for the quarter ended June 30, 2000 and through the date of this report:

                  April 18, 2000 - reported  Items 5 and 7.
                  May 11, 2000   - reported  Items 5 and 7.
                  July 18, 2000  - reported  Items 5 and 7.
                  July 18, 2000  - reported  Items 5 and 7.
                  July 19, 2000  - reported  Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         NL INDUSTRIES, INC.
                                                  ------------------------------
                                                            (Registrant)



Date:  August 3, 2000                      By    /s/ Susan E. Alderton
---------------------                            ------------------------------
                                                 Susan E. Alderton
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:  August 3, 2000                      By    /s/ Robert D. Hardy
---------------------                            ------------------------------
                                                 Robert D. Hardy
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)