Form 10-Q
period 2000-09-30
NL INDUSTRIES INC
filed 2000-11-13
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2000

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
Yes    X       No
    -------       -------



Number of shares of common stock outstanding on November 10, 2000:  50,043,184

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
PART I.        FINANCIAL INFORMATION                                      ----

  Item 1.      Financial Statements.

               Consolidated Balance Sheets - December 31, 1999
                and September 30, 2000                                     3-4

               Consolidated Statements of Income - Three months and
                nine months ended September 30, 1999 and 2000               5

               Consolidated Statements of Comprehensive Income
                - Three months and nine months ended
                September 30, 1999 and 2000                                 6

               Consolidated Statement of Shareholders' Equity
                - Nine months ended September 30, 2000                      7

               Consolidated Statements of Cash Flows - Nine months
                ended September 30, 1999 and 2000                          8-9

               Notes to Consolidated Financial Statements                 10-15

  Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       16-22


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                          23-24

  Item 6.      Exhibits and Reports on Form 8-K                             25

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




                                                        December 31,     September 30,
              ASSETS                                        1999              2000
                                                        ------------     -------------
Current assets:

    Cash and cash equivalents ....................       $  134,224       $  125,064
    Restricted cash equivalents ..................           17,565           62,667
    Accounts and notes receivable ................          143,768          167,680
    Receivable from affiliates ...................              747              495
    Refundable income taxes ......................            4,473           10,169
    Inventories ..................................          191,184          148,592
    Prepaid expenses .............................            2,492            6,317
    Deferred income taxes ........................           11,974           10,579
                                                         ----------       ----------

        Total current assets .....................          506,427          531,563
                                                         ----------       ----------

Other assets:
    Marketable securities ........................           15,055           45,135
    Investment in TiO2 manufacturing joint venture          157,552          150,002
    Prepaid pension cost .........................           23,271           20,776
    Other ........................................            5,410            4,230
                                                         ----------       ----------

        Total other assets .......................          201,288          220,143
                                                         ----------       ----------

Property and equipment:
    Land .........................................           23,678           21,422
    Buildings ....................................          133,682          121,821
    Machinery and equipment ......................          550,842          500,478
    Mining properties ............................           71,952           65,038
    Construction in progress .....................            6,805           13,011
                                                         ----------       ----------
                                                            786,959          721,770
    Less accumulated depreciation and depletion ..          438,501          412,170
                                                         ----------       ----------

        Net property and equipment ...............          348,458          309,600
                                                         ----------       ----------

                                                         $1,056,173       $1,061,306
                                                         ==========       ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)




                                                   December 31,    September 30,
    LIABILITIES AND SHAREHOLDERS' EQUITY               1999            2000
                                                   ------------    -------------

Current liabilities:
    Notes payable ............................     $    57,076      $    22,622
    Current maturities of long-term debt .....             212              151
    Accounts payable and accrued liabilities .         190,360          202,920
    Payable to affiliates ....................          11,240            9,743
    Income taxes .............................           5,605           14,126
    Deferred income taxes ....................             326              720
                                                   -----------      -----------

        Total current liabilities ............         264,819          250,282
                                                   -----------      -----------

Noncurrent liabilities:
    Long-term debt ...........................         244,266          244,105
    Deferred income taxes ....................         108,226          134,992
    Accrued pension cost .....................          32,946           21,761
    Accrued postretirement benefits cost .....          37,105           29,577
    Other ....................................          93,821           72,606
                                                   -----------      -----------

        Total noncurrent liabilities .........         516,364          503,041
                                                   -----------      -----------


Minority interest ............................           3,903            5,483
                                                   -----------      -----------

Shareholders' equity:
    Common stock .............................           8,355            8,355
    Additional paid-in capital ...............         774,304          777,262
    Retained earnings ........................          19,150          113,744
    Accumulated other comprehensive loss .....        (158,921)        (197,461)
    Treasury stock ...........................        (371,801)        (399,400)
                                                   -----------      -----------

        Total shareholders' equity ...........         271,087          302,500
                                                   -----------      -----------

                                                   $ 1,056,173      $ 1,061,306
                                                   ===========      ===========

Commitments and contingencies (Note 12)

          See accompanying notes to consolidated financial statements.
                                      - 4 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                            Three months ended         Nine months ended
                                               September 30,              September 30,
                                          ----------------------    -----------------------
                                            1999         2000         1999         2000
                                          ---------    ---------    ---------   ---------

Revenues and other income:
    Net sales .........................   $ 242,621    $ 242,309    $ 676,758   $ 724,444
    Other, net ........................       3,967        4,906       20,040      63,352
                                          ---------    ---------    ---------   ---------

                                            246,588      247,215      696,798     787,796
                                          ---------    ---------    ---------   ---------

Costs and expenses:
    Cost of sales .....................     181,745      159,021      496,564     482,319
    Selling, general and administrative      32,119       33,972       97,761     104,194
    Interest ..........................       9,060        7,717       28,136      23,470
                                          ---------    ---------    ---------   ---------

                                            222,924      200,710      622,461     609,983
                                          ---------    ---------    ---------   ---------

       Income before income taxes and
        minority interest .............      23,664       46,505       74,337     177,813

Income tax benefit (expense) ..........      (6,507)     (14,882)      70,833     (58,843)
                                          ---------    ---------    ---------   ---------

       Income before minority interest       17,157       31,623      145,170     118,970

Minority interest .....................          11        1,454        2,261       1,655
                                          ---------    ---------    ---------   ---------

       Net income .....................   $  17,146    $  30,169    $ 142,909   $ 117,315
                                          =========    =========    =========   =========



Earnings per share:
    Basic .............................   $     .33    $     .60    $    2.76   $    2.32
                                          =========    =========    =========   =========
    Diluted ...........................   $     .33    $     .60    $    2.75   $    2.31
                                          =========    =========    =========   =========

Weighted average shares used in the
 calculation of earnings per share:
    Basic .............................      51,835       50,203       51,828      50,539
    Dilutive impact of stock options ..         108          403           68         330
                                          ---------    ---------    ---------   ---------

    Diluted ...........................      51,943       50,606       51,896      50,869
                                          =========    =========    =========   =========


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)



                                                   Three months ended          Nine months ended
                                                       September 30,             September 30,
                                                 ----------------------    ----------------------
                                                    1999         2000         1999        2000
                                                 ---------    ---------    ---------    ---------

Net income ...................................   $  17,146    $  30,169    $ 142,909    $ 117,315
                                                 ---------    ---------    ---------    ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gain (loss) arising
     during period ...........................        (670)       2,021       (1,475)       2,729
      Less:  reclassification adjustment for
       gain included in net income ...........        --            (50)        --            (50)
                                                 ---------    ---------    ---------    ---------
                                                      (670)       1,971       (1,475)       2,679
    Currency translation adjustment ..........       2,198      (18,623)     (18,184)     (41,219)
                                                 ---------    ---------    ---------    ---------

        Total other comprehensive income
         (loss) ..............................       1,528      (16,652)     (19,659)     (38,540)
                                                 ---------    ---------    ---------    ---------

    Comprehensive income .....................   $  18,674    $  13,517    $ 123,250    $  78,775
                                                 =========    =========    =========    =========




          See accompanying notes to consolidated financial statements.
                                      - 6 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      Nine months ended September 30, 2000

                                 (In thousands)

                                                                                                      Accumulated other
                                                                                                  comprehensive income (loss)
                                                          Additional                     -------------------------------------------
                                             Common         paid-in        Retained       Currency        Pension         Marketable
                                              stock         capital        earnings      translation     liabilities      securities
                                            ---------     ----------      ---------      -----------     -----------      ----------

Balance at December 31, 1999 .........      $   8,355      $ 774,304      $  19,150       $(160,022)      $  (1,756)      $   2,857

Net income ...........................           --             --          117,315            --              --              --

Other comprehensive income (loss), net           --             --             --           (41,219)           --             2,679

Dividends ............................           --             --          (22,721)           --              --              --

Tax benefit of stock options exercised           --            2,958           --              --              --              --

Treasury stock:
   Acquired ..........................           --             --             --              --              --              --
   Reissued ..........................           --             --             --              --              --              --
                                            ---------      ---------      ---------       ---------       ---------       ---------


Balance at September 30, 2000 ........      $   8,355      $ 777,262      $ 113,744       $(201,241)      $  (1,756)      $   5,536
                                            =========      =========      =========       =========       =========       =========



                                             Treasury
                                              stock           Total
                                            ---------       ---------

Balance at December 31, 1999 .........      $(371,801)      $ 271,087

Net income ...........................           --           117,315

Other comprehensive income (loss), net           --           (38,540)

Dividends ............................           --           (22,721)

Tax benefit of stock options exercised           --             2,958

Treasury stock:
   Acquired ..........................        (29,180)        (29,180)
   Reissued ..........................          1,581           1,581

                                            ---------       ---------

Balance at September 30, 2000 ........      $(399,400)      $ 302,500
                                            =========       =========




          See accompanying notes to consolidated financial statements.
                                      - 7 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)



                                                            1999         2000
                                                         ---------    ---------

Cash flows from operating activities:
    Net income .......................................   $ 142,909    $ 117,315
    Depreciation, depletion and amortization .........      25,343       22,790
    Deferred income taxes ............................     (88,574)      33,301
    Distribution from TiO2 manufacturing joint venture      12,050        7,550
    Pension cost, net ................................      (3,372)     (10,488)
    Other postretirement benefits, net ...............      (4,134)      (1,934)
    Net gains from securities transactions ...........        --         (5,630)
    Litigation settlement gain, net ..................        --        (43,000)
    Other, net .......................................       3,608        3,291
                                                         ---------    ---------

                                                            87,830      123,195

    Change in assets and liabilities:
        Accounts and notes receivable ................     (39,832)     (37,921)
        Inventories ..................................      40,027       27,740
        Prepaid expenses .............................      (4,646)      (4,123)
        Accounts payable and accrued liabilities .....       1,996        7,910
        Income taxes .................................      13,722        6,708
        Other, net ...................................     (17,022)      (4,347)
                                                         ---------    ---------

            Net cash provided by operating activities       82,075      119,162
                                                         ---------    ---------

Cash flows from investing activities:
    Capital expenditures .............................     (25,818)     (19,757)
    Change in restricted cash equivalents, net .......     (12,398)        (102)
    Purchase of Tremont Corporation common stock .....        --        (26,040)
    Proceeds from disposition of:
       Property and equipment ........................       2,160           91
       Marketable securities .........................        --            158
                                                         ---------    ---------


            Net cash used by investing activities ....     (36,056)     (45,650)
                                                         ---------    ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)




                                                            1999         2000
                                                         ---------    ---------

Cash flows from financing activities:
    Indebtedness:
       Borrowings ....................................   $  56,271    $    --
       Principal payments ............................     (93,278)     (29,034)
    Dividends paid ...................................      (5,442)     (22,721)
    Treasury stock purchased .........................        --        (29,180)
    Other, net .......................................         199        1,575
                                                         ---------    ---------

        Net cash used by financing activities ........     (42,250)     (79,360)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities        3,769       (5,848)
        Currency translation .........................      (2,022)      (3,312)
    Balance at beginning of period ...................     154,953      134,224
                                                         ---------    ---------

    Balance at end of period .........................   $ 156,700    $ 125,064
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $  19,700    $  16,428
    Income taxes, net ................................       3,638       18,838




          See accompanying notes to consolidated financial statements.
                                      - 9 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At September 30, 2000, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock. At September 30, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 79% of Tremont's outstanding common stock. See Note 5.

        The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2000 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended September 30, 1999 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

        The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact of adopting SFAS No. 133, if any, has not been determined but will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities, including derivatives embedded in nonderivative host contacts. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued, acquired or not substantially modified prior to January 1, 1999.

        The Company will adopt the SEC's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The impact on the Company of adopting SAB No. 101, if any, has not yet been determined, in part because the Company is studying additional guidance on SAB No. 101 recently issued by the SEC. If the impact of adopting SAB No. 101 is material, the Company will adopt SAB No. 101 retroactively to the beginning of 2000, and previously reported results of operations for the first three quarters of 2000 would be restated.

        The Company generally undertakes planned major maintenance activities several times each year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of goods sold.

Note 2 - Earnings per share:

        Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business segment information:

        The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2.

                                           Three months ended          Nine months ended
                                              September 30,              September 30,
                                          ----------------------    ----------------------
                                             1999        2000         1999        2000
                                          ---------    ---------    ---------    ---------
                                                              (In thousands)

Net sales .............................   $ 242,621    $ 242,309    $ 676,758    $ 724,444
Other income, excluding corporate .....       1,146        1,404       11,748        5,518
                                          ---------    ---------    ---------    ---------
                                            243,767      243,713      688,506      729,962

Cost of sales .........................     181,745      159,021      496,564      482,319
Selling, general and administrative,
   excluding corporate ................      27,263       27,181       82,086       81,154
                                          ---------    ---------    ---------    ---------

        Operating income ..............      34,759       57,511      109,856      166,489

General corporate income (expense):
    Securities earnings, net ..........       1,696        2,494        4,841       11,602
    Litigation settlement gain, net and
      other income ....................       1,125        1,008        3,451       46,232
    Corporate expense .................      (4,856)      (6,791)     (15,674)     (23,040)
    Interest expense ..................      (9,060)      (7,717)     (28,137)     (23,470)
                                          ---------    ---------    ---------    ---------
        Income before income taxes and
          minority interest ...........   $  23,664    $  46,505    $  74,337    $ 177,813
                                          =========    =========    =========    =========


Note 4 - Inventories:


                                                    December 31,   September 30,
                                                       1999            2000
                                                    ------------   -------------
                                                          (In thousands)

Raw materials ............................           $ 54,861           $ 38,738
Work in process ..........................              8,065              7,335
Finished products ........................            100,824             77,925
Supplies .................................             27,434             24,594
                                                     --------           --------

                                                     $191,184           $148,592
                                                     ========           ========

Note 5 - Marketable securities:

                                                      December 31,   September 30,
                                                          1999           2000
                                                      ------------   -------------
                                                             (In thousands)
Available-for-sale marketable equity securities:
    Unrealized gains ...........................        $  6,700         $ 14,195
    Unrealized losses ..........................          (2,304)          (5,678)
    Cost .......................................          10,659           36,618
                                                        --------         --------

        Aggregate fair value ...................        $ 15,055         $ 45,135
                                                        ========         ========

        The Company purchased 500,000 shares of Tremont's common stock in market transactions in each of the first and third quarters of 2000 for $9.5 million and $16.5 million, respectively. At September 30, 2000, the Company held approximately 17% of Tremont's outstanding common stock and 1% of Valhi's outstanding common stock. The Company accounts for investments in parent companies as "available-for-sale" marketable securities carried at fair value.

Note 6 - Other noncurrent assets:


                                                     December 31,  September 30,
                                                        1999            2000
                                                     ------------  -------------
                                                           (In thousands)

Deferred financing costs, net ..............            $2,278            $1,828
Other ......................................             3,132             2,402
                                                        ------            ------

                                                        $5,410            $4,230
                                                        ======            ======

Note 7 - Accounts payable and accrued liabilities:


                                                     December 31,  September 30,
                                                        1999           2000
                                                     ------------  -------------
                                                          (In thousands)

Accounts payable ...........................          $ 56,597          $ 46,770
                                                      --------          --------
Accrued liabilities:
    Environmental costs ....................            47,228            62,007
    Employee benefits ......................            35,243            31,726
    Interest ...............................             6,761            13,339
    Deferred income ........................             4,000             4,000
    Other ..................................            40,531            45,078
                                                      --------          --------

                                                       133,763           156,150
                                                      --------          --------

                                                      $190,360          $202,920
                                                      ========          ========

Note 8 - Other noncurrent liabilities:

                                                     December 31,  September 30,
                                                        1999           2000
                                                     ------------  -------------
                                                          (In thousands)

Environmental costs ............................         $64,491         $48,295
Insurance claims and expenses ..................          11,688          10,295
Employee benefits ..............................           7,816           7,801
Deferred income ................................           8,333           5,333
Other ..........................................           1,493             882
                                                         -------         -------

                                                         $93,821         $72,606
                                                         =======         =======

Note 9 - Notes payable and long-term debt:


                                                             December 31,  September 30,
                                                                1999           2000
                                                             ------------  -------------
                                                                     (In thousands)

Notes payable - Kronos (euro 56,511 and
    euro 25,565, respectively) .......................        $ 57,076        $ 22,622
                                                              ========        ========

Long-term debt:
    NL Industries, Inc.  - 11.75% Senior Secured Notes        $244,000        $244,000
    Kronos ...........................................             478             256
                                                              --------        --------

                                                               244,478         244,256

Less current maturities ..............................             212             151
                                                              --------        --------

                                                              $244,266        $244,105
                                                              ========        ========

Note 10 - Income taxes:

        The difference between the income tax benefit (expense) attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                             Nine months ended
                                                               September 30,
                                                           ----------------------
                                                             1999          2000
                                                           --------      --------
                                                               (In thousands)

Expected tax expense .................................     $(26,018)     $(62,235)
Non-U.S. tax rates ...................................       (5,674)        3,917
Resolution of German income tax audits ...............       36,490          --
Change in valuation allowance:
    Corporate restructuring in Germany and other .....       77,580          --
    Change in German income tax law ..................      (24,070)         --
    Recognition of certain deductible tax attributes
      which previously did not meet the
      "more-likely-than-not" recognition criteria ....       12,335         2,116
Incremental tax on income of companies not included in
  NL's consolidated U.S. federal income tax return ...       (2,049)       (1,015)
U.S. state income taxes ..............................          759          (691)
Other, net ...........................................        1,480          (935)
                                                           --------      --------

      Income tax benefit (expense) ...................     $ 70,833      $(58,843)
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

        A reduction in the German "base" income tax rate from 30% to 25% was enacted in October 2000, to be effective January 1, 2001. The reduction in the German income tax rate is expected to result in approximately $5 million of additional income tax expense in the fourth quarter of 2000 due to a reduction of the Company's deferred income tax asset related to certain German tax attributes. The Company does not expect its future current income tax expense to be affected by the rate change in Germany.

Note 11 - Other income, net:


                                           Three months ended           Nine months ended
                                               September 30,               September 30,
                                          ----------------------      ---------------------
                                            1999          2000          1999         2000
                                          --------      --------      --------     --------
                                                             (In thousands)

Securities earnings:
    Interest and dividends ..........     $  1,696      $  2,417      $  4,841     $  5,972
    Securities transactions .........         --              77          --          5,630
                                          --------      --------      --------     --------
                                             1,696         2,494         4,841       11,602
Currency transaction gains, net .....          894           602         8,735        4,256
Litigation settlement gain, net .....         --            --            --         43,000
Noncompete agreement income .........        1,000         1,000         3,000        3,000
Disposition of property and equipment         (242)         (271)          705       (1,219)
Trade interest income ...............          360           648         1,665        1,475
Other, net ..........................          259           433         1,094        1,238
                                          --------      --------      --------     --------

                                          $  3,967      $  4,906      $ 20,040     $ 63,352
                                          ========      ========      ========     ========

        The Company recognized a $43 million net gain from a June 2000 settlement with one of the Company's two principal former insurance carriers. The gain is net of $2 million in commissions. The settlement resolved with that carrier a court proceeding that the Company initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. In July 2000, proceeds from the settlement were transferred by the carrier to a special purpose trust established to pay future remediation and other environmental expenditures of the Company. At September 30, 2000, restricted cash equivalents include $45.6 million held by the special purpose trust.

        In the second quarter of 2000, the Company received 389,691 shares of common stock pursuant to the demutualization of an insurance company from which the Company had purchased certain insurance policies. The Company recognized a $5.6 million securities gain based on the insurance company's initial public offering price of $14-1/4 per share. The shares were placed in a Voluntary Employees' Beneficiary Association trust, the assets of which may only be used to pay for certain retiree benefits. The Company accounted for the $5.6 million contribution of the insurance company's common stock to the trust as a reduction of its accrued postretirement benefits cost liability. The shares were sold by the trust in the second quarter of 2000 for $7.8 million or $20 per share.

Note 12 - Commitments and contingencies:

        For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 -"Legal Proceedings," (iii) the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, and (iv) the 1999 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

                                      Three months ended     %       Nine months ended    %
                                         September 30,     Change       September 30,   Change
                                      ------------------   ------    -----------------  -------
                                        1999      2000                1999      2000
                                        ----      ----                ----      ----
                                        (In millions)                  (In millions)

Net sales and operating income
  Net sales ........................    $242.6   $242.3      n/c     $676.8    $724.4     +7%
  Operating income .................     $34.8    $57.5     +65%     $109.9    $166.5    +52%
  Operating income margin percentage       14%      24%                 16%       23%

TiO2 operating statistics
  Percent change in average selling
    prices (in billing currencies) .                        +10%                          +5%

  Production volume (metric tons
    in thousands) ..................        99      113     +14%        299       329    +10%

  Production rate as a percent of
    capacity .......................       90%     Full                 91%      Full

  Sales volume (metric tons in
    thousands) .....................       117      113      -4%        317       343     +8%


        Kronos' operating income in the third quarter of 2000 increased $22.7 million or 65% from the comparable period in 1999 due to higher average selling prices in billing currencies and higher production volume, partially offset by lower sales volume. Kronos' operating income in the first nine months of 2000 increased from the comparable period in 1999 primarily due to higher average selling prices in billing currencies and higher production and sales volumes.

        Average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) during the third quarter of 2000 were 10% higher than in the third quarter of 1999 and were 3% higher than in the second quarter of 2000. Average selling prices in billing currencies at the end of the third quarter were slightly higher than the average during the quarter. Kronos' prices were up in all major regions from the third quarter of 1999 with the greatest improvement being realized in the European and export markets. Compared to the second quarter of 2000, prices were 5% higher in Europe and 4% higher in the export markets. Prices were flat in North America versus the second quarter of 2000. Average selling prices in billing currencies for the first nine months of 2000 were 5% higher than the first nine months of 1999 with increases in all major regions. The Company expects average selling prices during the fourth quarter of 2000 will be slightly higher than in the third quarter of 2000.

        Kronos' third-quarter 2000 sales volume was at near record third-quarter levels and decreased 4% from the third quarter of 1999 and 6% from the second quarter of 2000. Sales volume in the first nine months of 2000 was 8% higher than the first nine months of 1999. Although Kronos believes its TiO2 sales volume for the fourth quarter of 2000 will be lower than the record sales volume in the fourth quarter of 1999, Kronos anticipates its TiO2 sales volume for full-year 2000 will be higher than that of 1999.

        The Company's third-quarter 2000 production volume was 14% higher than the comparable 1999 period with operating rates near full capacity in 2000 compared to 90% in the third quarter of 1999. Kronos' production volume in the first nine months of 2000 was 10% higher than the comparable 1999 period with operating rates near full capacity in 2000 compared to 91% capacity utilization in the first nine months of 1999. Finished goods inventory levels at the end of September remained even with June 2000 levels representing about 1.5 months of sales in inventory.

        The Company's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. The Company expects Kronos' production capacity will be increased by approximately 25,000 metric tons primarily at its chloride facilities, with only moderate capital expenditures, bringing Kronos' capacity to approximately 465,000 metric tons by 2002. Kronos expects to produce more in 2000 than the record 434,000 metric tons it produced in 1998.

        Kronos expects its full-year 2000 operating income will be higher than 1999 primarily because of higher average selling prices in billing currencies, higher production and sales volumes and its continued focus on controlling costs. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

        Compared to the year-earlier periods, cost of sales as a percentage of net sales decreased in the three and nine months ended September 2000 primarily due to higher average selling prices in billing currencies and higher production volume.

        Excluding the effects of foreign currency translation, which reduced the Company's selling, general and administrative expenses ("SG&A") in the three and nine months ended September 2000 compared to the year-earlier periods, SG&A, excluding corporate expenses, increased in the third quarter of 2000 due to higher variable compensation expense and increased in the first nine months of 2000 due to higher distribution expenses associated with higher sales volume in the first nine months of 2000.

        A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased the dollar value of sales for the third quarter and first nine months of 2000 by a net $16 million and $47 million, respectively, when compared to the year-earlier periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling prices in U.S. dollars for the third quarter of 2000 increased 4% from the third quarter of 1999. Kronos' average selling prices in U.S. dollars for the first nine months of 2000 decreased 1% from the first nine months of 1999. Kronos' operating costs that are not denominated in U.S. dollars were also lower when translated to U.S.
dollars in the third quarter and first nine months of 2000 compared to the year-earlier periods and, accordingly, Kronos' average cost per metric ton in U.S. dollar terms were lower in the third quarter and first nine months of 2000 compared to the same periods last year. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins at the Company's non-U.S. subsidiaries on their export sales. This helps to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the third quarter and first nine months of 2000, excluding the second-quarter 1999 $5.3 million foreign currency transaction gain, was not significant when compared to the year-earlier periods.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).


                            Three months ended                     Nine months ended
                               September 30,        Difference       September 30,        Difference
                           --------------------     ----------     ------------------     ----------
                             1999         2000                     1999          2000
                             ----         ----                     ----          ----
                                                           (In millions)

Securities earnings        $   1.7      $   2.5      $    .8      $   4.8      $  11.6      $   6.8
Corporate income ...           1.1          1.0          (.1)         3.5         46.2         42.7
Corporate expense ..          (4.8)        (6.8)        (2.0)       (15.8)       (23.0)        (7.2)
Interest expense ...          (9.1)        (7.7)         1.4        (28.1)       (23.5)         4.6
                           -------      -------      -------      -------      -------      -------

                           $ (11.1)     $ (11.0)     $    .1      $ (35.6)     $  11.3      $  46.9
                           =======      =======      =======      =======      =======      =======


        Securities earnings in 2000 includes a second-quarter $5.6 million securities gain related to common stock received from the demutualization of an insurance company from which the Company had purchased certain insurance policies. Corporate income in 2000 includes a second-quarter $43 million net gain from a settlement with a former insurance carrier. See Note 11 to the Consolidated Financial Statements.

        Corporate expense was higher in the third quarter of 2000 primarily due to higher legal expenses. Corporate expense was higher in the first nine months of 2000 primarily due to higher legal expenses and higher environmental remediation accruals.

        Interest expense in the third quarter and first nine months of 2000 decreased 15% and 17%, respectively, from the comparable periods in 1999 primarily due to reduced levels of outstanding euro- denominated debt. As a result, the Company expects its full-year 2000 interest expense will be lower than 1999.

  Provision for income taxes

        The Company reduced its deferred income tax valuation allowance by $12.3 million in the first nine months of 1999 and $2.1 million in the first nine months of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. See Note 10 to the Consolidated Financial Statements for a description of the Company's previously reported $90 million noncash net income tax benefit recognized in the second quarter of 1999.

  Other

        Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

        The  Company's   condensed   consolidated  cash  flows  from  operating,
investing and financing activities for the nine months ended September 30, 1999 and 2000 are presented below.

                                                              Nine months ended
                                                                September 30,
                                                              ------------------
                                                               1999       2000
                                                               ----       ----
                                                                 (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities .........    $ 87.8     $123.2
        Changes in assets and liabilities ................      (5.7)      (4.0)
                                                              ------     ------
                                                                82.1      119.2
    Investing activities .................................     (36.1)     (45.6)
    Financing activities .................................     (42.2)     (79.4)
                                                              ------     ------

       Net cash provided (used) by operating, investing,
        and financing activities .........................    $  3.8     $ (5.8)
                                                              ======     ======


  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the first nine months of 2000 increased from the comparable period in 1999 primarily due to higher operating income, partially offset by higher current tax expense and lower cash distributions from the Company's TiO2 manufacturing joint venture. Changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) provided $2.2 million of cash in the first nine months of 1999 primarily due to reductions in inventory levels and used $2.3 million of cash in the first nine months of 2000 primarily due to increases in receivables.

  Investing activities

        The Company purchased 500,000 shares of Tremont's common stock in market transactions in each of the first and third quarters of 2000 for $9.5 million and $16.5 million, respectively. See Notes 1 and 5 to the Consolidated Financial Statements. In the first nine months of 1999, the Company collateralized letters of credit with $12.4 million of the Company's cash, and classified such amounts as current restricted cash equivalents.

  Financing activities

        In the second and third quarters of 2000 the Company repaid euro 17.9 million ($16.7 million when paid) and euro 13.0 million ($12.2 million when paid), respectively, of its euro-denominated short-term debt with cash flow from operations.

        In the third quarter of 2000 the Company paid a regular quarterly dividend of $.15 per share to shareholders aggregating $7.6 million, and dividends paid during the first nine months of 2000 totaled $.45 per share or $22.7 million. In October 2000, the Company's Board of Directors increased the regular quarterly dividend to $.20 per share and declared a dividend to shareholders of record as of December 13, 2000 to be paid on December 27, 2000.

        Pursuant to its share repurchase programs, the Company purchased 668,000 shares of its common stock at an aggregate cost of $15.2 million in the third quarter of 2000 and 1,595,000 shares at an aggregate cost of $29.2 million in the first nine months of 2000. An additional 87,000 shares at an aggregate cost of $1.7 million were purchased in October 2000.

  Cash, cash equivalents, restricted cash equivalents and borrowing availability

        At September 30, 2000, the Company had cash and cash equivalents aggregating $125 million ($70 million held by non-U.S. subsidiaries) and an additional $63 million of restricted cash equivalents. The Company's subsidiaries had $38 million available for borrowing at September 30, 2000 under existing non-U.S. credit facilities.

  Income tax contingencies

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest.

        The Company has received tax assessments from the Norwegian tax authorities proposing tax deficiencies of NOK 30 million ($3 million at September 30, 2000) relating to 1994 and 1996. The Company is currently litigating the primary issue related to the 1994 assessment in a Norwegian appeals court, and the Company believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. The Company has granted a lien for the 1994 and 1996 tax assessments on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

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

  Environmental matters and litigation

        The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($110 million at September 30, 2000) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $170 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the June 2000 settlement discussed below. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

        In June 2000 the Company settled a lawsuit with one of its two principal former insurance carriers. The Company had sought reimbursement from the insurance carrier for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. In July 2000 proceeds of $45 million from the settlement were transferred by the carrier to a special purpose trust established to pay future remediation and other environmental expenditures of the Company. The Company is continuing to pursue similar claims with other insurance carriers.

  Lead pigment litigation

        The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of governmental entities. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage and bills which would revive actions barred by the statute of limitations. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

  Other

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

  Special note regarding forward-looking statements

        The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic conditions, global productive capacity, customer inventory levels, changes in raw material, energy and other operating costs, changes in product pricing, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation, and other risks and uncertainties included in this Quarterly Report and in the 1999 Annual Report, and the uncertainties set forth from time to time in the Company's other public reports and filings. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to update any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the 1999 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 for descriptions of certain previously reported legal proceedings.

           City of New York, et al. v. Lead Industries Association, et al. (No. 89-4617). In September 2000 the First Department denied plaintiffs' appeal of the trial court's denial of plaintiffs' motion for summary judgment on the market share issue.

           Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). Plaintiffs have filed a notice of appeal.

           Sabater, et al. v. Lead Industries Association, et al. (No. 25533/98). In October 2000 defendants filed a third-party complaint against the Federal Home Loan Mortgage Corporation (FHLMC), and FHLMC removed the case to federal court in the Southern District of New York.

           Cofield, et al. v. Lead Industries Association, et al. (No. 24-C-99004491). In August 2000 the federal court dismissed the fraud, indemnification, and nuisance claims, and remanded the case to Maryland state court.

           Spring Branch Independent School District v. Lead Industries Association, et al. (No. 2000- 31175) and Houston Independent School District v. Lead Industries Association, et al. (No. 2000-33725). In October 2000 the Company filed answers in both cases denying all allegations of wrongdoing and liability.

           Lewis et al. v. Lead Industries Association, et al. (No. 00CH09800). In October 2000 defendants moved to dismiss all claims. Briefing is not yet completed.

           In October 2000 the Company was served with a complaint filed in California state court. Carletta Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages for injuries alleged to be due to ingestion of paint containing lead in their residence. Defendants are the Company, the Lead Industries Association, and nine other companies sued as former manufacturers of lead paint. Plaintiffs allege claims for negligence, strict products liability, concert of action, market share liability, and intentional tort. The Company intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

           Batavia, New York Landfill. In September 2000 the Company finalized the previously reported consent decree allocating cleanup costs at this site among the PRPs. The Company's expected costs pursuant to the consent decree are within previously accrued amounts.

        In August and September 2000 the Company and one of its subsidiaries, NLO, Inc. ("NLO"), were named as defendants in four lawsuits filed in federal court in the western district of Kentucky against the Department of Energy ("DOE") and a number of other defendants alleging that nuclear material supplied by, among others, the Feed Material Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, caused injury to employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each of the cases listed below, the Company believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as it has in several previous cases relating to management of the FMPC, and has so advised the DOE. Answers in the four cases have not been filed; the Company and NLO intend to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

* In Rainer, et al. v. E.I. du Pont de Nemours, et al., ("Rainer I") No. 5:00CV-223-J, plaintiffs purport to represent a class of former employees at the PGDP and members of their households and seek actual and punitive damages of $5 billion each for alleged negligence, infliction of emotional distress, ultra-hazardous activity/strict liability and strict products liability.

* In Rainer, et al. v. Bill Richardson, et al., No. 5:00CV-220-J, plaintiffs purport to represent the same classes regarding the same matters alleged in Rainer I, and allege a violation of constitutional rights and seek the same recovery sought in Rainer I.

* In Dew, et al. v. Bill Richardson, et al., No. 5:00CV00221R, plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and misrepresentation, infliction of emotional distress, negligence, ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel.

* In Shaffer, et al. v. Atomic Energy Commission, et al., No. 5:00CV00307M, plaintiffs purport to represent classes of PGDP employees and household members, subcontractors at PGDP, and landowners near the PGDP and seek actual and punitive damages of $1 billion each and medical monitoring for the same counts alleged in Dew.

        In October 2000 the Company was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., No. 49DO20010CT001423, filed in superior court in Marion County, Indiana, on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by the Company in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination. The time for the Company to file its answer has not yet expired. The Company intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                27.1 - Financial Data Schedule for the nine-month period ended September 30, 2000.

        (b)     Reports on Form 8-K

                Reports on Form 8-K for the quarter ended September 30, 2000 and through the date of this report:

                  July 18,  2000 - reported  Items 5 and 7.
                  October  18, 2000 - reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     NL INDUSTRIES, INC.
                                             -----------------------------------
                                                        (Registrant)



Date:  November 10, 2000                By   /s/ Susan E. Alderton
------------------------                     -----------------------------------
                                             Susan E. Alderton
                                              Vice President and
                                              Chief Financial Officer
                                               (Principal Financial Officer)



Date:  November 10, 2000                By   /s/ Robert D. Hardy
------------------------                     -----------------------------------
                                             Robert D. Hardy
                                              Vice President and Controller
                                              (Principal Accounting Officer)