Form 10-K405
period 2000-12-31
NL INDUSTRIES INC
filed 2001-03-12
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640

                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           New Jersey                                        13-5267260
-------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

16825 Northchase Drive, Suite 1200, Houston, Texas           77060-2544
--------------------------------------------------           ----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (281)  423-3300
                                                       ---------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                   which registered
------------------------------                         ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 2001 approximated $191 million.

There were 50,086,684 shares of common stock outstanding at March 9, 2001.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information.

        The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Industry," "Products and operations," "Manufacturing process and raw materials," "Competition," "Patents and Trademarks," "Foreign Operations," and "Regulatory and Environmental Matters," all contained in Item 1. Business; (ii) under the captions "Lead pigment litigation," "Environmental matters and litigation," and "Other Litigation," all contained in Item 3. Legal Proceedings; (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and (iv) under the captions "Currency exchange rates," "Marketable equity security prices," and "Other," all contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

        Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation, and other risks and uncertainties included in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to update any forward-looking statements whether as a result of new information, future events or otherwise.

                                            PART I

ITEM 1.        BUSINESS

General

        NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its continuing operations through its principal wholly owned subsidiary, Kronos, Inc. Kronos is the world's fifth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 2000. Approximately one-half of Kronos' 2000 sales volume was in Europe, where Kronos is the second largest producer of TiO2. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

        The Company's primary objective is to maximize total shareholder return. The Company has taken a number of steps towards achieving its objective, including (i) increasing its regular quarterly dividend to $.20 per share, (ii) controlling costs, (iii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, and (iv) improving its capital structure. The Company periodically considers mergers or acquisitions within the chemical industry and acquisitions of additional TiO2 production capacity to meet its objective.

Industry

        Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

        Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling price on a billing currency basis increased from the preceding quarter during each quarter of 2000, continuing the upward trend in prices that began in the fourth quarter of 1999. Industry-wide demand for TiO2 was strong throughout most of 2000, but weakened in the fourth quarter of 2000. The Company believes that the weaker demand in the fourth quarter was due to a softening worldwide economy and customers reducing inventory levels.

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

Products and operations

        TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

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

        Kronos currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

        Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. Kronos' manufacturing facilities are located in Germany, Canada, Belgium and Norway and Kronos owns a one-half interest in a TiO2 manufacturing joint venture located in Louisiana, U.S.A. Kronos has sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2000 TiO2 sales were to Europe, with 37% to North America and the balance to export markets.

        Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used as a feedstock by sulfate-process TiO2 plants) and has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

Manufacturing process and raw materials

        TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is `finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

        Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2000, chloride-process production facilities represented almost 60% of industry capacity.

        Kronos produced a record 441,000 metric tons of TiO2 in 2000, compared to 411,000 metric tons produced in 1999 and its previous record 434,000 metric tons in 1998. Kronos' average production capacity utilization rate in 2000 was near full capacity, up from 93% in 1999, primarily due to the Company's decision to return to higher production levels to meet strengthening demand after curtailing production volume at the beginning of the first quarter of 1999 to manage inventory levels. Kronos believes its current annual attainable production capacity is approximately 450,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). The Company expects its production capacity will be increased by approximately 15,000 metric tons primarily at its chloride facilities, with moderate capital expenditures, bringing Kronos' capacity to approximately 465,000 metric tons during 2002.

        The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock derived from beach sand ilmenite, natural rutile ore, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States.

        Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), a 51%-owned subsidiary of Rio Tinto plc (U.K.), under a long-term supply contract that expires at the end of 2003. Natural rutile ore is purchased primarily from Iluka Resources, Inc. (Australia), a wholly owned subsidiary of Westralian Sands Limited (Australia), under a long-term supply contract that expires at the end of 2005. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

        The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and beach sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2000. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag from Q.I.T. Fer et Titane Inc. (Canada), a wholly owned subsidiary of Rio Tinto, under a long-term supply contract which expires in 2003.

        Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock. Should Kronos' vendors not be able to meet their contractual obligations or should Kronos be otherwise unable to obtain necessary raw materials, the Company may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on the Company's financial position, results of operations or liquidity.

TiO2 manufacturing joint venture

        Subsidiaries of Kronos and Huntsman ICI Holdings ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Huntsman (the "Partners") pursuant to separate offtake agreements.

        A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

        The manufacturing joint venture operates on a break-even basis and, accordingly, the Company reports no equity in earnings of the joint venture. Kronos' cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. Kronos' share of the joint venture's interest expense in 1998 was reported as a component of interest expense. Kronos' share of all other net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold.

Competition

        The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2000 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

        Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. Kronos' five largest competitors have estimated individual shares of TiO2 production capacity ranging from 23% to 5%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor. In 2000 Kerr-McGee acquired Kemira Pigments Oy's TiO2 businesses in the Netherlands and the U.S.

        Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in the Company's experience. No greenfield plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors debottleneck existing plants. Based on the factors described under the caption "Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 over the next three to five years.

        No assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to the Company's expectations. If actual developments differ from the Company's expectations, the Company and the TiO2 industry's performance could be unfavorably affected.

Discontinued operations

        On January 30, 1998, the Company sold its specialty chemicals business for $465 million. The Company has reported its specialty chemicals business as discontinued operations.

Research and Development

        The Company's expenditures for research and development and certain technical support programs, excluding discontinued operations, have averaged approximately $6 million annually during the past three years. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

Patents and Trademarks

        Patents held for products and production processes are believed to be important to the Company and to the continuing business activities of Kronos. The Company continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.

        The Company's major trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

Foreign Operations

        The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating $316 million at December 31, 2000. Net property and equipment in the U.S., including 50% of the property and equipment of the TiO2 manufacturing joint venture, was $140 million at December 31, 2000. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $639 million of the Company's 2000 consolidated sales were to non-U.S. customers, including $106 million to customers in areas other than Europe and Canada. Sales to customers in the U.S. aggregated $283 million in 2000. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

Customer Base and Seasonality

        The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for 24% of net sales in 2000. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters.

Employees

        As of December 31, 2000, the Company employed approximately 2,500 persons, excluding the joint venture employees, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 manufacturing joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

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

        The Company has a contract with a third party to treat certain effluents of its German sulfate-process plants. Either party may terminate the contract after giving four years advance notice with regard to its Nordenham, Germany plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen, Germany plant.

        The Company completed in 2000 an $8 million landfill expansion for its Belgian plant which is expected to provide the plant with twenty years of storage space for neutralized chloride-process solids.

        The Company's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $6 million in 2001 and $5 million in 2002.

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

Principal Shareholders

        At December 31, 2000, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock. At December 31, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and a subsidiary of Valhi and NL held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

ITEM 2.        PROPERTIES

        Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. The Company also owns a slurry plant in Lake Charles, Louisiana. The

Company's Fredrikstad TiO2 plant has a lien on it that secures a claim by Norwegian tax authorities, pending resolution of certain tax litigation. See Notes 9 and 12 to the Consolidated Financial Statements.

        Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement have certain restrictions regarding Kronos' ability to transfer ownership or use of the Leverkusen facility.

        All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

        The Company has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K.

ITEM 3.        LEGAL PROCEEDINGS

Lead pigment litigation

        The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. The Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and other manufacturers are responsible for personal injury, property damage and governmental expenditures allegedly associated with the use of lead pigments. The Company is vigorously defending such litigation. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In this regard, the Company is aware that the City Council of the City of Milwaukee, Wisconsin has authorized the filing of litigation against former lead pigment manufacturers. While the suit has not yet been filed, the Company believes that the suit may seek to recover costs associated with diagnosing and treating children who have been exposed to lead-based paint and the cost of abating lead-based paint in the City's public housing. In addition, it is possible that other governmental entities may take similar action in the future.

        In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

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

        In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991 the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992 defendants appealed the denial. In May 1993 the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994 the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs appealed. In June 1996 the Appellate Division reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims, reinstating those claims. In December 1998 plaintiffs moved for partial summary judgment on their claims of market share, alternative liability, enterprise liability, and concert of action. In February 1999 plaintiffs New York City and New York City Health and Hospital Corporation dismissed with prejudice all their claims and were no longer parties to the case. Also in February 1999 the New York City Housing Authority dismissed with prejudice all of its claims except for claims for damages relating to two housing projects. In September 1999 the trial court denied the plaintiffs' motions for summary judgment on market share and conspiracy issues and denied defendants' April 1999 motion for summary judgment on statute of limitations grounds. In September 2000 the First Department denied plaintiffs' appeal of the trial court's denial of plaintiffs' motion for summary judgment on the market share issue. Discovery is proceeding.

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

        In November 1993 the Company was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In June 1998 defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999 the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim. In May 1999 defendants appealed the denial of their motion to dismiss the market share liability claim. The Fourth Department intermediate appellate court in December 1999 reversed the trial court and dismissed the market share claim. The case was remanded to the trial court for further proceedings on the remaining claims and in June 2000 the trial court dismissed all remaining claims. Plaintiffs have filed a notice of appeal.

        In April 1997 the Company was served with a complaint in Parker v. NL Industries, et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife, seek compensatory and punitive damages from the Company, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud, for plaintiff's alleged ingestion of lead paint as a child. In February 1998 the Court dismissed the fraud claim. In June 2000, following a two-week trial, the jury returned a verdict for the Company. Plaintiffs have abandoned their appeal.

        In December 1998 the Company was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all children and mothers similarly situated in New York City. The complaint alleges against the Company, the LIA, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance, and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. In February 2000 the trial court granted defendants' motions to dismiss the product defect, express warranty, nuisance and consumer fraud statute claims. In October 2000 defendants filed a third-party complaint against the Federal Home Loan Mortgage Corporation (FHLMC), and FHLMC removed the case to federal court in the Southern District of New York and moved to dismiss the claims. Plaintiffs have moved to remand the case to state court.

        In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the Company and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages. Plaintiff alleges strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, and enterprise liability causes of action against the Company, seven other alleged former manufacturers of lead products contained in paint, and the LIA. In January 2000 the Company filed an answer denying all wrongdoing and liability. In June 2000 the trial court granted defendants' January 2000 motion to dismiss the product defect and Wisconsin consumer protection statute claims. Discovery is proceeding.

        In October 1999 the Company was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Rhode Island, by and through its Attorney General, seeks compensatory and punitive damages for medical, school, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and screening programs. Plaintiff seeks judgments of joint and several liability against the Company, seven other companies alleged to have manufactured lead products in paint, and the LIA. Plaintiffs allege public nuisance, violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, civil conspiracy, unjust enrichment, indemnity, and equitable relief to protect children. In January 2000 defendants moved to dismiss all claims. The court has not ruled.

        In October 1999 the Company was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of nonrental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that the Company, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, strict liability/defective design, strict liability/failure to warn, nuisance, indemnification, fraud and deceit, conspiracy, concert of action, aiding and abetting, and enterprise liability. Plaintiffs seek damages in excess of $20,000 per household. In October 1999 defendants removed the case to Maryland federal court. In February 2000 defendants moved to dismiss the design defect, fraud and deceit, indemnification and nuisance claims. In March 2000 the Federal trial court (No. MJG-99-3277) denied plaintiffs' motion to remand to State Court. In April 2000 defendants filed an additional motion to dismiss all claims for lack of product identification. In August 2000 the federal court dismissed the fraud and deceit, indemnification, and nuisance claims, and remanded the case to Maryland state court. In August 2000 plaintiffs also filed a third amended complaint, with the case renamed Young, et al. v. Lead Industries, Association, et al.. In November 2000 defendants filed motions to dismiss all remaining claims except conspiracy and aiding and abetting. The court has not ruled. Class discovery is proceeding.

        In October 1999 the Company was served with a complaint in Smith, et al.
v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, six minors, each seek compensatory damages of $5 million and punitive damages of $10 million. Plaintiffs allege that the Company, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, strict liability/ failure to warn, and strict liability/defective design. In October 1999 defendants removed the case to Maryland federal court and in November 1999 the case was remanded to state court. In February 2000 the Company answered the complaint and denied all wrongdoing and liability, and all defendants filed motions to dismiss the product defect and fraud and deceit claims. In June 2000 defendants moved to dismiss all claims for lack of product identification. The court has not ruled.

        In February 2000 the Company was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). The City of St. Louis seeks compensatory and punitive damages for its expenses discovering and abating lead, detecting lead poisoning and providing medical care, educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the Company, eight other companies alleged to have manufactured lead products for paint, and the LIA. Plaintiff alleges claims of public nuisance, product liability, negligence, negligent misrepresentation, fraudulent misrepresentation, civil conspiracy, unjust enrichment, and indemnity. In March 2000 defendants removed the case to Missouri federal court. In April 2000 plaintiff filed a motion to remand to State Court and an amended complaint seeking to add additional Missouri defendant residents. In May 2000 defendants moved to dismiss all claims. The court has not ruled.

        In April 2000 the Company was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies). The County seeks from defendants, eight present or former pigment or paint manufacturing companies and the LIA, compensatory damages for funds the plaintiffs have expended for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Plaintiff alleges causes of action for violations of the California Business and Professions Code, strict product liability, negligence, fraud and concealment, unjust enrichment, and indemnity, and includes market share liability allegations. Defendants filed demurrers to the original complaint in August 2000 and to the first amended complaint in October 2000. In December 2000 the Court dismissed all claims except the claim for fraud, but granted plaintiffs leave to amend. The plaintiffs filed a second amended complaint in January 2001 that included as plaintiffs: Santa Cruz, Solano, Alameda, San Francisco, and Kern counties; the cities of San Francisco and Oakland; the Oakland and San Francisco unified school districts and housing authorities; and the Oakland Redevelopment Agency. The second amended complaint omits indemnification and unjust enrichment claims, but adds public and private nuisance claims.

        In June 2000 two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred due to the presence of lead-based paint in their buildings from the Company, the LIA and seven other companies sued as former manufacturers of lead-based paint. Plaintiffs allege claims for design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, and indemnity. In October

2000 the Company filed answers in both cases denying all allegations of wrongdoing and liability. Discovery is proceeding.

        In June 2000 a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between ages six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between ages six and twenty years who lived between ages six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. The complaint seeks to hold jointly and severally liable the Company, the LIA, and seven other companies sued as former manufacturers of lead pigment and/or lead paint. Plaintiffs allege claims for negligent product design, negligent failure to warn, strict products liability, violation of the Illinois Consumer Fraud Act, fraud by omission, market share liability, civil conspiracy, concert of action, enterprise liability and alternative liability. In October 2000 defendants moved to dismiss all claims. In November 2000 plaintiffs moved to amend the complaint. Plaintiffs filed an amended complaint in January 2001.

        In October 2000 the Company was served with a complaint filed in California state court. Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages for injuries alleged to be due to ingestion of paint containing lead in their residence. Defendants are the Company, the LIA, and nine other companies sued as former manufacturers of lead paint. Plaintiffs allege claims for negligence, strict products liability, concert of action, market share liability, and intentional tort. The Company answered the complaint in December 2000 denying all allegations of wrongdoing and liability.

        In January 2001 the Company was served with a complaint in Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). The complaint seeks joint and several liability for compensatory and punitive damages from the Company, Sherwin-Williams, and four local retailers on behalf of a minor and his mother alleging injuries due to lead pigment and/or paint. The complaint alleges strict liability, negligence, and fraudulent concealment and misrepresentation claims. In February 2001 the Company removed the case to federal court. In March 2001 the Company moved to dismiss the negligence and fraudulent concealment and misrepresentation claims.

        In February 2001 the Company was served with a complaint in Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including the Company, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. The complaint asserts strict liability, negligence, fraudulent concealment and misrepresentation, and medical monitoring claims. The Company intends to deny all allegations of wrongdoing and liability.

        The Company believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

        The Company has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") sought to recover defense costs incurred in the City of New York lead pigment case and two other lead pigment cases which have since been resolved in the Company's favor. The action relating to lead paint litigation defense costs has been settled. The Company has also settled insurance coverage claims concerning environmental claims with certain of the defendants in the New Jersey environmental coverage litigation, including the Company's principal former carriers, as more fully described below. The settled claims are to be dismissed from the New Jersey litigation in accordance with the terms of the settlement agreements. The Company also continues to negotiate with several other insurance carriers with respect to possible settlement of claims that are being asserted in the New Jersey environmental litigation, although there can be no assurance that settlement agreements can be reached with these other carriers. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

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

        The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2000, the Company had accrued $110 million for those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to the Company. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, cleanup, removal and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $170 million. The Company's estimate of such liability has not been discounted to present value and the Company has not reduced its accruals for any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

        In June 2000 the Company recognized a $43 million net gain from a settlement with one of the two principal former insurance carriers, and in December 2000 the Company recognized a $26.5 million net gain from a settlement with certain members of the other principal former insurance carrier. The settlement gains are stated net of $3.1 million in commissions, and the gross settlement proceeds of $72.6 million were transferred by the carriers to special purpose trusts established to pay future remediation and other environmental expenditures of the Company. A settlement with remaining members of the second carrier group was reached in January 2001, and the Company expects to recognize a $10 million gain in the first quarter of 2001. The settlements resolved court proceedings that the Company initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures.

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

        The Company reached an agreement in 1999 with the other PRPs at a formerly owned lead smelter site in Pedricktown, New Jersey to settle the Company's liability for $6 million, of which $3.2 million has been paid as of December 31, 2000. The settlement does not resolve issues regarding the Company's potential liability in the event site costs exceed $21 million. The Company does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

        In 1998 the Company reached an agreement to settle litigation with the other PRPs at a lead smelter site in Portland, Oregon that was formerly owned by the Company. Under the agreement, the Company agreed to pay a portion of future cleanup costs. In 2000 the construction of the remediation was completed and is now in the operation and maintenance phase.

        In 2000 the Company reached an agreement with the other PRPs at the Baxter Springs subsite in Cherokee County, Kansas, to resolve the Company's liability. The Company and others formerly mined lead and zinc in the Baxter Springs subsite. Under the agreement, the Company agreed to pay a portion of the cleanup costs associated with the Baxter Springs subsite. The U.S. EPA has estimated the total cleanup costs in the Baxter Springs subsite to be $5.4 million. The remedial design phase of the cleanup is underway.

        In 1996 the U.S. EPA ordered the Company to perform a removal action at a formerly owned facility in Chicago, Illinois. The Company has complied with the order and has completed the on-site work at the facility. The Company is conducting an investigation regarding potential offsite contamination.

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

        In 2000 the Company reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve the Company's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, the Company agreed to pay 40% of the future remedial construction costs, which the U.S. EPA has estimated to be approximately $11 million. Under the settlement, the Company is not responsible for costs associated with the operation and maintenance of the remedy. In connection with the settlement, the U.S. EPA waived approximately $4 million in past response costs. In addition, the Company received approximately $2 million from settling PRPs. The remedial design phase of the remedy is underway.

        In October 2000 the Company was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., No. 49DO20010CT001423, filed in superior court in Marion County, Indiana, on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by the Company in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination. In December 2000 the Company filed an answer denying all allegations of wrongdoing and liability. Discovery is proceeding.

        See Item 1.  "Business - Regulatory and Environmental Matters."

Other litigation

        The Company has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Various of these actions remain pending, including the following matters.

        In March 1997 the Company was served with a complaint in Ernest Hughes, et al. v. Owens-Corning Fiberglass, Corporation, et al., No. 97-C-051, filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. The Company has filed an answer denying the material allegations. The case has been inactive since 1998.

        In February 1999 and October 2000 the Company was served with complaints in Cosey, et al. v. Bullard, et al., No. 95-0069, and Pierce, et al. v. GAF, et al., No. 2006-150, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 1,600 plaintiffs and 275 plaintiffs, respectively, alleging injury due to exposure to asbestos and/or silica and seeking compensatory and punitive damages. The Cosey case was removed to federal court and has been transferred to the eastern district of Pennsylvania for consolidated proceedings. The Company has filed answers in both cases denying the material allegations of the complaint.

        In addition, the Company is a defendant in various asbestos cases pending in Ohio, Indiana and West Virginia on behalf of approximately 4,600 personal injury claimants.

        In August and September 2000 the Company and one of its subsidiaries, NLO, Inc. ("NLO"), were named as defendants in four lawsuits filed in federal court in the western district of Kentucky against the Department of Energy ("DOE") and a number of other defendants alleging that nuclear material supplied by, among others, the Feed Material Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, harmed employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each of the cases listed below, the Company believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has in several previous cases relating to management of the FMPC, and the Company has so advised the DOE. Answers in the four cases have not been filed. The Company and NLO have moved to dismiss Rainer I. The Company and NLO intend to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        NL's common stock is listed and traded on the New York Stock Exchange and the Pacific Exchange under the symbol "NL." As of March 9, 2001, there were approximately 6,000 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On March 9, 2001, the closing price of NL common stock according to the NYSE Composite Tape was $19.63.


                                                             Dividends
                                  High             Low       Declared
                                ---------      ----------   ----------

Year ended December 31, 1999:
  First quarter                 $14-15/16      $    8-3/4    $   .035
  Second quarter                  13-9/16          9-1/16        .035
  Third quarter                   13-5/16          11-1/8        .035
  Fourth quarter                  15-7/16           9-3/4        .035

Year ended December 31, 2000:
  First quarter                 $  16-3/8      $       13    $    .15
  Second quarter                       19          13-1/8         .15
  Third quarter                    24-3/8          15-1/2         .15
  Fourth quarter                       25        18-15/16         .20


        The Company's indenture to its Senior Notes limits the ability of the Company to pay dividends, acquire treasury shares and make other restricted payments, as defined. The aggregate amount of dividends and other restricted payments since October 1993 may not exceed 50% of the aggregate consolidated net income, as defined in the indenture, since October 1993. At December 31, 2000, $20 million was available for restricted payments including dividends, acquisition of treasury shares and affiliate stock purchases.

        In October 2000 the Company increased the regular quarterly dividend to $.20 per share and subsequently paid a $.20 per share cash dividend in the fourth quarter of 2000. On February 7, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 14, 2001 to be paid on March 28, 2001. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

        Pursuant to its share repurchase program, the Company purchased 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000 and 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999. Approximately 766,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

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


                                                                   Years ended December 31,
                                                 -------------------------------------------------------------
                                                    2000         1999        1998          1997         1996
                                                 ---------    ---------    ---------    ---------    ---------
                                                              (In millions, except per share amounts)
INCOME STATEMENT DATA:
Net sales ....................................   $   922.3    $   908.4    $   894.7    $   837.2    $   851.2
Operating income .............................       212.5        145.7        171.2         82.5         71.6
Income (loss) from continuing operations .....       155.3        159.8         89.9        (29.9)       (11.7)
Net income (loss) ............................       154.6        159.8        366.7         (9.5)        10.8

Earnings per share:
  Basic:
    Income (loss) from continuing operations .   $    3.08    $    3.09    $    1.75    $    (.58)   $    (.23)
    Net income (loss) ........................        3.07         3.09         7.13         (.19)         .21
  Diluted:
    Income (loss) from continuing operations .   $    3.06    $    3.08    $    1.73    $    (.58)   $    (.23)
    Net income (loss) ........................        3.05         3.08         7.05         (.19)         .21

Cash dividends ...............................   $     .65    $     .14    $     .09    $      --    $     .30

BALANCE SHEET DATA at year end:
Cash, cash equivalents, current marketable
 securities, current and noncurrent restricted
 cash equivalents ............................   $   207.6    $   151.8    $   163.1    $   106.1    $   114.1
Current assets ...............................       553.8        506.4        546.8        454.9        500.2
Total assets .................................     1,120.8      1,056.2      1,155.6      1,098.5      1,221.4
Current liabilities ..........................       298.0        264.8        310.7        276.7        290.3
Long-term debt including current maturities ..       196.1        244.5        357.6        744.2        829.0
Shareholders' equity (deficit) ...............       344.5        271.1        152.3       (222.3)      (203.5)

CASH FLOW DATA:
Operating activities .........................   $   139.7    $   108.3    $    45.1    $    89.2    $    16.5
Investing activities .........................       (56.2)       (38.4)       417.3        (11.1)       (68.4)
Financing activities .........................       (95.7)       (88.0)      (396.2)       (82.6)        26.6
Operating, investing and financing activities        (12.2)       (18.1)        66.2         (4.5)       (25.3)

OTHER NON-GAAP FINANCIAL DATA:
EBITDA (1) ...................................   $   286.3    $   162.5    $   187.4    $    67.6    $    90.7

OTHER DATA:
Net debt at year end (2) .....................   $    58.5    $   149.8    $   226.7    $   652.0    $   740.7
Interest expense, net (3) ....................        22.9         30.3         43.1         63.0         64.6
Cash interest expense, net (4) ...............        23.8         28.6         24.8         39.9         44.2
Capital expenditures .........................        31.1         35.6         22.4         28.2         64.2


                                                                   Years ended December 31,
                                                 -------------------------------------------------------------
                                                    2000         1999        1998          1997         1996
                                                 ---------    ---------    ---------    ---------    ---------
                                                              (In millions, except per share amounts)

TiO2 OPERATING STATISTICS:
Average selling price in billing currencies

  index (1983=100) .............................       162          153          154          133          139
Sales volumes (metric tons in thousands) .......       436          427          408          427          388
Production volume (metric tons in thousands) ...       441          411          434          408          373
Production capacity at beginning of year
  (metric tons in thousands) ...................       440          440          420          400          390
Production rate as a percentage of capacity ....      Full          93%         Full         Full          95%



(1) EBITDA, as presented, represents operating income less corporate expense, plus (i) litigation settlement gains, net, (ii) other corporate income and (iii) depreciation, depletion and amortization. EBITDA is presented as a supplement to the Company's operating income and cash flow from operations because the Company believes that EBITDA is a widely accepted financial indicator of cash flows and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income determined under generally accepted accounting principles ("GAAP") as an indicator of the Company's operating performance, or cash flows from operating, investing and financing activities determined under GAAP as a measure of liquidity. EBITDA is not intended to depict funds available for reinvestment or other discretionary uses, as the Company has significant debt requirements and other commitments. Investors should consider certain factors in evaluating the Company's EBITDA, including interest expense, income taxes, noncash income and expense items, changes in assets and liabilities, capital expenditures, investments in joint ventures and other items included in GAAP cash flows as well as future debt repayment requirements and other commitments, including those described in Notes 9, 12 and 17 to the Consolidated Financial
        Statements. The Company believes that the trend of its EBITDA is consistent with the trend of its GAAP operating income, except in (i) 1997 when EBITDA decreased and operating income increased from 1996 amounts due to a $30 million noncash charge related to the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities" and (ii) 2000 when $70 million of net litigation settlement gains are included in EBITDA and excluded from operating income, which treatment results in a higher percentage increase over 1999 for EBITDA as compared to the percentage increase over 1999 for operating income. See "Management's Discussion and Analysis" for a discussion of operating income and cash flows during the last three years and the Company's outlook. EBITDA as a measure of a company's performance may not be comparable to other companies, unless substantially all companies and analysts determine EBITDA as computed and presented herein.

(2) Net debt represents notes payable and long-term debt less cash, cash equivalents, current marketable securities and current and noncurrent restricted cash equivalents.

(3) Interest expense, net represents interest expense less general corporate interest and dividend income.

(4) Cash interest expense, net represents interest expense, net as defined in (3) above less noncash interest expense plus noncash interest income. Noncash interest expense includes deferred interest expense on the Senior Secured Discount Notes in 1996 through 1998 and amortization of deferred financing costs. Noncash interest income includes interest income on restricted cash in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

        The Company's continuing operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices in billing currencies increased in 2000 and slightly decreased in 1999 compared to the prior year. Kronos' operating income increased $66.8 million in 2000 and declined $25.5 million in 1999. Gross profit margins were 34% in 2000, 27% in 1999 and 31% in 1998.

        Many factors influence TiO2 pricing levels, including (i) industry capacity, (ii) worldwide demand growth, (iii) customer inventory levels and purchasing decisions and (iv) relative changes in foreign currency exchange rates. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Industry" and "- Competition."


                                                 Years ended December 31,     % Change
                                                -------------------------  -----------------

                                                 2000      1999     1998   2000-99   1999-98
                                                -----      ----     ----   -------   -------
                                                                 (In millions)
Net sales and operating income
  Net sales ...................................   $922.3   $908.4   $894.7    +2%        +2%
  Operating income ............................   $212.5   $145.7   $171.2   +46%       -15%
  Operating income margin percentage ..........      23%      16%      19%

TiO2 operating statistics
  Percent change in average selling prices
    (in billing currencies) ...................                               +6%        -1%
  Sales volume (metric tons in thousands) .....      436      427      408    +2%        +5%
  Production volume (metric tons in thousands).      441      411      434    +7%        -5%
  Production rate as a percent of capacity ....     Full      93%     Full


        Kronos' operating income for 2000 was higher than 1999 due to higher average TiO2 selling prices in billing currencies and higher production and sales volumes. Kronos' operating income in 1999 was lower than 1998, primarily due to lower average TiO2 selling prices and lower production volume, partially offset by higher sales volume.

        Average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) during 2000 were 6% higher than in 1999 with higher prices in all major regions with the greatest improvement being realized in the European and export markets. Pigment prices increased from the preceding quarter during each quarter of 2000, continuing the upward trend that began in the fourth quarter of 1999. The rate of price increases slowed in the fourth quarter to 1% over the third quarter of 2000, and prices at the end of the fourth quarter of 2000 were slightly lower than the average for the quarter. Since prices began to increase in the fourth quarter of 1999, prices have increased an aggregate of 16% in Europe and 3% in North America over the five-quarter period. Average TiO2 selling prices in 1999 were 1% lower than 1998 with higher prices in North America offset by lower prices in Europe and export markets.

        Record sales volume of 436,000 metric tons of TiO2 in 2000 was 2% higher than 1999, primarily due to higher sales in Europe and North America. Kronos' sales volume in the fourth quarter of 2000 decreased 16% from the record fourth quarter of 1999. Approximately one-half of Kronos' 2000 TiO2 sales volume was attributable to markets in Europe with approximately 37% attributable to North America, and the balance to other regions. Sales volume in 1999 was 5% higher than 1998 with growth in all major regions. Industry-wide demand was strong for the first half of 1998, before moderating in the second half of 1998 and early 1999. Demand in the second half of 1999 and the first three quarters of 2000 was stronger than comparable year-earlier periods as a result of, among other things, customers buying in advance of anticipated price increases. Demand softened in the fourth quarter of 2000.

        The Company's record production volume of 441,000 metric tons in 2000 was 7% higher than the 411,000 metric tons produced in 1999. Operating rates were near full capacity in 2000 compared to 93% in 1999. Kronos' production volume in 1999 was 5% lower than the 434,000 metric tons produced in 1998 with operating rates near full capacity in 1998. Production volume was curtailed in the beginning of the first quarter of 1999 in order to manage inventory levels. Finished goods inventory levels increased in the fourth quarter of 2000 and at the end of 2000 represent about two months of sales.

        The Company's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. The Company expects Kronos' production capacity of 450,000 metric tons at the end of 2000 will be increased to approximately 465,000 metric tons during 2002, primarily at its chloride facilities, with moderate capital expenditures.

        Industry demand in 2001 is expected to heavily depend upon worldwide economic conditions. The Company believes 2001 sales and production volumes should approximate 2000 levels. The price increase that was originally scheduled for October 2000 in North America has not been implemented due to market conditions. The Company recently announced a European price increase of euro 140 per metric ton scheduled to be implemented late in the first quarter and early in the second quarter of 2001. The Company believes that its average 2001 prices will approximate its average 2000 prices. The extent to which Kronos can realize these or other price increases in 2001 will depend on market conditions.

        Kronos expects its operating income in the first quarter of 2001 will be comparable to the first quarter of 2000. Operating income for the balance of 2001 will depend on worldwide economic conditions. If the economy continues to soften, selling prices and sales volume could be lower than expected and full year 2001 operating income would likely be below 2000 levels factoring in higher anticipated costs, particularly energy. However, if demand strengthens later in the year the Company should be able to realize price increases. Kronos believes this would put its operating income closer to or above the 2000 level. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's performance could be unfavorably affected.

        Excluding the effects of foreign currency translation, which reduced the Company's expenses in both 2000 and 1999 compared to the year-earlier periods, Kronos' cost of sales in 2000 was lower than 1999 primarily due to lower unit costs, which resulted primarily from higher production levels. Kronos' cost of sales in 1999 was higher than 1998 due to higher sales volume and higher unit costs, which resulted primarily from lower production levels. Cost of sales, as a percentage of net sales, decreased in 2000 primarily due to the impact on net sales of higher average selling prices and lower unit costs, and increased in 1999 primarily due to the impact on net sales of lower average selling prices and higher unit costs.

        Excluding the effects of foreign currency translation, which reduced the Company's expense in both 2000 and 1999 compared to the year-earlier periods, selling, general and administrative expenses ("SG&A"), excluding corporate expenses, increased in 2000 from the year-earlier period primarily due to higher variable compensation expense and higher selling and distribution expenses associated with higher 2000 sales volumes. SG&A, excluding corporate expenses, increased in 1999 from the year-earlier period due to higher selling and distribution expenses associated with higher 1999 sales volume. SG&A, excluding corporate expenses, as a percentage of net sales, was 12% in each of 2000, 1999 and 1998. See discussion of corporate expenses below.

        The Company has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The Company's non-U.S. sales and operating costs are subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses expressed in U.S. dollars. A significant amount of the Company's sales (59% in 2000) are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased sales by $68 million and $15 million during 2000 and 1999, respectively, compared to the year-earlier period. When translated to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling prices for 2000 decreased 1% from 1999. Kronos' average selling prices in U.S. dollars for 1999 decreased 3% from 1998. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in 2000 and 1999 compared to the respective prior year. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at the Company's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in 2000 and 1999, excluding the 1999 $5.3 million foreign currency transaction gain, was not significant when compared to the year-earlier periods.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).


                                  Years ended December 31,            Change
                               -----------------------------    ------------------
                                 2000      1999       1998      2000-99    1999-98
                               -------    -------    -------    -------    -------
                                                  (In millions)

Securities earnings:
    Interest and dividends     $   8.3    $   6.6    $  14.9    $   1.7    $  (8.3)
    Securities gains, net          2.5         --         --        2.5         --
Corporate income .........        73.7        4.6        4.4       69.1         .2
Corporate expense ........       (29.6)     (21.5)     (22.7)      (8.1)       1.2
Interest expense .........       (31.2)     (36.9)     (58.1)       5.7       21.2
                               -------    -------    -------    -------    -------

                               $  23.7    $ (47.2)   $ (61.5)   $  70.9    $  14.3
                               =======    =======    =======    =======    =======


        Corporate interest and dividend income, including noncash interest income on restricted cash balances, fluctuate in part based upon the amount of funds invested and yields thereon. Average funds invested in 2000 were higher than 1999 primarily due to the increase in restricted cash related to the $43.0 million litigation settlement in July 2000. Average funds invested in 1999 were lower than 1998 primarily due to the repayment of certain of the Company's debt in the last half of 1998.

        Securities gains, net in 2000 includes a second-quarter $5.6 million securities gain related to common stock received from the demutualization of an insurance company from which the Company had purchased certain insurance policies and a fourth-quarter $3.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by the Company. See Note 4 to the Consolidated Financial Statements.

        Corporate income in 2000 includes a $69.5 million net gain from settlements with former insurance carriers. In January 2001 the Company reached a $10 million settlement with the remaining group of its principal former insurance carriers and expects to report the gain in the first quarter of 2001. No further material settlements relating to litigation concerning environmental remediation coverage are expected. See Note 14 to the Consolidated Financial Statements. The Company recognized $4.0 million in both 2000 and 1999 and $3.7 million in 1998 of income related to the straight-line, five-year amortization of $20 million of proceeds received in conjunction with the sale of its specialty chemicals business attributable to a five-year agreement by the Company not to compete in the rheological products business.

        Corporate expense in 2000 was higher than 1999, primarily as a result of higher legal and environmental expenses. The Company expects corporate expense in 2001 will be slightly lower than 2000 primarily due to lower legal and environmental expenses.

        Interest expense in 2000 declined compared to 1999 primarily due to reduced levels of outstanding euro-denominated debt. Interest expense in 1999 declined compared to 1998 due to the prepayment of the Company's former Deutsche mark bank credit facility in 1999 and prepayments of outstanding indebtedness in 1998, principally the Senior Secured Discount Notes, a joint venture term loan and a portion of the Company's former DM bank credit facility. Assuming no significant change in interest rates, interest expense in 2001 is expected to be lower compared to 2000 due to (i) lower levels of outstanding indebtedness and

(ii) lower average interest rates as a result of the December 2000 refinancing of $50 million of the Company's high fixed-rate public debt with lower variable-rate bank debt.

  Provision for income taxes

        The principal reasons for the difference between the U.S. federal statutory income tax rates and the Company's effective income tax rates are explained in Note 12 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In 2000 the Company's effective income tax rate varied from the normally expected rate primarily due to the geographic mix of income, changes in the German income tax "base" rate and the recognition of certain deductible tax assets which previously did not meet the "more-likely-than-not" recognition criteria. In 1999 and 1998 the Company's effective tax rate varied from the normally expected rate due predominantly to the recognition of certain deductible tax attributes which previously did not meet the "more-likely-than-not" recognition criteria. Also in 2000, 1999 and 1998, the Company recognized certain one-time benefits related to German tax settlements.

        Effective January 1, 2001, the Company and its qualifying subsidiaries will be included in the consolidated United States federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement, and using the tax elections made by Contran, the Company will make payments to or receive payments from Valhi in amounts it would have paid to or received from the Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement.

  Other

        Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of the Company's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The minority interest shareholders of EMS actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings, as defined in the formation documents. The Company includes liabilities contractually assumed by EMS in its consolidated balance sheet.

        Discontinued operations in 1998 represent the Company's former specialty chemicals operation which was sold in January 1998. The extraordinary items in 2000 and 1998 resulted from early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows, including certain discontinued operations in 1998, for each of the past three years are presented below.


                                                       Years ended December 31,
                                                     ----------------------------
                                                        2000     1999       1998
                                                     --------  --------  --------
                                                            (In millions)

Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities .....   $  153.1  $  115.7  $  137.0
    Changes in assets and liabilities ............      (13.4)     (7.4)    (91.9)
                                                     --------  --------  --------
                                                        139.7     108.3      45.1
  Investing activities ...........................      (56.2)    (38.4)    417.3
  Financing activities ...........................      (95.7)    (88.0)   (396.2)
                                                     --------  --------  --------
Net cash provided (used) by operating, investing
 and financing activities ........................   $  (12.2) $  (18.1) $   66.2
                                                     ========  ========  ========



  Operating cash flows

        Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, the $3.1 million security transaction loss recognized in 2000 for an other-than-temporary decline in value of certain marketable securities held by the Company, did not result in a current outflow of cash. Depreciation, depletion and amortization is another noncash expense item. Noncash interest expense consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension and OPEB assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits. See Note 10 to the Consolidated Financial Statements.

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities increased $37.4 million in 2000 and decreased $21.3 million in 1999 from the preceding year.

        Operating cash flows in 2000 compared to 1999 were favorably affected by $66.8 million higher operating income and $4.8 million of lower cash interest expense, net, partially offset by $5.3 million of higher payments to fund the Company's pension plans, $8.2 million of higher corporate expenses, $16.1 million of higher current tax expense, and $6.1 million of lower distributions from the TiO2 manufacturing joint venture.

        Operating cash flows in 1999 compared to 1998 were unfavorably affected by $25.5 million of lower operating income, $7.4 million of higher current tax expense and $3.8 million of higher cash interest expense, net, partially offset by $13.7 million of distribution from the joint venture.

        Changes in the Company's assets and liabilities (excluding the effect of currency translation) used cash in 2000, 1999 and 1998 primarily due to increases in inventory levels in 2000 and 1998 and increases in receivable levels in 1999 due to high year-end demand.

  Investing cash flows

        The Company's capital expenditures were $31 million, $36 million and $22 million in 2000, 1999 and 1998, respectively. Capital expenditures in 1999 were higher due to $6 million of expenditures for a landfill expansion for the Company's Belgian facility. Capital expenditures of the 50%-owned manufacturing joint venture were $4 million in each of 2000, 1999 and 1998 and are not included in the Company's capital expenditures.

        The Company's capital expenditures during the past three years include an aggregate of $24 million ($8 million in 2000) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2001 and 2002 capital expenditures are $37 million for each year, and include $6 million and $5 million, respectively, in the area of environmental protection and compliance.

        During 2000 the Company purchased 1,000,000 shares of Tremont's common stock in market transactions for an aggregate of $26 million. See Notes 1 and 4 to the Consolidated Financial Statements. Tremont owns 10.2 million shares, or 20%, of NL's outstanding common stock.

        In February 2001 NL Environmental Management Services, Inc., a majority-owned subsidiary of the Company, loaned $13.4 million to Tremont. The loan bears interest at prime plus 2%, is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont.

        The Company sold the net assets of its specialty chemicals business in January 1998 for $465 million and recognized an after-tax gain of approximately $286 million on the sale of this business segment.

  Financing cash flows

        In the second and third quarters of 2000 the Company repaid euro 17.9 million ($16.7 million when paid) and euro 13.0 million ($12.2 million when paid), respectively, of its euro-denominated short-term debt with cash flow from operations. In December 2000 the Company borrowed $43 million of short-term non-U.S. dollar-denominated bank debt and used the proceeds along with cash on hand to redeem $50 million (par value) of the Company's 11.75% Senior Secured Notes.

        In the first quarter of 1999 the Company prepaid the remaining balance of DM 107 million ($60 million when paid) of a term loan that was part of the Company's previous DM bank credit facility, principally by drawing DM 100 million ($56 million when drawn) on the revolving portion of the DM credit facility. In the second and third quarters of 1999, the Company repaid DM 60 million ($33 million when paid) of the DM revolving credit facility with cash provided from operations. The revolver's outstanding balance of DM 120 million was further reduced in October 1999 by DM 20 million ($11 million when paid). In December 1999 the Company borrowed $26 million of short-term unsecured euro-denominated bank debt and used the proceeds along with cash on hand to prepay the remaining balance of DM 100 million ($52 million when paid) of the revolving portion of the DM credit facility. The DM credit facility was then terminated, which released collateral and eliminated certain restrictive loan covenants.

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

        With a majority of the $380 million after-tax net proceeds from the sale of its specialty chemicals business, the Company (i) prepaid $118 million of the Rheox term loan (included as Discontinued operations, net, on the Company's Consolidated Statements of Cash Flows), (ii) prepaid $42 million of Kronos' tranche of the LPC joint venture term loan, (iii) made $65 million of open-market purchases of the Company's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts, (iv) purchased $6 million of the Senior Secured Notes and $61,000 of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required under the terms of the indenture, and (v) redeemed $121 million of 13% Senior Secured Discount Notes outstanding on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Senior Secured Discount Notes indenture.

        Dividends paid during 2000, 1999 and 1998 totaled $32.7 million, $7.2 million and $4.6 million, respectively. At December 31, 2000, the Company had $20 million available for payment of dividends, acquisition of treasury shares, acquisition of affiliate stock and other restricted payments as defined in the Senior Secured Notes indenture. On February 7, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 14, 2001 to be paid on March 28, 2001.

        Pursuant to its share repurchase program, the Company purchased 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000 and 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999. Approximately 766,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

        In 1998, as a result of the settlement of a shareholder derivative lawsuit on behalf of the Company, Valhi transferred $14.4 million in cash to the Company, and the Company paid plaintiffs' attorneys' fees and expenses of $3.2 million.

  Cash, cash equivalents, restricted cash and borrowing availability

        At December 31, 2000, the Company had cash and cash equivalents aggregating $120 million (38% held by non-U.S. subsidiaries) and $87 million of restricted cash equivalents held by U.S. subsidiaries, of which $18 million was classified as a noncurrent asset. At December 31, 2000, the Company's subsidiaries had $16 million available for borrowing under non-U.S. credit facilities. At December 31, 2000, the Company had complied with all financial covenants governing its debt agreements.

        Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Company's expectations, the Company's liquidity could be adversely affected.

  Income taxes

        A reduction in the German "base" income tax rate from 30% to 25%, enacted in October 2000, became effective January 1, 2001. The reduction in the German income tax rate resulted in $5.7 million of additional deferred income tax expense in the fourth quarter of 2000 due to a reduction of the Company's deferred income tax asset related to certain German tax attributes. The Company does not expect its future current income tax expense to be affected by the rate change in Germany.

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including interest.

        The Company has received tax assessments from the Norwegian tax authorities proposing tax deficiencies including related interest of approximately NOK 38 million ($4.3 million at December 31, 2000) relating to 1994 and 1996. The Company is currently litigating the primary issue related to the 1994 assessment and in February 2001 the Norwegian Appeals Court ruled in favor of the Norwegian tax authorities. The Company has appealed the case to the Norwegian Supreme Court and believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. The Company has granted a lien for the 1994 and 1996 tax assessments on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 12.7 million ($11.8 million at December 31, 2000). The Company has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit.

        No assurance can be given that the Company's tax matters will be favorably resolved due to the inherent uncertainties involved in court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        At December 31, 2000, the Company had net deferred tax liabilities of $136 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $190 million at December 31, 2000, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

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

  Foreign operations

        As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2000, the Company had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

  Euro currency

        Beginning January 1, 1999, certain members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed.

        The Company conducts substantial operations in Europe. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations have been converted to the euro from their respective national currencies. The Company has assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. The euro conversion may impact the Company's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations, financial condition or liquidity.

  Other

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 9 to the Consolidated Financial Statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General

        The Company is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company has not generally entered into forward or option contracts to manage such market risks, nor has the Company entered into any such contract or other type of derivative instrument for trading purposes. The Company was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 2000 or 1999. See Notes 2 and 18 to the Consolidated Financial Statements.

  Interest rates

        The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2000, the Company's aggregate indebtedness was split between 73% of fixed-rate instruments and 27% of variable-rate borrowings (1999 -81% fixed-rate and 19% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted-average interest rates, by contractual maturity dates, for the Company's aggregate indebtedness at December 31, 2000 and 1999. At December 31, 2000 and 1999, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable-rate indebtedness was denominated in either euros or Norwegian kroner. Information shown below for such euro- and kronor-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2000 using that date's exchange rate of 1.08 euro per U.S. dollar (1999 - .99 euro per U.S. dollar) and 8.90 kroner per U.S. dollar (1999-n/a). Certain kroner-denominated capital leases totaling $2.1 million in 2000 and $.5 million in 1999 have been excluded from the table below.


                                                                                             Fair Value at
                                                      Contractual Maturity Date               December 31,
                                              ---------------------------------------------  -------------
December 31, 1999:                             2000     2001    2002      2003       Total       1999
                                              ------   ------  ------  --------    --------  -------------
                                                                     (In millions)
Fixed-rate debt (U.S. dollar- denominated):
  Principal amount ........................   $  --    $  --   $  --   $  244.0    $  244.0    $ 253.2
  Weighted-average interest rate ..........      --       --      --     11.75%      11.75%
Variable-rate debt (euro- denominated):
  Principal amount ........................   $57.1    $  --   $  --   $     --    $  57.1     $  57.1
  Weighted-average interest rate ..........    3.6%       --      --         --        3.6%



December 31, 2000:                             N/A      2001    2002     2003        Total        2000
                                              ------   ------  ------  --------    --------  -------------
                                                                     (In millions)
Fixed-rate debt (U.S. dollar-denominated):
  Principal amount .......................             $  --   $  --   $ 194.0     $  194.0    $   195.9
  Weighted-average interest rate .........                --      --    11.75%       11.75%
Variable-rate debt (Non-U.S ..............
  dollar-denominated):
    Principal amount .....................             $70.0   $  --   $    --     $   70.0    $    70.0
    Weighted-average interest rate .......              6.3%      --        --         6.3%


  Currency exchange rates

        The Company is exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, Canadian dollar, Norwegian kroner and the United Kingdom pound sterling. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of risks and uncertainties related to the conversion of certain of these currencies to the euro.

        At December 31, 2000, the Company had $48 million of indebtedness denominated in euros (1999 - $58 million) and $24 million of indebtedness denominated in Norwegian kroner (1999-$.5 million) The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $7 million (1999 - $6 million).

  Marketable equity security prices

        The Company is exposed to market risk due to changes in prices of the marketable securities which are held. The fair value of such equity securities at December 31, 2000 and 1999 was $47 million and $15 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $4.7 million and $1.5 million, respectively.

  Other

        The Company believes there are certain shortcomings in the sensitivity analyses presented above, which analyses are required under the Securities and Exchange Commission's regulations. For example, the hypothetical affect of changes in interest rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in market prices were actually to occur.

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


 (b)              Reports on Form 8-K

                  Reports on Form 8-K for the quarter ended December 31, 2000 and thereafter through the date of this report.

                  October 18, 2000      -   reported Items 5 and 7.

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

 10.4** Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

 10.20* Amendment to NL Industries, Inc. Retirement Savings Plan effective as of January 1, 2000 - incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

 10.21* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 - incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held April 30, 1992.

 10.22* NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Registrant's Proxy Statement on
               Schedule 14A for the annual meeting of shareholders held on May 6, 1998.

  10.23 Intercorporate Services Agreement by and between Valhi, Inc. and the Registrant effective as of January 1, 2000 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 10.24 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2000 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 10.25 Intercorporate Service Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 2000 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.26 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 2000 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 10.27 Intercorporate Services Agreement by and between CompX International, Inc. and the Registrant effective as of January 1, 2000 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2000.

  10.28 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.29* Executive severance agreement effective as of March 9, 1995 by and between the Registrant and Lawrence A. Wigdor - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 10.30* Executive severance agreement effective as of July 24, 1996 by and between the Registrant and J. Landis Martin - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 10.31* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 - incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.32* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and Lawrence A. Wigdor and related trust agreement
               - incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

 10.33* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and J. Landis Martin and related trust agreement - incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

  10.34        Revolving   Loan  Note  dated   February  9,  2001  with  Tremont
               Corporation as Maker and NL Environmental Management Services, Inc. as Payee.

 10.35 Security Agreement dated February 9, 2001 by and between Tremont Corporation and NL Environmental Management Services, Inc.

  10.36        Tax  Agreement  between  Valhi,  Inc.  and  NL  Industries,  Inc.
               effective as of January 1, 2001.

  10.37        Subscription   Agreement  by  and  among  Valhi,   Inc.,  Tremont
               Holdings, LLC and Tremont Group, Inc. effective as of December 31, 2000.

 21.1          Subsidiaries of the Registrant.

 23.1          Consent of Independent Accountants.

  99.1 Annual Report of NL Industries, Inc. Retirement Savings Plan (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 2000.

All documents in the Exhibit Index above that have been incorporated by reference were previously filed by the Registrant under SEC File Number 1-640.

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

                                                       NL Industries, Inc.
                                                       (Registrant)


                                       By /s/ J. Landis Martin
                                          -------------------------------------
                                          J. Landis Martin, March 9, 2001
                                          President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ J. Landis Martin                       /s/ Harold C. Simmons
-------------------------------            ---------------------------------
J. Landis Martin, March 9, 2001            Harold C. Simmons, March 9, 2001
Director, President and                    Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

/s/ Glenn R. Simmons                       /s/ Steven L. Watson
-------------------------------            ---------------------------------
Glenn R. Simmons, March 9, 2001            Steven L. Watson, March 9, 2001
Director                                   Director


/s/ Kenneth R. Peak                        /s/ Dr. Lawrence A. Wigdor
------------------------------             ---------------------------------
Kenneth R. Peak, March 9, 2001             Dr. Lawrence A. Wigdor, March 9, 2001
Director                                   Director, President and Chief
                                           Executive Officer of Kronos


/s/ General Thomas P. Stafford             /s/ Susan E. Alderton
-----------------------------------------  ---------------------------------
General Thomas P. Stafford, March 9, 2001  Susan E. Alderton, March 9, 2001
Director                                   Vice President and Chief Financial
                                            Officer
                                           (Principal Financial Officer)

                                           /s/ Robert D. Hardy
                                           ---------------------------------
                                           Robert D. Hardy, March 9, 2001
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                               NL INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules
                   -------------------------------------------


Financial Statements                                                Pages
--------------------                                                -----

  Report of Independent Accountants                                 F-2

  Consolidated Balance Sheets - December 31, 2000 and 1999          F-3 / F-4

  Consolidated Statements of Income - Years ended
   December 31, 2000, 1999 and 1998                                 F-5 / F-6

  Consolidated Statements of Comprehensive Income - Years
   ended December 31, 2000, 1999 and 1998                           F-7

  Consolidated Statements of Shareholders' Equity - Years
   ended December 31, 2000, 1999 and 1998                           F-8

  Consolidated Statements of Cash Flows - Years ended
   December 31, 2000, 1999 and 1998                                 F-9 / F-11

  Notes to Consolidated Financial Statements                        F-12 / F-53


Financial Statement Schedules

  Report of Independent Accountants                                 S-1

  Schedule I - Condensed Financial Information of Registrant        S-2 / S-7

  Schedule II - Valuation and qualifying accounts                   S-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                            PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2001

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                      (In thousands, except per share data)



                          ASSETS                            2000         1999
                                                         ----------   ----------

Current assets:
    Cash and cash equivalents ........................   $  120,378   $  134,224
    Restricted cash equivalents ......................       69,242       17,565
    Accounts and notes receivable,
      less allowance of $2,222 and $2,075 ............      131,540      143,768
    Receivable from affiliates .......................          214          747
    Refundable income taxes ..........................       12,302        4,473
    Inventories ......................................      205,973      191,184
    Prepaid expenses .................................        2,458        2,492
    Deferred income taxes ............................       11,673       11,974
                                                         ----------   ----------

        Total current assets .........................      553,780      506,427
                                                         ----------   ----------



Other assets:
    Marketable securities ............................       47,186       15,055
    Investment in TiO2 manufacturing joint venture ...      150,002      157,552
    Prepaid pension cost .............................       22,789       23,271
    Restricted cash equivalents ......................       17,942         --
    Other ............................................        4,707        5,410
                                                         ----------   ----------

        Total other assets ...........................      242,626      201,288
                                                         ----------   ----------




Property and equipment:
    Land .............................................       24,978       23,678
    Buildings ........................................      129,019      133,682
    Machinery and equipment ..........................      530,920      550,842
    Mining properties ................................       67,134       71,952
    Construction in progress .........................        4,586        6,805
                                                         ----------   ----------
                                                            756,637      786,959
    Less accumulated depreciation and depletion ......      432,255      438,501
                                                         ----------   ----------

        Net property and equipment ...................      324,382      348,458
                                                         ----------   ----------

                                                         $1,120,788   $1,056,173
                                                         ==========   ==========

                             NL INDUSTRIES, INC. AND SUBSIDIARIES

                                  December 31, 2000 and 1999

                             (In thousands, except per share data)



     LIABILITIES AND SHAREHOLDERS' EQUITY                    2000           1999
                                                         -----------    -----------
Current liabilities:
    Notes payable ....................................   $    69,970    $    57,076
    Current maturities of long-term debt .............           730            212
    Accounts payable and accrued liabilities .........       147,877        143,132
    Payable to affiliates ............................        10,634         11,240
    Accrued environmental costs ......................        53,307         47,228
    Income taxes .....................................        13,616          5,605
    Deferred income taxes ............................         1,822            326
                                                         -----------    -----------

        Total current liabilities ....................       297,956        264,819
                                                         -----------    -----------

Noncurrent liabilities:
    Long-term debt ...................................       195,363        244,266
    Deferred income taxes ............................       145,673        108,226
    Accrued environmental costs ......................        57,133         64,491
    Accrued pension cost .............................        21,220         32,946
    Accrued postretirement benefits cost .............        29,404         37,105
    Other ............................................        23,272         29,330
                                                         -----------    -----------

        Total noncurrent liabilities .................       472,065        516,364
                                                         -----------    -----------

Minority interest ....................................         6,279          3,903
                                                         -----------    -----------

Shareholders' equity:
    Preferred stock - 5,000 shares authorized,
      no shares issued or outstanding ................          --             --
    Common stock - $.125 par value; 150,000
      shares authorized; 66,839 shares issued ........         8,355          8,355
    Additional paid-in capital .......................       777,528        774,304
    Retained earnings ................................       141,073         19,150
    Accumulated other comprehensive income (loss):
      Currency translation ...........................      (190,757)      (160,022)
      Marketable securities ..........................         8,885          2,857
      Pension liabilities ............................          --           (1,756)
    Treasury stock, at cost (16,787 and 15,555 shares)      (400,596)      (371,801)
                                                         -----------    -----------

        Total shareholders' equity ...................       344,488        271,087
                                                         -----------    -----------

                                                         $ 1,120,788    $ 1,056,173
                                                         ===========    ===========


Commitments and contingencies (Notes 12 and 17)

                 See accompanying notes to consolidated financial statements.
                                            F-4

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2000, 1999 and 1998

                      (In thousands, except per share data)


                                                     2000           1999           1998
                                                 -----------    -----------    -----------
Revenues and other income:
    Net sales ................................   $   922,319    $   908,387    $   894,724
    Litigation settlement gains, net .........        69,465           --             --
    Other, net ...............................        23,283         23,646         25,453
                                                 -----------    -----------    -----------

                                                   1,015,067        932,033        920,177
                                                 -----------    -----------    -----------

Costs and expenses:
    Cost of sales ............................       610,449        662,315        618,447
    Selling, general and administrative ......       137,178        134,342        133,970
    Interest .................................        31,243         36,884         58,070
                                                 -----------    -----------    -----------

                                                     778,870        833,541        810,487
                                                 -----------    -----------    -----------

      Income from continuing operations before
        income taxes and minority interest ...       236,197         98,492        109,690

Income tax expense (benefit) .................        78,420        (64,601)        19,788
                                                 -----------    -----------    -----------

      Income from continuing operations before
        minority interest ....................       157,777        163,093         89,902

Minority interest ............................         2,436          3,322             40
                                                 -----------    -----------    -----------

      Income from continuing operations ......       155,341        159,771         89,862

Discontinued operations ......................          --             --          287,396

Extraordinary items - early extinguishment of
  debt, net of tax benefit of $394 and $5,698           (732)          --          (10,580)
                                                 -----------    -----------    -----------

      Net income .............................   $   154,609    $   159,771    $   366,678
                                                 ===========    ===========    ===========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2000, 1999 and 1998

                      (In thousands, except per share data)


                                              2000         1999          1998
                                          ----------    ----------   ----------
Basic earnings per share:
    Continuing operations .............   $     3.08    $     3.09   $     1.75
    Discontinued operations ...........         --            --           5.59
    Extraordinary items ...............         (.01)         --           (.21)
                                          ----------    ----------   ----------

      Net income ......................   $     3.07    $     3.09   $     7.13
                                          ==========    ==========   ==========


Diluted earnings per share:
    Continuing operations .............   $     3.06    $     3.08   $     1.73
    Discontinued operations ...........         --            --           5.52
    Extraordinary items ...............         (.01)         --           (.20)
                                          ----------    ----------   ----------

      Net income ......................   $     3.05    $     3.08   $     7.05
                                          ==========    ==========   ==========

Weighted average shares used in the
  calculation of earnings per share:
    Basic .............................       50,415        51,774       51,460
    Dilutive impact of stock options ..          334            93          540
                                          ----------    ----------   ----------

    Diluted ...........................       50,749        51,867       52,000
                                          ==========    ==========   ==========




                 See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2000, 1999 and 1998

                                 (In thousands)



                                                    2000         1999         1998
                                                 ---------    ---------    ---------

Net income ...................................   $ 154,609    $ 159,771    $ 366,678
                                                 ---------    ---------    ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains (losses) arising
     during the period .......................       4,064       (1,641)         201
       Add:  reclassification adjustment for
        loss included in net income .........        1,964         --           --
                                                 ---------    ---------    ---------

                                                     6,028       (1,641)         201

    Minimum pension liabilities adjustment ...       1,756        1,431       (3,187)

    Currency translation adjustment ..........     (30,735)     (26,582)         370
                                                 ---------    ---------    ---------

      Total other comprehensive loss .........     (22,951)     (26,792)      (2,616)
                                                 ---------    ---------    ---------

    Comprehensive income .....................   $ 131,658    $ 132,979    $ 364,062
                                                 =========    =========    =========




                 See accompanying notes to consolidated financial statements.

                             NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         Years ended December 31, 2000, 1999 and 1998

                                        (In thousands)

                                                                                                         Accumulated other
                                                                                                     comprehensive income (loss)
                                                                      Additional   Retained    -------------------------------------
                                                            Common      paid-in    earnings    Currency       Pension     Marketable
                                                            Stock       capital    (deficit)   translation   liabilities  securities
                                                          ---------   ----------  ----------   -----------  ------------ -----------

Balance at December 31, 1997 ..........................   $   8,355   $ 759,281   $(495,421)   $(133,810)   $    --      $   4,297

Net income ............................................        --          --       366,678         --           --           --
Other comprehensive income (loss), net of tax .........        --          --          --            370       (3,187)         201
Common dividends declared -  $.09 per share ...........        --          --        (4,636)        --           --           --
Cash received upon settlement of shareholder derivative        --        11,211        --           --           --           --
  lawsuit,  net of $3,198 in legal fees and  expenses
Tax benefit of stock options exercised ................        --         3,796        --           --           --           --
Treasury stock reissued (544 shares) ..................        --          --          --           --           --           --
                                                           --------   ---------   --------     ---------    ---------    ---------

Balance at December 31, 1998 ..........................       8,355     774,288    (133,379)    (133,440)      (3,187)       4,498

Net income ............................................        --          --       159,771         --           --           --
Other comprehensive income (loss), net of tax .........        --          --          --        (26,582)       1,431       (1,641)
Common dividends declared -  $.14 per share ...........        --          --        (7,242)        --           --           --
Tax benefit of stock options exercised ................        --            16        --           --           --           --
Treasury stock:
    Acquired (552 shares) .............................        --          --          --           --           --           --
    Reissued (25 shares) ..............................        --          --          --           --           --           --
                                                           --------   ---------   --------     ---------    ---------    ---------


Balance at December 31, 1999 ..........................       8,355     774,304      19,150     (160,022)      (1,756)       2,857

Net income ............................................        --          --       154,609         --           --           --
Other comprehensive income (loss), net of tax .........        --          --          --        (30,735)       1,756        6,028
Common dividends declared - $.65 per share ............        --          --       (32,686)        --           --           --
Tax benefit of stock options exercised ................        --         3,224        --           --           --           --
Treasury stock:
    Acquired (1,682 shares) ...........................        --          --          --           --           --           --
    Reissued (450 shares) .............................        --          --          --           --           --           --
                                                           --------   ---------   --------     ---------    ---------    ---------

Balance at December 31, 2000 ..........................   $   8,355   $ 777,528   $ 141,073    $(190,757)   $    --      $   8,885

                                                           Treasury
                                                            stock        Total
                                                          ----------   ---------

Balance at December 31, 1997 ..........................   $(364,971)   $(222,269)

Net income ............................................        --        366,678
Other comprehensive income (loss), net of tax .........        --         (2,616)
Common dividends declared -  $.09 per share ...........        --         (4,636)
Cash received upon settlement of shareholder derivative        --         11,211
  lawsuit,  net of $3,198 in legal fees and  expenses
Tax benefit of stock options exercised ................        --          3,796
Treasury stock reissued (544 shares) ..................         170          170
                                                          ---------    ---------

Balance at December 31, 1998 ..........................    (364,801)     152,334

Net income ............................................        --        159,771
Other comprehensive income (loss), net of tax .........        --        (26,792)
Common dividends declared -  $.14 per share ...........        --         (7,242)
Tax benefit of stock options exercised ................        --             16
Treasury stock:
    Acquired (552 shares) .............................      (7,210)      (7,210)
    Reissued (25 shares) ..............................         210          210
                                                          ---------    ---------

Balance at December 31, 1999 ..........................    (371,801)     271,087

Net income ............................................        --        154,609
Other comprehensive income (loss), net of tax .........        --        (22,951)
Common dividends declared - $.65 per share ............        --        (32,686)
Tax benefit of stock options exercised ................        --          3,224
Treasury stock:
    Acquired (1,682 shares) ...........................     (30,886)     (30,886)
    Reissued (450 shares) .............................       2,091        2,091
                                                          ---------    ---------

Balance at December 31, 2000 ..........................   $(400,596)   $ 344,488

                 See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998

                                 (In thousands)



                                                            2000          1999         1998
                                                          ---------    ---------    ---------
Cash flows from operating activities:
    Net income ........................................   $ 154,609    $ 159,771    $ 366,678
    Depreciation, depletion and amortization ..........      29,733       33,730       34,545
    Noncash interest income on restricted cash ........      (1,531)        --           --
    Noncash interest expense ..........................         599        1,682       18,393
    Deferred income taxes .............................      40,186      (86,772)       4,988
    Minority interest .................................       2,436        3,322           40
    Net (gains) losses from:
      Securities transactions .........................      (2,531)        --           --
      Disposition of property and equipment ...........       1,562          429          768
    Pension cost, net .................................     (11,816)      (4,702)      (5,566)
    Other postretirement benefits, net ................       1,062       (5,459)      (6,299)
    Distributions from TiO2 manufacturing joint venture       7,550       13,650         --
    Litigation settlement gains, net ..................     (69,465)        --           --
    Discontinued operations, net ......................        --           --       (287,396)
    Extraordinary items ...............................         732         --         10,580
    Other, net ........................................        --           --            317
                                                          ---------    ---------    ---------

                                                            153,126      115,651      137,048

    Discontinued operations, net ......................        --           --        (30,587)
    Change in assets and liabilities:
      Accounts and notes receivable ...................       1,417      (22,289)      (2,012)
      Inventories .....................................     (23,395)      20,663      (49,839)
      Prepaid expenses ................................        (244)        (463)         436
      Accounts payable and accrued liabilities ........       9,301        7,315       (2,741)
      Income taxes ....................................       4,843        6,729      (12,976)
      Accounts with affiliates ........................        (123)      (3,572)       2,286
      Other noncurrent assets .........................        (168)       1,090         (178)
      Other noncurrent liabilities ....................      (5,002)     (16,816)       3,650
                                                          ---------    ---------    ---------

          Net cash provided by operating activities ...     139,755      108,308       45,087
                                                          ---------    ---------    ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2000, 1999 and 1998

                                 (In thousands)



                                                              2000         1999         1998
                                                           ---------    ---------    ---------
Cash flows from investing activities:
    Capital expenditures ...............................   $ (31,089)   $ (35,559)   $ (22,392)
    Purchase of Tremont Corporation common stock .......     (26,040)        --           --
    Change in restricted cash equivalents, net .........         630       (5,176)      (2,638)
    Proceeds from disposition of property and equipment.         139        2,344          769
    Proceeds from disposition of marketable securities .         158         --          6,875
    Other, net .........................................         (33)        --           (372)
    Proceeds from sale of specialty chemicals business .        --           --        435,080
    Discontinued operations, net .......................        --           --            (26)
                                                           ---------    ---------    ---------

        Net cash provided (used) by investing activities     (56,235)     (38,391)     417,296
                                                           ---------    ---------    ---------

Cash flows from financing activities:
    Indebtedness:
      Borrowings .......................................      44,923       82,038       30,491
      Principal payments ...............................     (79,162)    (155,787)    (315,892)
    Dividends paid .....................................     (32,686)      (7,242)      (4,636)
    Treasury stock:
      Purchased ........................................     (30,886)      (7,210)        --
      Reissued .........................................       2,091          210          170
    Settlement of shareholder derivative lawsuit, net ..        --           --         11,211
    Distributions to minority interests ................          (6)          (6)          (2)
    Discontinued operations, net .......................        --           --       (117,500)
                                                           ---------    ---------    ---------

        Net cash used by financing activities ..........     (95,726)     (87,997)    (396,158)
                                                           ---------    ---------    ---------

        Net change during the year from operating
          investing and financing activities ...........   $ (12,206)   $ (18,080)   $  66,225
                                                           =========    =========    =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2000, 1999 and 1998

                                 (In thousands)



                                               2000         1999        1998
                                            ---------    ---------    ---------

Cash and cash equivalents:
  Net change during the year from:
    Operating, investing and financing
      activities ........................    $(12,206)   $ (18,080)   $   66,225
    Currency translation ................      (1,640)      (2,649)         (36)
    Sale of discontinued operation ......        --           --         (7,630)
                                            ---------    ---------    ---------

                                              (13,846)     (20,729)      58,559
        Balance at beginning of year ....     134,224      154,953       96,394
                                            ---------    ---------    ---------

        Balance at end of year ..........   $ 120,378    $ 134,224    $ 154,953
                                            =========    =========    =========

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ..   $  32,354    $  35,540    $  37,965
  Income taxes ..........................      33,398       14,963       54,230



                 See accompanying notes to consolidated financial statements.
                                            F-11

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At December 31, 2000, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock. At December 31, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and a subsidiary of Valhi and NL held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

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

Restricted cash equivalents

        At December 31, 2000, restricted cash equivalents of approximately $17 million collateralized undrawn letters of credit, and restricted cash equivalents of approximately $70 million was held by special purpose trusts established to pay future environmental remediation obligations and other environmental expenditures of the Company. Restricted cash equivalents are primarily invested in U.S. government securities and money market funds that invest primarily in U.S. government securities. At December 31, 1999, restricted cash equivalents of approximately $18 million collateralized undrawn letters of credit. Restricted cash is classified as either a current or noncurrent asset depending upon the classification of the liability to which the restricted cash relates.

Marketable securities and securities transactions

        Marketable securities are carried at market based on quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss), net of related deferred income taxes. See Note 4. Gains and losses on available-for-sale securities are recognized in income upon realization and are computed based on specific identification of the securities sold.

Inventories

        Inventories are stated at the lower of cost (principally average cost) or market. Amounts are removed from inventories at average cost.

Investment in TiO2 manufacturing joint venture

        Investment in a 50%-owned manufacturing joint venture is accounted for by the equity method.

Intangible assets

        Intangible assets, included in other noncurrent assets, are amortized by the straight-line method over the periods expected to be benefitted, not exceeding ten years. At December 31, 2000 and 1999, accumulated amortization of intangible assets was $20.4 million and $22.1 million, respectively.

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

Employee benefit plans

        Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 10.

        The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 was $1.7 million in 2000 and nil in each of 1999 and 1998.

Environmental remediation costs

        Environmental remediation costs are accrued when estimated future expenditures are probable and reasonably estimable. The estimated future expenditures generally are not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 2000 and 1999, no receivables for recoveries have been recognized.

Net sales

        The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended, in 2000. Revenue generally is realized or realizable and earned when all of the requirements of SAB 101 are met, including when title and the risks and rewards of ownership passes to the customer. The impact of adopting SAB 101 was not material. Amounts charged to customers for shipping and handling are included in net sales.

Repair and maintenance costs

        The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of goods sold.

Shipping and handling costs

        Shipping and handling costs are included in selling, general and administrative expense and were $50 million in 2000 and $54 million in each of 1999 and 1998.

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

        Effective January 1, 2001, the Company and its qualifying subsidiaries will be included in the consolidated United States federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company will make payments to or receive payments from Valhi in amounts it would have paid to or received from the Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement.

Interest rate swaps and contracts

        The Company periodically uses interest rate swaps and contracts (such as caps and floors) to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for speculative purposes in the past, nor does it currently anticipate doing so in the future. Any cost associated with the swap or contract designated as a hedge of assets or liabilities is deferred and amortized over the life of the agreement as an adjustment to interest income or expense. If the swap or contract is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The Company was not a party to any such contracts at December 31, 2000 or 1999.

Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated 222,000, 1,511,000 and 483,000 in 2000, 1999 and 1998, respectively. There were no adjustments to income from continuing operations or net income in the computation of the diluted earnings per share amounts.

New accounting principles not yet adopted

        The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such charges will be recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued, acquired or not substantially modified prior to January 1, 1999. The Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at December 31, 2000. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial position, liquidity or results of operations.

Note 3 - Business and geographic segments:

        The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Discontinued operations consists of the Company's former specialty chemicals business which was sold in January 1998. See Note 20. At December 31, 2000 and 1999, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $352 million and $375 million, respectively.

        The Company evaluates its TiO2 segment performance based on operating income. Operating income is defined as income from continuing operations before minority interest, income taxes, interest expense, certain nonrecurring items and certain general corporate items. Corporate items excluded from operating income include interest and dividend income not attributable to TiO2 operations, litigation settlement gains and securities transaction gains and losses. The accounting policies of the TiO2 segment are the same as those described in Note
2. Interest income included in the calculation of TiO2 operating income is disclosed in Note 13 as "Trade interest income."

        Segment assets are comprised of all assets attributable to the reportable operating segment. The Company's investment in the TiO2 manufacturing joint venture (see Note 6) is included in TiO2 business segment assets. Corporate assets are not attributable to the TiO2 operating segment and consist principally of cash, cash equivalents, restricted cash equivalents and marketable securities. For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.

                                                 Years ended December 31,
                                               2000        1999         1998
                                            ---------    ---------    ---------
                                                      (In thousands)
Business segment - TiO2
Net sales ...............................   $ 922,319    $ 908,387    $ 894,724
Other income, excluding corporate .......       8,167       12,484        6,110
                                            ---------    ---------    ---------
                                              930,486      920,871      900,834

Cost of sales ...........................     610,449      662,315      618,447
Selling, general and administrative,
 excluding corporate ....................     107,554      112,888      111,206
                                            ---------    ---------    ---------

    Operating income ....................     212,483      145,668      171,181

General corporate income (expense):
    Securities earnings:
        Interest and dividends ..........       8,346        6,597       14,921
        Securities gains, net ...........       2,531         --           --
    Litigation settlement gains,
     net and other income ...............      73,704        4,565        4,421
    Corporate expense ...................     (29,624)     (21,454)     (22,763)
    Interest expense ....................     (31,243)     (36,884)     (58,070)
                                            ---------    ---------    ---------

                                            $ 236,197    $  98,492    $ 109,690
                                            =========    =========    =========

Capital expenditures:
    Kronos ..............................   $  31,066    $  32,703    $  22,310
    General corporate ...................          23        2,856           82
                                            ---------    ---------    ---------

                                            $  31,089    $  35,559    $  22,392
                                            =========    =========    =========

Depreciation, depletion and amortization:
    Kronos ..............................   $  28,989    $  33,047    $  34,341
    General corporate ...................         744          683          204
                                            ---------    ---------    ---------

                                            $  29,733    $  33,730    $  34,545
                                            =========    =========    =========

                                                 Years ended December 31,
                                            -----------------------------------
                                              2000          1999         1998
                                            ---------    ---------    ---------
                                                       (In thousands)

Geographic areas
    Net sales - point of origin:

        Germany .........................   $ 444,050    $ 459,467    $ 451,061
        United States ...................     313,426      299,520      289,701
        Canada ..........................     154,579      162,746      158,967
        Belgium .........................     137,829      138,671      159,558
        Norway ..........................      98,300       88,277       91,112
        Other ...........................      92,691       90,442       96,912
        Eliminations ....................    (318,556)    (330,736)    (352,587)
                                            ---------    ---------    ---------

                                            $ 922,319    $ 908,387    $ 894,724
                                            =========    =========    =========

    Net sales - point of destination:
        Europe ..........................   $ 480,388    $ 478,652    $ 493,942
        United States ...................     283,327      268,037      246,209
        Canada ..........................      53,060       60,834       66,843
        Latin America ...................      27,104       35,308       35,281
        Asia ............................      45,922       41,612       21,042
        Other ...........................      32,518       23,944       31,407
                                            ---------    ---------    ---------

                                            $ 922,319    $ 908,387    $ 894,724
                                            =========    =========    =========


                                                      December 31,
                                        ----------------------------------------
                                           2000           1999           1998
                                        ----------     ----------     ----------
                                                    (In thousands)
Identifiable assets

Net property and equipment:
    Germany .......................     $  173,385     $  190,292     $  223,605
    Canada ........................         57,929         62,334         60,574
    Belgium .......................         46,778         49,146         51,683
    Norway ........................         38,361         39,845         42,336
    Other .........................          7,929          6,841          3,961
                                        ----------     ----------     ----------

                                        $  324,382     $  348,458     $  382,159
                                        ==========     ==========     ==========

Total assets:
    Kronos ........................     $  893,340     $  972,549     $  997,893
    General corporate .............        227,448         83,624        157,752
                                        ----------     ----------     ----------

                                        $1,120,788     $1,056,173     $1,155,645
                                        ==========     ==========     ==========

Note 4 - Marketable securities and securities transactions:

                                                                December 31,
                                                          ---------------------
                                                             2000       1999
                                                          --------     --------
                                                              (In thousands)
Available-for-sale marketable equity securities:
    Unrealized gains .................................    $ 14,912     $  6,700
    Unrealized losses ................................      (1,244)      (2,304)
    Cost .............................................      33,518       10,659
                                                          --------     --------

        Aggregate fair value .........................    $ 47,186     $ 15,055
                                                          ========     ========

        During 2000 the Company purchased 1,000,000 shares of Tremont's common stock in market transactions for an aggregate of $26 million. Before the close of business on December 31, 2000, the Company held 16% of Tremont's outstanding common stock, including approximately 36,000 shares previously held by the Company, and Valhi held an additional 64% of Tremont's outstanding common stock. Effective with the close of business on December 31, 2000, the Company contributed substantially all of its Tremont shares, and Valhi contributed all of its Tremont shares, to a newly formed company, Tremont Group, Inc., in return for a 20% and 80% respective ownership interest in Tremont Group. After the contributions, Tremont Group held the 80% of Tremont previously owned by the Company and Valhi.

        The Company's stock of Tremont Group is redeemable at the option of the Company for fair value based upon the value of the underlying Tremont shares, and the Company accounts for its investment in Tremont Group as an available-for-sale marketable security. The Company also held approximately 1% of Valhi's outstanding common stock at December 31, 2000 and 1999. The Company accounts for investments in its parent companies as "available-for-sale" marketable securities carried at fair value. See Note 1.

        In 2000 the Company received approximately 390,000 shares of common stock pursuant to the demutualization of an insurance company from which the Company had purchased certain insurance policies. The Company recognized a $5.6 million securities gain based on the insurance company's initial public offering price of $14-1/4 per share. The shares were placed in a Voluntary Employees' Beneficiary Association ("VEBA") trust, the assets of which may only be used to pay for certain retiree benefits. The Company accounted for the $5.6 million contribution of the insurance company's common stock to the trust as a reduction of its accrued postretirement benefits cost liability. The shares were sold by the trust in 2000 for $7.8 million or $20 per share. See Notes 10 and 13.

        In 2000 the Company  recognized a $3.1 million  noncash  securities loss
related   to   an    other-than-temporary    decline   in   value   of   certain
available-for-sale securities held by the Company. See Note 13.

Note 5 - Inventories:

                                                                 December 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (In thousands)

Raw materials ............................................   $ 66,061   $ 54,861
Work in process ..........................................      7,117      8,065
Finished products ........................................    107,120    100,824
Supplies .................................................     25,675     27,434
                                                             --------   --------

                                                             $205,973   $191,184
                                                             ========   ========


Note 6 - Investment in TiO2 manufacturing joint venture:

        Kronos Louisiana, Inc. ("KLA"), a wholly owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Americas Inc. ("Tioxide"), a subsidiary of Huntsman ICI Holdings, a 70%-owned subsidiary of Huntsman Corporation. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

        KLA is required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, the Company reports no equity in earnings of LPC. Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's costs. Kronos' share of LPC's interest expense in 1998 was reported as a component of interest expense. Kronos' share of all other net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold.

        LPC made cash distributions of $15.1 million in 2000 and $27.3 million in 1999, equally split between the partners.

        Summary balance sheets of LPC are shown below.


                                                              December 31,
                                                         -----------------------
                                                           2000        1999
                                                         --------       --------

                                                             (In thousands)
           ASSETS

Current assets ...................................       $ 56,063       $ 55,999
Property and equipment, net ......................        264,918        279,567
                                                         --------       --------

                                                         $320,981       $335,566
                                                         ========       ========

   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current .............       $ 18,749       $ 18,234
Partners' equity .................................        302,232        317,332
                                                         --------       --------

                                                         $320,981       $335,566
                                                         ========       ========


        Summary income statements of LPC are shown below.

                                                  Years ended December 31,
                                            ------------------------------------
                                              2000          1999          1998
                                            --------      --------      --------

                                                      (In thousands)

Revenues and other income:
    Kronos ...........................      $ 92,530      $ 85,304      $ 90,392
    Tioxide ..........................        93,366        86,309        89,879
    Interest .........................           578           569           753
                                            --------      --------      --------

                                             186,474       172,182       181,024
                                            --------      --------      --------

Cost and expenses:
    Cost of sales ....................       186,045       171,829       178,803
    General and administrative .......           429           353           348
    Interest .........................          --            --           1,873
                                            --------      --------      --------

                                             186,474       172,182       181,024
                                            --------      --------      --------

        Net income ...................      $   --        $   --        $   --
                                            ========      ========      ========


Note 7 - Accounts payable and accrued liabilities:



                                                             December 31,
                                                     ---------------------------
                                                       2000               1999
                                                     --------           --------
                                                             (In thousands)

Accounts payable .........................           $ 64,553           $ 56,597
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             34,160             35,243
    Interest .............................              5,019              6,761
    Deferred income ......................              4,000              4,000
    Other ................................             40,145             40,531
                                                     --------           --------

                                                       83,324             86,535
                                                     --------           --------

                                                     $147,877           $143,132
                                                     ========           ========


Note 8 - Other noncurrent liabilities:

                                                              December 31,
                                                       -------------------------
                                                        2000              1999
                                                       -------           -------
                                                             (In thousands)

Insurance claims expense ...................           $10,314           $11,688
Employee benefits ..........................             7,721             7,816
Deferred income ............................             4,333             8,333
Other ......................................               904             1,493
                                                       -------           -------

                                                       $23,272           $29,330
                                                       =======           =======

Note 9 - Notes payable and long-term debt:


                                                                December 31,
                                                           ---------------------
                                                             2000        1999
                                                           --------     --------
                                                               (In thousands)

Notes payable ........................................     $ 69,970     $ 57,076
                                                           ========     ========

Long-term debt:
    NL Industries - 11.75% Senior Secured Notes ......     $194,000     $244,000
    Kronos ...........................................        2,093          478
                                                           --------     --------

                                                            196,093      244,478
    Less current maturities ..........................          730          212
                                                           --------     --------

                                                           $195,363     $244,266
                                                           ========     ========


        The Company's $194 million of 11.75% Senior Secured Notes due 2003 (the "Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly owned subsidiary of Kronos, to NL, the interest rate and payment terms of which mirror those of the respective Notes (the "Mirror Notes"). The Notes are also collateralized by a first priority lien on the stock of Kronos.

        In the event of foreclosure, the holders of the Notes would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent of a full and unconditional guarantee of the Notes by Kronos. In lieu of providing separate audited financial statements of Kronos, the Company has included condensed consolidating financial information in accordance with Rule 3-10 (e) of the SEC's Regulation S-X. See Note 21.

        The Company redeemed $50 million (par value) of the Notes on December 29, 2000 at 101.5%. The remaining Notes are redeemable, at the Company's option, at a redemption price of 101.5% of the principal amount, declining to 100% in October 2001. In the event of a Change of Control, as defined in the indenture, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Notes. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among others, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends, merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. At December 31, 2000, $20 million was available for payment of dividends pursuant to the  terms of the  indenture.  The  quoted  market  price of the  Notes per $100
principal   amount  was  $101  and  $103.75  at  December  31,  2000  and  1999,
respectively.

        Notes payable consist of short-term borrowings denominated in non-U.S. currencies due within one year from non-U.S. banks. Borrowings total $70 million (euro 51 million and NOK 200 million) at December 31, 2000 and $57million (euro 57 million) at December 31, 1999. Interest rates on notes payable ranged from 5.33% to 7.92% at December 31, 2000 and from 3.03% to 4.30% at December 31, 1999.

        Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $16 million at December 31, 2000.

        During 1998 the Company redeemed (i) $6 million principal amount of its Senior Secured Notes at par value pursuant to a tender offer; and (ii) the entire issue of its 13% Senior Secured Discount Notes ($187.5 million principal amount at maturity) with premiums ranging between 1.25% and 6% in market transactions or pursuant to a tender offer.

        The aggregate maturities of long-term debt at December 31, 2000 are shown in the table below.


Years ending December 31,                                           Amount
                                                               --------------
                                                               (In thousands)

        2001                                                     $    730
        2002                                                          627
        2003                                                      194,549
        2004                                                           61
        2005                                                           66
        2006                                                           60
                                                                 --------

                                                                 $196,093
                                                                 ========

Note 10 - Employee benefit plans:

Company-sponsored pension plans

        The Company maintains various defined benefit and defined contribution pension plans covering substantially all employees. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan.

        The Company contributes to eligible U.S. employees' accounts an amount equal to approximately 4% (3% in 1999 and 1998) of the employee's annual eligible earnings and partially matches employee contributions to the U.S.
contributory savings plan. The Company also has an unfunded, nonqualified defined contribution plan covering certain executives, and participants' account balances are credited based on a formula involving eligible earnings. The Company's expense related to these plans included in continuing operations was $1.6 million in 2000, $1.1 million in 1999 and $1.3 million in 1998. Expense related to these plans included in discontinued operations was nil in 1998.

        Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.


                                                               December 31,
                                                  -----------------------------------
                                                    2000          1999         1998
                                                    ----          ----         ----
                                                               (Percentages)

Discount rate .................................   6.0 to 7.8   5.8 to 7.5   5.5 to 8.5
Rate of increase in future compensation levels.   3.0 to 4.5   2.5 to 4.5   2.5 to 6.0
Long-term rate of return on plan assets .......   7.0 to 9.0   6.0 to 9.0   6.0 to 9.0


        During 1998 the Company curtailed certain U.S. employee pension benefits and recognized a gain of $1.5 million, which is included in discontinued operations. Plan assets are comprised primarily of investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts.

        SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates will change the actuarial valuation of accrued pension liabilities, pension expense and funding requirements in future periods.

        The components of the net periodic defined benefit pension cost, excluding curtailment (gain) loss and discontinued operations, are set forth below.

                                                                 Years ended December 31,
                                                            --------------------------------
                                                              2000        1999       1998
                                                            --------    --------    --------
                                                                    (In thousands)

Net periodic pension cost:
    Service cost benefits ...............................   $  4,063    $  3,942    $  3,835
    Interest cost on projected benefit obligation ("PBO")     15,088      16,170      15,669
    Expected return on plan assets ......................    (15,403)    (15,567)    (15,172)
    Amortization of prior service cost ..................        238         267         332
    Amortization of net transition obligation ...........        530         578         173
    Recognized actuarial losses .........................        226       1,144         385
                                                            --------    --------    --------

                                                            $  4,742    $  6,534    $  5,222
                                                            ========    ========    ========

        The funded status of the Company's defined benefit pension plans is set forth below.


                                                               December 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
                                                              (In thousands)
Change in PBO:
    Beginning of year ................................   $ 260,186    $ 296,013
    Service cost .....................................       4,063        3,942
    Interest .........................................      15,088       16,170
    Participant contributions ........................       1,027          939
    Actuarial (gain) loss ............................       1,022      (14,303)
    Benefits paid ....................................     (16,993)     (16,345)
    Change in currency exchange rates ................     (16,038)     (26,230)
                                                         ---------    ---------

        End of year ..................................     248,355      260,186
                                                         ---------    ---------

Change in fair value of plan assets:
    Beginning of year ................................     218,942      221,035
    Actual return on plan assets .....................      11,762       21,444
    Employer contributions ...........................      16,558       11,236
    Participant contributions ........................       1,027          939
    Benefits paid ....................................     (16,993)     (16,345)
    Change in currency exchange rates ................     (14,312)     (19,367)
                                                         ---------    ---------

        End of year ..................................     216,984      218,942
                                                         ---------    ---------

Funded status at year end:
    Plan assets less than PBO ........................     (31,371)     (41,244)
    Unrecognized actuarial loss ......................      24,191       21,603
    Unrecognized prior service cost ..................       1,693        2,137
    Unrecognized net transition obligation ...........         786          514
                                                         ---------    ---------

                                                         $  (4,701)   $ (16,990)
                                                         =========    =========

Amounts recognized in the balance sheet:
    Prepaid pension cost .............................   $  22,789    $  23,271
    Accrued pension cost:
        Current ......................................      (6,270)      (9,071)
        Noncurrent ...................................     (21,220)     (32,946)
    Accumulated other comprehensive income (loss) ....        --          1,756
                                                         ---------    ---------

                                                         $  (4,701)   $ (16,990)
                                                         =========    =========

        Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2000, 76% of the projected benefit obligations of such plans relate to non-U.S. plans (1999 - 75%).


                                                             December 31,
                                                       -------------------------
                                                        2000              1999
                                                       --------         --------
                                                            (In thousands)

Projected benefit obligation .................         $190,141         $194,204
Accumulated benefit obligation ...............          169,077          164,262
Fair value of plan assets ....................          149,767          146,435


Incentive bonus programs

        Certain employees are eligible to participate in the Company's various incentive bonus programs. The programs provide for annual payments, which may be in the form of cash or NL common stock. The amount of the annual payment paid to an employee, if any, is based on formulas involving the profitability of Kronos in relation to the annual operating plan and, for most of these employees, individual performance.

Postretirement benefits other than pensions

        In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Certain of the Company's Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for the Company. In 1989 the Company began phasing out such benefits for currently active U.S. employees over a ten-year period and U.S. employees retiring after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. With the exception of the $5.6 million contributed to the VEBA trust discussed in Note 4, the Company's policy is to fund medical claims as they are incurred, net of any contributions by the retirees.

        For measuring the OPEB liability at December 31, 2000, the expected rate of increase in health care costs is 8.5% in 2001 decreasing to 5.5% in 2007. Other weighted-average assumptions used to measure the liability and expense are presented below.

                                                                 December 31,
                                                            -----------------------
                                                            2000     1999      1998
                                                            ----     ----      ----
                                                                 (Percentages)

Discount rate .......................................        7.3      7.5      6.5
Long-term rate for compensation increases ...........        6.0      6.0      6.0
Long-term rate of return on plan assets .............        7.7      9.0      9.0


        Variances from actuarially assumed rates will change accrued OPEB liabilities, net periodic OPEB expense and funding requirements in future periods. If the health care cost trend rate was increased (decreased) by one percentage point for each year, postretirement benefit expense would have increased approximately $.1 million (decreased by $.1 million) in 2000, and the projected benefit obligation at December 31, 2000 would have increased by approximately $1.7 million (decreased by $1.5 million). During 1998, as a result of the sale of Rheox, the Company settled certain U.S. employee OPEB benefits and recognized a $3.2 million gain, all of which is included in discontinued operations.

        The components of the Company's net periodic postretirement benefit cost, excluding curtailment and settlement gains and discontinued operations, are set forth below. The net periodic postretirement benefit costs included in discontinued operations excluding the settlement gain was nil in 1998.


                                                    Years ended December 31,
                                                -------------------------------
                                                  2000         1999       1998
                                                -------     -------     -------
                                                        (In thousands)

Net periodic OPEB cost (benefit):
    Service cost benefits ..................    $    84     $    40     $    43
    Interest cost on PBO ...................      2,646       2,069       2,393
    Expected return on plan assets .........       (521)       (526)       (583)
    Amortization of prior service cost .....     (2,075)     (2,075)     (2,075)
    Recognized actuarial losses (gains) ....         24        (573)       (811)
                                                -------     -------     -------

                                                $   158     $(1,065)    $(1,033)
                                                =======     =======     =======

                                                             December 31,
                                                        -----------------------
                                                           2000           1999
                                                        --------       --------

                                                             (In thousands)
Change in PBO:
    Beginning of year ............................      $ 37,354       $ 33,812
    Service cost .................................            84             40
    Interest cost ................................         2,646          2,069
    Actuarial losses .............................         1,672          5,714
    Benefits paid from:
        Company funds ............................        (1,790)        (3,316)
        Plan assets ..............................        (2,859)        (1,078)
    Change in currency exchange rates ............           (67)           113
                                                        --------       --------

        End of year ..............................        37,040         37,354
                                                        --------       --------

Change in fair value of plan assets:
    Beginning of year ............................         5,968          6,365
    Actual return on plan assets .................         2,705            206
    Employer contributions .......................         6,028            475
    Benefits paid ................................        (2,859)        (1,078)
                                                        --------       --------

        End of year ..............................        11,842          5,968
                                                        --------       --------

Funded status at year end:
    Plan assets less than PBO ....................       (25,198)       (31,386)
    Unrecognized actuarial gain ..................        (1,135)          (575)
    Unrecognized prior service cost ..............        (7,858)        (9,933)
                                                        --------       --------

                                                        $(34,191)      $(41,894)
                                                        ========       ========

Amounts recognized in the balance sheet:
    Current ......................................      $ (4,787)      $ (4,789)
    Noncurrent ...................................       (29,404)       (37,105)
                                                        --------       --------

                                                        $(34,191)      $(41,894)
                                                        ========       ========

                                            F-27

Note 11 - Shareholders' equity:

Common stock

                                                    Shares of common stock
                                              ----------------------------------
                                                         Treasury
                                              Issued      stock     Outstanding
                                              ------     --------   -----------
                                                       (In thousands)

Balance at December 31, 1997 ..........       66,839       15,572        51,267
    Treasury shares reissued ..........         --           (544)          544
                                              ------       ------        ------

Balance at December 31, 1998 ..........       66,839       15,028        51,811
    Treasury shares acquired ..........         --            552          (552)
    Treasury shares reissued ..........         --            (25)           25
                                              ------       ------        ------

Balance at December 31, 1999 ..........       66,839       15,555        51,284
    Treasury shares acquired ..........         --          1,682        (1,682)
    Treasury shares reissued ..........         --           (450)          450
                                              ------       ------        ------

Balance at December 31, 2000 ..........       66,839       16,787        50,052
                                              ======       ======        ======


        Pursuant to its share repurchase program, the Company purchased 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000 and 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999. Approximately 766,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

        The Company reinstated a regular quarterly dividend in June 1998 and subsequently paid three quarterly $.03 per share cash dividends in 1998. In February 1999 the Company increased the regular quarterly dividend to $.035 per share and subsequently paid four quarterly $.035 per share cash dividends in 1999. In February 2000 the Company increased the regular quarterly dividend to $.15 per share and subsequently paid three quarterly $.15 per share cash dividends in the first nine months of 2000. In October 2000 the Company increased the regular quarterly dividend to $.20 per share and subsequently paid a quarterly $.20 per share cash dividend in the fourth quarter of 2000. On February 7, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 14, 2001 to be paid on March 28, 2001.

Common stock options

        The NL Industries, Inc. 1998 Long-Term Incentive Plan (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("the Predecessor Option Plan") remain outstanding at December 31, 2000, no additional options may be granted under the Predecessor Option Plan.

        Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2000, 4,147,000 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

        In addition to the NL Option Plan, the Company had a stock option plan for its nonemployee directors that expired in 1998. At December 31, 2000, there were options to acquire 2,000 shares of common stock outstanding under this plan, all of which were fully vested. Future grants to directors are expected to be granted from the NL Option Plan.

        Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the nonemployee director plan are summarized in the table below.

                                                       Exercise price    Amount
                                                         per share       payable
                                                   --------------------    upon
                                        Shares        Low       High     exercise
                                        ------     ---------  ---------  --------
                                        (In thousands, except per share amounts)

Outstanding at December 31, 1997        2,845      $    4.81  $   24.19  $ 34,761


    Granted ....................          474          17.97      21.97     9,334
    Exercised ..................         (960)          4.81      17.25    (8,740)
    Forfeited ..................         (240)          5.00      19.97    (4,336)
                                        -----      ---------  ---------  --------
Outstanding at December 31, 1998        2,119           5.00      24.19    31,019

    Granted ....................          410          11.28      15.19     5,377
    Exercised ..................          (25)          5.00      11.81      (209)
    Forfeited ..................          (67)          8.69      22.63    (1,244)
                                        -----      ---------  ---------  --------
Outstanding at December 31, 1999        2,437           5.00      24.19    34,943

    Granted ....................          432          14.25      14.44     6,165
    Exercised ..................         (918)          5.00      17.97    (9,508)
    Forfeited ..................         (349)          8.69      24.19    (7,237)
                                        -----      ---------  ---------  --------
Outstanding at December 31, 2000        1,602      $    5.00  $   21.97  $ 24,363
                                        =====      =========  =========  ========


        At December 31, 2000, 1999 and 1998 options to purchase 363,480, 1,255,901 and 957,861 shares, respectively, were exercisable and options to purchase 340,800 shares become exercisable in 2001. All of the exercisable options at December 31, 2000 had exercise prices less than the Company's December 31, 2000 quoted market price of $24.25 per share. Outstanding options at December 31, 2000 expire at various dates through 2010, with a weighted-average remaining life of eight years.

        The pro forma information required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted-average fair values of options granted during 2000, 1999 and 1998 were $4.83, $6.94 and $9.78 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2000, 1999 and 1998: stock price volatility of 48%, 50% and 51% in 2000, 1999 and 1998, respectively; risk-free rate of return of

5% in 2000, 6% in 1999 and 4% in 1998;  dividend yield of 4.9% in 2000,  1.2% in
1999 and .9% in 1998; and an expected term of 9 years in 2000 and 1999 and 8 years in 1998. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

        The Company's pro forma net income and basic net income per common share were as follows. The pro forma impact on earnings per common share for 2000, 1999 and 1998 is not necessarily indicative of future effects on earnings per share.


                                                               Years ended December 31,
                                                    -------------------------------------------
                                                        2000            1999            1998
                                                    -----------     -----------     -----------
                                                      (In thousands except per share amounts)

Net income - as reported ......................     $   154,609     $   159,771     $   366,678
Net income - pro forma ........................     $   152,201     $   156,868     $   363,843
Net income per basic common share - as reported     $      3.07     $      3.09     $      7.13
Net income per basic common share - pro forma .     $      3.02     $      3.03     $      7.07


Preferred stock

        The Company is authorized to issue a total of five million shares of preferred stock. The rights of preferred stock as to dividends, redemption, liquidation and conversion are determined upon issuance.

Note 12 - Income taxes:

        The components of (i) income from continuing operations before income taxes and minority interest ("pretax income"), (ii) the difference between the provision for income taxes attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the provision for income taxes and (iv) the comprehensive tax provision are presented below.

                                                Years ended December 31,
                                      ------------------------------------------
                                        2000             1999             1998
                                      --------         --------         --------
                                                    (In thousands)
Pretax income:
    U.S .....................         $ 73,646         $ 23,642         $ 57,638
    Non-U.S .................          162,551           74,850           52,052
                                      --------         --------         --------

                                      $236,197         $ 98,492         $109,690
                                      ========         ========         ========

                                                                      Years ended December 31,
                                                               ------------------------------------
                                                                 2000          1999         1998
                                                               --------      --------      --------

                                                                           (In thousands)


Expected tax expense .....................................     $ 82,669      $ 34,472      $ 38,391
Non-U.S. tax rates .......................................       (6,445)        6,119         2,507
Resolution of German income tax audits ...................       (5,500)      (36,490)         --
Change in valuation allowance:
    Corporate restructuring in Germany and other .........         --         (77,580)         --
    Change in German income tax law ......................         --          24,070          --
    Recognition of certain deductible tax attributes which
      previously did not meet the "more-likely-than-not" .       (2,600)      (15,807)      (19,143)
      recognition criteria
Incremental tax on income of companies not included in the
  NL Tax Group ...........................................        1,943         2,747         4,277
German rate change adjustment of deferred taxes ..........        5,695          --            --
Refund of prior-year German dividend withholding taxes ...         --            --          (8,219)
U.S. state income taxes ..................................        1,348          (680)          307
Other, net ...............................................        1,310        (1,452)        1,668
                                                               --------      --------      --------

    Income tax expense (benefit) .........................     $ 78,420      $(64,601)     $ 19,788
                                                               ========      ========      ========

Provision for income taxes:
    Current income tax expense (benefit):
        U.S. federal .....................................     $ (8,255)     $    193      $    850
        U.S. state .......................................          622        (2,489)          307
        Non-U.S ..........................................       45,867        24,467        13,643
                                                               --------      --------      --------

                                                                 38,234        22,171        14,800
                                                               --------      --------      --------

    Deferred income tax expense (benefit):
        U.S. federal .....................................       32,128       (47,426)        2,112
        U.S. state .......................................          726         1,809          --
        Non-U.S ..........................................        7,332       (41,155)        2,876
                                                               --------      --------      --------
                                                                 40,186       (86,772)        4,988
                                                               --------      --------      --------

                                                               $ 78,420      $(64,601)     $ 19,788
                                                               ========      ========      ========

Comprehensive provision (benefit) for
  income taxes allocable to:
      Pretax income ......................................     $ 78,420      $(64,601)     $ 19,788
      Discontinued operations ............................         --            --          87,000
      Extraordinary item .................................         (394)         --          (5,698)
      Additional paid-in capital .........................       (3,224)          (16)       (3,796)
      Other comprehensive income - marketable securities .        3,244          (883)          108
                                                               --------      --------      --------

                                                               $ 78,046      $(65,500)     $ 97,402
                                                               ========      ========      ========

        The components of the net deferred tax liability are summarized below:

                                                                          December 31,
                                                      --------------------------------------------------------
                                                                 2000                     1999
                                                                 ----                     ----
                                                             Deferred tax                   Deferred tax
                                                      --------------------------    --------------------------
                                                       Assets        Liabilities     Assets        Liabilities
                                                      ---------      -----------    ---------      -----------
                                                                            (In thousands)

Tax effect of temporary differences relating to:
    Inventories .................................     $   4,027      $  (2,966)     $   4,025      $  (2,086)
    Property and equipment ......................        61,738        (53,753)        96,548        (53,313)
    Accrued postretirement benefits cost ........        13,145           --           14,575           --
    Accrued (prepaid) pension cost ..............         4,348        (22,928)         6,288        (24,830)
    Accrued environmental costs .................        37,761           --           37,439           --
    Noncompete agreement ........................         2,917           --            4,317           --
    Other accrued liabilities and deductible
      differences ...............................        18,327           --           16,878           --
    Other taxable differences ...................          --         (122,561)          --          (87,041)
Tax on unremitted earnings of non-U.S
  subsidiaries ..................................          --           (4,396)          --          (20,727)
Tax loss and tax credit carryforwards ...........       119,064           --          144,985           --
Valuation allowance .............................      (190,312)          --         (233,595)          --
                                                      ---------      ---------      ---------      ---------

    Gross deferred tax assets (liabilities) .....        71,015       (206,604)        91,460       (187,997)

Reclassification, principally netting by
  tax jurisdiction ..............................       (59,109)       59,109         (79,445)        79,445
                                                      ---------      ---------      ---------      ---------

    Net total deferred tax assets (liabilities) .        11,906       (147,495)        12,015       (108,552)
    Net current deferred tax assets (liabilities)        11,673         (1,822)        11,974           (326)
                                                      ---------      ---------      ---------      ---------

    Net noncurrent deferred tax assets
      (liabilities)..............................     $     233      $(145,673)     $      41      $(108,226)
                                                      =========      =========      =========      =========


        Changes in the Company's deferred income tax valuation allowance are summarized below. The deductible temporary differences in 1998 include items that have been reported as discontinued operations.

                                                                               Years ended December 31,
                                                                        ---------------------------------------
                                                                           2000           1999           1998
                                                                        ---------      ---------      ---------
                                                                                     (In thousands)


Balance at the beginning of year ..................................     $ 233,595      $ 134,477      $ 188,585

    Recognition of certain deductible tax attributes which
      previously did not meet the "more-likely-than-not"
      recognition criteria ........................................        (2,600)       (70,946)       (64,274)
    Increase in certain deductible temporary differences which the Company believes do not meet the "more-likely-than-
      not" recognition criteria ...................................          --            1,629          6,964
    Offset to the change in gross deferred income tax assets
      due principally to redeterminations of certain tax attributes
      and implementation of certain tax planning strategies .......       (24,955)       183,150         (3,734)
    Foreign currency translation ..................................       (15,728)       (14,715)         6,936
                                                                        ---------      ---------      ---------

Balance at the end of year ........................................     $ 190,312      $ 233,595      $ 134,477
                                                                        =========      =========      =========

        A reduction in the German "base" income tax rate from 30% to 25%, enacted in October 2000, became effective January 1, 2001. The reduction in the German income tax rate resulted in $5.7 million of additional deferred income tax expense in the fourth quarter of 2000 due to a reduction of the Company's deferred income tax asset related to certain German tax attributes. The Company does not expect its future current income tax expense to be affected by the rate change in Germany.

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including interest.

        The Company has received tax assessments from the Norwegian tax authorities proposing tax deficiencies including related interest of approximately NOK 38 million ($4.3 million at December 31, 2000) relating to 1994 and 1996. The Company is currently litigating the primary issue related to the 1994 assessment and in February 2001 the Norwegian Appeals Court ruled in favor of the Norwegian tax authorities. The Company has appealed the case to the Norwegian Supreme Court and believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. The Company has granted a lien for the 1994 and 1996 tax assessments on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 12.7 million ($11.8 million at December 31, 2000). The Company has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit.

        No  assurance  can be  given  that the  Company's  tax  matters  will be favorably resolved due to the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

        At December 31, 2000, the Company had, for U.S. federal income tax purposes, a net operating loss carryforward of approximately $3 million which expires in 2019. The Company also has approximately $315 million of income tax loss carryforwards in Germany with no expiration date. In 1998 the Company utilized $13 million of alternative minimum tax credit carryforwards (the benefit of which was recognized in discontinued operations) to reduce U.S. federal income tax expense. Unutilized foreign tax credit carryovers of $2 million and $6 million expired in 1999 and 1998, respectively.

Note 13 - Other income, net:


                                                  Years ended December 31,
                                           ------------------------------------
                                             2000        1999        1998
                                           --------      --------      --------

                                                   (In thousands)
Securities earnings:
    Interest and dividends ...........     $  8,346      $  6,597      $ 14,921
    Securities gains, net ............        2,531          --            --
                                           --------      --------      --------
                                             10,877         6,597        14,921
Currency transaction gains, net ......        6,499        10,161         4,157
Noncompete agreement income ..........        4,000         4,000         3,667
Trade interest income ................        2,333         2,365         2,115
Disposition of property and equipment        (1,562)         (429)         (768)
Other, net ...........................        1,136           952         1,361
                                           --------      --------      --------

                                           $ 23,283      $ 23,646      $ 25,453
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

Note 14 - Litigation settlement gains, net:

        In June 2000 the Company recognized a $43 million net gain from a settlement with one of its two principal former insurance carriers, and in December 2000 the Company recognized a $26.5 million net gain from a settlement with certain members of the other principal former insurance carrier. The settlement gains are stated net of $3.1 million in commissions, and the gross settlement proceeds of $72.6 million were transferred by the carriers to special purpose trusts established to pay future remediation and other environmental expenditures of the Company. A settlement with remaining members of the second carrier group was reached in January 2001, and the Company expects to recognize a $10 million gain in the first quarter of 2001. The settlements resolved court proceedings that the Company initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures.

Note 15 - Other items:

        Advertising expense included in continuing operations is expensed as incurred and was $1 million in each of 2000, 1999 and 1998.

        Research, development and certain sales technical support costs included in continuing operations is expensed as incurred and approximated $6 million in 2000 and $7 million in each of 1999 and 1998.

        Interest capitalized related to continuing operations in connection with long-term capital projects was nil in each of 2000 and 1999 and $1 million in 1998.

Note 16 - Related party transactions:

        The  Company  may be deemed  to be  controlled  by  Harold  C.  Simmons.
Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in this Annual Report on Form 10-K, the Company from time to time considers, reviews and evaluates and understands that Contran, Valhi and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, and restrictions under the indentures and other agreements, it is possible that the Company might be a party to one or more such transactions in the future.

        It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

        The Company is a party to an intercorporate services agreement with Contran (the "Contran ISA") whereby Contran provides certain management services to the Company on a fee basis. Intercorporate services fee expense related to the Contran ISA was and $1.0 million in each of 2000, 1999 and 1998.

        The Company is a party to an intercorporate services agreement with Valhi (the "Valhi ISA") whereby Valhi and the Company provide certain management, financial and administrative services to each other on a fee basis. Net intercorporate services fee expense related to the Valhi ISA was $.2 million in 2000, $.1 million in 1999 and nil in 1998.

        The Company is party to an intercorporate services agreement with Tremont (the "Tremont ISA"). Under the terms of the contract, the Company provides certain management and financial services to Tremont on a fee basis. Intercorporate services fee income related to the Tremont ISA was $.1 million in each of 2000, 1999 and 1998.

        The Company is party to an intercorporate services agreement (the "Timet ISA") with Titanium Metals Corporation ("Timet"), approximately 47% of the outstanding common stock of which is currently held by Tremont and another entity related to Harold C. Simmons. Under the terms of the contract, the Company provides certain management and financial services to Timet on a fee basis. Intercorporate services fee income related to the Timet ISA was $.3 million in each of 2000, 1999 and 1998.

        The Company is party to an intercorporate services agreement (the "CompX ISA") with CompX International, Inc. ("CompX"), a subsidiary of Valhi. Under the terms of the contract, the Company provides certain management and administrative services to CompX on a fee basis. Intercorporate services fee income related to the CompX ISA was $.2 million in 2000 and $.1 million in each of 1999 and 1998.

        Purchases of TiO2 from LPC were $92.5 in 2000, $85.3 million in 1999 and $89.0 million in 1998.

        The Company and Tall Pines Insurance Company ("Tall Pines") (formerly NL Insurance, Ltd. of Vermont), a wholly owned subsidiary of Tremont, are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by Tall Pines that (i) arise out of claims against other entities for which the Company is contractually responsible and (ii) are subject to payment by Tall Pines under certain reinsurance contracts. Also, Tall Pines will credit the Company with respect to certain underwriting profits or credit recoveries that Tall Pines receives from independent reinsurers that relate to retained liabilities. At December 31, 2000, the Company has $9.7 million of restricted cash that collateralizes certain of Tall Pines' outstanding letters of credit.

        Tall Pines, Valmont and EWI RE, Inc. ("EWI") provide for or broker certain of the Company's, its joint venture's and its affiliates' insurance policies. Valmont is a wholly owned insurance company of Valhi. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such son-in-law provides advisory services to EWI as requested by EWI. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The Company and its joint venture paid approximately $5.7 million, $3.7 million and $3.0 million in 2000, 1999 and 1998, respectively, for policies provided or brokered by Tall Pines, Valmont and EWI. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2001.

        In February 2001 NL Environmental Management Services, Inc., a majority-owned subsidiary of the Company, loaned $13.4 million to Tremont. The loan bears interest at prime plus 2%, is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont.

        During 2000 the Company purchased 414,000 shares of its common stock from officers and directors of the Company for an aggregate of $9.4 million. Such purchases were at market prices on the respective dates of purchase.

        Amounts receivable from and payable to affiliates are summarized in the following table.

                                                              December 31,
                                                        ------------------------
                                                         2000             1999
                                                        -------          -------
                                                            (In thousands)
Receivable from affiliates:
    Timet ....................................          $     1          $   310
    CompX ....................................               82              176
    Other ....................................              131              261
                                                        -------          -------
                                                        $   214          $   747
                                                        =======          =======

Payable to affiliates:
    Tremont Corporation ......................          $ 1,923          $ 2,859
    LPC ......................................            8,711            8,381
                                                        -------          -------
                                                        $10,634          $11,240
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

        Net rent expense included in continuing operations aggregated $9 million in each of 2000 and 1999 and $7 million in 1998. At December 31, 2000, minimum rental commitments under the terms of noncancellable operating leases, excluding discontinued operations, were as follows:


Years ending December 31,                            Real Estate        Equipment
                                                     -----------        ---------
                                                            (In thousands)

 2001                                                  $ 1,985           $ 1,496
 2002                                                    1,780               808
 2003                                                    1,630               464
 2004                                                    1,243               295
 2005                                                    1,094                77
 2006 and thereafter                                    18,886                20
                                                       -------           -------
                                                       $26,618           $ 3,160
                                                       =======           =======

Capital expenditures

        At December 31, 2000, the estimated cost to complete capital projects in process approximated $16 million, including $4 million to complete an expansion project increasing finishing capacity at the Company's Belgian facility.

Purchase commitments

        The Company has long-term supply contracts that provide for the Company's chloride feedstock requirements through 2003. The agreements require the Company purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $155 million.

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

        At December 31, 2000, the Company had accrued $110 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $170 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the settlements in 2000 discussed in Note 14.

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

Concentrations of credit risk

        Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 25% of net sales in each of the last three years. Approximately one-half of the Company's TiO2 sales by volume were to Europe in each of the past three years and approximately 37% in each of 1998, 1999 and 2000 of sales were attributable to North America.

        Consolidated cash, cash equivalents, current and noncurrent restricted cash equivalents includes $159 million and $78 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 2000 and 1999, respectively, of which $67 million and $58 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

Note 18 - Financial instruments:

        Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.


                                                                  December 31,           December 31,
                                                                      2000                   1999
                                                              --------------------   -------------------
                                                              Carrying      Fair     Carrying      Fair
                                                               Amount      Value      Amount      Value
                                                              --------     -----     --------     -----
                                                                           (In millions)

Cash, cash equivalents, current and noncurrent
  restricted cash equivalents ..........................     $  207.6   $    207.6   $  151.8   $  151.8
Marketable securities - classified as available-for-sale         47.2         47.2       15.1       15.1

Notes payable and long-term debt:
    Fixed rate with market quotes - Senior Secured Notes     $  194.0   $    195.9   $  244.0   $  253.2
    Variable rate debt .................................         72.1         72.1       57.6       57.6

Common shareholders' equity ............................     $  344.5   $  1,213.8   $  271.1   $  774.1


        Fair value of the Company's marketable securities and Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity is based upon quoted market prices for NL's common stock at the end of the year. The Company held no derivative financial instruments at December 31, 2000 or 1999.

Note 19 - Quarterly financial data (unaudited):


                                                                 Quarter ended
                                                   -----------------------------------------
                                                   March 31   June 30    Sept. 30   Dec. 31
                                                   --------   --------   --------   --------
                                                    (In thousands, except per share amounts)

Year ended December 31, 2000:


    Net sales ..................................   $231,009   $251,126   $242,309   $197,875
    Cost of sales ..............................    159,265    164,033    159,021    128,130
    Operating income ...........................     46,235     62,743     57,511     45,994
    Income from continuing operations ..........     23,708     63,438     30,169     38,026(a)
    Net income .................................     23,708     63,438     30,169     37,294(a)

    Earnings per share:
        Basic:
            Income from continuing operations ..   $    .47   $   1.26   $    .60   $    .76(a)
                                                   ========   ========   ========   ========
            Net income .........................   $    .47   $   1.26   $    .60   $    .75(a)
                                                   ========   ========   ========   ========
        Diluted:
            Income from continuing operations ..   $    .46   $   1.25   $    .60   $    .75(a)
                                                   ========   ========   ========   ========
            Net income .........................   $    .46   $   1.25   $    .60   $    .74(a)
                                                   ========   ========   ========   ========

    Weighted average common shares and potential
      common shares outstanding:
        Basic ..................................     50,920     50,499     50,203     50,045
        Diluted ................................     51,154     50,850     50,606     50,385

Year ended December 31, 1999:

    Net sales ..................................   $201,569   $232,568   $242,621   $231,629
    Cost of sales ..............................    147,040    167,779    181,745    165,751
    Operating income ...........................     30,961     44,136     34,759     35,812
    Net income .................................     13,940    111,823     17,146     16,862

    Earnings per share - net income:
        Basic ..................................   $    .27   $   2.16   $    .33   $    .33
                                                   ========   ========   ========   ========
        Diluted ................................   $    .27   $   2.16   $    .33   $    .33
                                                   ========   ========   ========   ========

    Weighted average common shares and potential
      common shares outstanding:
        Basic ..................................     51,819     51,826     51,835     51,614
        Diluted ................................     51,870     51,883     51,943     51,758


(a) Income from continuing operations in the fourth quarter of 2000 includes a $26.5 million pretax net litigation settlement gain (see Note 14) and a $3.1 million noncash securities loss (see Note 4). Net income in the fourth quarter of 2000 also includes a $.7 million extraordinary item for early extinguishment of debt, net of tax.

Note 20 - Discontinued operations:

        The Company sold the net assets of its Rheox specialty chemical business to Elementis plc for $465 million cash (before fees and expenses) in January 1998, including $20 million attributable to a five-year agreement by the Company not to compete in the rheological products business. The Company recognized an after-tax gain of approximately $286 million on the sale of this business segment. As a result of the sale, the Company has presented the results of this business segment as discontinued operations.

        Condensed income statement related to discontinued operations for the month ended January 31, 1998 is as follows. Interest expense has been allocated to discontinued operations based on the amount of debt specifically attributed to Rheox's operations.


                                                                      Month ended
                                                                       January 31,
                                                                          1998
                                                                    --------------
                                                                    (In thousands)

Net sales ......................................................      $  12,630
Other expense, net .............................................            (50)
                                                                      ---------

                                                                         12,580
                                                                      ---------

Cost of sales ..................................................          6,969
Selling, general and administrative ............................          2,737
Interest expense ...............................................            771
                                                                      ---------

                                                                         10,477
                                                                      ---------

    Income before income taxes .................................          2,103

Income tax expense .............................................            778
                                                                      ---------

                                                                          1,325

Gain from sale of Rheox, net of tax expense of $86,222 .........        286,071
                                                                      ---------

                                                                      $ 287,396
                                                                      =========


        Condensed cash flow data for Rheox (excluding dividends paid to, contributions received from and intercompany loans with NL) is presented below.

                                                                     Month ended
                                                                     January 31,
                                                                        1998
                                                                    --------------
                                                                    (In thousands)
Cash flows from:
    Operating activities ......................................       $ (30,587)
    Investing activities - capital expenditures ...............             (26)
    Financing activities - indebtedness, net ..................        (117,500)
                                                                      ---------

        Net change from operating, investing and
          financing activities ................................       $(148,113)
                                                                      =========

Note 21 - Condensed consolidating financial information:

        The Company's 11.75% Senior Secured Notes are collateralized by a series of intercompany notes to NL (the "Parent Issuer"). The Notes are also collateralized by a first priority lien on the stock of Kronos. A second priority lien on the stock of NL Capital Corporation ("NLCC") collateralized the notes until February 2000, at such time it was merged into KII and became included in the first priority lien on the stock of Kronos.

        In the event of foreclosure, the holders of the Notes would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent of a joint and several, full and unconditional guarantee of the Notes by Kronos and, prior to its merger into KII, NLCC.

        Management believes that separate audited financial statements would not provide additional material information that would be useful in assessing the financial position of Kronos and NLCC (the "Guarantor Subsidiaries"). In lieu of providing separate audited financial statements of the Guarantor Subsidiaries, the Company has included condensed consolidating financial information of the Parent Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries in accordance with Rule 3-10 (e) of the SEC's Regulation S-X. The Guarantor Subsidiaries and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Issuer.

        Investments in subsidiaries are accounted for by NL under the equity method, wherein the parent company's share of earnings is included in net income. The elimination entries eliminate the parent's investment in subsidiaries and the equity in earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries.

                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                            Condensed Consolidating Balance Sheet
                                      December 31, 2000
                                        (In thousands)



                                                                      Combined
                                      NL Industries,                Non-guarantor
                                           Inc.       Kronos, Inc.  Subsidiaries   Eliminations    Consolidated
                                      --------------  ------------  -------------  ------------    ------------

                     ASSETS
Current assets:
    Cash and cash equivalents ......   $     3,632   $    52,979   $    63,767    $      --      $   120,378
    Restricted cash equivalents ....        69,242          --            --             --           69,242
    Accounts and notes receivable ..           172       131,295            73           --          131,540
    Receivable from affiliates .....         6,189          --             216         (6,191)           214
    Refundable income taxes ........        10,512         1,790          --             --           12,302
    Inventories ....................          --         205,973          --             --          205,973
    Prepaid expenses ...............           347         2,111          --             --            2,458
    Deferred income taxes ..........         6,394         5,279          --             --           11,673
                                       -----------   -----------   -----------    -----------    -----------

        Total current assets .......        96,488       399,427        64,056         (6,191)       553,780
                                       -----------   -----------   -----------    -----------    -----------

Other assets:
    Investment in subsidiaries .....       687,300          --             285       (687,585)          --
    Marketable securities ..........           452          --          46,734           --           47,186
    Notes receivable from affiliates       194,000       301,695        23,000       (518,695)          --
    Investment in joint venture ....          --         150,002          --             --          150,002
    Prepaid pension cost ...........         1,772        21,017          --             --           22,789
    Restricted cash equivalents ....        17,942          --            --             --           17,942
    Other ..........................         1,739         2,968          --             --            4,707
                                       -----------   -----------   -----------    -----------    -----------

        Total other assets .........       903,205       475,682        70,019     (1,206,280)       242,626
                                       -----------   -----------   -----------    -----------    -----------

Property and equipment, net ........         4,425       319,957          --             --          324,382
                                       -----------   -----------   -----------    -----------    -----------

                                       $ 1,004,118   $ 1,195,066   $   134,075    $(1,212,471)   $ 1,120,788
                                       ===========   ===========   ===========    ===========    ===========

                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet, (Continued)
                                      December 31, 2000
                                        (In thousands)

                                                                                Combined
                                                NL Industries,                Non-guarantor
                                                    Inc.       Kronos, Inc.   Subsidiaries    Eliminations    Consolidated
                                                -----------    -----------    -------------   ------------    ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Notes payable ..........................    $      --      $    69,970    $      --       $      --       $    69,970
    Current maturities of long-term debt ...           --              730           --              --               730
    Accounts payable and accrued liabilities         29,144        123,555         48,485            --           201,184
    Payable to affiliates ..................          2,140         14,073            612          (6,191)         10,634
    Income taxes ...........................           --           13,604             12            --            13,616
    Deferred income taxes ..................           --            1,822           --              --             1,822
                                                -----------    -----------    -----------     -----------     -----------

        Total current liabilities ..........         31,284        223,754         49,109          (6,191)        297,956
                                                -----------    -----------    -----------     -----------     -----------

Noncurrent liabilities:
    Long-term debt .........................        194,000          1,363           --              --           195,363
    Notes payable to affiliate .............        324,695        194,000           --          (518,695)           --
    Deferred income taxes ..................         70,985         73,699            989            --           145,673
    Accrued pension cost ...................          1,438         19,782           --              --            21,220
    Accrued postretirement benefits cost ...         15,039         14,365           --              --            29,404
    Other ..................................         22,189         16,511         41,705            --            80,405
                                                -----------    -----------    -----------     -----------     -----------

        Total noncurrent liabilities .......        628,346        319,720         42,694        (518,695)        472,065
                                                -----------    -----------    -----------     -----------     -----------

Minority interest ..........................           --              299          5,980            --             6,279
                                                -----------    -----------    -----------     -----------     -----------

Shareholders' equity .......................        344,488        651,293         36,292        (687,585)        344,488
                                                -----------    -----------    -----------     -----------     -----------

                                                $ 1,004,118    $ 1,195,066    $   134,075     $(1,212,471)    $ 1,120,788
                                                ===========    ===========    ===========     ===========     ===========

                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                            Condensed Consolidating Balance Sheet
                                      December 31, 1999
                                        (In thousands)

                                                        Combined       Combined
                                       NL Industries,   Guarantor     Non-guarantor
                                           Inc.        Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                       --------------  ------------   -------------   ------------    ------------

                     ASSETS
Current assets:

    Cash and cash equivalents ......    $    13,415    $   113,062    $     7,747     $      --       $   134,224
    Restricted cash equivalents ....         17,565           --             --              --            17,565
    Accounts and notes receivable ..             61        143,647             60            --           143,768
    Receivable from affiliates .....         11,668           --              562         (11,483)            747
    Refundable income taxes ........            317          4,155              1            --             4,473
    Inventories ....................           --          191,184           --              --           191,184
    Prepaid expenses ...............            227          2,265           --              --             2,492
    Deferred income taxes ..........          5,774          6,200           --              --            11,974
                                        -----------    -----------    -----------     -----------     -----------

        Total current assets .......         49,027        460,513          8,370         (11,483)        506,427
                                        -----------    -----------    -----------     -----------     -----------

Other assets:
    Investment in subsidiaries .....        558,898           --              285        (559,183)           --
    Marketable securities ..........          2,600           --           12,455            --            15,055
    Notes receivable from affiliates        244,000        185,839         78,000        (507,839)           --
    Investment in joint venture ....           --          157,552           --              --           157,552
    Prepaid pension cost ...........           --           24,127           --              (856)         23,271
    Deferred income taxes ..........          3,992             41           --            (3,992)             41
    Other ..........................          2,620          2,749           --              --             5,369
                                        -----------    -----------    -----------     -----------     -----------

        Total other assets .........        812,110        370,308         90,740      (1,071,870)        201,288
                                        -----------    -----------    -----------     -----------     -----------

Property and equipment, net ........          5,174        343,284           --              --           348,458
                                        -----------    -----------    -----------     -----------     -----------

                                        $   866,311    $ 1,174,105    $    99,110     $(1,083,353)    $ 1,056,173
                                        ===========    ===========    ===========     ===========     ===========

                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet, (Continued)
                                      December 31, 1999
                                        (In thousands)



                                                                  Combined       Combined
                                              NL Industries,     Guarantor     Non-guarantor
                                                   Inc.         Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                              --------------   -------------   -------------   ------------    ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Notes payable ..........................    $      --      $    57,076    $      --       $      --       $    57,076
    Current maturities of long-term debt ...           --              212           --              --               212
    Accounts payable and accrued liabilities         30,397        114,512         45,451            --           190,360
    Payable to affiliates ..................          3,444         20,368            614         (13,186)         11,240
    Income taxes ...........................          1,470          4,135           --              --             5,605
    Deferred income taxes ..................           --              326           --              --               326
                                                -----------    -----------    -----------     -----------     -----------

        Total current liabilities ..........         35,311        196,629         46,065         (13,186)        264,819
                                                -----------    -----------    -----------     -----------     -----------

Noncurrent liabilities:
    Long-term debt .........................        244,000            266           --              --           244,266
    Notes payable to affiliate .............        263,839        244,000           --          (507,839)           --
    Deferred income taxes ..................           --          111,932            286          (3,992)        108,226
    Accrued pension cost ...................          8,410         25,392           --              (856)         32,946
    Accrued postretirement benefits cost ...         21,625         15,480           --              --            37,105
    Other ..................................         22,039         21,076         50,706            --            93,821
                                                -----------    -----------    -----------     -----------     -----------

        Total noncurrent liabilities .......        559,913        418,146         50,992        (512,687)        516,364
                                                -----------    -----------    -----------     -----------     -----------

Minority interest ..........................           --              312          3,591            --             3,903
                                                -----------    -----------    -----------     -----------     -----------

Shareholders' equity (deficit) .............        271,087        559,018         (1,538)       (557,480)        271,087
                                                -----------    -----------    -----------     -----------     -----------

                                                $   866,311    $ 1,174,105    $    99,110     $(1,083,353)    $ 1,056,173
                                                ===========    ===========    ===========     ===========     ===========

                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                         Condensed Consolidating Statement of Income
                                 Year ended December 31, 2000
                                        (In thousands)


                                                                      Combined       Combined
                                                  NL Industries,     Guarantor     Non-guarantor
                                                       Inc.         Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                  --------------    ------------   -------------   ------------    ------------
Revenues and other income:

    Net sales ..................................    $      --       $   922,319     $      --       $      --       $   922,319
    Interest and dividends .....................         31,598          25,587           5,937         (52,443)         10,679
    Equity in income of subsidiaries ...........        173,620            --              --          (173,620)           --
    Litigation settlement gains, net ...........         69,465            --              --              --            69,465
    Other income, net ..........................         12,595           5,834            --            (5,825)         12,604
                                                    -----------     -----------     -----------     -----------     -----------

                                                        287,278         953,740           5,937        (231,888)      1,015,067
                                                    -----------     -----------     -----------     -----------     -----------

Costs and expenses:
    Cost of sales ..............................           --           610,449            --              --           610,449
    Selling, general and administrative ........         25,381         112,429            (632)           --           137,178
    Interest ...................................         52,701          30,985            --           (52,443)         31,243
                                                    -----------     -----------     -----------     -----------     -----------

                                                         78,082         753,863            (632)        (52,443)        778,870
                                                    -----------     -----------     -----------     -----------     -----------

        Income before income taxes, minority
          interest and extraordinary item ......        209,196         199,877           6,569        (179,445)        236,197
Income tax expense .............................         53,855          22,850              12           1,703          78,420
                                                    -----------     -----------     -----------     -----------     -----------

        Income before minority interest and
          extraordinary item ...................        155,341         177,027           6,557        (181,148)        157,777

Minority interest ..............................           --                47           2,389            --             2,436
                                                    -----------     -----------     -----------     -----------     -----------

        Income before extraordinary item .......        155,341         176,980           4,168        (181,148)        155,341

Extraordinary item-early extinguishment of debt,
  net of tax benefit of $394 ...................           (732)           --              --              --              (732)
                                                    -----------     -----------     -----------     -----------     -----------

        Net income .............................    $   154,609     $   176,980     $     4,168     $  (181,148)    $   154,609
                                                    ===========     ===========     ===========     ===========     ===========


                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                         Condensed Consolidating Statement of Income
                                 Year ended December 31, 1999
                                        (In thousands)


                                                        Combined       Combined
                                        NL Industries,  Guarantor   Non-guarantor
                                            Inc.       Subsidiaries Subsidiaries  Eliminations   Consolidated
                                        -------------- ------------ ------------- ------------   ------------
Revenues and other income:

    Net sales .........................    $    --      $ 908,387    $    --       $    --       $ 908,387
    Interest and dividends ............       30,843       24,425        6,823       (53,129)        8,962
    Equity in income of subsidiaries ..      154,625         --           --        (154,625)         --
    Other income, net .................        4,565       10,119         --            --          14,684
                                           ---------    ---------    ---------     ---------     ---------

                                             190,033      942,931        6,823      (207,754)      932,033
                                           ---------    ---------    ---------     ---------     ---------

Costs and expenses:
    Cost of sales .....................         --        662,315         --            --         662,315
    Selling, general and administrative       16,037      116,138        2,167          --         134,342
    Interest ..........................       49,872       40,141         --         (53,129)       36,884
                                           ---------    ---------    ---------     ---------     ---------

                                              65,909      818,594        2,167       (53,129)      833,541
                                           ---------    ---------    ---------     ---------     ---------

        Income before income taxes
          and minority interest .......      124,124      124,337        4,656      (154,625)       98,492

Income tax benefit ....................       35,647       26,955        1,999          --          64,601
                                           ---------    ---------    ---------     ---------     ---------

        Income before minority interest      159,771      151,292        6,655      (154,625)      163,093

Minority interest .....................         --             48        3,274          --           3,322
                                           ---------    ---------    ---------     ---------     ---------

        Net income ....................    $ 159,771    $ 151,244    $   3,381     $(154,625)    $ 159,771
                                           =========    =========    =========     =========     =========


                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                         Condensed Consolidating Statement of Income
                                 Year ended December 31, 1998
                                        (In thousands)



                                                                    Combined     Combined
                                                   NL Industries,   Guarantor   Non-guarantor
                                                       Inc.        Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                   --------------  ------------ ------------  ------------  ------------
Revenues and other income:

    Net sales ....................................    $    --       $ 894,724    $    --       $    --       $ 894,724
    Interest and dividends .......................       57,901        18,481        3,559       (62,905)       17,036
    Equity in income of subsidiaries .............       73,839          --           --         (73,839)         --
    Other income, net ............................       10,056         4,069       (1,997)       (3,711)        8,417
                                                      ---------     ---------    ---------     ---------     ---------
                                                        141,796       917,274        1,562      (140,455)      920,177
                                                      ---------     ---------    ---------     ---------     ---------
Costs and expenses:
    Cost of sales ................................         --         618,754         --            (307)      618,447
    Selling, general and administrative ..........       10,756       122,523          691          --         133,970
    Interest .....................................       55,078        70,762         --         (67,770)       58,070
                                                      ---------     ---------    ---------     ---------     ---------
                                                         65,834       812,039          691       (68,077)      810,487
                                                      ---------     ---------    ---------     ---------     ---------

        Income from continuing operations before
          income taxes and minority interest .....       75,962       105,235          871       (72,378)      109,690

Income tax expense (benefit) .....................      (13,900)       33,601         --              87        19,788
                                                      ---------     ---------    ---------     ---------     ---------

        Income from continuing operations before
          minority interest ......................       89,862        71,634          871       (72,465)       89,902
Minority interest ................................         --              40         --            --              40
                                                      ---------     ---------    ---------     ---------     ---------

        Income from continuing operations ........       89,862        71,594          871       (72,465)       89,862

Discontinued operations ..........................      287,396       285,385         --        (285,385)      287,396
Extraordinary item - early extinguishment of debt,
  net of tax benefit of $5,698 ...................      (10,580)          999         --            (999)      (10,580)
                                                      ---------     ---------    ---------     ---------     ---------

        Net income ...............................    $ 366,678     $ 357,978    $     871     $(358,849)    $ 366,678
                                                      =========     =========    =========     =========     =========


                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                       Condensed Consolidating Statement of Cash Flows
                                 Year ended December 31, 2000
                                        (In thousands)


                                                                          Combined      Combined
                                                         NL Industries,  Guarantor    Non-guarantor
                                                             Inc.        Subsidiaries   Subsidiaries Eliminations   Consolidated
                                                         --------------  ------------ -------------- ------------   ------------

Net cash provided (used) by operating activities .......    $  12,318     $ 177,642     $   4,795     $ (55,000)    $ 139,755
                                                            ---------     ---------     ---------     ---------     ---------
Cash flows from investing activities:
    Capital expenditures ...............................          (23)      (31,066)         --            --         (31,089)
    Purchase of Tremont Corporation common stock .......      (26,040)         --            --            --         (26,040)
    Change in restricted cash ..........................        4,480          --          (3,850)         --             630
    Loans to affiliates ................................       50,000      (115,856)       55,000        10,856          --
    Other, net .........................................          107            77          --              80           264
                                                            ---------     ---------     ---------     ---------     ---------

        Net cash provided (used) by investing activities       28,524      (146,845)       51,150        10,936       (56,235)
                                                            ---------     ---------     ---------     ---------     ---------


Cash flows from financing activities:
    Indebtedness:
        Borrowings .....................................         --          44,923          --            --          44,923
        Principal payments .............................      (50,000)      (29,162)         --            --         (79,162)
    Treasury stock:
        Purchased ......................................      (30,886)         --            --            --         (30,886)
        Reissued .......................................        2,091          --            --            --           2,091
    Dividends, net .....................................      (32,686)      (55,000)         --          55,000       (32,686)
    Loans from affiliates ..............................       60,856       (50,000)         --         (10,856)         --
    Other, net .........................................         --              (6)           80           (80)           (6)
                                                            ---------     ---------     ---------     ---------     ---------

        Net cash provided (used) by financing activities      (50,625)      (89,245)           80        44,064       (95,726)
                                                            ---------     ---------     ---------     ---------     ---------


Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities ..       (9,783)      (58,448)       56,025          --         (12,206)
        Currency translation ...........................         --          (1,635)           (5)         --          (1,640)
                                                            ---------     ---------     ---------     ---------     ---------

                                                               (9,783)      (60,083)       56,020          --         (13,846)
    Balance at beginning of year .......................       13,415       113,062         7,747          --         134,224
                                                            ---------     ---------     ---------     ---------     ---------


    Balance at end of year .............................    $   3,632     $  52,979     $  63,767     $    --       $ 120,378
                                                            =========     =========     =========     =========     =========

                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                       Condensed Consolidating Statement of Cash Flows
                                 Year ended December 31, 1999
                                        (In thousands)

                                                                            Combined     Combined
                                                           NL Industries,   Guarantor   Non-guarantor
                                                                Inc.       Subsidiaries  Subsidiaries Eliminations  Consolidated
                                                           --------------  ------------ ------------- ------------  ------------

Net cash provided (used) by operating activities .......    $  28,742     $ 134,937     $  (5,371)    $ (50,000)    $ 108,308
                                                            ---------     ---------     ---------     ---------     ---------

Cash flows from investing activities:
    Capital expenditures ...............................       (2,856)      (32,703)         --            --         (35,559)
    Change in restricted cash ..........................      (12,065)         --           6,889          --          (5,176)
    Other, net .........................................          (17)        2,334          --              27         2,344
                                                            ---------     ---------     ---------     ---------     ---------
        Net cash provided (used) by investing activities      (14,938)      (30,369)        6,889            27       (38,391)
                                                            ---------     ---------     ---------     ---------     ---------
Cash flows from financing activities:
    Indebtedness:
        Borrowings .....................................         --          82,038          --            --          82,038
        Principal payments .............................         --        (155,787)         --            --        (155,787)
    Treasury stock purchased ...........................       (7,000)         --            --            --          (7,000)
    Dividends, net .....................................       (7,242)      (50,030)           30        50,000        (7,242)
    Other, net .........................................         --              (6)           27           (27)           (6)
                                                            ---------     ---------     ---------     ---------     ---------

        Net cash provided (used) by financing activities      (14,242)     (123,785)           57        49,973       (87,997)
                                                            ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities ..         (438)      (19,217)        1,575          --         (18,080)
        Currency translation ...........................         --          (2,649)         --            --          (2,649)
                                                                 (438)      (21,866)        1,575          --         (20,729)
    Balance at beginning of year .......................       13,853       134,928         6,172          --         154,953
                                                            ---------     ---------     ---------     ---------     ---------

    Balance at end of year .............................    $  13,415     $ 113,062     $   7,747     $    --       $ 134,224
                                                            =========     =========     =========     =========     =========

                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                       Condensed Consolidating Statement of Cash Flows
                                 Year ended December 31, 1998
                                        (In thousands)


                                                                                  Combined     Combined
                                                                 NL Industries,  Guarantor   Non-guarantor
                                                                      Inc.      Subsidiaries  Subsidiaries Eliminations Consolidated
                                                                 -------------- ------------ ------------- ------------ ------------

Net cash provided (used) by operating activities ..............    $  92,846     $  35,899     $ (68,658)    $ (15,000)   $  45,087
                                                                   ---------     ---------     ---------     ---------    ---------
Cash flows from investing activities:
    Capital expenditures ......................................          (82)      (22,310)         --            --        (22,392)
    Proceeds from disposition of securities ...................        6,875          --            --            --          6,875
    Change in restricted cash .................................         (566)        4,817        (6,889)         --         (2,638)
    Loans to affiliates .......................................         --        (224,660)         --         224,660         --
    Proceeds from sale of specialty chemicals business ........         --         435,080          --            --        435,080
    Other, net ................................................           87           284          --            --            371
                                                                   ---------     ---------     ---------     ---------    ---------
        Net cash provided (used) by investing activities ......        6,314       193,211        (6,889)      224,660      417,296
                                                                   ---------     ---------     ---------     ---------    ---------
Cash flows from financing activities:
    Indebtedness:
        Borrowings ............................................         --          30,491          --            --         30,491
        Principal payments ....................................     (193,498)     (108,113)      (14,281)         --       (315,892)
    Settlement of shareholder derivative lawsuit, net .........       11,211          --            --            --         11,211
    Dividends, net ............................................       (4,636)      (15,000)         --          15,000       (4,636)
    Loans from affiliates .....................................       89,839        38,821        96,000      (224,660)        --
    Discontinued operations, net ..............................         --        (117,500)         --            --       (117,500)
    Other, net ................................................          170            (2)         --            --            168
                                                                   ---------     ---------     ---------     ---------    ---------
        Net cash provided (used) by financing activities ......      (96,914)     (171,303)       81,719      (209,660)    (396,158)
                                                                   ---------     ---------     ---------     ---------    ---------
Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities .........        2,246        57,807         6,172          --         66,225
        Currency translation ..................................         --             (36)         --            --            (36)
        Sale of discontinued operation ........................         --          (7,630)         --            --         (7,630)
                                                                   ---------     ---------     ---------     ---------    ---------
                                                                       2,246        50,141         6,172          --         58,559
    Balance at beginning of year ..............................       11,607        84,787          --            --         96,394
                                                                   ---------     ---------     ---------     ---------    ---------
    Balance at end of year ....................................    $  13,853     $ 134,928     $   6,172     $    --      $ 154,953
                                                                   =========     =========     =========     =========    =========


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of NL Industries, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 28, 2001 appearing on page F-2 in the 2000 Annual Report to Shareholders on Form 10-K of NL Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a) and (d) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2001

                             NL INDUSTRIES, INC. AND SUBSIDIARIES
                   SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   Condensed Balance Sheets
                                  December 31, 2000 and 1999
                                        (In thousands)

                                                           2000          1999
                                                        ----------    ----------

                    ASSETS
Current assets:

    Cash and cash equivalents ......................    $    3,632    $   13,415
    Restricted cash equivalents ....................        69,242        17,565
    Accounts and notes receivable ..................           172            61
    Receivable from subsidiaries ...................         6,189        11,668
    Refundable income taxes ........................        10,512           317
    Prepaid expenses ...............................           347           227
    Deferred income taxes ..........................         6,394         5,774
                                                        ----------    ----------
        Total current assets .......................        96,488        49,027
                                                        ----------    ----------
Other assets:
    Marketable securities ..........................           452         2,600
    Notes receivable from subsidiary ...............       194,000       244,000
    Investment in subsidiaries .....................       687,300       558,898
    Deferred income taxes ..........................          --           3,992
    Restricted cash equivalents ....................        17,942          --
    Prepaid pension cost ...........................         1,772          --
    Other ..........................................         1,739         2,620
                                                        ----------    ----------
        Total other assets .........................       903,205       812,110
                                                        ----------    ----------
Property and equipment, net ........................         4,425         5,174
                                                        ----------    ----------
                                                        $1,004,118    $  866,311
                                                        ==========    ==========
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities .......    $   29,144    $   30,397
    Payable to affiliates ..........................         2,140         3,444
    Income taxes ...................................          --           1,470
                                                        ----------    ----------
        Total current liabilities ..................        31,284        35,311
                                                        ----------    ----------
Noncurrent liabilities:
    Long-term debt .................................       194,000       244,000
    Notes payable to affiliates ....................       324,695       263,839
    Deferred income taxes ..........................        70,985          --
    Accrued pension cost ...........................         1,438         8,410
    Accrued postretirement benefits cost ...........        15,039        21,625
    Other ..........................................        22,189        22,039
                                                        ----------    ----------
        Total noncurrent liabilities ...............       628,346       559,913
                                                        ----------    ----------
Shareholders' equity ...............................       344,488       271,087
                                                        ----------    ----------
                                                        $1,004,118    $  866,311
                                                        ==========    ==========

Contingencies (Note 4)

                             NL INDUSTRIES, INC. AND SUBSIDIARIES

                                Condensed Statements of Income

                         Years ended December 31, 2000, 1999 and 1998

                                        (In thousands)



                                               2000           1999          1998
                                             ---------     ---------     ---------
Revenues and other income:
    Equity in income from continuing
      operations of subsidiaries ........    $ 173,620     $ 154,625     $  73,839
    Interest and dividends ..............        2,961         1,184         1,812
    Interest income from subsidiaries ...       28,637        29,659        56,089
    Securities gains, net ...............        8,356          --           5,635
    Litigation settlement gains, net ....       69,465          --            --
    Other income, net ...................        4,239         4,565         4,421
                                             ---------     ---------     ---------

                                               287,278       190,033       141,796
                                             ---------     ---------     ---------
Costs and expenses:
    General and administrative ..........       25,381        16,037        10,756
    Interest ............................       52,701        49,872        55,078
                                             ---------     ---------     ---------
                                                78,082        65,909        65,834
                                             ---------     ---------     ---------
        Income from continuing operations
          before income taxes ...........      209,196       124,124        75,962

Income tax expense (benefit) ............       53,855       (35,647)      (13,900)
                                             ---------     ---------     ---------
        Income from continuing operations      155,341       159,771        89,862

Discontinued operations .................         --            --         287,396
Extraordinary items .....................         (732)         --         (10,580)
                                             ---------     ---------     ---------

        Net income ......................    $ 154,609     $ 159,771     $ 366,678
                                             =========     =========     =========


                             NL INDUSTRIES, INC. AND SUBSIDIARIES

                              Condensed Statements of Cash Flows

                         Years ended December 31, 2000, 1999 and 1998

                                        (In thousands)



                                                               2000          1999          1998
                                                            ---------     ---------     ---------
Cash flows from operating activities:

    Net income .........................................    $ 154,609     $ 159,771     $ 366,678
    Equity in income of subsidiaries:
        Continuing .....................................     (173,620)     (154,625)      (73,839)
        Discontinued ...................................         --            --        (287,396)
    Distributions from subsidiaries ....................       55,000        50,000        15,000
    Noncash interest income, net .......................         (932)         (390)       (8,660)
    Deferred income taxes ..............................       71,837       (18,071)       (3,862)
    Securities gains, net ..............................       (8,356)         --          (3,711)
    Litigation settlement gains, net ...................      (69,465)         --            --
    Other, net .........................................       (4,399)       (3,164)       (3,382)
                                                            ---------     ---------     ---------

                                                               24,674        33,521           828

    Change in assets and liabilities, net ..............      (12,356)       (4,779)       92,018
                                                            ---------     ---------     ---------

        Net cash provided by operating activities ......       12,318        28,742        92,846
                                                            ---------     ---------     ---------

Cash flows from investing activities:
    Change in restricted cash equivalents, net .........        4,480       (12,065)         (566)
    Capital expenditures ...............................          (23)       (2,856)          (82)
    Purchase of Tremont Corporation common stock .......      (26,040)         --            --
    Loans to affiliates ................................       50,000          --            --
    Investments in subsidiaries ........................          (80)          (27)         --
    Proceeds from disposition of marketable securities .          158          --           6,875
    Other, net .........................................           29            10            87
                                                            ---------     ---------     ---------

        Net cash provided (used) by investing activities       28,524       (14,938)        6,314
                                                            ---------     ---------     ---------


                             NL INDUSTRIES, INC. AND SUBSIDIARIES

                        Condensed Statements of Cash Flows (Continued)

                         Years ended December 31, 2000, 1999 and 1998

                                        (In thousands)



                                                            2000          1999          1998
                                                         ---------     ---------     ---------
Cash flows from financing activities:
    Dividends .......................................    $ (32,686)    $  (7,242)    $  (4,636)
    Treasury stock:
        Purchased ...................................      (30,886)       (7,210)         --
        Reissued ....................................        2,091           210           170
    Indebtedness - principal payments ...............      (50,000)         --        (193,498)
    Loans from affiliates ...........................       60,856          --          89,839
    Settlement of shareholder derivative lawsuit, net         --            --          11,211
                                                         ---------     ---------     ---------

        Net cash used by financing activities .......      (50,625)      (14,242)      (96,914)
                                                         ---------     ---------     ---------

    Net change from operating, investing and
      financing activities ..........................       (9,783)         (438)        2,246
    Balance at beginning of year ....................       13,415        13,853        11,607
                                                         ---------     ---------     ---------

    Balance at end of year ..........................    $   3,632     $  13,415     $  13,853
                                                         =========     =========     =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information


Note 1 - Basis of presentation:

         The Consolidated Financial Statements of NL Industries, Inc. (the "Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                             December 31,
                                                    ---------------------------
                                                       2000              1999
                                                    ---------         ---------

                                                           (In thousands)
Current:
    Receivable from:
        Kronos:

            Income taxes ...................        $   1,260         $   3,790
            Other, net .....................            4,103             6,507
        Timet ..............................                1               310
        CompX ..............................               82               176
        Other ..............................              743               885
                                                    ---------         ---------

                                                    $   6,189         $  11,668
                                                    =========         =========

    Payable to:
        Tremont ............................        $  (1,925)        $  (2,859)
        NLEMS ..............................             (146)             (562)
        Other ..............................              (69)              (23)
                                                    ---------         ---------

                                                    $  (2,140)        $  (3,444)
                                                    =========         =========
Noncurrent:
    Notes receivable from Kronos ...........        $ 194,000         $ 244,000
                                                    =========         =========

    Notes payable to:
        Kronos .............................        $(301,695)        $(185,839)
        NLEMS ..............................          (23,000)          (78,000)
                                                    ---------         ---------

                                                    $(324,695)        $(263,839)
                                                    =========         =========

Note 3 - Long-term debt:

        See Note 9 of the Consolidated Financial Statements for a description of the Notes. The Company's $194 million of Senior Secured Notes at December 31, 2000 are due October 2003. The Company has guaranteed Kronos' non-U.S. dollar-denominated notes payable of $70 million.

Note 4 - Contingencies:

See Legal proceedings in Note 17 to the Consolidated Financial Statements.

                             NL INDUSTRIES, INC. AND SUBSIDIARIES

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        (In thousands)


                                                                         Charges
                                                                        (credits)
                                                            Balance at   to costs                          Currency
                                                            beginning      and                            translation  Balance at
                       Description                           of year     expenses     Deductions          adjustments  end of year
                       -----------                          ----------  ---------    -----------          -----------  -----------

Year ended December 31, 2000:

    Allowance for doubtful accounts and notes receivable    $  2,075    $    342     $    (67) (a)         $   (128)    $  2,222
                                                            ========    ========     =========             ========     ========

    Amortization of intangibles ........................    $ 22,095    $    113     $     --              $ (1,779)    $ 20,429
                                                            ========    ========     =========             ========     ========

Year ended December 31, 1999:
    Allowance for doubtful accounts and notes receivable    $  2,377    $    140     $    (180) (a)        $   (262)    $  2,075
                                                            ========    ========     =========             ========     ========

    Amortization of intangibles ........................    $ 23,704    $  1,851     $      --             $ (3,460)    $ 22,095
                                                            ========    ========     =========             ========     ========

Year ended December 31, 1998:
    Allowance for doubtful accounts and notes receivable    $  2,828    $   (208)    $    (363) (a)(b)     $    120     $  2,377
                                                            ========    ========     =========             ========     ========

    Amortization of intangibles ........................    $ 22,366    $  2,438     $  (2,757) (b)        $  1,657     $ 23,704
                                                            ========    ========     =========             ========     ========

---------------------------------------------
(a)     Amounts written off, less recoveries.
(b)     Sale of Rheox's assets.