Form 10-Q
period 2001-03-31
NL INDUSTRIES INC
filed 2001-05-11
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640


                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               New Jersey                                      13-5267260
--------------------------------------                      --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas               77060-2544
--------------------------------------------------          --------------------
     (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:            (281)  423-3300
                                                            --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       -------




Number of shares of common stock outstanding on May 10, 2001:  49,885,084

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements.

               Consolidated Balance Sheets - March 31, 2001
                 and December 31, 2000                                    3-4

               Consolidated Statements of Income - Three
                 months ended March 31, 2001 and 2000                      5

               Consolidated Statements of Comprehensive Income
                 - Three months ended March 31, 2001 and 2000              6
               Consolidated Statement of Shareholders' Equity
                 - Three months ended March 31, 2001                       7

               Consolidated Statements of Cash Flows - Three
                 months ended March 31, 2001 and 2000                     8-9

               Notes to Consolidated Financial Statements                10-24

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     25-31


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                         31-32

  Item 4.      Submission of Matters to a Vote of Security Holders        32

  Item 6.      Exhibits and Reports on Form 8-K                           32

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




              ASSETS                                      March 31, December 31,
                                                            2001        2000
                                                         ---------- ------------

Current assets:
    Cash and cash equivalents ........................   $   99,709   $  120,378
    Restricted cash equivalents ......................       74,782       69,242
    Accounts and notes receivable ....................      161,994      131,540
    Receivable from affiliates .......................        1,522          214
    Refundable income taxes ..........................       13,694       12,302
    Inventories ......................................      186,811      205,973
    Prepaid expenses .................................        3,694        2,458
    Deferred income taxes ............................       12,735       11,673
                                                         ----------   ----------

        Total current assets .........................      554,941      553,780
                                                         ----------   ----------

Other assets:
    Marketable securities ............................       41,338       47,186
    Receivable from affiliate ........................       12,400         --
    Investment in TiO2 manufacturing joint venture ...      148,241      150,002
    Prepaid pension cost .............................       22,392       22,789
    Restricted cash equivalents ......................       11,289       17,942
    Other ............................................        4,440        4,707
                                                         ----------   ----------

        Total other assets ...........................      240,100      242,626
                                                         ----------   ----------

Property and equipment:
    Land .............................................       23,975       24,978
    Buildings ........................................      123,489      129,019
    Machinery and equipment ..........................      507,932      530,920
    Mining properties ................................       65,777       67,134
    Construction in progress .........................        8,946        4,586
                                                         ----------   ----------
                                                            730,119      756,637
    Less accumulated depreciation and depletion ......      421,076      432,255
                                                         ----------   ----------

        Net property and equipment ...................      309,043      324,382
                                                         ----------   ----------

                                                         $1,104,084   $1,120,788
                                                         ==========   ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)




    LIABILITIES AND SHAREHOLDERS' EQUITY               March 31,   December 31,
                                                         2001         2000
                                                    ------------   -------------

Current liabilities:
    Notes payable ..............................    $    67,096     $    69,970
    Current maturities of long-term debt .......            693             730
    Accounts payable and accrued liabilities ...        129,871         147,877
    Payable to affiliates ......................          9,354          10,634
    Accrued environmental costs ................         59,132          53,307
    Income taxes ...............................         12,223          13,616
    Deferred income taxes ......................          1,271           1,822
                                                    -----------     -----------

        Total current liabilities ..............        279,640         297,956
                                                    -----------     -----------

Noncurrent liabilities:
    Long-term debt .............................        195,168         195,363
    Deferred income taxes ......................        149,880         145,673
    Accrued environmental costs ................         51,655          57,133
    Accrued pension cost .......................         19,574          21,220
    Accrued postretirement benefits cost .......         28,887          29,404
    Other ......................................         22,439          23,272
                                                    -----------     -----------

        Total noncurrent liabilities ...........        467,603         472,065
                                                    -----------     -----------


Minority interest ..............................          6,851           6,279
                                                    -----------     -----------

Shareholders' equity:
    Common stock ...............................          8,355           8,355
    Additional paid-in capital .................        777,595         777,528
    Retained earnings ..........................        165,615         141,073
    Accumulated other comprehensive loss .......       (201,572)       (181,872)
    Treasury stock .............................       (400,003)       (400,596)
                                                    -----------     -----------

        Total shareholders' equity .............        349,990         344,488
                                                    -----------     -----------

                                                    $ 1,104,084     $ 1,120,788
                                                    ===========     ===========

Commitments and contingencies (Note 14)

          See accompanying notes to consolidated financial statements.
                                      - 4 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2001 and 2000

                      (In thousands, except per share data)




                                                               2001       2000
                                                             --------   --------

Revenues and other income:
    Net sales ............................................   $226,060   $231,009
    Litigation settlement gains, net .....................     10,582       --
    Other, net ...........................................      4,849      4,500
                                                             --------   --------

                                                              241,491    235,509
                                                             --------   --------
Costs and expenses:
    Cost of sales ........................................    149,902    159,265
    Selling, general and administrative ..................     32,322     33,390
    Interest .............................................      6,976      7,856
                                                             --------   --------

                                                              189,200    200,511
                                                             --------   --------

        Income before income taxes and minority interest .     52,291     34,998

Income tax expense .......................................     17,146     11,199
                                                             --------   --------

        Income before minority interest ..................     35,145     23,799

Minority interest ........................................        586         91
                                                             --------   --------

        Net income .......................................   $ 34,559   $ 23,708
                                                             ========   ========


Earnings per share:
    Basic ................................................   $    .69   $    .47
                                                             ========   ========
    Diluted ..............................................   $    .69   $    .46
                                                             ========   ========

Weighted average shares used in the calculation
 of earnings per share:
    Basic ................................................     50,079     50,920
    Dilutive impact of stock options .....................        270        234
                                                             --------   --------

    Diluted ..............................................     50,349     51,154
                                                             ========   ========


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2001 and 2000

                                 (In thousands)




                                                           2001          2000
                                                         --------      --------

Net income .........................................     $ 34,559      $ 23,708
                                                         --------      --------

Other comprehensive income (loss), net of tax:
    Marketable securities adjustment ...............       (3,802)           58
    Currency translation adjustment ................      (15,898)      (15,309)
                                                         --------      --------

        Total other comprehensive loss .............      (19,700)      (15,251)
                                                         --------      --------

            Comprehensive income ...................     $ 14,859      $  8,457
                                                         ========      ========


          See accompanying notes to consolidated financial statements.
                                      - 6 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months ended March 31, 2001

                                 (In thousands)


                                                                                   Accumulated other
                                                                                     comprehensive
                                                                                     income (loss)
                                                     Additional                ------------------------
                                         Common       paid-in     Retained      Currency     Marketable     Treasury
                                         stock        capital     earnings     translation   securities       stock         Total
                                        ---------    ----------   ---------    -----------   ----------     ---------     ---------

Balance at December 31, 2000 .........  $   8,355    $ 777,528    $ 141,073     $(190,757)    $   8,885     $(400,596)    $ 344,488

Net income ...........................       --           --         34,559          --            --            --          34,559

Other comprehensive loss, net ........       --           --           --         (15,898)       (3,802)         --         (19,700)

Dividends ............................       --           --        (10,017)         --            --            --         (10,017)

Tax benefit of stock options exercised       --             67         --            --            --            --              67

Treasury stock - reissued (35 shares)        --           --           --            --            --             593           593
                                        ---------    ---------    ---------     ---------     ---------     ---------     ---------

Balance at March 31, 2001 ............  $   8,355    $ 777,595    $ 165,615     $(206,655)    $   5,083     $(400,003)    $ 349,990
                                        =========    =========    =========     =========     =========     =========     =========



          See accompanying notes to consolidated financial statements.
                                      - 7 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2000

                                 (In thousands)




                                                                     2001         2000
                                                                   --------     --------
Cash flows from operating activities:
    Net income .................................................    $ 34,559     $ 23,708
    Depreciation, depletion and amortization ...................       7,511        7,875
    Deferred income taxes ......................................       7,555        3,368
    Distribution from TiO2 manufacturing joint venture .........       1,500        3,500
    Litigation settlement gain, net included in restricted cash.     (10,307)        --
    Other, net .................................................      (1,606)      (1,428)
                                                                    --------     --------

                                                                      39,212       37,023

    Change in assets and liabilities:
        Accounts and notes receivable ..........................     (24,788)     (12,517)
        Inventories ............................................      11,928       11,092
        Prepaid expenses .......................................      (1,348)        (712)
        Accounts payable and accrued liabilities ...............     (14,578)      (4,145)
        Income taxes ...........................................      (2,404)       4,309
        Other, net .............................................       1,248       (1,287)
                                                                    --------     --------

            Net cash provided by operating activities ..........       9,270       33,763
                                                                    --------     --------

Cash flows from investing activities:
    Capital expenditures .......................................      (5,913)      (6,153)
    Loan to affiliate ..........................................     (13,400)        --
    Purchase of Tremont Corporation common stock ...............        --         (9,520)
    Change in restricted cash equivalents, net .................         615          357
    Other, net .................................................         280           57
                                                                    --------     --------

        Net cash used by investing activities ..................     (18,418)     (15,259)
                                                                    --------     --------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2001 and 2000

                                 (In thousands)



                                                            2001         2000
                                                         ---------    ---------

Cash flows from financing activities:
    Dividends paid ...................................   $ (10,017)   $  (7,595)
    Treasury stock:
        Purchased ....................................        --        (10,331)
        Reissued .....................................         593          317
    Principal payments on debt .......................        (177)         (89)
                                                         ---------    ---------

        Net cash used by financing activities ........      (9,601)     (17,698)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities.     (18,749)         806
        Currency translation .........................      (1,920)      (1,332)
    Balance at beginning of period ...................     120,378      134,224
                                                         ---------    ---------

    Balance at end of period .........................   $  99,709    $ 133,698
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $   1,160    $     141
    Income taxes, net ................................      12,319        3,505




          See accompanying notes to consolidated financial statements.
                                      - 9 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At March 31, 2001, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock. At March 31, 2001, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and a subsidiary of Valhi and NL held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. See Notes 6 and 15.

        The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2001 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").


        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at March 31, 2001, and there was no impact on the Company's financial statements from adopting SFAS No. 133.

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


                                                        Three months ended
                                                              March 31,
                                                     --------------------------
                                                        2001            2000
                                                     ---------        ---------
                                                           (In thousands)

Net sales ....................................       $ 226,060        $ 231,009
Other income, excluding corporate ............           1,242            1,670
                                                     ---------        ---------
                                                       227,302          232,679

Cost of sales ................................         149,902          159,265
Selling, general and administrative,
 excluding corporate .........................          25,484           27,179
                                                     ---------        ---------

    Operating income .........................          51,916           46,235

General corporate income (expense):
    Securities earnings, net .................           2,606            1,718
    Litigation settlement gains,
     net and other income ....................          11,583            1,112
    Corporate expenses .......................          (6,838)          (6,211)
    Interest expense .........................          (6,976)          (7,856)
                                                     ---------        ---------

        Income before income taxes
         and minority interest ...............       $  52,291        $  34,998
                                                     =========        =========

Note 4 - Inventories:


                                                     March 31,      December 31,
                                                       2001            2000
                                                     ---------      ------------
                                                         (In thousands)

Raw materials ............................           $ 41,065           $ 66,061
Work in process ..........................              8,123              7,117
Finished products ........................            112,676            107,120
Supplies .................................             24,947             25,675
                                                     --------           --------

                                                     $186,811           $205,973
                                                     ========           ========

Note 5 - Marketable securities:


                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
                                                             (In thousands)
Available-for-sale marketable equity securities:
    Unrealized gains .................................    $ 11,092     $ 14,912
    Unrealized losses ................................      (3,272)      (1,244)
    Cost .............................................      33,518       33,518
                                                          --------     --------

        Aggregate fair value .........................    $ 41,338     $ 47,186
                                                          ========     ========

Note 6 - Receivable from affiliate:

        A majority-owned subsidiary of the Company, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont under a reducing revolving loan agreement in the first quarter of 2001. See Note 1. The loan was approved by special committees of the Company's and EMS's Board of Directors. The loan bears interest at prime plus 2% (10.5% at March 31, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The amount available for borrowing by Tremont is reduced by $250,000 per quarter, with the first reduction occurring on June 30, 2001. As a result, $1 million of the loan is classified as a current asset on March 31, 2001.

Note 7 - Accounts payable and accrued liabilities:


                                                         March 31,  December 31,
                                                           2001         2000
                                                         --------   ------------
                                                             (In thousands)

Accounts payable .................................       $ 49,831       $ 64,553
                                                         --------       --------
Accrued liabilities:
    Employee benefits ............................         27,067         34,160
    Interest .....................................         10,725          5,019
    Deferred income ..............................          4,000          4,000
    Other ........................................         38,248         40,145
                                                         --------       --------

                                                           80,040         83,324
                                                         --------       --------

                                                         $129,871       $147,877
                                                         ========       ========

Note 8 - Other noncurrent liabilities:


                                                        March 31,   December 31,
                                                          2001         2000
                                                        ---------   ------------
                                                            (In thousands)

Insurance claims and expenses ..................         $10,325         $10,314
Employee benefits ..............................           7,920           7,721
Deferred income ................................           3,333           4,333
Other ..........................................             861             904
                                                         -------         -------

                                                         $22,439         $23,272
                                                         =======         =======

Note 9 - Notes payable and long-term debt:


                                                        March 31,   December 31,
                                                          2001          2000
                                                        ---------   ------------
                                                            (In thousands)

Notes payable - Kronos ...........................       $ 67,096       $ 69,970
                                                         ========       ========

Long-term debt:
    NL Industries, Inc. - 11.75% Senior
     Secured Notes (See Note 13) .................       $194,000       $194,000
    Kronos .......................................          1,861          2,093
                                                         --------       --------

                                                          195,861        196,093
Less current maturities ..........................            693            730
                                                         --------       --------

                                                         $195,168       $195,363
                                                         ========       ========

        Notes payable consists of euro 51 million and NOK 200 million at both March 31, 2001 and December 31, 2000.

Note 10 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                             2001       2000
                                                           --------    --------
                                                              (In thousands)

Expected tax expense ...................................   $ 18,302    $ 12,249
Non-U.S. tax rates .....................................     (1,443)       (991)
Incremental tax on income of companies not included
 in NL's consolidated U.S. federal income tax return ...        180         281
Valuation allowance ....................................       (653)     (1,291)
U.S. state income taxes ................................        195         141
Other, net .............................................        565         810
                                                           --------    --------

        Income tax expense .............................   $ 17,146    $ 11,199
                                                           ========    ========

Note 11 - Litigation settlement gains, net and other income, net:

  Litigation settlement gains, net

        The Company reached an agreement in January 2001 with the remaining members of the second of two principal former insurance carrier groups to settle certain insurance coverage claims related to environmental remediation. The Company recognized a $10.3 million net pretax gain in the first quarter of 2001. A majority of the proceeds from this settlement was transferred in April to a special-purpose trust established by the insurance carrier group to pay future remediation and other environmental expenditures of the Company. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

        The Company also recognized a $.3 million pretax gain related to another litigation settlement in the first quarter of 2001.

  Other income, net


                                                           Three months ended
                                                                 March 31,
                                                         ----------------------
                                                           2001           2000
                                                         -------        -------
                                                              (In thousands)

Corporate interest and dividend income ...........       $ 2,606        $ 1,718
Currency transaction gains, net ..................         1,067          1,241
Noncompete agreement income ......................         1,000          1,000
Disposition of property and equipment ............          (361)          (402)
Trade interest income ............................           593            357
Other, net .......................................           (56)           586
                                                         -------        -------

                                                         $ 4,849        $ 4,500
                                                         =======        =======

Note 12 - Leverkusen fire and insurance claim:

        A fire on March 20, 2001 damaged a section of the Company's Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 plant ("Sulfate Plant") and, as a result, production of TiO2 at the Leverkusen facility was halted. The fire did not enter the Company's adjacent 125,000 metric ton chloride-process TiO2 plant ("Chloride Plant"), but did damage certain support equipment necessary to operate that plant. The damage to the support equipment resulted in a temporary shutdown of the Chloride Plant.

        On April 8, 2001, repairs to the damaged support equipment were substantially completed and full production resumed at the Chloride Plant. In April, the undamaged section of the Sulfate Plant resumed limited production (5% to 20% of capacity) of an intermediate form of TiO2 ("Hydrated TiO2"). The Hydrated TiO2 is being transported to the Company's Nordenham, Germany sulfate-process TiO2 plant to be further processed and finished into certain grades of TiO2. The Company's ability to produce the Hydrated TiO2 at the Sulfate Plant is limited by the available excess capacity at its Nordenham plant. The Company expects the Sulfate Plant to become 50% to 70% operational in August 2001 and fully operational in October 2001.

        The Company believes that the damage to property and the business interruption losses caused by the fire are covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. No insurance proceeds have been recognized during the first quarter of 2001 for the business interruption portion of the loss because the amount of such proceeds is presently not determinable. No provision for impairment of the damaged fixed assets has been recognized because the Company believes the insurance proceeds will exceed their carrying value.

Note 13 - Condensed consolidating financial information:

        The Company's 11.75% Senior Secured Notes are collateralized by a series of intercompany notes to NL (the "Parent Issuer"). The Notes are also collateralized by a first priority lien on the stock of Kronos. A second priority lien on the stock of NL Capital Corporation ("NLCC") collateralized the notes until February 2000, at which time it was merged into KII and became included in the first priority lien on the stock of Kronos.

        In the event of foreclosure, the holders of the Notes would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent of a joint and several, full and unconditional guarantee of the Notes by Kronos and, prior to its merger into KII, NLCC.

        Management believes that separate financial statements would not provide additional material information that would be useful in assessing the financial position of Kronos and NLCC (the "Guarantor Subsidiaries"). In lieu of providing separate financial statements of the Guarantor Subsidiaries, the Company has included condensed consolidating financial information of the Parent Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries in accordance with Rule 3-10 (e) of the SEC's Regulation S-X. The Guarantor Subsidiaries and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Issuer.

        Investments in subsidiaries are accounted for by NL under the equity method, wherein the parent company's share of earnings is included in net income. Elimination entries eliminate (i) the parent's investments in subsidiaries and the equity in earnings of subsidiaries, (ii) intercompany payables and receivables and (iii) other transactions between subsidiaries.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                 March 31, 2001
                                 (In thousands)




                                                              NL                         Combined
                                                         Industries,                   Non-guarantor
                                                             Inc.       Kronos, Inc.   Subsidiaries     Eliminations    Consolidated
                                                       -------------   -------------   -------------    ------------    ------------
                       ASSETS

Current assets:
    Cash and cash equivalents ....................     $     3,361     $    45,860     $    50,488      $      --        $    99,709
    Restricted cash equivalents ..................          74,782            --              --               --             74,782
    Accounts and notes receivable ................          10,953         150,968              73             --            161,994
    Receivable from affiliates ...................          11,985            --             1,311          (11,774)           1,522
    Refundable income taxes ......................          10,557           3,137            --               --             13,694
    Inventories ..................................            --           186,811            --               --            186,811
    Prepaid expenses .............................             382           3,312            --               --              3,694
    Deferred income taxes ........................           7,315           5,420            --               --             12,735
                                                       -----------     -----------     -----------      -----------      -----------

        Total current assets .....................         119,335         395,508          51,872          (11,774)         554,941
                                                       -----------     -----------     -----------      -----------      -----------

Other assets:
    Investment in subsidiaries ...................         695,105            --               285         (695,390)            --
    Marketable securities ........................             492            --            40,846             --             41,338
    Notes receivable from affiliates .............         194,000         301,695          35,400         (518,695)          12,400
    Investment in TiO2 manufacturing joint venture            --           148,241            --               --            148,241
    Prepaid pension cost .........................           1,879          20,513            --               --             22,392
    Restricted cash equivalents ..................          11,289            --              --               --             11,289
    Other ........................................           1,615           2,825            --               --              4,440
                                                       -----------     -----------     -----------      -----------      -----------
                                                                                       -----------      -----------      -----------

        Total other assets .......................         904,380         473,274          76,531       (1,214,085)         240,100
                                                       -----------     -----------     -----------      -----------      -----------

Property and equipment, net ......................           4,251         304,792            --               --            309,043
                                                       -----------     -----------     -----------      -----------      -----------

                                                       $ 1,027,966     $ 1,173,574     $   128,403      $(1,225,859)     $ 1,104,084
                                                       ===========     ===========     ===========      ===========      ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                 March 31, 2001
                                 (In thousands)


                                                        NL                           Combined
                                                   Industries,                     Non-guarantor
                                                       Inc.         Kronos, Inc.   Subsidiaries       Eliminations      Consolidated
                                                  ------------     -------------   -------------      ------------      ------------

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................      $      --        $    67,096      $      --         $      --         $    67,096
    Current maturities of long-term debt ...             --                693             --                --                 693
    Accounts payable and accrued liabilities           35,820          101,481           51,702              --             189,003
    Payable to affiliates ..................            9,648           10,859              621           (11,774)            9,354
    Income taxes ...........................             --             12,222                1              --              12,223
    Deferred income taxes ..................             --              1,271             --                --               1,271
                                                  -----------      -----------      -----------       -----------       -----------


        Total current liabilities ..........           45,468          193,622           52,324           (11,774)          279,640
                                                  -----------      -----------      -----------       -----------       -----------

Noncurrent liabilities:
    Long-term debt .........................          194,000            1,168             --                --             195,168
    Notes payable to affiliate .............          324,695          194,000             --            (518,695)             --
    Deferred income taxes ..................           76,361           74,592           (1,073)             --             149,880
    Accrued pension cost ...................            1,442           18,132             --                --              19,574
    Accrued postretirement benefits cost ...           14,983           13,904             --                --              28,887
    Other ..................................           21,027           16,466           36,601              --              74,094
                                                  -----------      -----------      -----------       -----------       -----------

        Total noncurrent liabilities .......          632,508          318,262           35,528          (518,695)          467,603
                                                  -----------      -----------      -----------       -----------       -----------

Minority interest ..........................             --                290            6,561              --               6,851
                                                  -----------      -----------      -----------       -----------       -----------

Shareholders' equity .......................          349,990          661,400           33,990          (695,390)          349,990
                                                  -----------      -----------      -----------       -----------       -----------
                                                  $ 1,027,966      $ 1,173,574      $   128,403       $(1,225,859)      $ 1,104,084
                                                  ===========      ===========      ===========       ===========       ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                 (In thousands)


                                                        NL                           Combined
                                                   Industries,                     Non-guarantor
                                                       Inc.         Kronos, Inc.   Subsidiaries       Eliminations      Consolidated
                                                  ------------     -------------   -------------      ------------      ------------
                       ASSETS

Current assets:
    Cash and cash equivalents ..............      $     3,632      $    52,979      $    63,767       $      --         $   120,378
    Restricted cash equivalents ............           69,242             --               --                --              69,242
    Accounts and notes receivable ..........              172          131,295               73              --             131,540
    Receivable from affiliates .............            6,189             --                216            (6,191)              214
    Refundable income taxes ................           10,512            1,790             --                --              12,302
    Inventories ............................             --            205,973             --                --             205,973
    Prepaid expenses .......................              347            2,111             --                --               2,458
    Deferred income taxes ..................            6,394            5,279             --                --              11,673
                                                  -----------      -----------      -----------       -----------       -----------

        Total current assets ...............           96,488          399,427           64,056            (6,191)          553,780
                                                  -----------      -----------      -----------       -----------       -----------

Other assets:
    Investment in subsidiaries .............          687,300             --                285          (687,585)             --
    Marketable securities ..................              452             --             46,734              --              47,186
    Notes receivable from affiliates .......          194,000          301,695           23,000          (518,695)             --
    Investment in TiO2 manufacturing joint venture       --            150,002             --                --             150,002
    Prepaid pension cost ...................            1,772           21,017             --                --              22,789
    Restricted cash equivalents ............           17,942             --               --                --              17,942
    Other ..................................            1,739            2,968             --                --               4,707
                                                  -----------      -----------      -----------       -----------       -----------

        Total other assets .................          903,205          475,682           70,019        (1,206,280)          242,626
                                                  -----------      -----------      -----------       -----------       -----------

Property and equipment, net ................            4,425          319,957             --                --             324,382
                                                  -----------      -----------      -----------       -----------       -----------

                                                  $ 1,004,118      $ 1,195,066      $   134,075       $(1,212,471)      $ 1,120,788
                                                  ===========      ===========      ===========       ===========       ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                December 31, 2000
                                 (In thousands)


                                                        NL                           Combined
                                                   Industries,                     Non-guarantor
                                                       Inc.         Kronos, Inc.   Subsidiaries       Eliminations      Consolidated
                                                  ------------     -------------   -------------      ------------      ------------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................      $      --        $    69,970      $      --         $      --         $    69,970
    Current maturities of long-term debt ...             --                730             --                --                 730
    Accounts payable and accrued liabilities           29,144          123,555           48,485              --             201,184
    Payable to affiliates ..................            2,140           14,073              612            (6,191)           10,634
    Income taxes ...........................             --             13,604               12              --              13,616
    Deferred income taxes ..................             --              1,822             --                --               1,822
                                                  -----------      -----------      -----------       -----------       -----------

        Total current liabilities ..........           31,284          223,754           49,109            (6,191)          297,956
                                                  -----------      -----------      -----------       -----------       -----------

Noncurrent liabilities:
    Long-term debt .........................          194,000            1,363             --                --             195,363
    Notes payable to affiliate .............          324,695          194,000             --            (518,695)             --
    Deferred income taxes ..................           70,985           73,699              989              --             145,673
    Accrued pension cost ...................            1,438           19,782             --                --              21,220
    Accrued postretirement benefits cost ...           15,039           14,365             --                --              29,404
    Other ..................................           22,189           16,511           41,705              --              80,405
                                                  -----------      -----------      -----------       -----------       -----------

        Total noncurrent liabilities .......          628,346          319,720           42,694          (518,695)          472,065
                                                  -----------      -----------      -----------       -----------       -----------

Minority interest ..........................             --                299            5,980              --               6,279
                                                  -----------      -----------      -----------       -----------       -----------

Shareholders' equity .......................          344,488          651,293           36,292          (687,585)          344,488
                                                  -----------      -----------      -----------       -----------       -----------

                                                  $ 1,004,118      $ 1,195,066      $   134,075       $(1,212,471)      $ 1,120,788
                                                  ===========      ===========      ===========       ===========       ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                        Three months ended March 31, 2001
                                 (In thousands)

                                                        NL                           Combined
                                                   Industries,                     Non-guarantor
                                                       Inc.         Kronos, Inc.   Subsidiaries       Eliminations      Consolidated
                                                  ------------     -------------   -------------      ------------      ------------

Revenues and other income:
    Net sales ..............................      $      --        $   226,060      $      --         $      --         $   226,060
    Interest and dividends .................            7,140            6,595            1,559           (12,095)            3,199
    Equity in income of subsidiaries .......           37,477             --               --             (37,477)             --
    Litigation settlement gains, net .......           10,582             --               --                --              10,582
    Other income, net ......................            1,001              649             --                --               1,650
                                                  -----------      -----------      -----------       -----------       -----------

                                                       56,200          233,304            1,559           (49,572)          241,491
                                                  -----------      -----------      -----------       -----------       -----------
Costs and expenses:
    Cost of sales ..........................             --            149,902             --                --             149,902
    Selling, general and administrative ....            6,641           26,215             (534)             --              32,322
    Interest ...............................           12,162            6,909             --             (12,095)            6,976
                                                  -----------      -----------      -----------       -----------       -----------

                                                       18,803          183,026             (534)          (12,095)          189,200
                                                  -----------      -----------      -----------       -----------       -----------

        Income before income taxes and minority
         interest ..........................           37,397           50,278            2,093           (37,477)           52,291
Income tax expense .........................            2,838           14,308             --                --              17,146
                                                  -----------      -----------      -----------       -----------       -----------

        Income before minority interest ....           34,559           35,970            2,093           (37,477)           35,145

Minority interest ..........................             --                  5              581              --                 586
                                                  -----------      -----------      -----------       -----------       -----------

        Net income .........................      $    34,559      $    35,965      $     1,512       $   (37,477)      $    34,559
                                                  ===========      ===========      ===========       ===========       ===========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                        Three months ended March 31, 2000
                                 (In thousands)



                                                       NL            Combined       Combined
                                                   Industries,       Guarantor     Non-guarantor
                                                       Inc.         Subsidiaries   Subsidiaries       Eliminations      Consolidated
                                                  ------------     -------------   -------------      ------------      ------------

Revenues and other income:
    Net sales ..............................      $      --        $   231,009      $      --         $      --         $   231,009
    Interest and dividends .................            7,634            5,800            1,400           (12,759)            2,075
    Equity in income of subsidiaries .......           73,153             --               --             (73,153)             --
    Other income, net ......................            1,112            1,313             --                --               2,425
                                                  -----------      -----------      -----------       -----------       -----------

                                                       81,899          238,122            1,400           (85,912)          235,509
                                                  -----------      -----------      -----------       -----------       -----------

Costs and expenses:
    Cost of sales ..........................             --            159,265             --                --             159,265
    Selling, general and administrative ....            5,031           27,942              417              --              33,390
    Interest ...............................           12,567            8,048             --             (12,759)            7,856
                                                  -----------      -----------      -----------       -----------       -----------

                                                       17,598          195,255              417           (12,759)          200,511
                                                  -----------      -----------      -----------       -----------       -----------

        Income before income taxes and minority
         interest ..........................           64,301           42,867              983           (73,153)           34,998

Income tax expense (benefit) ...............           40,593          (29,394)            --                --              11,199
                                                  -----------      -----------      -----------       -----------       -----------

        Income before minority interest ....           23,708           72,261              983           (73,153)           23,799

Minority interest ..........................             --                 21               70              --                  91
                                                  -----------      -----------      -----------       -----------       -----------

        Net income .........................      $    23,708      $    72,240      $       913       $   (73,153)      $    23,708
                                                  ===========      ===========      ===========       ===========       ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                        Three months ended March 31, 2001
                                 (In thousands)



                                                        NL                           Combined
                                                   Industries,                     Non-guarantor
                                                       Inc.         Kronos, Inc.   Subsidiaries       Eliminations      Consolidated
                                                  ------------     -------------   -------------      ------------      ------------

Net cash provided (used) by operating
 activities ................................      $     6,896      $    10,608      $       124       $    (8,358)      $     9,270
                                                  -----------      -----------      -----------       -----------       -----------

Cash flows from investing activities:
    Capital expenditures ...................             --             (5,913)            --                --              (5,913)
    Loan to Tremont Corporation ............             --               --            (13,400)             --             (13,400)
    Change in restricted cash ..............            2,257             --               --              (1,642)              615
    Other, net .............................             --                280             --                --                 280
                                                  -----------      -----------      -----------       -----------       -----------
        Net cash provided (used) by investing
         activities ........................            2,257           (5,633)         (13,400)           (1,642)          (18,418)
                                                  -----------      -----------      -----------       -----------       -----------

Cash flows from financing activities:
    Treasury stock reissued ................              593             --               --                --                 593
    Dividends, net .........................          (10,017)         (10,000)            --              10,000           (10,017)
    Principal payments on debt .............             --               (177)            --                --                (177)
                                                  -----------      -----------      -----------       -----------       -----------
        Net cash provided (used) by financing
         activities ........................           (9,424)         (10,177)            --              10,000            (9,601)
                                                  -----------      -----------      -----------       -----------       -----------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing
         activities ........................             (271)          (5,202)         (13,276)             --             (18,749)
        Currency translation ...............             --             (1,917)              (3)             --              (1,920)
                                                  -----------      -----------      -----------       -----------       -----------
                                                         (271)          (7,119)         (13,279)             --             (20,669)
    Balance at beginning of year ...........            3,632           52,979           63,767              --             120,378
                                                  -----------      -----------      -----------       -----------       -----------

    Balance at end of year .................      $     3,361      $    45,860      $    50,488       $      --         $    99,709
                                                  ===========      ===========      ===========       ===========       ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                        Three months ended March 31, 2000
                                 (In thousands)



                                                       NL            Combined       Combined
                                                   Industries,       Guarantor     Non-guarantor
                                                       Inc.         Subsidiaries   Subsidiaries       Eliminations      Consolidated
                                                  ------------     -------------   -------------      ------------      ------------

Net cash provided (used) by operating
 activities ................................      $    25,429      $    36,104      $       230       $   (28,000)      $    33,763
                                                  -----------      -----------      -----------       -----------       -----------

Cash flows from investing activities:
    Capital expenditures ...................             --             (6,153)            --                --              (6,153)
    Purchase of Tremont Corporation common stock       (9,520)            --               --                --              (9,520)
    Change in restricted cash ..............              357             --               --                --                 357
    Loans to affiliates ....................             --            (64,277)          68,000            (3,723)             --
    Other, net .............................             --                 57             --                --                  57
                                                  -----------      -----------      -----------       -----------       -----------

        Net cash provided (used) by investing
         activities ........................           (9,163)         (70,373)          68,000            (3,723)          (15,259)
                                                  -----------      -----------      -----------       -----------       -----------

Cash flows from financing activities:
    Treasury stock:
        Purchased ..........................          (10,331)            --               --                --             (10,331)
        Reissued ...........................              317             --               --                --                 317
    Dividends, net .........................           (7,595)         (28,000)            --              28,000            (7,595)
    Principal payments on debt .............             --                (89)            --                --                 (89)
    Loans from affiliates ..................           (3,723)            --               --               3,723              --
                                                                   -----------      -----------       -----------       -----------

        Net cash provided (used) by financing
         activities ........................          (21,332)         (28,089)            --              31,723           (17,698)
                                                  -----------      -----------      -----------       -----------       -----------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing
         activities ........................           (5,066)         (62,358)          68,230              --                 806
        Currency translation ...............             --             (1,329)              (3)             --              (1,332)
                                                  -----------      -----------      -----------       -----------       -----------
                                                       (5,066)         (63,687)          68,227              --                (526)
    Balance at beginning of year ...........           13,415          113,062            7,747              --             134,224
                                                  -----------      -----------      -----------       -----------       -----------

    Balance at end of year .................      $     8,349      $    49,375      $    75,974       $      --         $   133,698
                                                  ===========      ===========      ===========       ===========       ===========

Note 14 - Commitments and contingencies:

        For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - "Legal Proceedings" and (iii) the 2000 Annual Report.

Note 15 - Subsequent event:

        In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust"), one of the trusts described in
Note 1, under a new $25 million revolving credit agreement. The Trust owns 16,855 shares, or approximately 43%, of Contran's outstanding Class A voting common stock. The loan was approved by special committees of the Company's and EMS's Board of Directors. The loan bears interest at prime (7.5% at the time of the loan), is due on demand with 60 days notice and is collateralized by 15,768 shares of the Contran Class A common stock held by the Trust.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS


                                                            Three months ended    %
                                                                March 31,       Change
                                                            ------------------  ------
                                                             2001      2000
                                                             ----      ----
                                                           (In millions, except
                                                             percentages and
                                                               metric tons)
Net sales and operating income
    Net sales ..........................................    $226.1    $231.0      -2%
    Operating income ...................................    $ 51.9    $ 46.2     +12%
    Operating income margin percentage .................       23%       20%

TiO2 operating statistics
    Percent change in average selling prices
     (in billing currencies) ...........................                          +5%
    Sales volume (metric tons in thousands) ............       103       111      -7%
    Production volume (metric tons in thousands) .......       108       106      +2%


        Kronos' operating income in the first quarter of 2001 increased $5.7 million or 12% from the first quarter of 2000 due to higher average selling prices in billing currencies and higher production volume, partially offset by lower sales volume.

        Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the first quarter of 2001 was 5% higher than the first quarter of 2000 and 1% lower than the fourth quarter of 2000. Compared to the fourth quarter of 2000, prices were lower in all major markets. The average selling price in billing currencies in March was 1% lower than the average selling price during the first quarter. Market conditions in the TiO2 industry have generally stalled the Company's efforts to increase prices. The Company believes worldwide economic conditions will determine whether any price increases will be realized during the remainder of the year.

        Kronos' first-quarter 2001 sales volume decreased 7% from the record first quarter of 2000 and increased 11% from the fourth quarter of 2000. Sales volume in the first quarter of 2001 was 7% and 11% lower in Europe and North America, respectively, compared to the first quarter of 2000 while export volume increased by 7%. Compared to the fourth quarter of 2000, sales volume increased by more than 10% in each of Kronos' major markets. Finished goods inventory levels at the end of March increased slightly from December 2000 levels and represent about two months of sales.

        First-quarter 2001 production volume was 2% higher than the comparable 2000 period with operating rates near full capacity in both periods. Production at the Company's Leverkusen facility was adversely affected late in the first quarter by a fire on March 20, 2001. See Note 12 to the Consolidated Financial Statements. Production rates at the Company's Leverkusen chloride-process plant returned to full capacity on April 8th, and the Company's Leverkusen sulfate-process plant is expected to be 50% to 70% operational in August 2001 and fully operational in October 2001.

        The Company believes that the damage to property and the business interruption losses caused by the fire are covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. No insurance proceeds have been recognized during the first quarter of 2001 for the business interruption portion of the loss because the amount of such proceeds is presently not determinable. No provision for impairment of the damaged fixed assets has been recognized because the Company believes the insurance proceeds will exceed their carrying value.

        Kronos anticipates its TiO2 sales and production volumes for full-year 2001 will be lower than that of 2000, in part due to the effect of the fire. Kronos expects its full-year 2001 operating income, excluding fire- related insurance recoveries, will be lower than 2000 primarily because of lower sales and production volumes and higher costs, particularly for energy. Although the Company believes its average selling price in billing currencies could continue a downward trend throughout the rest of 2001, it expects its average selling price for full-year 2001 to be only slightly below the full-year average price in 2000.

        Kronos' cost of sales as a percentage of net sales decreased in the first quarter of 2001 primarily due to higher average selling prices in billing currencies and higher production volume. Excluding the effects of foreign currency translation, which decreased the Company's expenses in the first quarter of 2001 compared to year-earlier period, the Company's selling, general and administrative expenses, excluding corporate expenses, in the first quarter of 2001 were comparable to the first quarter of 2000.

        A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro in the first quarter of 2001 versus the year-earlier period, decreased the dollar value of sales in the first quarter of 2001 by a net $11 million compared to the first quarter of 2000. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' first-quarter 2001 average selling price in U.S. dollars was approximately 1% higher than in the first quarter of 2000 and 2% higher than the fourth quarter of 2000. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in the 2001 period compared to the year-earlier period. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at the Company's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the first quarter of 2001 was not significant when compared to the first quarter of 2000.


  General corporate

        The following table sets forth certain information regarding general corporate income (expense).


                                              Three months ended
                                                  March 31,            Difference
                                            ---------------------      ----------
                                              2001           2000
                                              ----           ----
                                                 (In millions)

Securities earnings ...............         $   2.6        $   1.7        $    .9
Corporate income ..................            11.6            1.1           10.5
Corporate expense .................            (6.8)          (6.1)           (.7)
Interest expense ..................            (7.0)          (7.9)            .9
                                            -------        -------        -------

                                            $    .4        $ (11.2)       $  11.6
                                            =======        =======        =======


        Corporate income in the first quarter of 2001 includes $10.6 million of net insurance settlement gains, including a $10.3 million net gain from a settlement with the remaining members of the second of the Company's two principal former insurance carrier groups. See Note 11 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

        Corporate expense was higher in the first quarter of 2001 primarily due to higher environmental remediation accruals and higher legal fees.

        Interest expense in the first quarter of 2001 decreased 11% from the comparable period in 2000 primarily due to lower average interest rates as a result of the December 2000 refinancing of $50 million of the Company's high fixed-rate public debt with lower variable-rate bank debt and lower levels of outstanding debt. The Company expects its full-year 2001 interest expense will be lower than 2000.

  Provision for income taxes

        The Company reduced its deferred income tax valuation allowance by $.7 million in the first quarter of 2001 and $1.3 million in the first quarter of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

  Other

        Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2001 and 2000 are presented below.


                                                              Three months ended
                                                                   March 31,
                                                              -------------------
                                                               2001        2000
                                                              -------     -------
                                                                 (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities .......      $  39.2     $  37.0
        Changes in assets and liabilities ..............        (29.9)       (3.2)
                                                              -------     -------
                                                                  9.3        33.8
  Investing activities .................................        (18.4)      (15.3)
  Financing activities .................................         (9.6)      (17.7)
                                                              -------     -------

      Net cash provided (used) by operating,
       investing,  and financing activies ..............      $ (18.7)    $    .8
                                                              =======     =======


  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the 2001 period increased slightly from the comparable period in 2000 primarily due to higher operating income, partially offset by lower cash distributions from the Company's TiO2 manufacturing joint venture. The net cash used to fund changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) in the first quarter of 2001 was significantly higher than the first quarter of 2000 due to higher accounts receivable balances and decreases in accounts payable and accrued liabilities in the first quarter of 2001.

  Investing activities

        In February 2001, EMS loaned $13.4 million to Tremont under a reducing revolving loan agreement. See Note 1 to the Consolidated Financial Statements. The loan was approved by special committees of the Company's and EMS's Board of Directors. The maximum amount available under the agreement is $13.4 million, which will decrease by $250,000 each quarter beginning June 30, 2001. The loan bears interest at prime plus 2% (10.5% at March 31, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont.

        In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust"), one of the trusts described in
Note 1 to the Consolidated Financial Statements, under a new $25 million revolving credit agreement. The Trust owns 16,855 shares, or approximately 43%, of Contran's outstanding Class A voting common stock. The loan was approved by special committees of the Company's and EMS's Board of Directors. The loan bears interest at prime (7.5% at the time of the loan), is due on demand with 60 days notice and is collateralized by 15,768 shares of the Contran Class A common stock held by the Trust.

  Financing activities

        In the first quarter of 2001, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $10 million. On May 9, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of June 13, 2001 to be paid on June 27, 2001.


  Cash, cash equivalents, restricted cash equivalents and borrowing availability

        At March 31, 2001, the Company had cash and cash equivalents aggregating $100 million ($39 million held by non-U.S. subsidiaries) and an additional $86 million of restricted cash equivalents held by U.S. subsidiaries, of which $11 million was classified as a noncurrent asset. The Company's subsidiaries had $15 million available for borrowing at March 31, 2001 under existing non-U.S. credit facilities.

  Income tax contingencies

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including interest.

        The Company has received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including related interest, of approximately NOK 40 million ($4.3 million at March 31, 2001) pertaining to 1994 and 1996. The Company is currently litigating the primary issue related to the 1994 assessment, and in February 2001 the Norwegian Appeals Court ruled in favor of the Norwegian tax authorities.

The Company has appealed the case to the Norwegian Supreme Court and believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. The Company has granted a lien on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 12.9 million ($11.4 million at March 31, 2001). The Company has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit.

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

  Environmental matters and litigation

        The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($111 million at March 31, 2001) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $170 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

  Lead pigment litigation

        The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 1 - "Legal Proceedings."

  Other

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

  Special note regarding forward-looking statements

        The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), recoveries from insurance claims and the timing thereof, the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation, and other risks and uncertainties included in this Quarterly Report and in the 2000 Annual Report, and the uncertainties set forth from time to time in the Company's other public reports and filings. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the 2000 Annual Report for descriptions of certain previously reported legal proceedings.

           Jackson, et al. v. The Glidden Co., et al. (No. 236835). In March 2001 the trial court denied plaintiffs' motion for class certification.

           State of Rhode Island v. Lead Industries Association, et al. (No. 99-5226). In April 2001 the trial court dismissed all claims for special education costs; granted defendants' motions to dismiss the equitable-relief-to-children claim, the Unfair Trade Practices Act claim except insofar as it seeks to recover damages for post-1970 conduct, and the strict liability, negligence and misrepresentation claims except insofar as they relate to state-owned buildings; and denied defendants' motions to dismiss the public nuisance, civil conspiracy, unjust enrichment, and indemnity claims.

           City of St. Louis v. Lead Industries Association, et al. (No. 002-245). In March 2001 the federal court remanded the case to state court.

           County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In March 2001 defendants renewed their demurrers and motions to strike all claims. The court has not ruled.

           Lewis, et al. v. Lead Industries Association, et al. (No. CH09800). In March 2001 defendants moved to dismiss all claims. The court has not ruled.

           Borden, et al. v. The Sherwin Williams Company, et al. (No. 2000-587). In March 2001 defendants removed to Federal court and moved to dismiss the fraudulent concealment and misrepresentation and negligence claims. In April 2001 plaintiffs moved to remand to State court.

           In April 2001 a complaint was filed in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead, and punitive damages. The complaint asserts public nuisance, restitution, and conspiracy claims against the Company. The Company has not been served. The Company intends to deny all allegations of wrongdoing and liability and to defend itself vigorously.

           In April 2001 a complaint was filed in Harris County, Texas v. Lead Industries Association, et al. (No. 2001-21413). The complaint seeks actual and punitive damages and asserts the Company, six other former manufacturers of lead pigment and a trade association are jointly and severally liable for past and future damages due to the presence of lead paint in County-owned buildings. The Complaint asserts claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, public nuisance, restitution, and conspiracy. The Company has not been served. The
Company intends to deny all allegations of wrongdoing and liability and to defend itself vigorously.

           It is possible that other governmental entities or other plaintiffs may file claims related to lead pigment and paint similar to those described above and in the 2000 Annual Report.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its Annual Meeting of Shareholders on May 9, 2001. All the nominees for director were elected with the voting results for each as follows:


           Director                           Shares For       Shares Withheld
           --------                           ----------       ---------------

Mr. J. Landis Martin                          48,783,251            406,332
Mr. Kenneth R. Peak                           48,891,042            298,541
Mr. Glenn R. Simmons                          48,777,982            411,601
Mr. Harold C. Simmons                         48,813,024            376,559
General Thomas P. Stafford                    48,855,904            333,679
Mr. Steven L. Watson                          48,795,275            394,308
Dr. Lawrence A. Wigdor                        48,828,367            361,216

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                10.1 - Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2001.

                10.2 - Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 2001.

           (b)  Reports on Form 8-K

                There were no Reports on Form 8-K filed during the quarter ended March 31, 2001 and through the date of this report:

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      NL INDUSTRIES, INC.
                                              ----------------------------------
                                                          (Registrant)



Date:  May 10, 2001                     By    /s/ Susan E. Alderton
-------------------                           ----------------------------------
                                              Susan E. Alderton
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



Date:  May 10, 2001                     By    /s/ Robert D. Hardy
-------------------                           ----------------------------------
                                              Robert D. Hardy
                                               Vice President and Controller
                                               (Principal Accounting Officer)