Form 10-K/A
period 2000-12-31
NL INDUSTRIES INC
filed 2001-06-28
CIK 72162

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
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                    which registered
------------------------------                         -------------------------
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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2000 as set forth below and in the pages attached hereto:

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K.
           ---------------------------------------------------------

           Exhibit No. 99.1, Annual Report of NL Industries, Inc. Retirement Savings Plan on Form 11-K for the year ended December 31, 2000 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      NL INDUSTRIES, INC.
                                              ----------------------------------
                                                        (Registrant)



Dated:  June 28, 2001                  By:    /s/ Robert D. Hardy
                                              ----------------------------------
                                              Robert D. Hardy
                                              Vice President and Controller