Form 10-Q
period 2001-06-30
NL INDUSTRIES INC
filed 2001-08-07
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2001

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
Yes    X          No
    -------          -------




Number of shares of common stock outstanding on August 7, 2001:  49,678,384

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                           Page
                                                                           ----
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - June 30, 2001
              and December 31, 2000                                         3-4

            Consolidated Statements of Income - Three months
              and six months ended June 30, 2001 and 2000                    5

            Consolidated Statements of Comprehensive Income
              - Three months and six months ended June 30, 2001 and 2000     6

            Consolidated Statement of Shareholders' Equity
              - Six months ended June 30, 2001                               7

            Consolidated Statements of Cash Flows - Six
              months ended June 30, 2001 and 2000                           8-9

            Notes to Consolidated Financial Statements                     10-26

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          27-33


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                               34

  Item 6.   Exhibits and Reports on Form 8-K                                34

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




              ASSETS                                     June 30,   December 31,
                                                          2001          2000
                                                        ----------  ------------

Current assets:
    Cash and cash equivalents ......................    $   89,068    $  120,378
    Restricted cash equivalents ....................        78,187        69,242
    Accounts and notes receivable ..................       154,966       131,540
    Receivable from affiliates .....................        21,867           214
    Refundable income taxes ........................         9,291        12,302
    Inventories ....................................       175,718       205,973
    Prepaid expenses ...............................         4,798         2,458
    Deferred income taxes ..........................        12,059        11,673
                                                        ----------    ----------

        Total current assets .......................       545,954       553,780
                                                        ----------    ----------

Other assets:
    Marketable securities ..........................        52,703        47,186
    Receivable from affiliate ......................        12,150          --
    Investment in TiO2 manufacturing joint venture .       144,791       150,002
    Prepaid pension cost ...........................        22,446        22,789
    Restricted cash equivalents ....................        16,964        17,942
    Other ..........................................         4,296         4,707
                                                        ----------    ----------

        Total other assets .........................       253,350       242,626
                                                        ----------    ----------

Property and equipment:
    Land ...........................................        23,371        24,978
    Buildings ......................................       121,261       129,019
    Machinery and equipment ........................       499,858       530,920
    Mining properties ..............................        65,523        67,134
    Construction in progress .......................        13,930         4,586
                                                        ----------    ----------
                                                           723,943       756,637
    Less accumulated depreciation and depletion ....       418,590       432,255
                                                        ----------    ----------

        Net property and equipment .................       305,353       324,382
                                                        ----------    ----------

                                                        $1,104,657    $1,120,788
                                                        ==========    ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)




    LIABILITIES AND SHAREHOLDERS' EQUITY              June 30,      December 31,
                                                        2001            2000
                                                    -----------     ------------

Current liabilities:
    Notes payable ..............................    $    58,999     $    69,970
    Current maturities of long-term debt .......            930             730
    Accounts payable and accrued liabilities ...        126,543         147,877
    Payable to affiliates ......................          9,900          10,634
    Accrued environmental costs ................         62,034          53,307
    Income taxes ...............................         15,199          13,616
    Deferred income taxes ......................          1,249           1,822
                                                    -----------     -----------

        Total current liabilities ..............        274,854         297,956
                                                    -----------     -----------

Noncurrent liabilities:
    Long-term debt .............................        196,078         195,363
    Deferred income taxes ......................        149,398         145,673
    Accrued environmental costs ................         46,904          57,133
    Accrued pension cost .......................         18,043          21,220
    Accrued postretirement benefits cost .......         29,744          29,404
    Other ......................................         16,038          23,272
                                                    -----------     -----------

        Total noncurrent liabilities ...........        456,205         472,065
                                                    -----------     -----------


Minority interest ..............................          7,203           6,279
                                                    -----------     -----------

Shareholders' equity:
    Common stock ...............................          8,355           8,355
    Additional paid-in capital .................        777,597         777,528
    Retained earnings ..........................        181,063         141,073
    Accumulated other comprehensive loss .......       (197,912)       (181,872)
    Treasury stock .............................       (402,708)       (400,596)
                                                    -----------     -----------

        Total shareholders' equity .............        366,395         344,488
                                                    -----------     -----------

                                                    $ 1,104,657     $ 1,120,788
                                                    ===========     ===========

Commitments and contingencies (Note 14)



          See accompanying notes to consolidated financial statements.
                                      - 4 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                           Three months ended     Six months ended
                                                June 30,              June 30,
                                          -------------------   -------------------
                                            2001       2000       2001       2000
                                          --------   --------   --------   --------

Revenues and other income:
    Net sales .........................   $220,105   $251,126   $446,165   $482,135
    Litigation settlement gains, net ..       --       43,000     10,582     43,000
    Insurance recoveries, net .........      1,929       --        1,929       --
    Other, net ........................      3,369     10,946      8,218     15,446
                                          --------   --------   --------   --------

                                           225,403    305,072    466,894    540,581
                                          --------   --------   --------   --------

Costs and expenses:
    Cost of sales .....................    151,320    164,033    301,222    323,298
    Selling, general and administrative     29,336     36,832     61,658     70,222
    Interest ..........................      6,887      7,897     13,863     15,753
                                          --------   --------   --------   --------

                                           187,543    208,762    376,743    409,273
                                          --------   --------   --------   --------

        Income before income taxes and
          minority interest ...........     37,860     96,310     90,151    131,308

Income tax expense ....................     12,069     32,762     29,215     43,961
                                          --------   --------   --------   --------

        Income before minority interest     25,791     63,548     60,936     87,347

Minority interest .....................        367        110        953        201
                                          --------   --------   --------   --------

        Net income ....................   $ 25,424   $ 63,438   $ 59,983   $ 87,146
                                          ========   ========   ========   ========

Earnings per share:
    Basic .............................   $    .51   $   1.26   $   1.20   $   1.72
                                          ========   ========   ========   ========
    Diluted ...........................   $    .51   $   1.25   $   1.20   $   1.71
                                          ========   ========   ========   ========

Weighted average shares used in the
  calculation of earnings per share:
      Basic ...........................     49,932     50,499     50,005     50,710
      Dilutive impact of stock options          95        351        183        290
                                          --------   --------   --------   --------

      Diluted .........................     50,027     50,850     50,188     51,000
                                          ========   ========   ========   ========


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)



                                                      Three months ended       Six months ended
                                                             June 30,              June 30,
                                                     --------------------    --------------------
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------

Net income .......................................   $ 25,424    $ 63,438    $ 59,983    $ 87,146
                                                     --------    --------    --------    --------

Other comprehensive income (loss), net of tax:
    Marketable securities adjustment:
        Unrealized holding gains arising during
          the period .............................      7,391         650       3,589         708
        Add:  reclassification adjustment for loss
          included in net income .................        736        --           736        --
                                                     --------    --------    --------    --------

                                                        8,127         650       4,325         708

    Currency translation adjustment ..............     (4,467)     (7,287)    (20,365)    (22,596)
                                                     --------    --------    --------    --------

        Total other comprehensive income (loss) ..      3,660      (6,637)    (16,040)    (21,888)
                                                     --------    --------    --------    --------

            Comprehensive income .................   $ 29,084    $ 56,801    $ 43,943    $ 65,258
                                                     ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.
                                      - 6 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Six months ended June 30, 2001

                                 (In thousands)



                                                                             Accumulated other
                                                                              comprehensive
                                                                              income (loss)
                                                  Additional             ------------------------
                                         Common    paid-in    Retained    Currency    Marketable   Treasury
                                         stock     capital    earnings   translation  securities     stock      Total
                                         ------   ----------  --------   -----------  ----------   --------   ---------


Balance at December 31, 2000 .........   $8,355   $777,528   $ 141,073    $(190,757)   $ 8,885   $(400,596)   $ 344,488

Net income ...........................     --         --        59,983         --         --          --         59,983

Other comprehensive income (loss), net     --         --          --        (20,365)     4,325        --        (16,040)

Dividends ............................     --         --       (19,993)        --         --          --        (19,993)

Tax benefit of stock options exercised     --           69        --           --         --          --             69

Treasury stock:
    Acquired (212 shares) ............     --         --          --           --         --        (2,718)      (2,718)
    Reissued  (36 shares) ............     --         --          --           --         --           606          606
                                         ------   --------   ---------    ---------    -------   ---------    ---------

Balance at June 30, 2001 .............   $8,355   $777,597   $ 181,063    $(211,122)   $13,210   $(402,708)   $ 366,395
                                         ======   ========   =========    =========    =======   =========    =========




          See accompanying notes to consolidated financial statements.
                                      - 7 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2001 and 2000

                                 (In thousands)




                                                                    2001        2000
                                                                  --------    --------

Cash flows from operating activities:
    Net income ................................................   $ 59,983    $ 87,146
    Depreciation, depletion and amortization ..................     14,930      15,361
    Deferred income taxes .....................................      5,140      25,023
    Distributions from TiO2 manufacturing joint venture .......      4,950       5,250
    Litigation settlement gain, net included in restricted cash    (10,307)    (43,000)
    Net (gains) losses from securities transactions ...........      1,133      (5,553)
    Insurance recoveries, net .................................     (1,929)       --
    Other, net ................................................     (2,065)     (4,166)
                                                                  --------    --------

                                                                    71,835      80,061

    Change in assets and liabilities:
        Accounts and notes receivable .........................    (31,127)    (34,054)
        Inventories ...........................................     21,463      29,340
        Prepaid expenses ......................................     (2,520)     (1,417)
        Accounts payable and accrued liabilities ..............    (16,310)     (9,802)
        Income taxes ..........................................      4,928       8,086
        Other, net ............................................     (3,008)       (696)
                                                                  --------    --------

            Net cash provided by operating activities .........     45,261      71,518
                                                                  --------    --------

Cash flows from investing activities:
    Capital expenditures ......................................    (17,705)    (12,598)
    Property damaged by fire:
        Insurance proceeds ....................................      5,500        --
        Other, net ............................................     (1,000)       --
    Loans to affiliates:
        Loans .................................................    (33,400)       --
        Collections ...........................................        250        --
    Purchase of Tremont Corporation common stock ..............       --        (9,520)
    Change in restricted cash equivalents, net ................        682         459
    Other, net ................................................         41         108
                                                                  --------    --------

        Net cash used by investing activities .................    (45,632)    (21,551)
                                                                  --------    --------


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2001 and 2000

                                 (In thousands)




                                                            2001         2000
                                                         ---------    ---------

Cash flows from financing activities:
    Dividends paid ...................................   $ (19,993)   $ (15,161)
    Treasury stock:
        Purchased ....................................      (2,718)     (13,959)
        Reissued .....................................         606          470
    Indebtedness:
        Borrowings ...................................       1,437         --
        Principal payments ...........................      (6,990)     (16,830)
    Other, net .......................................          (5)          (7)
                                                         ---------    ---------

        Net cash used by financing activities ........     (27,663)     (45,487)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities      (28,034)       4,480
        Currency translation .........................      (3,276)      (1,075)
    Balance at beginning of period ...................     120,378      134,224
                                                         ---------    ---------

    Balance at end of period .........................   $  89,068    $ 137,629
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $  13,709    $  15,686
    Income taxes, net ................................      19,147       10,797




          See accompanying notes to consolidated financial statements.
                                      - 9 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At June 30, 2001, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock. At June 30, 2001, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and a company 80% owned by Valhi and 20% owned by NL held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. See Note 6.

         The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2001 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior- year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at June 30, 2001, and there was no impact on the Company's financial statements from adopting SFAS No. 133.

Note 2 - Earnings per share:

         Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business segment information:

         The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2.


                                                  Three months ended          Six months ended
                                                        June 30,                   June 30,
                                                 ----------------------    ----------------------
                                                    2001        2000          2001         2000
                                                 ---------    ---------    ---------    ---------
                                                                   (In thousands)

Net sales ....................................   $ 220,105    $ 251,126    $ 446,165    $ 482,135
Other income, excluding corporate ............         768        2,444        2,010        4,114
                                                 ---------    ---------    ---------    ---------
                                                   220,873      253,570      448,175      486,249

Cost of sales ................................     151,320      164,033      301,222      323,298
Selling, general and administrative, excluding
  corporate ..................................      24,383       26,794       49,867       53,973
                                                 ---------    ---------    ---------    ---------

        Operating income .....................      45,170       62,743       97,086      108,978

Insurance recoveries, net ....................       1,929         --          1,929         --
                                                 ---------    ---------    ---------    ---------

        Income before corporate items, income
          taxes and minority interest ........      47,099       62,743       99,015      108,978

General corporate income (expense):
    Securities earnings, net .................       1,186        7,390        3,792        9,108
    Litigation settlement gains, net and other
      income .................................       1,415       44,112       12,998       45,224
    Corporate expenses .......................      (4,953)     (10,038)     (11,791)     (16,249)
    Interest expense .........................      (6,887)      (7,897)     (13,863)     (15,753)
                                                 ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ..................   $  37,860    $  96,310    $  90,151    $ 131,308
                                                 =========    =========    =========    =========

Note 4 - Inventories:

                                                        June 30,    December 31,
                                                         2001          2000
                                                       ---------    ------------
                                                            (In thousands)

Raw materials ................................         $ 39,827         $ 66,061
Work in process ..............................            6,652            7,117
Finished products ............................          104,406          107,120
Supplies .....................................           24,833           25,675
                                                       --------         --------

                                                       $175,718         $205,973
                                                       ========         ========

Note 5 - Marketable securities:


                                                          June 30,  December 31,
                                                            2001        2000
                                                          --------  ------------
                                                             (In thousands)

Available-for-sale marketable equity securities:
    Unrealized gains ................................     $ 20,323     $ 14,912
    Unrealized losses ...............................         --         (1,244)
    Cost ............................................       32,380       33,518
                                                          --------     --------

        Aggregate fair value ........................     $ 52,703     $ 47,186
                                                          ========     ========


         In June 2001, the Company  recognized a $1.1 million noncash securities
loss   related   to  an   other-than-temporary   decline  in  value  of  certain
available-for-sale securities held by the Company. See Note 11.

Note 6 - Receivable from affiliates:

         A majority-owned subsidiary of the Company, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont under a reducing revolving loan agreement in the first quarter of 2001. See Note 1. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (10% at June 30, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. The first reduction occurred on June 30, 2001, at which time Tremont repaid $250,000 of the loan.

         In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust"), one of the trusts described in
Note 1, under a $25 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (7.5% at June 30, 2001), is due on demand with 60 days notice and is collateralized by 15,768 shares, or approximately 40%, of Contran's outstanding Class A voting common stock which is owned by the Trust.

Note 7 - Accounts payable and accrued liabilities:

                                                     June 30,       December 31,
                                                       2001             2000
                                                     --------       ------------
                                                           (In thousands)

Accounts payable .........................           $ 51,268           $ 64,553
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             25,365             34,160
    Interest .............................              4,934              5,019
    Deferred income ......................              4,000              4,000
    Other ................................             40,976             40,145
                                                     --------           --------

                                                       75,275             83,324
                                                     --------           --------

                                                     $126,543           $147,877
                                                     ========           ========

Note 8 - Other noncurrent liabilities:

                                                         June 30,   December 31,
                                                           2001         2000
                                                         --------   ------------
                                                            (In thousands)

Insurance claims and expenses ..................         $ 9,370         $10,314
Employee benefits ..............................           3,496           7,721
Deferred income ................................           2,333           4,333
Other ..........................................             839             904
                                                         -------         -------

                                                         $16,038         $23,272
                                                         =======         =======

Note 9 - Notes payable and long-term debt:


                                                                      June 30,  December 31,
                                                                        2001       2000
                                                                      --------  ------------
                                                                          (In thousands)

Notes payable - Kronos ............................................   $ 58,999   $ 69,970
                                                                      ========   ========

Long-term debt:
    NL Industries, Inc. - 11.75% Senior Secured Notes (See Note 13)   $194,000   $194,000
    Kronos ........................................................      3,008      2,093
                                                                      --------   --------

                                                                       197,008    196,093
Less current maturities ...........................................        930        730
                                                                      --------   --------

                                                                      $196,078   $195,363
                                                                      ========   ========

         Notes payable consists of euro 43.5 million and NOK 200 million at June 30, 2001 and euro 51 million and NOK 200 million at December 31, 2000.

Note 10 - Income taxes:

         The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                               Six months ended
                                                                   June 30,
                                                              --------------------
                                                                2001         2000
                                                              --------    --------
                                                                 (In thousands)

Expected tax expense ......................................   $ 31,553    $ 45,958
Non-U.S. tax rates ........................................     (2,722)     (2,900)
Incremental tax on income of companies not included in NL's
  consolidated U.S. federal income tax return .............        300         634
Valuation allowance .......................................     (1,113)     (1,325)
U.S. state income taxes ...................................        234         614
Other, net ................................................        963         980
                                                              --------    --------

        Income tax expense ................................   $ 29,215    $ 43,961
                                                              ========    ========

Note 11 - Litigation settlement gains, net and other income, net:

  Litigation settlement gains, net

         In the first quarter of 2001 and the second quarter of 2000, the Company recognized litigation settlement gains with former insurance carrier groups of $10.6 million and $43 million, respectively, to settle certain insurance coverage claims related to environmental remediation. A majority of the proceeds from these settlements were transferred to special-purpose trusts established by the insurance carrier groups to pay future remediation and other environmental expenditures of the Company. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

  Other income, net


                                        Three months ended       Six months ended
                                             June 30,                 June  30,
                                        --------------------    --------------------
                                          2001         2000       2001        2000
                                        --------    --------    --------    --------
                                                          (In thousands)

Securities earnings:
    Interest and dividends ..........   $  2,319    $  1,837    $  4,925    $  3,555
    Securities transactions .........     (1,133)      5,553      (1,133)      5,553
                                        --------    --------    --------    --------
                                           1,186       7,390       3,792       9,108
Currency transaction gains, net .....        214       2,413       1,281       3,654
Noncompete agreement income .........      1,000       1,000       2,000       2,000
Disposition of property and equipment        (58)       (546)       (419)       (948)
Trade interest income ...............        476         470       1,069         827
Other, net ..........................        551         219         495         805
                                        --------    --------    --------    --------

                                        $  3,369    $ 10,946    $  8,218    $ 15,446
                                        ========    ========    ========    ========


         In the second quarter of 2000, the Company recognized a $5.6 million securities gain related to common stock received from the demutualization of an insurance company from which the Company had purchased certain insurance policies.

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

         On April 8, 2001, repairs to the damaged support equipment were substantially completed and full production resumed at the Chloride Plant. In April, the undamaged section of the Sulfate Plant resumed limited production (5% to 20% of capacity) of an intermediate form of TiO2 ("Hydrated TiO2"). The Hydrated TiO2 is being transported to the Company's Nordenham, Germany sulfate-process TiO2 plant to be further processed and finished into certain grades of TiO2. The Company's ability to produce the Hydrated TiO2 at the Sulfate Plant is limited by the available excess capacity at its Nordenham plant. The Company expects the Sulfate Plant to be over 50% operational in August 2001 and fully operational in October 2001.

         The Company believes that the damage to property and the business interruption losses caused by the fire are covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. During the second quarter of 2001, the Company's insurance carriers approved a partial payment of $10.5 million ($9 million received as of June 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Five million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5.5 million represented property damage recoveries against which the Company recorded $3.6 million of expenses related to destroyed asset write-offs and related clean-up costs, resulting in a net gain of $1.9 million. Negotiations with the insurance carrier group continue, and the Company expects to receive additional insurance recoveries for property damage and business interruption losses. The Company did not recognize additional insurance proceeds in the second quarter of 2001 because the amounts are not presently determinable.

Note 13 - Condensed consolidating financial information:

         The Company's 11.75% Senior Secured Notes (the "Notes") are collateralized by a series of intercompany notes to NL (the "Parent Issuer"). The Notes are also collateralized by a first priority lien on the stock of Kronos. A second priority lien on the stock of NL Capital Corporation ("NLCC") collateralized the notes until February 2000, at which time it was merged into KII and became included in the first priority lien on the stock of Kronos.

         In the event of foreclosure, the holders of the Notes would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent of a joint and several, full and unconditional guarantee of the Notes by Kronos and, prior to its merger into KII, NLCC.

         Management believes that separate financial statements would not provide additional material information that would be useful in assessing the financial position of Kronos and NLCC (the "Guarantor Subsidiaries"). In lieu of providing separate financial statements of the Guarantor Subsidiaries, the Company has included condensed consolidating financial information of the Parent Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries in accordance with Rule 3-10(e) of the SEC's Regulation S-X. The Guarantor Subsidiaries and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Issuer.

         Investments in subsidiaries are accounted for by NL under the equity method, wherein the parent company's share of earnings is included in net income. Elimination entries eliminate (i) the parent's investments in subsidiaries and the equity in earnings of subsidiaries, (ii) intercompany payables and receivables and (iii) other transactions between subsidiaries.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                  June 30, 2001
                                 (In thousands)



                                                         NL                         Combined
                                                     Industries,                 Non-guarantor
                                                        Inc.        Kronos, Inc. Subsidiaries     Eliminations   Consolidated
                                                     -----------    ------------ -------------    ------------   ------------
                              ASSETS

Current assets:
    Cash and cash equivalents ....................    $      518    $   58,873    $    29,677     $      --       $   89,068
    Restricted cash equivalents ..................        78,187          --             --              --           78,187
    Accounts and notes receivable ................           316       154,578             72            --          154,966
    Receivable from affiliates ...................         6,153         1,558         21,664          (7,508)        21,867
    Refundable income taxes ......................         6,222         3,061              8            --            9,291
    Inventories ..................................          --         175,718           --              --          175,718
    Prepaid expenses .............................           270         4,528           --              --            4,798
    Deferred income taxes ........................         7,206         4,853           --              --           12,059
                                                      ----------    ----------    -----------     -----------     ----------

        Total current assets .....................        98,872       403,169         51,421          (7,508)       545,954
                                                      ----------    ----------    -----------     -----------     ----------

Other assets:
    Investment in subsidiaries ...................     1,002,596          --              294      (1,002,890)          --
    Marketable securities ........................           558          --           52,145            --           52,703
    Notes receivable from affiliates .............       194,000       593,459         35,150        (810,459)        12,150
    Investment in TiO2 manufacturing joint venture          --         144,791           --              --          144,791
    Prepaid pension cost .........................         2,007        20,439           --              --           22,446
    Restricted cash equivalents ..................        16,964          --             --              --           16,964
    Other ........................................         1,492         2,804           --              --            4,296
                                                      ----------    ----------    -----------     -----------     ----------

        Total other assets .......................     1,217,617       761,493         87,589      (1,813,349)       253,350
                                                      ----------    ----------    -----------     -----------     ----------

Property and equipment, net ......................         4,073       301,280           --              --          305,353
                                                      ----------    ----------    -----------     -----------     ----------

                                                      $1,320,562    $1,465,942    $   139,010     $(1,820,857)    $1,104,657
                                                      ==========    ==========    ===========     ===========     ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                  June 30, 2001
                                 (In thousands)


                                                      NL                            Combined
                                                  Industries,                     Non-guarantor
                                                     Inc.         Kronos, Inc.    Subsidiaries     Eliminations   Consolidated
                                                  -----------     ------------    -------------    ------------   ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................     $      --       $    58,999     $      --        $      --        $    58,999
    Current maturities of long-term debt ...            --               930            --               --                930
    Accounts payable and accrued liabilities          21,776         104,631             136             --            126,543
    Payable to affiliates ..................           5,323          11,474             611           (7,508)           9,900
    Accrued environmental costs ............           8,061            --            53,973             --             62,034
    Income taxes ...........................            --            15,199            --               --             15,199
    Deferred income taxes ..................            --             1,249            --               --              1,249
                                                 -----------     -----------     -----------      -----------      -----------

        Total current liabilities ..........          35,160         192,482          54,720           (7,508)         274,854
                                                 -----------     -----------     -----------      -----------      -----------

Noncurrent liabilities:
    Long-term debt .........................         194,000           2,078            --               --            196,078
    Notes payable to affiliate .............         616,459         194,000            --           (810,459)            --
    Deferred income taxes ..................          73,406          73,109           2,883             --            149,398
    Accrued environmental costs ............           6,925           8,221          31,758             --             46,904
    Accrued pension cost ...................           1,461          16,582            --               --             18,043
    Accrued postretirement benefits cost ...          16,083          13,661            --               --             29,744
    Other ..................................          10,673           5,365            --               --             16,038
                                                 -----------     -----------     -----------      -----------      -----------

        Total noncurrent liabilities .......         919,007         313,016          34,641         (810,459)         456,205
                                                 -----------     -----------     -----------      -----------      -----------

Minority interest ..........................            --               279           6,924             --              7,203
                                                 -----------     -----------     -----------      -----------      -----------

Shareholders' equity .......................         366,395         960,165          42,725       (1,002,890)         366,395
                                                 -----------     -----------     -----------      -----------      -----------

                                                 $ 1,320,562     $ 1,465,942     $   139,010      $(1,820,857)     $ 1,104,657
                                                 ===========     ===========     ===========      ===========      ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                 (In thousands)


                                                         NL                         Combined
                                                     Industries,                 Non-guarantor
                                                        Inc.        Kronos, Inc. Subsidiaries     Eliminations   Consolidated
                                                     -----------    ------------ -------------    ------------   ------------

                  ASSETS

Current assets:
    Cash and cash equivalents ....................    $    3,632    $   52,979    $    63,767     $      --       $  120,378
    Restricted cash equivalents ..................        69,242          --             --              --           69,242
    Accounts and notes receivable ................           172       131,295             73            --          131,540
    Receivable from affiliates ...................         6,189          --              216          (6,191)           214
    Refundable income taxes ......................        10,512         1,790           --              --           12,302
    Inventories ..................................          --         205,973           --              --          205,973
    Prepaid expenses .............................           347         2,111           --              --            2,458
    Deferred income taxes ........................         6,394         5,279           --              --           11,673
                                                      ----------    ----------    -----------     -----------     ----------

        Total current assets .....................        96,488       399,427         64,056          (6,191)       553,780
                                                      ----------    ----------    -----------     -----------     ----------

Other assets:
    Investment in subsidiaries ...................       687,300          --              285        (687,585)          --
    Marketable securities ........................           452          --           46,734            --           47,186
    Notes receivable from affiliates .............       194,000       301,695         23,000        (518,695)          --
    Investment in TiO2 manufacturing joint venture          --         150,002           --              --          150,002
    Prepaid pension cost .........................         1,772        21,017           --              --           22,789
    Restricted cash equivalents ..................        17,942          --             --              --           17,942
    Other ........................................         1,739         2,968           --              --            4,707
                                                      ----------    ----------    -----------     -----------     ----------

        Total other assets .......................       903,205       475,682         70,019      (1,206,280)       242,626
                                                      ----------    ----------    -----------     -----------     ----------

Property and equipment, net ......................         4,425       319,957           --              --          324,382
                                                      ----------    ----------    -----------     -----------     ----------

                                                      $1,004,118    $1,195,066    $   134,075     $(1,212,471)    $1,120,788
                                                      ==========    ==========    ===========     ===========     ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                December 31, 2000
                                 (In thousands)

                                                     NL                            Combined
                                                 Industries,                     Non-guarantor
                                                    Inc.         Kronos, Inc.    Subsidiaries     Eliminations   Consolidated
                                                 -----------     ------------    -------------    ------------   ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................     $      --       $    69,970     $      --        $      --        $    69,970
    Current maturities of long-term debt ...            --               730            --               --                730
    Accounts payable and accrued liabilities          24,098         123,555             224             --            147,877
    Payable to affiliates ..................           2,140          14,073             612           (6,191)          10,634
    Accrued environmental costs ............           5,046            --            48,261             --             53,307
    Income taxes ...........................            --            13,604              12             --             13,616
    Deferred income taxes ..................            --             1,822            --               --              1,822
                                                 -----------     -----------     -----------      -----------      -----------

        Total current liabilities ..........          31,284         223,754          49,109           (6,191)         297,956
                                                 -----------     -----------     -----------      -----------      -----------

Noncurrent liabilities:
    Long-term debt .........................         194,000           1,363            --               --            195,363
    Notes payable to affiliate .............         324,695         194,000            --           (518,695)            --
    Deferred income taxes ..................          70,985          73,699             989             --            145,673
    Accrued environmental costs ............           6,729           8,699          41,705             --             57,133
    Accrued pension cost ...................           1,438          19,782            --               --             21,220
    Accrued postretirement benefits cost ...          15,039          14,365            --               --             29,404
    Other ..................................          15,460           7,812            --               --             23,272
                                                 -----------     -----------     -----------      -----------      -----------

        Total noncurrent liabilities .......         628,346         319,720          42,694         (518,695)         472,065
                                                 -----------     -----------     -----------      -----------      -----------

Minority interest ..........................            --               299           5,980             --              6,279
                                                 -----------     -----------     -----------      -----------      -----------

Shareholders' equity .......................         344,488         651,293          36,292         (687,585)         344,488
                                                 -----------     -----------     -----------      -----------      -----------

                                                 $ 1,004,118     $ 1,195,066     $   134,075      $(1,212,471)     $ 1,120,788
                                                 ===========     ===========     ===========      ===========      ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                        Three months ended June 30, 2001
                                 (In thousands)

                                                              NL                          Combined
                                                          Industries,                   Non-guarantor
                                                             Inc.        Kronos, Inc.   Subsidiaries    Eliminations Consolidated
                                                          -----------    ------------   --------------  ------------ ------------

Revenues and other income:
    Net sales ..........................................   $    --        $ 220,105      $    --        $    --        $ 220,105
    Interest and dividends .............................       6,857          8,864          1,562        (14,488)         2,795
    Equity in income of subsidiaries ...................      37,044           --             --          (37,044)          --
    Insurance recoveries, net ..........................        --            1,929           --             --            1,929
    Other income, net ..................................         282            292           --             --              574
                                                           ---------      ---------      ---------      ---------      ---------

                                                              44,183        231,190          1,562        (51,532)       225,403
                                                           ---------      ---------      ---------      ---------      ---------
Costs and expenses:
    Cost of sales ......................................        --          151,320           --             --          151,320
    Selling, general and administrative ................       4,416         25,124           (204)          --           29,336
    Interest ...........................................      14,564          6,811           --          (14,488)         6,887
                                                           ---------      ---------      ---------      ---------      ---------

                                                              18,980        183,255           (204)       (14,488)       187,543
                                                           ---------      ---------      ---------      ---------      ---------

        Income before income taxes and minority interest      25,203         47,935          1,766        (37,044)        37,860

Income tax expense (benefit) ...........................        (221)        12,290           --             --           12,069
                                                           ---------      ---------      ---------      ---------      ---------

        Income before minority interest ................      25,424         35,645          1,766        (37,044)        25,791

Minority interest ......................................        --                4            363           --              367
                                                           ---------      ---------      ---------      ---------      ---------

        Net income .....................................   $  25,424      $  35,641      $   1,403      $ (37,044)     $  25,424
                                                           =========      =========      =========      =========      =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                        Three months ended June 30, 2000
                                 (In thousands)

                                                                NL         Combined        Combined
                                                            Industries,    Guarantor    Non-guarantor
                                                               Inc.       Subsidiaries   Subsidiaries   Eliminations Consolidated
                                                            -----------   ------------  --------------  ------------ ------------

Revenues and other income:
    Net sales ..........................................     $    --       $ 251,126     $    --        $    --        $ 251,126
    Interest and dividends .............................         7,540         5,779         1,402        (12,414)         2,307
    Equity in income of subsidiaries ...................        41,305          --            --          (41,305)          --
    Litigation settlement gains, net ...................        43,000          --            --             --           43,000
    Other income, net ..................................         6,665         1,974          --             --            8,639
                                                             ---------     ---------     ---------      ---------      ---------

                                                                98,510       258,879         1,402        (53,719)       305,072
                                                             ---------     ---------     ---------      ---------      ---------

Costs and expenses:
    Cost of sales ......................................          --         164,033          --             --          164,033
    Selling, general and administrative ................         9,174        27,540           118           --           36,832
    Interest ...........................................        12,563         7,748          --          (12,414)         7,897
                                                             ---------     ---------     ---------      ---------      ---------

                                                                21,737       199,321           118        (12,414)       208,762
                                                             ---------     ---------     ---------      ---------      ---------

        Income before income taxes and minority interest        76,773        59,558         1,284        (41,305)        96,310

Income tax expense .....................................        13,335        19,427          --             --           32,762
                                                             ---------     ---------     ---------      ---------      ---------

        Income before minority interest ................        63,438        40,131         1,284        (41,305)        63,548

Minority interest ......................................          --               4           106           --              110
                                                             ---------     ---------     ---------      ---------      ---------

        Net income .....................................     $  63,438     $  40,127     $   1,178      $ (41,305)     $  63,438
                                                             =========     =========     =========      =========      =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                         Six months ended June 30, 2001
                                 (In thousands)

                                                                NL                          Combined
                                                            Industries,                   Non-guarantor
                                                               Inc.        Kronos, Inc.   Subsidiaries    Eliminations  Consolidated
                                                            -----------    ------------   -------------   ------------  ------------

Revenues and other income:
    Net sales ..........................................     $    --       $ 446,165      $    --        $    --        $ 446,165
    Interest and dividends .............................        13,997        15,459          3,121        (26,583)         5,994
    Equity in income of subsidiaries ...................        74,521          --             --          (74,521)          --
    Litigation settlement gains, net ...................        10,582          --             --             --           10,582
    Insurance recoveries, net ..........................          --           1,929           --             --            1,929
    Other income, net ..................................         1,283           941           --             --            2,224
                                                             ---------     ---------      ---------      ---------      ---------

                                                               100,383       464,494          3,121       (101,104)       466,894
                                                             ---------     ---------      ---------      ---------      ---------
Costs and expenses:
    Cost of sales ......................................          --         301,222           --             --          301,222
    Selling, general and administrative ................        11,057        51,339           (738)          --           61,658
    Interest ...........................................        26,726        13,720           --          (26,583)        13,863
                                                             ---------     ---------      ---------      ---------      ---------

                                                                37,783       366,281           (738)       (26,583)       376,743
                                                             ---------     ---------      ---------      ---------      ---------

        Income before income taxes and minority interest        62,600        98,213          3,859        (74,521)        90,151

Income tax expense .....................................         2,617        26,598           --             --           29,215
                                                             ---------     ---------      ---------      ---------      ---------

        Income before minority interest ................        59,983        71,615          3,859        (74,521)        60,936

Minority interest ......................................          --               9            944           --              953
                                                             ---------     ---------      ---------      ---------      ---------

        Net income .....................................     $  59,983     $  71,606      $   2,915      $ (74,521)     $  59,983
                                                             =========     =========      =========      =========      =========

                                       NL INDUSTRIES, INC. AND SUBSIDIARIES
                                    Condensed Consolidating Statement of Income
                                          Six months ended June 30, 2000
                                                  (In thousands)

                                                                NL         Combined        Combined
                                                            Industries,    Guarantor    Non-guarantor
                                                               Inc.       Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            -----------   ------------  --------------  ------------   ------------

Revenues and other income:
    Net sales ..........................................     $    --       $ 482,135      $    --        $    --        $ 482,135
    Interest and dividends .............................        15,174        11,579          2,802        (25,173)         4,382
    Equity in income of subsidiaries ...................       114,458          --             --         (114,458)          --
    Litigation settlement gains, net ...................        43,000          --             --             --           43,000
    Other income, net ..................................         7,777         3,287           --             --           11,064
                                                             ---------     ---------      ---------      ---------      ---------

                                                               180,409       497,001          2,802       (139,631)       540,581
                                                             ---------     ---------      ---------      ---------      ---------

Costs and expenses:
    Cost of sales ......................................          --         323,298           --             --          323,298
    Selling, general and administrative ................        14,205        55,482            535           --           70,222
    Interest ...........................................        25,130        15,796           --          (25,173)        15,753
                                                             ---------     ---------      ---------      ---------      ---------

                                                                39,335       394,576            535        (25,173)       409,273
                                                             ---------     ---------      ---------      ---------      ---------

        Income before income taxes and minority interest       141,074       102,425          2,267       (114,458)       131,308

Income tax expense (benefit) ...........................        53,928        (9,967)          --             --           43,961
                                                             ---------     ---------      ---------      ---------      ---------

        Income before minority interest ................        87,146       112,392          2,267       (114,458)        87,347

Minority interest ......................................          --              25            176           --              201
                                                             ---------     ---------      ---------      ---------      ---------

        Net income .....................................     $  87,146     $ 112,367      $   2,091      $(114,458)     $  87,146
                                                             =========     =========      =========      =========      =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                         Six months ended June 30, 2001
                                 (In thousands)

                                                              NL                      Combined
                                                          Industries,                Non-guarantor
                                                             Inc.      Kronos, Inc.  Subsidiaries   Eliminations Consolidated
                                                          -----------  ------------  -------------- ------------ ------------

Net cash provided (used) by operating activities .......    $ 14,106     $ 47,889     $   (929)    $(15,805)    $  45,261
                                                            --------     --------     --------     --------     ---------

Cash flows from investing activities:
    Capital expenditures ...............................        --        (17,705)        --           --         (17,705)
    Loans to affiliates ................................        --           --        (33,150)        --         (33,150)
    Change in restricted cash ..........................       4,877         --           --         (4,195)          682
    Other, net .........................................           7        4,534           (8)           8         4,541
                                                            --------     --------     --------     --------     ---------

        Net cash provided (used) by investing activities       4,884      (13,171)     (33,158)      (4,187)      (45,632)
                                                            --------     --------     --------     --------     ---------

Cash flows from financing activities:
    Dividends, net .....................................     (19,993)     (20,000)        --         20,000       (19,993)
    Treasury stock:
        Purchased ......................................      (2,718)        --           --           --          (2,718)
        Reissued .......................................         606         --           --           --             606
    Indebtedness:
        Borrowings .....................................        --          1,437         --           --           1,437
        Principal payments .............................        --         (6,990)        --           --          (6,990)
    Other, net .........................................        --              3         --             (8)           (5)
                                                            --------     --------     --------     --------     ---------

        Net cash provided (used) by financing activities     (22,105)     (25,550)        --         19,992       (27,663)
                                                            --------     --------     --------     --------     ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities ..      (3,115)       9,168      (34,087)        --         (28,034)
        Currency translation ...........................           1       (3,274)          (3)        --          (3,276)
                                                            --------     --------     --------     --------     ---------
                                                              (3,114)       5,894      (34,090)        --         (31,310)
    Balance at beginning of year .......................       3,632       52,979       63,767         --         120,378
                                                            --------     --------     --------     --------     ---------

    Balance at end of year .............................    $    518     $ 58,873     $ 29,677     $   --       $  89,068
                                                            ========     ========     ========     ========     =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                         Six months ended June 30, 2000
                                 (In thousands)

                                                              NL        Combined       Combined
                                                          Industries,   Guarantor   Non-guarantor
                                                             Inc.      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                          -----------  ------------ -------------- ------------  ------------

Net cash provided (used) by operating activities .......    $ 19,927     $  89,698     $   (107)    $(38,000)    $  71,518
                                                            --------     ---------     --------     --------     ---------

Cash flows from investing activities:
    Capital expenditures ...............................        --         (12,598)        --           --         (12,598)
    Purchase of Tremont Corporation common stock .......      (9,520)         --           --           --          (9,520)
    Change in restricted cash ..........................         459          --           --           --             459
    Loans to affiliates ................................        --         (73,872)      68,000        5,872          --
    Other, net .........................................          22            86         --           --             108
                                                            --------     ---------     --------     --------     ---------

        Net cash provided (used) by investing activities      (9,039)      (86,384)      68,000        5,872       (21,551)
                                                            --------     ---------     --------     --------     ---------

Cash flows from financing activities:
    Treasury stock:
        Purchased ......................................     (13,959)         --           --           --         (13,959)
        Reissued .......................................         470          --           --           --             470
    Dividends, net .....................................     (15,161)      (38,000)        --         38,000       (15,161)
    Principal payments on debt .........................        --         (16,830)        --           --         (16,830)
    Loans from affiliates ..............................       5,872          --           --         (5,872)         --
    Other, net .........................................        --              (7)        --           --              (7)
                                                            --------     ---------     --------     --------     ---------

        Net cash provided (used) by financing activities     (22,778)      (54,837)        --         32,128       (45,487)
                                                            --------     ---------     --------     --------     ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities ..     (11,890)      (51,523)      67,893         --           4,480
        Currency translation ...........................        --          (1,072)          (3)        --          (1,075)
                                                            --------     ---------     --------     --------     ---------
                                                             (11,890)      (52,595)      67,890         --           3,405
    Balance at beginning of year .......................      13,415       113,062        7,747         --         134,224
                                                            --------     ---------     --------     --------     ---------

    Balance at end of year .............................    $  1,525     $  60,467     $ 75,637     $   --       $ 137,629
                                                            ========     =========     ========     ========     =========

Note 14 - Commitments and contingencies:

         For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - "Legal Proceedings," (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and (iv) the 2000 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

                                             Three months ended           %           Six months ended        %
                                                   June  30,           Change             June  30,        Change
                                           ----------------------      ------      --------------------    ------
                                              2001        2000                      2001          2000
                                              ----        ----                      ----          ----
                                                   (In millions, except percentages and metric tons)

Net sales and operating income
    Net sales .......................        $220.1      $251.1         -12%        $446.2      $482.1       -7%
    Operating income ................        $ 45.2      $ 62.7         -28%        $ 97.1      $109.0      -11%
    Operating income margin
      percentage ....................           21%         25%                        22%         23%

TiO2 operating statistics
    Percent change in average selling
      price (in billing currencies) .                                    +1%                                 +3%
    Sales volume (metric tons in
      thousands) ....................           105         120         -13%           208         231      -10%
    Production volume (metric tons
      in thousands) .................            99         110         -10%           207         215       -4%


         Kronos' operating income in the second quarter of 2001 decreased $17.5 million or 28% from the second quarter of 2000 due to lower sales and production volumes, partially offset by slightly higher average selling prices in billing currencies. Kronos' operating income in the first half of 2001 decreased $11.9 million or 11% from the first half of 2000 due to lower sales and production volumes, partially offset by higher average selling prices in billing currencies.

         Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the second quarter of 2001 was slightly higher than the second quarter of 2000 and 2% lower than the first quarter of 2001. Compared to the first quarter of 2001, prices in billing currencies were lower in all major markets. The average selling price in billing currencies in June was 1% lower than the average selling price during the second quarter as prices continued to trend downward. Kronos' average selling price in billing currencies for the first half of 2001 was 3% higher than the first half of 2000 due to higher European prices, partially offset by lower North American and export prices. Based on the global economic slowdown, the Company expects its average selling price in billing currencies will continue to trend downward into the fourth quarter, resulting in a lower average selling price for full-year 2001 compared to the full-year average selling price in 2000.

         Kronos' second-quarter 2001 sales volume decreased 13% from the record second quarter of 2000 and increased 1% from the first quarter of 2001. Sales volume in the second quarter of 2001 was lower in all major markets compared to the second quarter of 2000. Compared to the first quarter of 2001, sales volume increased by 13% in North America while the European and export markets decreased 4% and 10%, respectively. Sales volume in the first half of 2001 was 10% lower than the record first half of 2000. Kronos anticipates its sales volume for full-year 2001 will be lower than that of 2000. Finished goods inventory levels at the end of June decreased 7% from March 2001 levels and represent about two months of sales.

         Second-quarter 2001 production volume was 10% lower than the comparable 2000 period with operating rates at 87% in the second quarter of 2001 compared to near full capacity in the second quarter of 2000. Kronos' production volume in the first half of 2001 was 4% lower than the first half of 2000 with operating rates at 93% in the first half of 2001 compared to near full capacity in the first half of 2000. The lower production volume was primarily related to lost sulfate-process production at the Company's Leverkusen facility. Production at the Company's Leverkusen facility was adversely affected late in the first quarter by a fire on March 20, 2001. See Note 12 to the Consolidated Financial Statements. Production rates at the Company's Leverkusen chloride-process plant returned to full capacity in April, and the Company's Leverkusen sulfate-process plant is expected to be over 50% operational in August 2001 and fully operational in October 2001. Kronos anticipates its production volume for full-year 2001 will be lower than that of 2000.

         The Company believes that the damage to property and the business interruption losses caused by the fire are covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. During the second quarter of 2001, the Company's insurance carriers approved a partial payment of $10.5 million ($9 million received as of June 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Five million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5.5 million represented property damage recoveries against which the Company recorded $3.6 million of expenses related to destroyed asset write-offs and related clean-up costs, resulting in a net gain of $1.9 million. Negotiations with the insurance carrier group continue, and the Company expects to receive additional insurance recoveries for property damage and business interruption losses. The Company did not recognize additional insurance proceeds in the second quarter of 2001 because the amounts are not presently determinable.

         Kronos expects its full-year 2001 operating income, excluding fire-related insurance recoveries for property damage, will be significantly lower than 2000 primarily because of lower average selling prices in billing currencies, lower sales and production volumes and higher energy costs.

         Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the second quarter and first half of 2001 primarily due to lower production volume. Excluding the effects of foreign currency translation, which decreased the Company's expenses in the second quarter and first half of 2001 compared to year-earlier periods, the Company's selling, general and administrative expenses, excluding corporate expenses, in the second quarter and first half of 2001 were slightly lower compared to the year-earlier periods.

         A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro in the second quarter and first half of 2001 versus the year-earlier periods, decreased the dollar value of sales in the second quarter and first half of 2001 by a net $7 million and $18 million, respectively, when compared to the year-earlier periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' second- quarter 2001 average selling price in U.S. dollars was 2% lower than in the second quarter of 2000 and 4% lower than the first quarter of 2001. Kronos' average selling price in U.S. dollars for the first half of 2001 decreased 1% from the first half of 2000. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in the second quarter and first half of 2001 compared to the year-earlier periods. In addition, sales to export markets are typically denominated in U.S.

dollars and a stronger U.S. dollar improves margins on these sales at the Company's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the second quarter and first half of 2001 was not significant when compared to the year-earlier periods.

  General corporate

         The following table sets forth certain information regarding general corporate income (expense).

                            Three months ended                        Six months ended
                                 June 30,           Difference           June 30,             Difference
                          ----------------------    ----------     -----------------------    ----------
                             2001         2000                        2001          2000
                             ----         ----                        ----          ----
                                                           (In millions)

Securities earnings.       $   1.2       $   7.4       $  (6.2)      $   3.8       $   9.2       $  (5.4)
Corporate income ...           1.4          44.1         (42.7)         13.0          45.2         (32.2)
Corporate expense ..          (4.9)        (10.0)          5.1         (11.7)        (16.3)          4.6
Interest expense ...          (6.9)         (7.9)          1.0         (13.9)        (15.8)          1.9
                           -------       -------       -------       -------       -------       -------

                           $  (9.2)      $  33.6       $ (42.8)      $  (8.8)      $  22.3       $ (31.1)
                           =======       =======       =======       =======       =======       =======

         Securities earnings in the second quarter and first half of 2001 declined from the comparable periods in 2000 primarily due to a $5.6 million second-quarter 2000 securities gain related to common stock received from the demutualization of an insurance company from which the Company had purchased certain insurance policies.

         Corporate income in the first quarter of 2001 and the second quarter of 2000 includes litigation settlement gains with former insurance carrier groups of $10.6 million and $43 million, respectively. See Note 11 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

         Corporate expense in the second quarter and first half of 2001 was lower than the year-earlier periods, primarily due to lower environmental remediation accruals and lower legal fees.

         Interest expense in the second quarter and first half of 2001 decreased 13% and 12%, respectively, from the comparable periods in 2000 primarily due to lower average interest rates as a result of the December 2000 refinancing of $50 million of the Company's high fixed-rate public debt with lower variable- rate bank debt and lower levels of outstanding debt. At the end of the second quarter of 2001, the Company repaid $6.5 million of its euro-denominated short-term debt with excess cash flow from operations. The Company expects its full-year 2001 interest expense will be lower than full-year 2000.

  Provision for income taxes

         The Company reduced its deferred income tax valuation allowance by $1.1 million in the first half of 2001 and $1.3 million in the first half of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

  Other

         Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2001 and 2000 are presented below.

                                                                                     Six months ended
                                                                                          June 30,
                                                                                     -----------------
                                                                                      2001       2000
                                                                                     -------   -------
                                                                                       (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities ................................    $  71.8   $  80.1
        Changes in assets and liabilities .......................................      (26.5)     (8.6)
                                                                                     -------   -------
                                                                                        45.3      71.5
  Investing activities ..........................................................      (45.6)    (21.6)
  Financing activities ..........................................................      (27.7)    (45.4)
                                                                                     -------   -------

      Net cash provided (used) by operating, investing, and financing activities     $ (28.0)  $   4.5
                                                                                     =======   =======

  Operating activities

         The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the first half of 2001 decreased from the comparable period in 2000 primarily due to lower operating income. The net cash used to fund changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) in the first half of 2001 was significantly higher than in the first half of 2000 due to higher inventory balances and decreases in accounts payable and accrued liabilities in the first half of 2001.

  Investing activities

         In February 2001, EMS loaned $13.4 million to Tremont under a reducing revolving loan agreement. See Note 1 to the Consolidated Financial Statements. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (10% at June 30, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. The first reduction occurred on June 30, 2001, at which time Tremont repaid $250,000 of the loan.

         In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust"), one of the trusts described in
Note 1 to the Consolidated Financial Statements, under a new $25 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (7.5% at June 30, 2001), is due on demand with 60 days notice and is collateralized by 15,768 shares, or approximately 40%, of Contran's outstanding Class A voting common stock which is owned by the Trust.

         The Company received $5.5 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $1 million of expenses related to repairs and clean-up costs.

  Financing activities

         At the end of the second quarter of 2001, the Company repaid euro 7.6 million ($6.5 million when paid) of its euro-denominated short-term debt with excess cash flow from operations.

         In the second quarter of 2001, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $10 million. Dividends paid during the first half of 2001 totaled $.40 per share or $20 million. On July 24, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of September 14, 2001 to be paid on September 28, 2001.

         Pursuant to its share repurchase program, the Company purchased 212,000 shares of its common stock at an aggregate cost of $2.7 million in the second quarter of 2001. An additional 192,000 shares at an aggregate cost of $2.8 million were purchased in July 2001, with 362,000 shares remaining for purchase under the repurchase program.

  Cash, cash equivalents, restricted cash equivalents and borrowing availability

         At June 30, 2001, the Company had cash and cash equivalents aggregating $89 million ($47 million held by non-U.S. subsidiaries) and an additional $95 million of restricted cash equivalents held by U.S. subsidiaries, of which $17 million was classified as a noncurrent asset. The Company's subsidiaries had $12 million available for borrowing at June 30, 2001 under existing non-U.S. credit facilities.

  Income tax contingencies

         Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including interest.

         The Company received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including related interest, of NOK 39.3 million pertaining to 1994 and 1996. The Company was unsuccessful in appealing the tax assessments and in June 2001 paid NOK 39.3 million ($4.3 million when paid) to the Norwegian tax authorities. The Company was adequately reserved for this contingency. The Company has requested the release of the lien on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

         The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 12.9 million ($11.1 million at June 30, 2001). The Company has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

  Environmental matters and litigation

         The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($109 million at June 30, 2001) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $170 million. The Company's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

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

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Reference is made to the 2000 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 for descriptions of certain previously reported legal proceedings.

             City of St. Louis v. Lead Industries Association, et al. (No. 002-245). In June 2001 defendants moved to dismiss all claims. The court has not ruled.

             County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In June 2001 the court granted the previously described motions with respect to privately owned buildings and with respect to the nuisance claim, with leave to replead, and otherwise denied the motions.

             City of Milwaukee v. N. L. Industries, Inc. and Mautz Paint (No. 01CV003088). The Company was served in May 2001 and answered the complaint in August 2001 denying all wrongdoing.

             Harris County, Texas v. Lead Industries Association, et al. (No. 2001-21413). The Company was served in May 2001 and answered the complaint in June 2001 denying all wrongdoing.

             In June 2001 a complaint was filed in Jefferson County School District v. Lead Industries Association, et al. (Circuit Court of Jefferson County, Mississippi, Case No. 2001-69). The complaint seeks joint and several liability for compensatory and punitive damages for the abatement of lead paint in Jefferson County Schools from the Company, former manufacturers of lead pigment and paint and local retailers. The complaint asserts strict liability design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, public nuisance, restitution, and conspiracy. The Company answered in July 2001 denying all allegations of wrongdoing and has removed the case to Federal Court.

             It is possible that other governmental entities or other plaintiffs may file claims related to lead pigment and paint similar to those described above and in the 2000 Annual Report.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

                   10.1 - Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 2001.

             (b)   Reports on Form 8-K

                   There were no Reports on Form 8-K filed during the quarter ended June 30, 2001 and through the date of this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    NL INDUSTRIES, INC.
                                                -------------------------------
                                                       (Registrant)



Date:  August 7, 2001                    By     /s/ Susan E. Alderton
---------------------                           -------------------------------
                                                Susan E. Alderton
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:  August 7, 2001                    By     /s/ Robert D. Hardy
---------------------                           -------------------------------
                                                Robert D. Hardy
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)