Form 10-Q
period 2001-09-30
NL INDUSTRIES INC
filed 2001-11-09
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2001

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes    X       No
    -------       ------


Number of shares of common stock outstanding on November 9, 2001: 49,399,984

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                    INDEX
                                    -----




                                                                         Page
                                                                         ----
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - September 30, 2001
              and December 31, 2000                                       3-4

            Consolidated Statements of Income - Three months
              and nine months ended September 30, 2001 and 2000            5

            Consolidated  Statements of Comprehensive  Income -
              Three months and nine months ended September 30, 2001
              and 2000                                                     6

            Consolidated Statement of Shareholders' Equity
              - Nine months ended September 30, 2001                       7

            Consolidated Statements of Cash Flows - Nine
              months ended September 30, 2001 and 2000                    8-9

            Notes to Consolidated Financial Statements                   10-27

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        28-35


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                            35-36

  Item 6.   Exhibits and Reports on Form 8-K                              36

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



              ASSETS                                  September 30, December 31,
                                                           2001        2000
                                                      ------------- ------------

Current assets:
    Cash and cash equivalents ....................     $   97,000     $  120,378
    Restricted cash equivalents ..................         80,198         69,242
    Accounts and notes receivable ................        145,042        131,540
    Receivable from affiliates ...................         21,659            214
    Refundable income taxes ......................            337         12,302
    Inventories ..................................        186,793        205,973
    Prepaid expenses .............................          6,977          2,458
    Deferred income taxes ........................         11,829         11,673
                                                       ----------     ----------

        Total current assets .....................        549,835        553,780
                                                       ----------     ----------

Other assets:
    Marketable securities ........................         44,614         47,186
    Receivable from affiliate ....................         11,900           --
    Investment in TiO2 manufacturing joint venture        144,228        150,002
    Prepaid pension cost .........................         22,516         22,789
    Restricted cash equivalents ..................         12,656         17,942
    Other ........................................          5,977          4,707
                                                       ----------     ----------

        Total other assets .......................        241,891        242,626
                                                       ----------     ----------

Property and equipment:
    Land .........................................         24,640         24,978
    Buildings ....................................        125,038        129,019
    Machinery and equipment ......................        523,005        530,920
    Mining properties ............................         67,310         67,134
    Construction in progress .....................         27,124          4,586
                                                       ----------     ----------
                                                          767,117        756,637
    Less accumulated depreciation and depletion ..        442,274        432,255
                                                       ----------     ----------

        Net property and equipment ...............        324,843        324,382
                                                       ----------     ----------

                                                       $1,116,569     $1,120,788
                                                       ==========     ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)



                                                  September 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2001            2000
                                                  -------------     ------------
Current liabilities:
    Notes payable ............................     $    47,435      $    69,970
    Current maturities of long-term debt .....             917              730
    Accounts payable and accrued liabilities .         140,275          147,877
    Payable to affiliates ....................           9,543           10,634
    Accrued environmental costs ..............          64,634           53,307
    Income taxes .............................          13,976           13,616
    Deferred income taxes ....................           1,319            1,822
                                                   -----------      -----------

        Total current liabilities ............         278,099          297,956
                                                   -----------      -----------

Noncurrent liabilities:
    Long-term debt ...........................         195,920          195,363
    Deferred income taxes ....................         151,927          145,673
    Accrued environmental costs ..............          41,749           57,133
    Accrued pension cost .....................          17,360           21,220
    Accrued postretirement benefits cost .....          29,680           29,404
    Other ....................................          16,813           23,272
                                                   -----------      -----------

        Total noncurrent liabilities .........         453,449          472,065
                                                   -----------      -----------


Minority interest ............................           7,211            6,279
                                                   -----------      -----------

Shareholders' equity:
    Common stock .............................           8,355            8,355
    Additional paid-in capital ...............         777,597          777,528
    Retained earnings ........................         191,697          141,073
    Accumulated other comprehensive loss .....        (190,009)        (181,872)
    Treasury stock ...........................        (409,830)        (400,596)
                                                   -----------      -----------

        Total shareholders' equity ...........         377,810          344,488
                                                   -----------      -----------

                                                   $ 1,116,569      $ 1,120,788
                                                   ===========      ===========

Commitments and contingencies (Note 14)


          See accompanying notes to consolidated financial statements.
                                      - 4 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                          Three months ended     Nine months ended
                                             September 30,         September 30,
                                          -------------------   -------------------
                                            2001       2000       2001       2000
                                          --------   --------   --------   --------

Revenues and other income:
    Net sales .........................   $206,952   $242,309   $653,117   $724,444
    Litigation settlement gains, net ..       --         --       10,582     43,000
    Insurance recoveries, net .........      3,900       --        5,829       --
    Other, net ........................      2,926      4,906     11,144     20,352
                                          --------   --------   --------   --------

                                           213,778    247,215    680,672    787,796
                                          --------   --------   --------   --------

Costs and expenses:
    Cost of sales .....................    145,945    159,021    447,167    482,319
    Selling, general and administrative     30,665     33,972     92,323    104,194
    Interest ..........................      6,949      7,717     20,812     23,470
                                          --------   --------   --------   --------

                                           183,559    200,710    560,302    609,983
                                          --------   --------   --------   --------

        Income before income taxes and
          minority interest ...........     30,219     46,505    120,370    177,813

Income tax expense ....................      9,681     14,882     38,896     58,843
                                          --------   --------   --------   --------

        Income before minority interest     20,538     31,623     81,474    118,970

Minority interest .....................       --        1,454        953      1,655
                                          --------   --------   --------   --------

        Net income ....................   $ 20,538   $ 30,169   $ 80,521   $117,315
                                          ========   ========   ========   ========

Earnings per share:
    Basic .............................   $    .41   $    .60   $   1.61   $   2.32
                                          ========   ========   ========   ========
    Diluted ...........................   $    .41   $    .60   $   1.61   $   2.31
                                          ========   ========   ========   ========

Weighted average shares used in the
    calculation of earnings per share:
      Basic ...........................     49,621     50,203     49,876     50,539
      Dilutive impact of stock options          84        403        153        330
                                          --------   --------   --------   --------


      Diluted .........................     49,705     50,606     50,029     50,869
                                          ========   ========   ========   ========


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                 Three months ended       Nine months ended
                                                    September 30,           September 30,
                                              ----------------------    ----------------------
                                                2001         2000          2001         2000
                                              ---------    ---------    ---------    ---------

Net income ................................   $  20,538    $  30,169    $  80,521    $ 117,315
                                              ---------    ---------    ---------    ---------

Other comprehensive income (loss),
    net of tax:
        Marketable securities adjustment:
            Unrealized holding gain (loss)
              arising during the period ...      (5,258)       2,021       (1,669)       2,729
            Reclassification adjustment for
              loss (gain) included in net
              income ......................        --            (50)         736          (50)
                                              ---------    ---------    ---------    ---------


                                                 (5,258)       1,971         (933)       2,679

    Currency translation adjustment .......      13,161      (18,623)      (7,204)     (41,219)
                                              ---------    ---------    ---------    ---------
        Total other comprehensive income
            (loss) ........................       7,903      (16,652)      (8,137)     (38,540)
                                              ---------    ---------    ---------    ---------

            Comprehensive income ..........   $  28,441    $  13,517    $  72,384    $  78,775
                                              =========    =========    =========    =========



          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      Nine months ended September 30, 2001

                                 (In thousands)

                                                                                    Accumulated other
                                                                                      comprehensive
                                                                                      income (loss)
                                                       Additional               -------------------------
                                            Common      paid-in      Retained    Currency      Marketable     Treasury
                                            stock       capital      earnings   translation    securities       stock       Total
                                          ---------    ---------    ---------   -----------    ----------     ---------   ---------
Balance at December 31, 2000 .........    $   8,355    $ 777,528    $ 141,073     $(190,757)    $   8,885     $(400,596)  $ 344,488

Net income ...........................         --           --         80,521          --            --            --        80,521

Other comprehensive income (loss), net         --           --           --          (7,204)         (933)         --        (8,137)

Dividends ............................         --           --        (29,897)         --            --            --       (29,897)

Tax benefit of stock options exercised         --             69         --            --            --            --            69

Treasury stock:
    Acquired (677 shares) ............         --           --           --            --            --          (9,853)     (9,853)
    Reissued  (37 shares) ............         --           --           --            --            --             619         619
                                          ---------    ---------    ---------     ---------     ---------     ---------   ---------

Balance at September 30, 2001 ........    $   8,355    $ 777,597    $ 191,697     $(197,961)    $   7,952     $(409,830)  $ 377,810
                                          =========    =========    =========     =========     =========     =========   =========

          See accompanying notes to consolidated financial statements.
                                      - 7 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2001 and 2000

                                 (In thousands)



                                                                     2001        2000
                                                                  ---------    ---------

Cash flows from operating activities:
    Net income ................................................   $  80,521    $ 117,315
    Depreciation, depletion and amortization ..................      22,335       22,790
    Deferred income taxes .....................................       7,340       33,301
    Distributions from TiO2 manufacturing joint venture .......       5,513        7,550
    Litigation settlement gain, net included in restricted cash     (10,307)     (43,000)
    Pension cost, net .........................................      (2,458)     (10,488)
    Net (gains) losses from securities transactions ...........       1,133       (5,630)
    Insurance recoveries, net .................................      (5,829)        --
    Other, net ................................................        (624)       1,357
                                                                  ---------    ---------

                                                                     97,624      123,195

    Change in assets and liabilities:
        Accounts and notes receivable .........................     (15,494)     (37,921)
        Inventories ...........................................      15,676       27,740
        Prepaid expenses ......................................      (3,891)      (4,123)
        Accounts payable and accrued liabilities ..............      (7,872)       7,910
        Income taxes ..........................................      12,018        6,708
        Other, net ............................................      (5,637)      (4,347)
                                                                  ---------    ---------

            Net cash provided by operating activities .........      92,424      119,162
                                                                  ---------    ---------

Cash flows from investing activities:
    Capital expenditures ......................................     (32,391)     (19,757)
    Property damaged by fire:
        Insurance proceeds ....................................      10,500         --
        Other, net ............................................      (2,100)        --
    Loans to affiliates:
        Loans .................................................     (33,400)        --
        Collections ...........................................         500         --
    Purchase of Tremont Corporation common stock ..............        --        (26,040)
    Change in restricted cash equivalents, net ................         700         (102)
    Other, net ................................................          84          249
                                                                  ---------    ---------

        Net cash used by investing activities .................     (56,107)     (45,650)
                                                                  ---------    ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2001 and 2000

                                 (In thousands)



                                                            2001         2000
                                                         ---------    ---------

Cash flows from financing activities:
    Dividends paid ...................................   $ (29,897)   $ (22,721)
    Treasury stock:
        Purchased ....................................      (9,853)     (29,180)
        Reissued .....................................         619        1,581
    Indebtedness:
        Borrowings ...................................       1,437         --
        Principal payments ...........................     (22,132)     (29,034)
    Other, net .......................................          (5)          (6)
                                                         ---------    ---------


        Net cash used by financing activities ........     (59,831)     (79,360)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities      (23,514)      (5,848)
        Currency translation .........................         136       (3,312)
    Balance at beginning of period ...................     120,378      134,224
                                                         ---------    ---------

    Balance at end of period .........................   $  97,000    $ 125,064
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $  14,239    $  16,428
    Income taxes, net ................................      19,538       18,838



          See accompanying notes to consolidated financial statements.
                                      - 9 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At September 30, 2001, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 61% and 21%, respectively, of NL's outstanding common stock. At September 30, 2001, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and a company 80% owned by Valhi and 20% owned by NL held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. See Note 6.

        The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2001 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at September 30, 2001, and there was no impact on the Company's financial statements from adopting SFAS No. 133.

Note 2 - Earnings per share:

        Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business segment information:

        The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2.

                                                 Three months ended        Nine months ended
                                                    September 30,            September 30,
                                              ----------------------    ----------------------
                                                  2001        2000         2001         2000
                                              ---------    ---------    ---------    ---------
                                                              (In thousands)

Net sales .................................   $ 206,952    $ 242,309    $ 653,117    $ 724,444
Other income (expense), excluding corporate        (337)       1,404        1,673        5,518
                                              ---------    ---------    ---------    ---------
                                                206,615      243,713      654,790      729,962

Cost of sales .............................     145,945      159,021      447,167      482,319
Selling, general and administrative,
  excluding corporate .....................      24,448       27,181       74,315       81,154
                                              ---------    ---------    ---------    ---------

        Operating income ..................      36,222       57,511      133,308      166,489

Insurance recoveries, net .................       3,900         --          5,829         --
                                              ---------    ---------    ---------    ---------

        Income before corporate items,
          income taxes and minority
          interest ........................      40,122       57,511      139,137      166,489

General corporate income (expense):
    Securities earnings, net ..............       2,145        2,494        5,937       11,602
    Litigation settlement gains, net
      and other income ....................       1,129        1,008       14,127       46,232
    Corporate expenses ....................      (6,228)      (6,791)     (18,019)     (23,040)
    Interest expense ......................      (6,949)      (7,717)     (20,812)     (23,470)
                                              ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ...............   $  30,219    $  46,505    $ 120,370    $ 177,813
                                              =========    =========    =========    =========

Note 4 - Inventories:

                                                   September 30,    December 31,
                                                       2001             2000
                                                   -------------    ------------
                                                          (In thousands)

Raw materials ............................           $ 40,160           $ 66,061
Work in process ..........................              7,321              7,117
Finished products ........................            111,879            107,120
Supplies .................................             27,433             25,675
                                                     --------           --------

                                                     $186,793           $205,973
                                                     ========           ========


Note 5 - Marketable securities:

                                                    September 30,   December 31,
                                                        2001           2000
                                                    -------------   ------------
                                                           (In thousands)
Available-for-sale marketable equity securities:
    Unrealized gains ...........................       $ 15,004        $ 14,912
    Unrealized losses ..........................         (2,770)         (1,244)
    Cost .......................................         32,380          33,518
                                                       --------        --------

        Aggregate fair value ...................       $ 44,614        $ 47,186
                                                       ========        ========

        In June 2001, the Company  recognized a $1.1 million noncash  securities
loss   related   to  an   other-than-temporary   decline  in  value  of  certain
available-for-sale securities held by the Company. See Note 11.

Note 6 - Receivable from affiliates:

        A majority-owned subsidiary of the Company, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont under a reducing revolving loan agreement in the first quarter of 2001. See Note 1. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (8.75% at September 30, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In each of the second and third quarters of 2001, Tremont repaid $250,000 of the loan. At September 30, 2001, the outstanding loan balance was $12.9 million and no amounts were available for additional borrowings by Tremont.

        In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust"), one of the trusts described in
Note 1, under a $25 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (6.75% at September 30, 2001), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Trust. At September 30, 2001, $5 million was available for additional borrowing by the Trust.

Note 7 - Accounts payable and accrued liabilities:

                                                 September 30,      December 31,
                                                    2001                2000
                                                 -------------      ------------
                                                          (In thousands)

Accounts payable ...................              $ 54,643              $ 64,553
                                                  --------              --------
Accrued liabilities:
    Employee benefits ..............                29,367                34,160
    Interest .......................                11,241                 5,019
    Deferred income ................                 4,000                 4,000
    Other ..........................                41,024                40,145
                                                  --------              --------

                                                    85,632                83,324
                                                  --------              --------

                                                  $140,275              $147,877
                                                  ========              ========



Note 8 - Other noncurrent liabilities:


                                                   September 30,    December 31,
                                                       2001            2000
                                                   -------------    ------------
                                                           (In thousands)

Insurance claims and expenses ............            $ 9,592            $10,314
Employee benefits ........................              3,703              7,721
Deferred income ..........................              1,333              4,333
Other ....................................              2,185                904
                                                      -------            -------

                                                      $16,813            $23,272
                                                      =======            =======

Note 9 - Notes payable and long-term debt:

                                                   September 30,    December 31,
                                                        2001            2000
                                                   -------------    ------------
                                                           (In thousands)

Notes payable - Kronos .....................          $ 47,435          $ 69,970
                                                      ========          ========

Long-term debt:
    NL Industries, Inc. - 11.75% Senior
        Secured Notes (See Note 13) ........          $194,000          $194,000
    Kronos .................................             2,837             2,093
                                                      --------          --------

                                                       196,837           196,093
Less current maturities ....................               917               730
                                                      --------          --------

                                                      $195,920          $195,363
                                                      ========          ========

        Notes payable consists of euro 27.2 million and NOK 200 million at September 30, 2001 and euro 51 million and NOK 200 million at December 31, 2000.

Note 10 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                               Nine months ended
                                                                  September 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (In thousands)

Expected tax expense ......................................   $ 42,130    $ 62,235
Non-U.S. tax rates ........................................     (3,451)     (3,917)
Incremental tax on income of companies not included in NL's
  consolidated U.S. federal income tax return .............        416       1,015
Valuation allowance .......................................     (1,343)     (2,116)
U.S. state income taxes ...................................        444         691
Other, net ................................................        700         935
                                                              --------    --------

        Income tax expense ................................   $ 38,896    $ 58,843
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

  Other income, net

                                               Three months ended       Nine months ended
                                                  September 30,          September 30,
                                              --------------------    --------------------
                                                2001        2000        2001       2000
                                              --------    --------    --------    --------
                                                               (In thousands)

Securities earnings:
    Interest and dividends ................   $  2,145    $  2,417    $  7,070    $  5,972
    Securities transactions ...............       --            77      (1,133)      5,630
                                              --------    --------    --------    --------
                                                 2,145       2,494       5,937      11,602
Currency transactions, net ................     (1,183)        602          98       4,256
Noncompete agreement income ...............      1,000       1,000       3,000       3,000
Disposition of property and equipment .....          3        (271)       (416)     (1,219)
Trade interest income .....................        611         648       1,680       1,475
Other, net ................................        350         433         845       1,238
                                              --------    --------    --------    --------

                                              $  2,926    $  4,906    $ 11,144    $ 20,352
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

        On April 8, 2001, repairs to the damaged support equipment were substantially completed and full production resumed at the Chloride Plant. The Sulfate Plant became approximately 50% operational in September 2001 and became fully operational in late October 2001.

        During the third quarter of 2001, the Company's insurance carriers approved payment of $8 million ($6.8 million received as of September 30, 2001) as a partial payment for property damage costs and business interruption losses caused by the Leverkusen fire. Three million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5 million represented property damage recoveries against which the Company recorded $1.1 million of expenses related to clean-up costs, resulting in a net gain of $3.9 million. In the first nine months of 2001, the Company's insurance carriers approved payment of $18.5 million ($17.3 million received as of September 30, 2001) for losses caused by the Leverkusen fire, including the $8 million discussed above. Eight million dollars of this payment was for business interruption losses and the remaining $10.5 million was for property damage losses against which the Company recorded $4.7 million of expenses resulting in a net gain of $5.8 million.

        In October 2001, the Company reached an agreement in principle with its insurance carriers to settle the coverage claim involving the Leverkusen fire. The Company expects to receive an additional $38 million in insurance recoveries, of which approximately $13 million relates to property damage costs, and approximately $25 million relates to business interruption losses and extra expenses resulting from the fire. The Company expects to report a gain, net of certain expenses, related to this insurance settlement in the fourth quarter of 2001.

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

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                               September 30, 2001
                                 (In thousands)

                                                            NL                           Combined
                                                       Industries                      Non-guarantor
                                                           Inc.        Kronos, Inc.    Subsidiaries     Eliminations    Consolidated
                                                       -----------     ------------    -------------    ------------    ------------
                        ASSETS

Current assets:
    Cash and cash equivalents ....................     $     3,088     $    65,190     $    28,722      $      --        $    97,000
    Restricted cash equivalents ..................          80,198            --              --               --             80,198
    Accounts and notes receivable ................             750         144,220              72             --            145,042
    Receivable from affiliates ...................          17,394            --            21,714          (17,449)          21,659
    Refundable income taxes ......................            --               337            --               --                337
    Inventories ..................................            --           186,793            --               --            186,793
    Prepaid expenses .............................             510           6,467            --               --              6,977
    Deferred income taxes ........................           4,748           7,081            --               --             11,829
                                                       -----------     -----------     -----------      -----------      -----------

        Total current assets .....................         106,688         410,088          50,508          (17,449)         549,835
                                                       -----------     -----------     -----------      -----------      -----------

Other assets:
    Investment in subsidiaries ...................       1,044,649            --               294       (1,044,943)            --
    Marketable securities ........................             343            --            44,271             --             44,614
    Notes receivable from affiliates .............         194,000         612,183          34,900         (829,183)          11,900
    Investment in TiO2 manufacturing joint venture            --           144,228            --               --            144,228
    Prepaid pension cost .........................           2,228          20,288            --               --             22,516
    Restricted cash equivalents ..................          12,656            --              --               --             12,656
    Other ........................................           1,368           4,609            --               --              5,977
                                                       -----------     -----------     -----------      -----------      -----------
        Total other assets .......................       1,255,244         781,308          79,465       (1,874,126)         241,891
                                                       -----------     -----------     -----------      -----------      -----------

Property and equipment, net ......................           3,900         320,943            --               --            324,843
                                                       -----------     -----------     -----------      -----------      -----------

                                                       $ 1,365,832     $ 1,512,339     $   129,973      $(1,891,575)     $ 1,116,569
                                                       ===========     ===========     ===========      ===========      ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                               September 30, 2001
                                 (In thousands)


                                                         NL                          Combined
                                                    Industries                     Non-guarantor
                                                        Inc.       Kronos, Inc.    Subsidiaries       Eliminations     Consolidated
                                                    ----------     ------------    -------------      ------------     ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................      $      --        $    47,435      $      --         $      --         $    47,435
    Current maturities of long-term debt ...             --                917             --                --                 917
    Accounts payable and accrued liabilities           29,199          110,884              192              --             140,275
    Payable to affiliates ..................           13,420           12,918              654           (17,449)            9,543
    Accrued environmental costs ............            7,018             --             57,616              --              64,634
    Income taxes ...........................              459           13,517             --                --              13,976
    Deferred income taxes ..................             --              1,319             --                --               1,319
                                                  -----------      -----------      -----------       -----------       -----------


        Total current liabilities ..........           50,096          186,990           58,462           (17,449)          278,099
                                                  -----------      -----------      -----------       -----------       -----------

Noncurrent liabilities:
    Long-term debt .........................          194,000            1,920             --                --             195,920
    Notes payable to affiliate .............          635,183          194,000             --            (829,183)             --
    Deferred income taxes ..................           73,227           78,573              127              --             151,927
    Accrued environmental costs ............            8,005            7,442           26,302              --              41,749
    Accrued pension cost ...................            1,464           15,896             --                --              17,360
    Accrued postretirement benefits cost ...           16,352           13,328             --                --              29,680
    Other ..................................            9,695            7,118             --                --              16,813
                                                  -----------      -----------      -----------       -----------       -----------

        Total noncurrent liabilities .......          937,926          318,277           26,429          (829,183)          453,449
                                                  -----------      -----------      -----------       -----------       -----------

Minority interest ..........................             --                287            6,924              --               7,211
                                                  -----------      -----------      -----------       -----------       -----------

Shareholders' equity .......................          377,810        1,006,785           38,158        (1,044,943)          377,810
                                                  -----------      -----------      -----------       -----------       -----------

                                                  $ 1,365,832      $ 1,512,339      $   129,973       $(1,891,575)      $ 1,116,569
                                                  ===========      ===========      ===========       ===========       ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                 (In thousands)


                                                        NL                           Combined
                                                   Industries                      Non-guarantor
                                                       Inc.        Kronos, Inc.     Subsidiaries       Eliminations     Consolidated
                                                   ----------      ------------     -------------      ------------     ------------

Current assets:
    Cash and cash equivalents .................... $     3,632      $    52,979      $    63,767       $      --         $   120,378
    Restricted cash equivalents ..................      69,242             --               --                --              69,242
    Accounts and notes receivable ................         172          131,295               73              --             131,540
    Receivable from affiliates ...................       6,189             --                216            (6,191)              214
    Refundable income taxes ......................      10,512            1,790             --                --              12,302
    Inventories ..................................        --            205,973             --                --             205,973
    Prepaid expenses .............................         347            2,111             --                --               2,458
    Deferred income taxes ........................       6,394            5,279             --                --              11,673
                                                   -----------      -----------      -----------       -----------       -----------


        Total current assets .....................      96,488          399,427           64,056            (6,191)          553,780
                                                   -----------      -----------      -----------       -----------       -----------

Other assets:
    Investment in subsidiaries ...................     687,300             --                285          (687,585)             --
    Marketable securities ........................         452             --             46,734              --              47,186
    Notes receivable from affiliates .............     194,000          301,695           23,000          (518,695)             --
    Investment in TiO2 manufacturing joint venture        --            150,002             --                --             150,002
    Prepaid pension cost .........................       1,772           21,017             --                --              22,789
    Restricted cash equivalents ..................      17,942             --               --                --              17,942
    Other ........................................       1,739            2,968             --                --               4,707
                                                   -----------      -----------      -----------       -----------       -----------


        Total other assets .......................     903,205          475,682           70,019        (1,206,280)          242,626
                                                   -----------      -----------      -----------       -----------       -----------

Property and equipment, net ......................       4,425          319,957             --                --             324,382
                                                   -----------      -----------      -----------       -----------       -----------


                                                   $ 1,004,118      $ 1,195,066      $   134,075       $(1,212,471)      $ 1,120,788
                                                   ===========      ===========      ===========       ===========       ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                December 31, 2000
                                 (In thousands)

                                                         NL                           Combined
                                                    Industries                      Non-guarantor
                                                        Inc.        Kronos, Inc.     Subsidiaries    Eliminations     Consolidated
                                                    ----------      ------------    -------------    ------------     ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................      $      --        $    69,970      $      --         $      --         $    69,970
    Current maturities of long-term debt ...             --                730             --                --                 730
    Accounts payable and accrued liabilities           24,098          123,555              224              --             147,877
    Payable to affiliates ..................            2,140           14,073              612            (6,191)           10,634
    Accrued environmental costs ............            5,046             --             48,261              --              53,307
    Income taxes ...........................             --             13,604               12              --              13,616
    Deferred income taxes ..................             --              1,822             --                --               1,822
                                                  -----------      -----------      -----------       -----------       -----------

        Total current liabilities ..........           31,284          223,754           49,109            (6,191)          297,956
                                                  -----------      -----------      -----------       -----------       -----------

Noncurrent liabilities:
    Long-term debt .........................          194,000            1,363             --                --             195,363
    Notes payable to affiliate .............          324,695          194,000             --            (518,695)             --
    Deferred income taxes ..................           70,985           73,699              989              --             145,673
    Accrued environmental costs ............            6,729            8,699           41,705              --              57,133
    Accrued pension cost ...................            1,438           19,782             --                --              21,220
    Accrued postretirement benefits cost ...           15,039           14,365             --                --              29,404
    Other ..................................           15,460            7,812             --                --              23,272
                                                  -----------      -----------      -----------       -----------       -----------


        Total noncurrent liabilities .......          628,346          319,720           42,694          (518,695)          472,065
                                                  -----------      -----------      -----------       -----------       -----------

Minority interest ..........................             --                299            5,980              --               6,279
                                                  -----------      -----------      -----------       -----------       -----------

Shareholders' equity .......................          344,488          651,293           36,292          (687,585)          344,488
                                                  -----------      -----------      -----------       -----------       -----------

                                                  $ 1,004,118      $ 1,195,066      $   134,075       $(1,212,471)      $ 1,120,788
                                                  ===========      ===========      ===========       ===========       ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                      Three months ended September 30, 2001
                                 (In thousands)

                                                         NL                           Combined
                                                    Industries                      Non-guarantor
                                                        Inc.        Kronos, Inc.    Subsidiaries    Eliminations    Consolidated
                                                    ----------      ------------    -------------   ------------    ------------
Revenues and other income:
    Net sales .................................      $    --         $ 206,952       $    --         $    --         $ 206,952
    Interest and dividends ....................          6,754          10,131           1,482         (15,611)          2,756
    Equity in income of subsidiaries ..........         25,804            --              --           (25,804)           --
    Insurance recoveries, net .................           --             3,900            --              --             3,900
    Other income, net .........................          1,129            (959)            (11)             11             170
                                                     ---------       ---------       ---------       ---------       ---------

                                                        33,687         220,024           1,471         (41,404)        213,778
                                                     ---------       ---------       ---------       ---------       ---------
Costs and expenses:
    Cost of sales .............................           --           145,945            --              --           145,945
    Selling, general and administrative .......         (1,800)         31,355           1,110            --            30,665
    Interest ..................................         15,689           6,871            --           (15,611)          6,949
                                                     ---------       ---------       ---------       ---------       ---------

                                                        13,889         184,171           1,110         (15,611)        183,559
                                                     ---------       ---------       ---------       ---------       ---------

        Income before income taxes and minority
            interest ..........................         19,798          35,853             361         (25,793)         30,219

Income tax expense (benefit) ..................           (740)         10,411              10            --             9,681
                                                     ---------       ---------       ---------       ---------       ---------

        Net income ............................      $  20,538       $  25,442       $     351       $ (25,793)      $  20,538
                                                     =========       =========       =========       =========       =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                      Three months ended September 30, 2000
                                 (In thousands)


                                                                 NL        Combined        Combined
                                                            Industries     Guarantor     Non-guarantor
                                                                Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                            ---------     ------------   -------------   ------------   ------------

Revenues and other income:
    Net sales ..........................................     $    --        $ 242,309      $    --        $    --        $ 242,309
    Interest and dividends .............................         8,326          6,557          1,563        (13,381)         3,065
    Equity in income of subsidiaries ...................        39,177           --             --          (39,177)          --
    Other income, net ..................................         1,085            756           --             --            1,841
                                                             ---------      ---------      ---------      ---------      ---------


                                                                48,588        249,622          1,563        (52,558)       247,215
                                                             ---------      ---------      ---------      ---------      ---------

Costs and expenses:
    Cost of sales ......................................          --          159,021           --             --          159,021
    Selling, general and administrative ................         5,493         29,530         (1,051)          --           33,972
    Interest ...........................................        13,531          7,567           --          (13,381)         7,717
                                                             ---------      ---------      ---------      ---------      ---------


                                                                19,024        196,118         (1,051)       (13,381)       200,710
                                                             ---------      ---------      ---------      ---------      ---------

        Income before income taxes and minority interest        29,564         53,504          2,614        (39,177)        46,505

Income tax expense (benefit) ...........................          (605)        15,487           --             --           14,882
                                                             ---------      ---------      ---------      ---------      ---------


        Income before minority interest ................        30,169         38,017          2,614        (39,177)        31,623

Minority interest ......................................          --                8          1,446           --            1,454
                                                             ---------      ---------      ---------      ---------      ---------


        Net income .....................................     $  30,169      $  38,009      $   1,168      $ (39,177)     $  30,169
                                                             =========      =========      =========      =========      =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                      Nine months ended September 30, 2001
                                 (In thousands)

                                                        NL                       Combined
                                                    Industries                 Non-guarantor
                                                       Inc.      Kronos, Inc.   Subsidiaries   Eliminations   Consolidated
                                                    ---------    ------------  --------------- ------------   ------------

Revenues and other income:
    Net sales .................................     $    --       $ 653,117      $    --        $    --        $ 653,117
    Interest and dividends ....................        20,751        25,590          4,603        (42,194)         8,750
    Equity in income of subsidiaries ..........       100,325          --             --         (100,325)          --
    Litigation settlement gains, net ..........        10,582          --             --             --           10,582
    Insurance recoveries, net .................          --           5,829           --             --            5,829
    Other income, net .........................         2,412           (18)           (11)            11          2,394
                                                    ---------     ---------      ---------      ---------      ---------

                                                      134,070       684,518          4,592       (142,508)       680,672
                                                    ---------     ---------      ---------      ---------      ---------
Costs and expenses:
    Cost of sales .............................          --         447,167           --             --          447,167
    Selling, general and administrative .......         9,257        82,694            372           --           92,323
    Interest ..................................        42,415        20,591           --          (42,194)        20,812
                                                    ---------     ---------      ---------      ---------      ---------


                                                       51,672       550,452            372        (42,194)       560,302
                                                    ---------     ---------      ---------      ---------      ---------

        Income before income taxes and minority
          interest ............................        82,398       134,066          4,220       (100,314)       120,370

Income tax expense ............................         1,877        37,009             10           --           38,896
                                                    ---------     ---------      ---------      ---------      ---------


        Income before minority interest .......        80,521        97,057          4,210       (100,314)        81,474

Minority interest .............................          --               9            944           --              953
                                                    ---------     ---------      ---------      ---------      ---------


        Net income ............................     $  80,521     $  97,048      $   3,266      $(100,314)     $  80,521
                                                    =========     =========      =========      =========      =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                      Nine months ended September 30, 2000
                                 (In thousands)


                                                                 NL        Combined        Combined
                                                            Industries     Guarantor     Non-guarantor
                                                                Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                            ---------     ------------   -------------   ------------   ------------

Revenues and other income:
    Net sales ..........................................     $    --       $ 724,444      $    --        $    --        $ 724,444
    Interest and dividends .............................        23,500        18,136          4,365        (38,554)         7,447
    Equity in income of subsidiaries ...................       153,635          --             --         (153,635)          --
    Litigation settlement gains, net ...................        43,000          --             --             --           43,000
    Other income, net ..................................         8,862         4,043           --             --           12,905
                                                             ---------     ---------      ---------      ---------      ---------

                                                               228,997       746,623          4,365       (192,189)       787,796
                                                             ---------     ---------      ---------      ---------      ---------
Costs and expenses:
    Cost of sales ......................................          --         482,319           --             --          482,319
    Selling, general and administrative ................        19,698        85,012           (516)          --          104,194
    Interest ...........................................        38,661        23,363           --          (38,554)        23,470
                                                             ---------     ---------      ---------      ---------      ---------

                                                                58,359       590,694           (516)       (38,554)       609,983
                                                             ---------     ---------      ---------      ---------      ---------

        Income before income taxes and minority interest       170,638       155,929          4,881       (153,635)       177,813

Income tax expense .....................................        53,323         5,520           --             --           58,843
                                                             ---------     ---------      ---------      ---------      ---------

        Income before minority interest ................       117,315       150,409          4,881       (153,635)       118,970

Minority interest ......................................          --              33          1,622           --            1,655
                                                             ---------     ---------      ---------      ---------      ---------

        Net income .....................................     $ 117,315     $ 150,376      $   3,259      $(153,635)     $ 117,315
                                                             =========     =========      =========      =========      =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                      Nine months ended September 30, 2001
                                 (In thousands)

                                                              NL                       Combined
                                                          Industries                 Non-guarantor
                                                             Inc.      Kronos, Inc.   Subsidiaries   Eliminations   Consolidated
                                                          ---------    ------------  -------------   ------------   ------------

Net cash provided (used) by operating activities ....     $  18,618      $  99,115      $  (2,133)     $ (23,176)     $  92,424
                                                          ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
    Capital expenditures ............................          --          (32,391)          --             --          (32,391)
    Loans to affiliates, net ........................          --          (11,938)       (32,900)        11,938        (32,900)
    Change in restricted cash .......................         8,024           --             --           (7,324)           700
    Other, net ......................................             7          8,477             (8)             8          8,484
                                                          ---------      ---------      ---------      ---------      ---------

        Net cash provided (used) by investing
          activities ................................         8,031        (35,852)       (32,908)         4,622        (56,107)
                                                          ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
    Dividends, net ..................................       (29,897)       (30,500)          --           30,500        (29,897)
    Treasury stock:
        Purchased ...................................        (9,853)          --             --             --           (9,853)
        Reissued ....................................           619           --             --             --              619
    Indebtedness:
        Borrowings ..................................          --            1,437           --             --            1,437
        Principal payments ..........................          --          (22,132)          --             --          (22,132)
    Loans from affiliates ...........................        11,938           --             --          (11,938)          --
    Other, net ......................................          --                3           --               (8)            (5)
                                                          ---------      ---------      ---------      ---------      ---------
        Net cash provided (used) by financing
          activities ................................       (27,193)       (51,192)          --           18,554        (59,831)
                                                          ---------      ---------      ---------      ---------      ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities          (544)        12,071        (35,041)          --          (23,514)
        Currency translation ........................          --              140             (4)          --              136
                                                          ---------      ---------      ---------      ---------      ---------

                                                               (544)        12,211        (35,045)          --          (23,378)
    Balance at beginning of period ..................         3,632         52,979         63,767           --          120,378
                                                          ---------      ---------      ---------      ---------      ---------


    Balance at end of period ........................     $   3,088      $  65,190      $  28,722      $    --        $  97,000
                                                          =========      =========      =========      =========      =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                      Nine months ended September 30, 2000
                                 (In thousands)

                                                              NL         Combined        Combined
                                                          Industries     Guarantor     Non-guarantor
                                                              Inc.      Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                          ----------    ------------   -------------    ------------    ------------

Net cash provided (used) by operating activities ....     $  16,862       $ 145,433       $    (133)      $ (43,000)      $ 119,162
                                                          ---------       ---------       ---------       ---------       ---------

Cash flows from investing activities:
    Capital expenditures ............................           (21)        (19,736)           --              --           (19,757)
    Purchase of Tremont Corporation common stock ....        (9,520)           --           (16,520)           --           (26,040)
    Change in restricted cash .......................          (102)           --              --              --              (102)
    Loans to affiliates .............................          --           (35,872)         30,000           5,872            --
    Investment in subsidiary ........................       (16,600)           --              --            16,600            --
    Other, net ......................................           181              68            --              --               249
                                                          ---------       ---------       ---------       ---------       ---------

        Net cash provided (used) by investing
        activities ..................................       (26,062)        (55,540)         13,480          22,472         (45,650)
                                                          ---------       ---------       ---------       ---------       ---------

Cash flows from financing activities:
    Treasury stock:
        Purchased ...................................       (29,180)           --              --              --           (29,180)
        Reissued ....................................         1,581            --              --              --             1,581
    Dividends, net ..................................       (22,721)        (43,000)           --            43,000         (22,721)
    Principal payments on debt ......................          --           (29,034)           --              --           (29,034)
    Loans from affiliates ...........................        48,872         (43,000)           --            (5,872)           --
    Capital contributions ...........................          --              --            16,600         (16,600)           --
    Other, net ......................................          --                (6)           --              --                (6)
                                                          ---------       ---------       ---------       ---------       ---------

        Net cash provided (used) by financing
            activities ..............................        (1,448)       (115,040)         16,600          20,528         (79,360)
                                                          ---------       ---------       ---------       ---------       ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities       (10,648)        (25,147)         29,947            --            (5,848)
        Currency translation ........................          --            (3,305)             (7)           --            (3,312)
                                                          ---------       ---------       ---------       ---------       ---------

                                                            (10,648)        (28,452)         29,940            --            (9,160)
    Balance at beginning of period ..................        13,415         113,062           7,747            --           134,224
                                                          ---------       ---------       ---------       ---------       ---------


    Balance at end of period ........................     $   2,767       $  84,610       $  37,687       $    --         $ 125,064
                                                          =========       =========       =========       =========       =========

Note 14 - Commitments and contingencies:

        For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - "Legal Proceedings," (iii) the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, and (iv) the 2000 Annual Report.

Note 15 - Accounting principles not yet adopted:

        The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting this standard has not yet been determined.

        The Company will adopt SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, no later than January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company is still studying this newly-issued standard, and the effect, if any, to the Company of adopting SFAS No. 144 has not yet been determined.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

                                     Three months ended      %      Nine months ended     %
                                       September  30,     Change      September  30,   Change
                                     ------------------   ------   ------------------  ------
                                       2001      2000               2001     2000
                                     --------  --------            ------   ------
                                         (In millions, except percentages and metric tons)

Net sales and operating income
    Net sales ....................     $207.0   $242.3     -15%    $653.1   $724.4      -10%
    Operating income .............     $ 36.2   $ 57.5     -37%    $133.3   $166.5      -20%
    Operating income margin
      percentage .................      18%      24%                          20%        23%

TiO2 operating statistics
    Percent change in average
      selling price (in billing
      currencies) ................                          -6%                          n/c
    Sales volume (metric tons in
      thousands) .................      103      113        -9%     311      343        -10%
    Production volume (metric tons
      in thousands) ..............      109      113        -4%     315      329         -4%


        Kronos' operating income in the third quarter of 2001 decreased $21.3 million or 37% from the third quarter of 2000 due to lower average selling prices in billing currencies and lower sales and production volumes. Kronos' operating income in the first nine months of 2001 decreased $33.2 million or 20% from the first nine months of 2000 due to lower sales and production volumes.

        Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the third quarter of 2001 was 6% lower than the third quarter of 2000 and 4% lower than the second quarter of 2001. Compared to the second quarter of 2001, prices in billing currencies were lower in all major markets. The average selling price in billing currencies in September was 1% lower than the average selling price during the third quarter as prices continued to trend downward. Kronos' average selling price in billing currencies for the first nine months of 2001 was comparable to the first nine months of 2000. Due to the global economic slowdown, the Company expects its average selling price in billing currencies will continue to trend downward through the end of the year and perhaps into the first quarter of 2002. The Company expects a lower average selling price for full-year 2001 compared to the full-year average selling price in 2000.

        Kronos' third-quarter 2001 sales volume decreased 9% from the near record third quarter of 2000 and decreased 2% from the second quarter of 2001. Sales volume in the third quarter of 2001 was 17% and 4% lower in Europe and North America, respectively, compared to the third quarter of 2000, while export volume increased moderately. Compared to the second quarter of 2001, sales volume decreased in Europe and North America while sales volume increased moderately in the export markets. Sales volume in the first nine months of 2001 was 10% lower than in the first nine months of 2000. Kronos anticipates its sales volume for full-year 2001 will be lower than that of 2000. Finished goods inventory levels at the end of September represented about two months of sales.

        Third-quarter 2001 production volume was 4% lower than the comparable 2000 period with operating rates at 95% in the third quarter of 2001 compared to near full capacity in the third quarter of 2000. Kronos' production volume in the first nine months of 2001 was 4% lower than the first nine months of 2000 with operating rates at 94% in the first nine months of 2001 compared to near full capacity in the first nine months of 2000. The lower production volume was primarily related to lost sulfate-process production at the Company's Leverkusen facility due to the previously reported fire in March 2001. See Note 12 to the Consolidated Financial Statements. The Leverkusen sulfate-process plant became approximately 50% operational in September 2001 and became fully operational in late October 2001. Kronos anticipates its production volume for full-year 2001 will be lower than that of 2000.

        During the third quarter of 2001, the Company's insurance carriers approved payment of $8 million ($6.8 million received as of September 30, 2001) as a partial payment for property damage costs and business interruption losses caused by the Leverkusen fire. Three million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5 million represented property damage recoveries against which the Company recorded $1.1 million of expenses related to clean-up costs, resulting in a net gain of $3.9 million. In the first nine months of 2001, the Company's insurance carriers approved payment of $18.5 million ($17.3 million received as of September 30, 2001) for losses caused by the Leverkusen fire, including the $8 million discussed above. Eight million dollars of this payment was for business interruption losses and the remaining $10.5 million was for property damage losses against which the Company recorded $4.7 million of expenses resulting in a net gain of $5.8 million.

        In October 2001, the Company reached an agreement in principle with its insurance carriers to settle the coverage claim involving the Leverkusen fire. The Company expects to receive an additional $38 million in insurance recoveries, of which approximately $13 million relates to property damage costs, and approximately $25 million relates to business interruption losses and extra expenses resulting from the fire. The Company expects to report a gain, net of certain expenses, related to this insurance settlement in the fourth quarter of 2001.

        Kronos expects its full-year 2001 operating income will be significantly lower than 2000 primarily because of lower average selling prices in billing currencies, lower sales and production volumes and higher energy costs.

        Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the third quarter and first nine months of 2001 primarily due to lower production volume. Excluding the effects of foreign currency translation, which decreased the Company's expenses in the third quarter and first nine months of 2001 compared to year-earlier periods, the Company's selling, general and administrative expenses, excluding corporate expenses, in the third quarter and first nine months of 2001 were slightly lower compared to the year-earlier periods.

        A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro in the third quarter and first nine months of 2001 versus the year-earlier periods, decreased the dollar value of sales in the third quarter and first nine months of 2001 by a net $6 million and $24 million, respectively, when compared to the year-earlier periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' third-quarter 2001 average selling price in U.S. dollars was 9% lower than in the third quarter of 2000 and 4% lower than the second quarter of 2001. Kronos' average selling price in U.S. dollars for the first nine months of 2001 decreased 4% from the first nine months of 2000. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in the third quarter and first nine months of 2001 compared to the year-earlier periods. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at the Company's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the third quarter and first nine months of 2001 was not significant when compared to the year-earlier periods.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                              Three months ended                 Nine months ended
                                  September 30,    Difference       September 30,   Difference
                             -------------------   ----------  -------------------  ----------
                               2001        2000                 2001        2000
                             -------     -------               -------     -------
                                                    (In millions)

Securities earnings ......   $   2.1     $   2.5    $   (.4)   $   6.0    $  11.6    $  (5.6)
Corporate income .........       1.1         1.0         .1       14.1       46.2      (32.1)
Corporate expense ........      (6.2)       (6.8)        .6      (18.0)     (23.0)       5.0
Interest expense .........      (6.9)       (7.7)        .8      (20.8)     (23.5)       2.7
                             -------     -------    -------    -------    -------    -------

                             $  (9.9)    $ (11.0)   $   1.1    $ (18.7)   $  11.3    $ (30.0)
                             =======     =======    =======    =======    =======    =======

        Securities earnings in the first nine months of 2001 declined from the comparable period in 2000 primarily due to a $5.6 million second-quarter 2000 securities gain related to common stock received from the demutualization of an insurance company from which the Company had purchased certain insurance policies.

        Corporate income in the first quarter of 2001 and the second quarter of 2000 includes litigation settlement gains with former insurance carrier groups of $10.6 million and $43 million, respectively. See Note 11 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

        Corporate expense in the first nine months of 2001 was lower than the year-earlier period, primarily due to lower environmental remediation accruals and lower legal fees.

        Interest expense in the third quarter and first nine months of 2001 decreased 10% and 11%, respectively, from the comparable periods in 2000 primarily due to lower average interest rates as a result of the December 2000 refinancing of $50 million of the Company's fixed-rate public debt with lower variable-rate bank debt, and lower levels of outstanding debt. In the second and third quarters of 2001, the Company repaid $6.5 million and $14.9 million, respectively, of its euro-denominated short-term debt with excess cash flow from operations. The Company expects its full-year 2001 interest expense will be lower than full-year 2000.

  Provision for income taxes

        The Company reduced its deferred income tax valuation allowance by $1.3 million in the first nine months of 2001 and $2.1 million in the first nine months of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

  Accounting principles not yet adopted

        See Note 15 to the Consolidated Financial Statements.

  Other

        Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2001 and 2000 are presented below.

                                                                       Nine months ended
                                                                         September 30,
                                                                       ------------------
                                                                         2001      2000
                                                                       --------  --------
                                                                          (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities ....................   $   97.2  $  123.2
        Changes in assets and liabilities ...........................       (4.8)     (4.0)
                                                                        --------  --------
                                                                            92.4     119.2
    Investing activities ............................................      (56.1)    (45.6)
    Financing activities ............................................      (59.8)    (79.4)
                                                                        --------  --------

      Net cash used by operating, investing, and financing activities   $  (23.5) $   (5.8)
                                                                        ========  ========

  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the first nine months of 2001 decreased from the comparable period in 2000 primarily due to lower operating income. The net cash used to fund changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) in the first nine months of 2001 was comparable to the first nine months of 2000 with higher inventory balances and decreases in accounts payable and accrued liabilities offset by decreases in accounts and notes receivable balances in the first nine months of 2001.

  Investing activities

        In February 2001, EMS loaned $13.4 million to Tremont under a reducing revolving loan agreement. See Note 1 to the Consolidated Financial Statements. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (8.75% at September 30, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In each of the second and third quarters of 2001, Tremont repaid $250,000 of the loan. At September 30, 2001, the outstanding loan balance was $12.9 million and no amounts were available for additional borrowings by Tremont.

        In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust"), one of the trusts described in
Note 1 to the Consolidated Financial Statements, under a $25 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (6.75% at September 30, 2001), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Trust. At September 30, 2001, $5 million was available for additional borrowing by the Trust.

        In the second and third quarters of 2001, the Company's capital expenditures include an aggregate of $11.7 million for the rebuilding of its Leverkusen sulfate plant.

        In the second and third quarters of 2001, the Company received $5.5 million and $5 million, respectively, of insurance proceeds for property damage resulting from the Leverkusen fire and paid $1 million and $1.1 million, respectively, of expenses related to repairs and clean-up costs.

  Financing activities

        In the second and third quarters of 2001, the Company repaid euro 7.6 million ($6.5 million when paid) and euro 16.4 million ($14.9 million when paid), respectively, of its euro-denominated short-term debt with excess cash flow from operations.

        In the third quarter of 2001, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.9 million. Dividends paid during the first nine months of 2001 totaled $.60 per share or $29.9 million. On October 24, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of December 10, 2001 to be paid on December 24, 2001.

        Pursuant to its share repurchase program, the Company purchased 465,000 shares of its common stock at an aggregate cost of $7.1 million in the third quarter of 2001 and 677,000 shares at an aggregate cost of $9.9 million in the first nine months of 2001. In October 2001, the Company's Board of Directors authorized the purchase of up to an additional 1.5 million shares. An additional 13,000 shares at an aggregate cost of $.2 million were purchased in October 2001, with 1,576,000 shares remaining for purchase under the repurchase program.

  Cash, cash equivalents, restricted cash equivalents and borrowing availability

        At September 30, 2001, the Company had cash and cash equivalents aggregating $97 million ($59 million held by non-U.S. subsidiaries) and an additional $93 million of restricted cash equivalents held by U.S. subsidiaries, of which $13 million was classified as a noncurrent asset. The Company's subsidiaries had $25 million available for borrowing at September 30, 2001 under existing non-U.S. credit facilities.

  Income tax contingencies

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including interest.

        The Company received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including related interest, of NOK 39.3 million pertaining to 1994 and 1996. The Company was unsuccessful in appealing the tax assessments and in June 2001 paid NOK 39.3 million ($4.3 million when paid) to the Norwegian tax authorities. The Company was adequately reserved for this contingency. The lien on the Company's Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities has been released.

        The Company has received preliminary tax assessments for the years 1991 to 1998 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 13.6 million ($12.5 million at September 30, 2001). The Company has filed protests to the assessments for the years 1991 to 1997 and expects to file a protest for 1998. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

  Environmental matters and litigation

        The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($106 million at September 30, 2001) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $170 million. The Company's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

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

  Special note regarding forward-looking statements

        The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), recoveries from insurance claims and the timing thereof, the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation, and other risks and uncertainties included in this Quarterly Report and in the 2000 Annual Report, and the uncertainties set forth from time to time in the Company's other public reports and filings. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the 2000 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 for descriptions of certain previously reported legal proceedings.

           Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In November 2001, the Fourth Department intermediate appellate court unanimously affirmed the dismissal of plaintiff's complaint by the trial court.

           County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In September 2001, the trial judge dismissed without leave to amend plaintiffs' nuisance claim and their product liabilities claims for properties not owned by plaintiffs.

           Sabater,  et  al.  v.  Lead  Industries  Association,   et  al.  (No.
25533/98). In September 2001, the Federal Court dismissed the Federal Home Loan Mortgage Corporation and remanded the case to state court.

           City of Milwaukee v. NL Industries, Inc. and Mautz Paint (No. 01CV003066). In October 2001, the trial court denied the Company's motion to dismiss plaintiff's conspiracy claim for lack of particularity.

           Jefferson County School District v. Lead Industries Association, et al. (No. 2001-69). In July 2001, plaintiff filed a motion to remand the case to state court.

           It is possible that other governmental entities or other plaintiffs may file claims related to lead pigment and paint similar to those described above and in the 2000 Annual Report.

           Since the filing of the 2000 Annual Report, the Company has been named as a defendant in asbestos cases in various jurisdictions on behalf of approximately 2,000 additional personal injury claimants.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                10.1 Revolving Loan Note dated May 4, 2001 with Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc.

                10.2  Security Agreement dated May 4, 2001 by and between Harold
                      C. Simmons Family Trust No. 2 and EMS Financial, Inc.

           (b)  Reports on Form 8-K

                There were no Reports on Form 8-K filed during the quarter ended September 30, 2001 and through the date of this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   NL INDUSTRIES, INC.
                                             -----------------------------------
                                                      (Registrant)



Date:  November 9, 2001                      By /s/ Susan E. Alderton
-----------------------                         --------------------------------
                                                Susan E. Alderton
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:  November 9, 2001                      By /s/ Robert D. Hardy
-----------------------                         --------------------------------
                                                Robert D. Hardy
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)