Form 10-K
period 2001-12-31
NL INDUSTRIES INC
filed 2002-03-14
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2001

                                      OR

[ ]   TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640

                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                     13-5267260
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


16825 Northchase Drive, Suite 1200, Houston, Texas               77060-2544
--------------------------------------------------          -------------------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:          (281) 423-3300


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                            which registered
----------------------------                    ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 14, 2002 approximated $137 million.

There were 48,820,984 shares of common stock outstanding at March 14, 2002.

                     Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information.

        The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Industry," "Products and operations," "Manufacturing process and raw materials," "Competition," "Patents and Trademarks," "Foreign Operations," and "Regulatory and Environmental Matters," all contained in Item 1. Business; (ii) under the captions "Lead pigment litigation," "Environmental matters and litigation," and "Other Litigation," all contained in Item 3. Legal Proceedings; (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; (iv) under the captions "Currency exchange rates," "Marketable equity security prices," and "Other," all contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk; and (v) in Note 20, "Commitments and contingencies - Legal proceedings" to the Consolidated Financial Statements, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," "could" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

                                     PART I

ITEM 1.        BUSINESS

General

        NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its operations through its principal wholly owned subsidiary, Kronos, Inc. Kronos is the world's fifth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of worldwide TiO2 sales volume in 2001. Approximately one-half of Kronos' 2001 sales volume was in Europe, where Kronos is the second largest producer of TiO2. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

        The Company's primary objective is to maximize total shareholder return. The Company continues to take steps towards achieving its objective, including
(i) controlling costs, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, (iii) maintaining its regular quarterly dividend of $.20 per share, and (iv) improving its capital structure. The Company periodically considers mergers or acquisitions, which may be within or outside the chemical industry, and acquisitions of additional TiO2 production capacity to meet its objective.

Industry

        Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

        Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling price on a billing currency basis decreased from the preceding quarter during each quarter of 2001, reversing the upward trend in prices that began in the fourth quarter of 1999 and continued through the fourth quarter of 2000. Industry-wide demand for TiO2 weakened throughout 2001, with full year demand estimated as 7% lower than the previous year. This is believed to have been the result of a slowdown in economic growth and a reduction in customer inventory levels. Volume demand in 2002 is anticipated to increase, if an expected recovery in worldwide economic growth materializes.

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

        Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. Kronos' manufacturing facilities are located in Germany, Canada, Belgium and Norway and Kronos owns a one-half interest in a TiO2 manufacturing joint venture located in Louisiana, U.S.A. Kronos has sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2001 TiO2 sales were to Europe, with 38% to North America and the balance to export markets.

        Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used as a feedstock by sulfate-process TiO2 plants) and has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Kronos' water treatment chemicals (marketed under the name Ecochem) are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

        A fire on March 20, 2001 damaged a section of the Company's Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 plant ("Sulfate Plant") and, as a result, production of TiO2 at the Leverkusen facility was halted. The fire did not enter the Company's adjacent 125,000 metric ton chloride-process TiO2 plant ("Chloride Plant"), but did damage certain support equipment necessary to operate that plant. The damage to the support equipment resulted in a temporary shutdown of the Chloride Plant. On April 8, 2001, repairs to the damaged support equipment were substantially completed and full production resumed at the Chloride Plant. The Sulfate Plant became approximately 50% operational in September 2001 and became fully operational in late October 2001. See Note 17 to the Consolidated Financial Statements.

Manufacturing process and raw materials

        TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately 70% of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

        Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2001, chloride-process production facilities represented approximately 60% of industry capacity.

        Kronos produced 412,000 metric tons of TiO2 in 2001, compared to a record 441,000 metric tons produced in 2000 and 411,000 metric tons in 1999. Kronos' average production capacity utilization rate in 2001 was 91%, down from near full capacity in 2000, primarily due to lost production volume resulting from the Leverkusen fire and the Company's decision to curtail production in the fourth quarter of 2001 as demand remained soft. Kronos believes its current annual attainable production capacity is approximately 455,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). The Company expects its production capacity will be increased by approximately 25,000 metric tons primarily at its chloride facilities, with moderate capital expenditures, bringing Kronos' capacity to approximately 480,000 metric tons during 2005.

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

        Kronos purchases slag refined from ilmenite sand from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), a 51%-owned subsidiary of Rio Tinto plc (U.K.), under a long-term supply contract that expires at the end of 2006. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2005. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

        The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and beach sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2001. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag from Q.I.T. Fer et Titane Inc. (Canada), a wholly owned subsidiary of Rio Tinto Iron & Titanium, Inc., under a long-term supply contract which expires in 2006.

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

TiO2 manufacturing joint venture

        Subsidiaries of Kronos and Huntsman International Holdings LLC ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Huntsman (the "Partners") pursuant to separate offtake agreements.

        A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

        The manufacturing joint venture operates on a break-even basis and, accordingly, the Company reports no equity in earnings of the joint venture. Kronos' cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold.

Competition

        The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2001 Kronos had an estimated 11% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

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

        Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in the Company's experience. No greenfield plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors debottleneck existing plants. In addition to potential capacity additions, certain competitors have announced that they have either idled or shut down facilities. Based on the factors described under the caption "Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 over the next three to five years.

        No assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to the Company's expectations. If actual developments differ from the Company's expectations, the Company and the TiO2 industry's performance could be unfavorably affected.

Research and Development

        The Company's expenditures for research and development and certain technical support programs have averaged approximately $6 million annually during the past three years. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

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

Foreign Operations

        The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating $323 million at December 31, 2001. Net property and equipment in the U.S., including 50% of the property and equipment of LPC, was $132 million at December 31, 2001. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $577 million of the Company's 2001 consolidated sales were to non-U.S. customers, including $104 million to customers in areas other than Europe and Canada. Sales to customers in the U.S. aggregated $258 million in 2001. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

Customer Base and Seasonality

        The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for approximately 25% of net sales in 2001. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters.

Employees

        As of December 31, 2001, the Company employed approximately 2,500 persons, excluding the joint venture employees, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including LPC, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

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

        The Company's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. The Company believes LPC and a slurry facility owned by the Company in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. The Company has no other U.S. plants. From time to time, the Company's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

        The Company's capital expenditures related to its ongoing environmental protection and improvement programs in 2001 were approximately $5 million, and are currently expected to be approximately $5 million in 2002 and $4 million in 2003.

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

Principal Shareholders

        At December 31, 2001, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation ("Contran"), held approximately 61% and 21%, respectively, of NL's outstanding common stock. At

December 31, 2001, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and a company 80% owned by Valhi and 20% owned by NL held approximately 80% of Tremont's outstanding common stock.
Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

ITEM 2.        PROPERTIES

        Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. The Company also owns a slurry plant in Lake Charles, Louisiana. See Notes 11 and 14 to the Consolidated Financial Statements.

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

        The Company has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K. In January 2002 the Company announced its intent to close its New York administrative office.

ITEM 3.        LEGAL PROCEEDINGS

Lead pigment litigation

        The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. During the past 14 years, the Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and approximately seven other companies that formerly manufactured lead pigments for use in paint (together, the "former pigment manufacturers") and lead-based paint are responsible for personal injury, property damage and governmental expenditures allegedly associated with the use of these products. These cases assert a combination of claims that generally include negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, public and private nuisance, restitution, indemnification, conspiracy, concert of action, aiding and abetting, strict liability/failure to warn, and strict liability/defective design, violations of state consumer protection statutes, enterprise liability, market share liability, and similar claims. The Company has neither lost nor settled any of these cases. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed.

        The Company has not accrued any amounts for this litigation. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending cases are without merit and will continue to defend the cases vigorously. Liability that may result, if any, cannot reasonably be estimated.

        In 1989 and 1990 the Housing Authority of New Orleans ("HANO") filed third-party complaints against the former pigment manufacturers and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. All but two of these actions, Hall v. HANO, et al. (No. 89-3552) and Allen v. HANO, et al. (No. 89-427) Civil District Court for the Parish of Orleans, State of Louisiana, have been dismissed. These two cases have been inactive since 1992.

        In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the former pigment manufacturers and the LIA. Plaintiffs sought damages in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). As a result of pre-trial motions, the New York City Housing Authority is the only remaining plaintiff in the case and is pursuing damage claims only with respect to two housing projects. Discovery is proceeding.

        In August 1992 the Company was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. While the trial court has denied plaintiffs' motion for class certification, discovery and pre-trial proceedings are continuing with the individual plaintiffs.

        In December 1998 the Company was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all children and mothers similarly situated in New York State. The complaint seeks damages from the LIA and other former pigment manufacturers for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. Discovery regarding class certification is proceeding.

        In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and the Company has denied liability. Pre-trial motions and discovery are proceeding. Trial is scheduled for June 2003.

        In October 1999 the Company was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical, school, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. A trial date has been set for September 2002 at which the issue of whether lead pigment in paint on Rhode Island buildings is a public nuisance will be tried, and discovery is proceeding.

        In October 1999 the Company was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of nonrental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages in excess of $20,000 per household for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association (the "NPCA") are jointly and severally liable. In August 2001 plaintiffs voluntarily dismissed substantially all of their claims, and in December 2001 the trial court dismissed the remaining claim. The time for appeal of that ruling has not expired.

        In October 1999 the Company was served with a complaint in Smith, et al.
v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA, and the NPCA are jointly and severally liable. The Company has denied liability, and all defendants filed motions to dismiss various of the claims. In February 2002 the trial court dismissed all claims except those relating to product liability for lead paint and the Maryland Consumer Protection Act. Pre-trial proceedings and discovery are continuing.

        In February 2000 the Company was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. The defendants' motion to dismiss the case is currently pending.

        In April 2000 the Company was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. Pre-trial proceedings and discovery are continuing.

        In June 2000 two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred or will incur due to the presence of lead-based paint in their buildings from the former pigment manufacturers and the LIA . The Company has denied all liability. Discovery and pre-trial motions are proceeding in both cases. Trial is scheduled in the Spring Branch case for September 2002.

        In June 2000 a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between ages six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between ages six and twenty years who lived between ages six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. Pre-trial motions by the defendants to dismiss all claims are pending.

        In October 2000 the Company was served with a complaint filed in California state court, Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages from the former pigment manufacturers and the LIA for injuries alleged to be due to ingestion of paint containing lead in their residence. The Company has denied all liability. Discovery is proceeding.

        In January 2001 the Company was served with a complaint in Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). The complaint seeks joint and several liability for compensatory and punitive damages from the Company, Sherwin-Williams, and four local paint retailers on behalf of a minor and his mother alleging injuries due to exposure to lead pigment and/or paint. The case has been removed to federal court and that court has dismissed the local paint retailers. Discovery and pre-trial motions are proceeding.

        In February 2001 the Company was served with a complaint in Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including the Company, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. Pre-trial proceedings are continuing.

        In May 2001 the Company was served with a complaint in City of Milwaukee
v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead, and punitive damages. The Company has denied all liability. Pre-trial proceedings are continuing.

        In May 2001 the Company was served with a complaint in Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). The complaint seeks actual and punitive damages and asserts claims jointly and severally against the former pigment manufacturers and the LIA for past and future damages due to the presence of lead paint in County-owned buildings. The Company has denied all liability. Discovery and pre-trial motions are continuing.

        In June 2001 a complaint was filed in Jefferson  County School  District
v. Lead Industries Association, et al. (Circuit Court of Jefferson County, Mississippi, Case No. 2001-69). The complaint seeks joint and several liability for compensatory and punitive damages for the abatement of lead paint in Jefferson County Schools from the former pigment manufacturers and local paint retailers. The Company has denied all liability. The case was removed to federal court and pre-trial proceedings are continuing.

        In December 2001 the Company was served with a complaint in Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). The complaint asserts joint and several liability and seeks compensatory and punitive damages for the abatement of lead paint in Quitman County schools from the former pigment manufacturers, local paint retailers and others. The Company has denied all liability. Pre-trial proceedings, including those related to the removal of the case to federal court, are continuing.

          In January and February 2002 the Company was served with complaints by 22 New Jersey municipalities and counties which have been consolidated as In re:
Lead Paint Litigation, Superior Court of New Jersey, Middlesex County, Case Code
702. Each complaint seeks abatement of lead paint from all housing and all public buildings in each jurisdiction and punitive damages jointly and severally from the former pigment manufacturers and the LIA. The Company intends to deny all allegations of liability.

        In January 2002 the Company was served with a complaint in Jackson, et al., v. Phillips Building Supply of Laurel, et al., Circuit Court of Jones

County, Mississippi, Dkt. Co. 2002-10-CV1. The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of four adults for injuries alleged to have been caused by the use of lead paint. The case has been removed to federal court. The Company has denied all allegations of liability and pre-trial proceedings are continuing.

        In February 2002 the Company was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. , District Court of Liberty County, Texas, No. 63,332. The school district seeks compensatory and punitive damages jointly and severally from the former pigment manufacturers and the LIA for property damage to its buildings. The Company has denied all allegations of liability.

        In addition to the foregoing litigation, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

        The Company has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") sought to recover defense costs incurred in the City of New York lead pigment case and two other lead pigment cases which have since been resolved in the Company's favor. The action relating to lead paint litigation defense costs has been settled. The Company has also settled insurance coverage claims concerning environmental claims with certain of the defendants in the New Jersey environmental coverage litigation, including the Company's principal former carriers, as more fully described below. The settled claims are to be dismissed from the New Jersey litigation in accordance with the terms of the settlement agreements. The Company also continues to negotiate with several other insurance carriers with respect to possible settlement of claims that are being asserted in the New Jersey environmental litigation, although there can be no assurance that settlement agreements can be reached with these other carriers. No further material settlements relating to litigation concerning environmental remediation coverage are expected. The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. The Company has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

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

        The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2001, the Company had accrued $107 million for those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of reasonably possible costs to the Company. Such costs include, among other things, expenditures for remedial investigations,
monitoring,   managing,  studies,  certain  legal  fees,  cleanup,  removal  and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $160 million. The Company's estimate of such liability has not been discounted to present value and the Company has not reduced its accruals for any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

        In June 2000 the Company recognized a $43 million net gain from a settlement with one of the two principal former insurance carriers, and in December 2000 the Company recognized a $26.5 million net gain from a settlement with certain members of the other principal former insurance carrier. The settlement gains are stated net of $3.1 million in commissions, and the gross settlement proceeds of $72.6 million were transferred by the carriers to special purpose trusts established to pay future remediation and other environmental expenditures of the Company. A settlement with remaining members of the second carrier group was reached in January 2001, and the Company recognized a $10.3 million gain in the first quarter of 2001. In 2001 the Company also recognized $1.4 million of other litigation settlement gains. The settlements resolved court proceedings that the Company initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverage are expected. See Note 16 to the Consolidated Financial Statements.

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

        The Company reached an agreement in 1999 with the other PRPs at a formerly owned lead smelter site in Pedricktown, New Jersey to settle the Company's liability for $6 million, of which $4.8 million has been paid as of December 31, 2001. The settlement does not resolve issues regarding the Company's potential liability in the event site costs exceed $21 million. The Company does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

        In 1998 the Company reached an agreement to settle litigation with the other PRPs at a lead smelter site in Portland, Oregon that was formerly owned by the Company. Under the agreement, the Company agreed to pay a portion of future cleanup costs. In 2000 the construction of the remediation was completed and is now in the operation and maintenance phase.

        In 2000 the Company reached an agreement with the other PRPs at the Baxter Springs subsite in Cherokee County, Kansas, to resolve the Company's liability. The Company and others formerly mined lead and zinc in the Baxter Springs subsite. Under the agreement, the Company agreed to pay a portion of the cleanup costs associated with the Baxter Springs subsite. The U.S. EPA has estimated the total cleanup costs in the Baxter Springs subsite to be $5.4 million. The remedial action phase of the cleanup is underway.

        In 1996 the U.S. EPA ordered the Company to perform a removal action at a formerly owned facility in Chicago, Illinois. The Company has complied with the order and has completed the on-site work at the facility. The Company is conducting an investigation regarding potential offsite contamination.

        Residents in the vicinity of the Company's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from the Company and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. In December 1994 the jury returned a verdict in favor of the Company and the verdict was affirmed on appeal. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki
v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the RCRA, and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against the Company with prejudice, and stayed the case pending the outcome of the state court litigation.

        In 2000 the Company reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve the Company's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, the Company agreed to pay 40% of the future remedial construction costs, which the U.S. EPA has estimated to be approximately $11 million in total. Under the settlement, the Company is not responsible for costs associated with the operation and maintenance of the remedy. In addition, the Company received approximately $2 million from settling PRPs. The remedial action phase of the remedy is underway.

        In October 2000 the Company was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., No. 49F12-0104-CT-001301, filed in superior court in Marion County, Indiana, on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by a subsidiary of the Company in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination under various theories, including negligence, strict liability, battery, nuisance and trespass. In December 2000 the Company answered the complaint denying all allegations of wrongdoing and liability. Discovery is proceeding.

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

        In February 1999 and October 2000 the Company was served with complaints in Cosey, et al. v. Bullard, et al., No. 95-0069, and Pierce, et al. v. GAF, et al., No. 2006-150, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 4,600 plaintiffs and 275 plaintiffs, respectively, alleging injury due to exposure to asbestos and/or silica and seeking compensatory and punitive damages. The Cosey case was removed to federal court and has been transferred to the eastern district of Pennsylvania for consolidated proceedings. The Company has filed answers in both cases denying the material allegations of the complaint.

        In  addition,  the Company is a defendant  in various  asbestos,  silica
and/or  mixed  dust  cases  pending  in  various   jurisdictions  on  behalf  of
approximately 6,900 personal injury claimants.

        In August and September 2000 the Company and one of its subsidiaries, NLO, Inc. ("NLO"), were named as defendants in four lawsuits filed in federal court in the Western District of Kentucky against the Department of Energy
("DOE") and a number of other defendants alleging that nuclear materials supplied by, among others, the Feed Materials Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, harmed employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each of the cases listed below, the Company believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has in several previous cases relating to management of the FMPC, and the Company has so advised the DOE. Answers in the four cases have not been filed. The Company and NLO have moved to dismiss the complaints in all four actions and, as described below, three of the cases have been settled subject to court approval. If those motions are not granted, the Company and NLO intend to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

* In Rainer, et al. v. E.I. du Pont de Nemours, et al., ("Rainer I") No. 5:00CV-223-M, plaintiffs purport to represent a class of former employees at the PGDP and a class consisting of members of the former employees' households and seek actual and punitive damages of $5 billion each for alleged negligence, infliction of emotional distress, ultra-hazardous activity/strict liability, strict products liability and battery. No answer or response to that complaint is yet due.

* In Rainer, et al. v. Bill Richardson, et al. ("Rainer II"), No. 5:00CV-220-M, plaintiffs purport to represent the same classes regarding the same matters alleged in Rainer I, and allege a violation of constitutional rights and seek the same recovery sought in Rainer I, as well as asserting claims for battery, fraud, deceit, and misrepresentation, infliction of emotional distress, negligence, and conspiracy, concert of action, joint venture and enterprise liability. No answer or response to that complaint is yet due.

* In Dew, et al. v. Bill Richardson, et al. ("Dew"), No. 5:00CV-221-M, plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and misrepresentation, infliction of emotional distress, negligence, ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel. Pre-trial proceedings and discovery continue.

* In Shaffer, et al. v. Atomic Energy Commission, et al. ("Shaffer"), No. 5:00CV-307-M, plaintiffs purport to represent classes of PGDP employees and household members, subcontractors at PGDP, and landowners near the PGDP and seek actual and punitive damages of $1 billion each and medical monitoring for the same counts alleged in Dew. In March 2001, the magistrate judge ordered that the landowner plaintiffs be severed from the action and pursue their claims in a separate action, Oreskovich v. Atomic Energy Commission, No. 01CV-63-M. All of the Oreskovich plaintiffs subsequently dismissed their claims against the Company and NLO with prejudice.

Subject to court approval, the Company and NLO have reached an agreement pursuant to which the Rainer I, Rainer II, and Shaffer cases against the Company and NLO will be settled and dismissed with prejudice. The trial court approved the settlement in March 2002; the time during which the approval may be appealed has not yet expired. The DOE has agreed to reimburse the Company for the settlement amount.

        The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        NL's common stock is listed and traded on the New York Stock Exchange and the Pacific Exchange under the symbol "NL." As of March 14, 2002, there were approximately 6,000 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On March 14, 2002, the closing price of NL common stock according to the NYSE Composite Tape was $16.17.


                                                                   Dividends
                                            High         Low        Declared
                                         ---------    ---------    ----------
Year ended December 31, 2001:
    First quarter ...................    $   24.31    $   16.25    $   .20
    Second quarter ..................        18.00        11.60        .20
    Third quarter ...................        16.75        13.80        .20
    Fourth quarter ..................        15.70        12.04        .20

Year ended December 31, 2000:
    First quarter ...................    $   16.38    $   13.00    $   .15
    Second quarter ..................        19.00        13.13        .15
    Third quarter ...................        24.38        15.50        .15
    Fourth quarter ..................        25.00        18.94        .20



        The Company's indenture to its 11.75% Senior Secured Notes due 2003 limits the ability of the Company to pay dividends, acquire treasury shares and make other restricted payments, as defined. The aggregate amount of dividends and other restricted payments since October 1993 may not exceed 50% of the aggregate consolidated net income, as defined in the indenture, since October 1993. At December 31, 2001, $20 million was available for restricted payments including dividends, acquisition of treasury shares and affiliate stock purchases.

        The Company paid four quarterly $.20 per share cash dividends in 2001. On February 6, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 8, 2002 to be paid on March 22, 2002. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

        Pursuant to its share repurchase program, the Company purchased 1,059,000 shares of its common stock in the open market at an aggregate cost of $15.5 million in 2001, 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000 and 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999. Approximately 1,207,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

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

                                                                          Years ended December,
                                                  ----------------------------------------------------------------------
                                                      2001         2000         1999          1998          1997
                                                  ------------- ------------ ------------  ------------- ---------------
                                                                 (In millions, except per share amounts)

INCOME STATEMENT DATA:
Net sales ......................................   $     835.1  $     922.3  $     908.4  $     894.7  $     837.2
Operating income ...............................         169.2        212.5        145.7        171.2         82.5
Income (loss) from continuing operations .......         121.4        155.3        159.8         89.9        (29.9)
Net income (loss) ..............................         121.4        154.6        159.8        366.7         (9.5)

Earnings per share:
    Basic:
        Income (loss) from continuing operations   $       2.44 $       3.08 $       3.09 $       1.75 $       (.58)
        Net income (loss) ......................           2.44         3.07         3.09         7.13         (.19)
    Diluted:
        Income (loss) from continuing operations   $       2.44 $       3.06 $       3.08 $       1.73 $       (.58)
        Net income (loss) ......................           2.44         3.05         3.08         7.05         (.19)

Cash dividends per share .......................   $        .80 $        .65 $        .14 $        .09 $    --

BALANCE SHEET DATA at year end:
Cash, cash equivalents, current and
  noncurrent restricted cash equivalents and
  current and noncurrent marketable debt
  securities ...................................   $     199.0  $     207.6  $     151.8  $     163.1  $     106.1
Current assets .................................         559.1        553.8        506.4        546.8        454.9
Total assets ...................................       1,151.1      1,120.8      1,056.2      1,155.6      1,098.5
Current liabilities ............................         299.1        298.0        264.8        310.7        276.7
Long-term debt including current maturities ....         196.5        196.1        244.5        357.6        744.2
Shareholders' equity (deficit) .................         386.9        344.5        271.1        152.3       (222.3)

CASH FLOW DATA:
Operating activities ...........................   $     129.7  $     139.7  $     108.3  $      45.1  $      89.2
Investing activities ...........................         (57.2)       (56.2)       (38.4)       417.3        (11.1)
Financing activities ...........................         (75.5)       (95.7)       (88.0)      (396.2)       (82.6)
Operating, investing and financing activities ..          (3.0)       (12.2)       (18.1)        66.2         (4.5)

OTHER NON-GAAP FINANCIAL DATA:
EBITDA (1) .....................................   $     206.7  $     286.3  $     162.5  $     187.4  $      67.6



                                                         Years ended December,
                                         ------------------------------------------------------
                                            2001      2000     1999       1998       1997
                                            ----      ----     ----       ----       ----
                                                (In millions, except per share amounts)

OTHER DATA:
Net debt at year end (2) ..............   $ 43.7     $ 58.5   $149.8     $226.7     $652.0
Interest expense, net (3) .............     18.7       22.9     30.3       43.1       63.0
Cash interest expense, net (4) ........     21.8       23.8     28.6       24.8       39.9
Capital expenditures ..................     53.7       31.1     35.6       22.4       28.2

TiO2 OPERATING STATISTICS:
    Average selling price in billing
      currencies index (1983=100) .....      156        161      153        154        133
    Sales volumes (metric tons in
      thousands) ......................      402        436      427        408        427
    Production volume (metric tons in
      thousands) ......................      412        441      411        434        408
    Production capacity at beginning of
      year (metric tons in thousands) .      450        440      440        420        400
    Production rate as a percentage of
      capacity ........................      91%       Full      93%       Full       Full



(1) EBITDA, as presented, represents operating income less corporate expense, plus (i) litigation settlement gains, net, (ii) other corporate income, (iii) depreciation, depletion and amortization and (iv) insurance recoveries, net. EBITDA is presented as a supplement to the Company's operating income and cash flow from operations because the Company believes that EBITDA is a widely accepted financial indicator of cash flows and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income determined under U.S. generally accepted accounting principles ("GAAP") as an indicator of the Company's operating performance, or cash flows from operating, investing and financing activities determined under GAAP as a measure of liquidity. EBITDA is not intended to depict funds available for reinvestment or other discretionary uses, as the Company has significant debt requirements and other commitments. Investors should consider certain factors in evaluating the Company's EBITDA, including interest expense, income taxes, noncash income and expense items, changes in assets and liabilities, capital expenditures, investments in joint ventures and other items included in GAAP cash flows as well as future debt repayment requirements and other commitments, including those described in Notes11, 14 and 20 to the Consolidated Financial Statements. The Company believes that the trend of its EBITDA is consistent with the trend of its GAAP operating income, except in (i) 1997 when EBITDA decreased and operating income increased from 1996 amounts due to a $30 million noncash charge related to the Company's adoption of SOP 96-1, "Environmental Remediation Liabilities" and (ii) 2000 when $70 million of net litigation settlement gains are included in EBITDA and excluded from operating income, which treatment results in a higher percentage increase over 1999 for EBITDA as compared to the percentage increase over 1999 for operating income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of operating income and cash flows during the last three years and the Company's outlook. EBITDA as a measure of a company's performance may not be comparable to other companies, unless substantially all companies and analysts determine EBITDA as computed and presented herein.

(2) Net debt represents notes payable and long-term debt less cash, cash equivalents, current and noncurrent restricted cash equivalents and current and noncurrent marketable debt securities.

(3) Interest expense, net represents interest expense less general corporate interest and dividend income.

(4) Cash interest expense, net represents interest expense, net as defined in (3) above less noncash interest expense plus noncash interest income. Noncash interest expense includes deferred interest expense on the Senior Secured Discount Notes in 1996 through 1998 and amortization of deferred financing costs. Noncash interest income includes interest income on restricted cash and restricted marketable debt securities in 2001 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to inventory reserves, impairments of investments in marketable equity securities and investments accounted for by the equity method, the recoverability of other long-lived assets, pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, and the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

* The Company provides reserves for estimated obsolescence or unmarketable finished goods inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional finished goods inventory reserves may be required. The Company provides reserves for tools and supplies inventory generally based on both historical and expected future usage requirements.

* The Company owns investments in certain companies that are accounted for either as marketable equity securities or under the equity method. For all of such investments, the Company records an impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

* The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

* The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

* The Company records an accrual for environmental, legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

RESULTS OF OPERATIONS

  General

        The Company's operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) decreased in 2001 compared with 2000 and increased in 2000 compared with 1999. Kronos' operating income declined $43.3 million in 2001 compared with 2000 and increased $66.8 million in 2000 compared with 1999. Gross profit margins were 31% in 2001, 34% in 2000 and 27% in 1999.

        Many factors influence TiO2 pricing levels, including (i) industry capacity, (ii) worldwide demand growth, (iii) customer inventory levels and purchasing decisions and (iv) relative changes in foreign currency exchange rates. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Industry" and "- Competition."

                                            Years ended December 31,            % Change
                                        --------------------------------- ---------------------
                                            2001       2000       1999     2001-00    2000-99
                                        ---------- ---------- ----------- ---------- ----------
                                                  (In millions)

Net sales and operating income
    Net sales ........................      $835.1    $922.3    $908.4        -9%      + 2%
    Operating income .................      $169.2    $212.5    $145.7       -20%      +46%
    Operating income margin percentage         20%       23%       16%

TiO2 operating statistics
    Percent change in average selling
      prices (in billing currencies) .                                        -3%       +6%
    Sales volume (metric tons in
      thousands) .....................         402       436       427        -8%       +2%
    Production volume (metric tons in
      thousands) .....................         412       441       411        -6%       +7%
    Production rate as a percent of
      capacity .......................         91%      Full       93%


        Kronos' operating income in 2001, including business interruption proceeds of $27.3 million, was lower than 2000, primarily due to lower average TiO2 selling prices in billing currencies and lower sales and production volumes. Kronos' operating income for 2000 was higher than 1999 due to higher average TiO2 selling prices in billing currencies and higher production and sales volumes.

        Average TiO2 selling prices in billing currencies during 2001 were 3% lower than 2000, with lower prices in all major regions. Pigment prices decreased from the preceding quarter during each quarter of 2001, reversing the upward trend that began in the fourth quarter of 1999 and continued through the fourth quarter of 2000. The rate of price declines increased in the fourth quarter of 2001 to 5% over the third quarter of 2001, and December 2001 prices were 2% lower than the average selling price for the quarter. The average selling price in billing currencies in December 2001 was 13% below the December 2000 average selling price. The most significant price erosion during this time period occurred in the European and export markets. TiO2 average selling prices continued to trend downward in the first quarter of 2002. Average TiO2 selling prices in billing currencies in 2000 were 6% higher than 1999, with higher prices in all major regions.

        Industry-wide demand was weak throughout 2001 as compared to 2000 and 1999 levels. Sales volume of 402,000 metric tons of TiO2 in 2001 was 8% lower than 2000, primarily due to lower sales in Europe and North America. Kronos' sales volume in the fourth quarter of 2001 decreased 1% from the fourth quarter of 2000 and 11% from the third quarter of 2001. Approximately one-half of Kronos' 2001 TiO2 sales volume was attributable to markets in Europe with approximately 38% attributable to North America, and the balance to other regions. Sales volume in 2000 was 2% higher than 1999, primarily due to higher sales in Europe and North America. Industry-wide demand was weak in early 1999. Demand in the second half of 1999 and the first three quarters of 2000 was stronger than comparable year-earlier periods as a result of, among other things, customers buying in advance of anticipated price increases. Demand softened in the fourth quarter of 2000 and weakened throughout 2001.

        The Company's production volume was 412,000 metric tons in 2001, a decrease of 6% from a record 441,000 metric tons produced in 2000. Operating rates were at 91% in 2001 down from near full capacity in 2000, primarily due to lost production resulting from the Leverkusen fire and the Company's decision to curtail production in the fourth quarter of 2001 as demand remained soft. Kronos' production volume in 2000 increased 7% compared with the 411,000 metric tons produced in 1999. Operating rates in 1999 were 93%. Production volume was curtailed in the beginning of the first quarter of 1999 in order to manage inventory levels. Finished goods inventory levels increased in the fourth quarter of 2001 and at the end of 2001 represented approximately two and one-half months of sales.

        The Company settled the insurance coverage claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). The business interruption insurance proceeds distorted Kronos' operating income margin percentage in 2001 as there were no sales associated with the lost margin operating income recognized. No additional insurance recoveries related to the Leverkusen fire are expected to be received. See Notes 15 and 17 to the Consolidated Financial Statements.

        The Company's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. The Company expects Kronos' production capacity of 455,000 metric tons at the end of 2001 will be increased to approximately 480,000 metric tons during 2005, primarily at its chloride facilities, with moderate capital expenditures.

        The Company expects TiO2 industry demand in 2002 will improve over 2001 levels, because it expects worldwide economic conditions to improve and customer inventory levels to increase. Kronos' TiO2 production volume in 2002 is expected to approximate Kronos' 2002 TiO2 sales volume. In January 2002, Kronos announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, scheduled to be implemented late in the first quarter of 2002 and early in the second quarter of 2002. Kronos is hopeful that it will realize such announced prices increases, but the extent to which Kronos can realize these and possibly other price increases during 2002 will depend on improving market conditions and global economic recovery. However, because TiO2 prices were generally declining during all of 2001, the Company believes that its average 2002 prices in billing currencies will be significantly below its average 2001 prices, even if the recently-announced price increases are realized. Overall, the Company expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        Excluding the effects of foreign currency translation, which reduced the Company's expenses in both 2001 and 2000 compared to the year-earlier periods, Kronos' cost of sales in 2001 was lower than 2000 due to lower sales volume partially offset by higher unit costs, which resulted primarily from lower production levels. The effects of lower TiO2 sales volume and production volume were partially offset by business interruption proceeds. Kronos' cost of sales in 2000 was lower than 1999 primarily due to lower unit costs, which resulted primarily from higher production levels. Cost of sales, as a percentage of net sales, increased in 2001 primarily due to the impact on net sales of lower average selling prices and higher unit costs partially offset by business interruption insurance recoveries, and decreased in 2000 primarily due to the impact on net sales of higher average selling prices and lower unit costs.

        Excluding the effects of foreign currency translation, which reduced the Company's expense in both 2001 and 2000 compared to the year-earlier periods, selling, general and administrative expenses ("SG&A"), excluding corporate expenses, decreased in 2001 from the year-earlier period due to lower variable compensation expense and lower selling and distribution expenses associated with lower 2001 sales volume. SG&A, excluding corporate expenses, increased in 2000 from the year-earlier period primarily due to higher variable compensation expense and higher selling and distribution expenses associated with higher 2000 sales volumes. SG&A, excluding corporate expenses, as a percentage of net sales, was 12% in each of 2001, 2000 and 1999. See discussion of corporate expenses below.

        The Company has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The Company's non-U.S. sales and operating costs are subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses expressed in U.S. dollars. A significant amount of the Company's sales (57% in 2001) are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased sales by $19 million and $68 million during 2001 and 2000, respectively, compared with the year-earlier period. When translated to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling prices for 2001 decreased 5% from 2000. Kronos' average selling prices in U.S. dollars for 2000 decreased 1% from 1999. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in 2001 and 2000 compared with the respective prior year. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at the Company's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in 2001 and 2000 was not significant when compared to the year-earlier periods.

General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                                     Years ended December 31,          Change
                                    ---------------------------   ------------------
                                      2001      2000      1999    2001-00    2000-99
                                    -------   -------   -------   -------    -------
                                                       (In millions)

Securities earnings:
    Interest and dividends .....    $   8.9   $   8.3   $   6.6   $    .6   $   1.7
    Securities transactions, net       (1.1)      2.5      --        (3.6)      2.5
Corporate income ...............       16.3      73.7       4.6     (57.4)     69.1
Corporate expense ..............      (25.9)    (29.6)    (21.5)      3.7      (8.1)
Interest expense ...............      (27.6)    (31.2)    (36.9)      3.6       5.7
                                    -------   -------   -------   -------   -------

                                    $ (29.4)  $  23.7   $ (47.2)  $ (53.1)  $  70.9
                                    =======   =======   =======   =======   =======


        Corporate interest and dividend income, including noncash interest income on restricted cash balances and restricted marketable debt securities, fluctuate in part based upon the amount of funds invested and yields thereon. Average funds invested in 2001 and 2000 were higher compared with the respective prior year primarily due to the increase in restricted cash related to litigation settlement proceeds in January 2001 and July 2000. See Note 16 to the Consolidated Financial Statements. The Company expects security earnings to be lower in 2002 than 2001 due to (i) lower average yields and (ii) lower average levels of funds available for investment due to lower 2002 operating cash flow and the Company's decision to prepay $25 million of its 11.75% Senior Secured Notes. See Note 23 to the Consolidated Financial Statements.

        Securities transactions, net in 2001 related to a second-quarter $1.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by the Company. Securities transactions, net in 2000 included a second-quarter $5.6 million securities gain related to common stock received from the demutualization of an insurance company from which the Company had purchased certain insurance policies and a fourth-quarter $3.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by the Company. See Note 6 to the Consolidated Financial Statements.

        Corporate income in 2001 and 2000 included gains of $11.7 million and $69.5 million, respectively, related principally to settlements with former insurance carrier groups. No further material settlements relating to litigation concerning environmental remediation coverage are expected. See Note 16 to the Consolidated Financial Statements. The Company recognized $4.0 million in each of 2001, 2000 and 1999 of income related to the straight-line, five-year amortization of $20 million of proceeds received in conjunction with the 1998 sale of its specialty chemicals business attributable to a five-year agreement by the Company not to compete in the rheological products business.

        Corporate expense in 2001 decreased from 2000, primarily as a result of lower legal expenses and lower variable compensation expense. The Company expects corporate expense in 2002 will be comparable to or somewhat higher than 2001 levels.

        Interest expense in 2001 declined compared with the prior year primarily due to reduced levels of its outstanding 11.75% Senior Secured Notes (resulting from a $50 million prepayment in December 2000) and lower euro-denominated debt. Interest expense in 2000 declined compared to 1999 due to reduced levels of outstanding euro-denominated debt. Assuming no significant change in interest rates, interest expense in 2002 is expected to be lower compared with 2001 due to lower levels of outstanding indebtedness. See Note 23 to the Consolidated Financial Statements.

  Provision for income taxes

        The principal reasons for the difference between the U.S. Federal statutory income tax rates and the Company's effective income tax rates are explained in Note 14 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In 2001 the Company's effective income tax rate varied from the normally expected rate primarily due to the recognition of certain German income tax attributes which previously did not meet the "more-likely-than-not" recognition criteria and incremental U.S. taxes on undistributed earnings of certain non-U.S. subsidiaries. In 2000 the Company's effective income tax rate varied from the normally expected rate primarily due to the geographic mix of income, changes in the German income tax "base" rate and the recognition of certain deductible tax assets which previously did not meet the "more-likely-than-not" recognition criteria. In 1999 the Company's effective tax rate varied from the normally expected rate due predominantly to the recognition of certain deductible tax attributes which previously did not meet the "more-likely-than-not" recognition criteria. Also in 2000 and 1999, the Company recognized certain one-time benefits related to German tax settlements.

        Effective January 1, 2001, the Company and its qualifying subsidiaries were included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the Company was entitled to a refund from the U.S. Internal Revenue Service on a separate-company basis. Pursuant to the Contran Tax Agreement, the Company has a $2.2 million receivable from Valhi related to capital loss carrybacks which would have been recoverable from the U.S. Internal Revenue Service. See Note 14 to the Consolidated Financial Statements.

  Other

        Minority interest

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

        Related party transactions

        The Company is a party to certain transactions with related parties. See "Liquidity and Capital Resources - Investing Cash Flows" and Note 19 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows for each of the past three years are presented below.

                                                          Years ended December 31,
                                                      --------------------------------
                                                         2001       2000       1999
                                                      ---------   --------   ---------
                                                                (In millions)
    Operating activities:
        Before changes in assets and liabilities ..    $  135.3   $  153.1   $  115.7
        Changes in assets and liabilities .........        (5.6)     (13.4)      (7.4)
                                                       --------   --------   --------
                                                          129.7      139.7      108.3
    Investing activities ..........................       (57.2)     (56.2)     (38.4)
    Financing activities ..........................       (75.5)     (95.7)     (88.0)
                                                       --------   --------   --------

Net cash used by operating, investing and financing
  activities ......................................    $   (3.0)  $  (12.2)  $  (18.1)
                                                       ========   ========   ========

  Operating cash flows

        Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, the net litigation settlement proceeds of $10.3 million and $69.5 million received in 2001 and 2000, respectively, that were transferred by the insurance carriers to special purpose trusts did not result in an increase in operating cash flow. Further, insurance recoveries, net of $17.5 million in 2001 are excluded from the determination of operating cash flow. These insurance proceeds are shown in the statement of cash flows under investing activities to partially offset the cash outflow impact of capital expenditures related to the Leverkusen sulfate plant reconstruction. Noncash interest income consists of earnings on restricted cash and restricted marketable debt securities which is not available for general corporate purposes. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension and OPEB assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits. See Note 12 to the Consolidated Financial Statements.

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities decreased $17.8 million in 2001 and increased $37.4 million in 2000 from the preceding year.

        Operating cash flows, before changes in assets and liabilities, in 2001 compared with 2000 were unfavorably affected by $43.3 million of lower operating income, partially offset by $9.0 million of lower payments to fund the Company's pension plans, $6.6 million of lower current tax expense, $3.8 million of higher distributions from LPC, $3.8 million of lower corporate expenses and $2.0 million of lower cash interest expense, net.

        Operating cash flows in 2000 compared with 1999 were favorably affected by $66.8 million higher operating income and $4.8 million of lower cash interest expense, net, partially offset by $5.3 million of higher payments to fund the Company's pension plans, $8.2 million of higher corporate expenses, $16.1 million of higher current tax expense, and $6.1 million of lower distributions from LPC.

        Changes in the Company's assets and liabilities (excluding the effect of currency translation) in 2001 compared with 2000 were favorably affected by higher accounts payable of $21.8 million and a net decrease in accrued environmental costs of $8.4 million primarily related to the use of assets from the Company's special purpose trusts. The Company's assets and liabilities were unfavorably affected by higher inventories of $9.3 million, lower accounts with affiliates, net of $5.5 million, and payment of accrued supplemental retirement benefits of $4.5 million. In 2001 and 2000, pursuant to terms of certain titanium ore contracts, the Company purchased, in advance of receipt, $31.6 million and $15.3 million, respectively, of titanium ore, a raw material, which is reflected in both inventory and accounts payable and had no net effect on operating cash flow.

        Changes in the Company's assets and liabilities (excluding the effect of currency translation) in 2000 compared with 1999 were unfavorably affected by higher inventories of $44.1 million partially offset by lower receivables of $23.7 million and lower environmental accruals of $12.6 million.

  Investing cash flows

        The Company's capital expenditures were $53.7 million, $31.1 million and $35.6 million in 2001, 2000 and 1999, respectively. Capital expenditures in 2001 include an aggregate of $22.3 million for the rebuilding of the Company's Leverkusen, Germany sulfate plant. The Company received $23.4 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $3.2 million of expenses related to repairs and clean-up costs. Capital expenditures in 1999 were higher due to $6.0 million of expenditures for a landfill expansion for the Company's Belgian facility. Capital expenditures at LPC were approximately $4.0 million in each of 2001, 2000 and 1999 and are not included in the Company's capital expenditures.

        The Company's capital expenditures during the past three years include an aggregate of $23.0 million ($5.0 million in 2001) for the Company's ongoing environmental protection and compliance programs. The Company's estimated 2002 and 2003 capital expenditures are $32.0 million for each year, and include $5.0 million and $4.0 million, respectively, in the area of environmental protection and compliance. Included in the 2002 capital expenditure estimate is $4.0 million to complete reconstruction of the Leverkusen, Germany sulfate plant.

        In February 2001, EMS loaned $13.4 million to Tremont Corporation ("Tremont") under a reducing revolving loan agreement. See Notes 1 and 7 to the Consolidated Financial Statements. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (8% at December 31, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The creditworthiness of Tremont is dependent, in part, on the value of the Company as Tremont's interest in the Company is one of Tremont's more substantial assets. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In each of the second, third and fourth quarters of 2001, Tremont repaid $250,000 of the loan. At December 31, 2001, the outstanding loan balance was $12.7 million and no amounts were available for additional borrowings by Tremont.

        In May 2001, a wholly owned subsidiary of EMS loaned $20.0 million to the Harold C. Simmons Family Trust No. 2 (the "Family Trust"), one of the trusts described in Notes 1 and 7 to the Consolidated Financial Statements, under a $25.0 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (6% at December 31, 2001), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At December 31, 2001, $5.0 million was available for additional borrowing by the Family Trust.

        In November 2001, $7.9 million of restricted cash related to certain letters of credit supporting certain insurance related contracts was released.

        In January 2002, the Company purchased EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI") for approximately $9.0 million. See Notes 19 and 23 to the Consolidated Financial Statements.

        During 2000 the Company purchased 1,000,000 shares of Tremont's common stock in market transactions for an aggregate of $26 million. See Notes 1 and 6 to the Consolidated Financial Statements. Tremont owns 10.2 million shares, or 21%, of NL's outstanding common stock.

  Financing cash flows

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

        On February 6, 2002, the Company gave notice to the trustee of its intention to redeem $25 million principal amount of the 11.75% Senior Secured Notes due 2003 on March 22, 2002, at the current call price of 100%. See Note 23 to the Consolidated Financial Statements. The Company may redeem additional 11.75% Senior Secured Notes in 2002.

        The 11.75% Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among others, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends, merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In the event of a Change of Control, as defined in the indenture, the Company would be required to make an offer to purchase the 11.75% Senior Secured Notes at 101% of the principal amount. The Company would also be required to make an offer to purchase a specified amount of the 11.75% Senior Secured Notes at par value in the event the Company generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. See Note 11 to the Consolidated Financial Statements. Other than operating lease commitments disclosed in Note 20 to the Consolidated Financial Statements, the Company is not party to any off-balance sheet financing arrangements.

        Dividends paid during 2001, 2000 and 1999 totaled $39.8 million, $32.7 million and $7.2 million, respectively. At December 31, 2001, the Company had $20 million available for payment of dividends, acquisition of treasury shares, acquisition of affiliate stock and other restricted payments as defined in the 11.75% Senior Secured Notes indenture. On February 6, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 8, 2002 to be paid on March 22, 2002.

        Pursuant to its share repurchase program, the Company purchased 1,059,000 shares of its common stock in the open market at an aggregate cost of $15.5 million in 2001, 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000 and 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999. Approximately 1,207,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

  Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

        At December 31, 2001, the Company had cash and cash equivalents aggregating $116 million (29% held by non-U.S. subsidiaries) and $83 million of restricted cash equivalents and restricted marketable debt securities held by U.S. subsidiaries, of which $16 million was classified as a noncurrent asset. At December 31, 2001, the Company's subsidiaries had $8 million available for borrowing under non-U.S. credit facilities. At December 31, 2001, the Company had complied with all financial covenants governing its debt agreements.

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

  Income taxes

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest. See Note 14 to the Consolidated Financial Statements.

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

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 10.4 million ($9.2 million at December 31, 2001). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

        At December 31, 2001, the Company had net deferred tax liabilities of $133 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $154 million at December 31, 2001, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

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

        The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3. "Legal Proceedings" and Note 20 to the Consolidated Financial Statements.

  Foreign operations

        As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2001, the Company had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

  Euro currency

        Beginning January 1, 1999, certain members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed. Beginning January 1, 2002, national currency units were exchanged for euros and the euro became the primary legal tender currency.

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

  Other

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See
Note 11 to the Consolidated Financial Statements.

Summary of debt and other contractual commitments

        As more fully described in the Notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 11 and 20 to the Consolidated Financial Statements. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.

                                      Unconditional Payment Due Date
                                   -----------------------------------------------
                                              2003 -   2005 -   2007 and
  Contractual Commitment            2002      2004     2006      after      Total
  ----------------------           ------    -------   ------   --------  --------
                                                     (In millions)

Indebtedness ..................    $   47.2  $  195.2  $    .2  $ --      $  242.6
                                   --------  --------  -------  --------  --------

Property and equipment ........        11.0    --       --        --          11.0
                                   --------  --------  -------  --------  --------

Operating leases ..............         4.0       5.2      2.8      20.1      32.1
                                   --------  --------  -------  --------  --------

                                   $   62.2  $  200.4  $   3.0  $   20.1  $  285.7
                                   ========  ========  =======  ========  ========

        In addition, the Company is a party to certain other agreements that contractually and unconditionally commit the Company to pay certain amounts in the future. However, while the Company believes it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. Agreements to which the Company is a party that fall into this category, more fully described in Note 20 to the Consolidated Financial Statements, includes the Company's long-term supply contracts for the purchase of chloride-process TiO2 feedstock.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General

        The Company is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company has not generally entered into forward or option contracts to manage such market risks, nor has the Company entered into any such contract or other type of derivative instrument for trading purposes. The Company was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 2001 or 2000. See Notes 2 and 21 to the Consolidated Financial Statements.

  Interest rates

        The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2001, the Company's aggregate indebtedness was split between 81% of fixed-rate instruments and 19% of variable-rate borrowings (2000 - 73% fixed-rate and 27% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted-average interest rates, by contractual maturity dates, for the Company's aggregate indebtedness at December 31, 2001 and 2000. At December 31, 2001 and 2000, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable-rate indebtedness was denominated in either euros or Norwegian kroner. Information shown below for such euro- and kroner-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2001 using that date's exchange rate of 1.13 euro per U.S. dollar (2000 - 1.08 euro per U.S. dollar) and 9.02 kroner per U.S. dollar (2000 - 8.90 kroner per U.S. dollar). Certain kroner-denominated capital leases totaling $2.5 million in 2001 and $2.1 million in 2000 have been excluded from the table below.



                                                                                Fair value at
                                               Contractual Maturity Date         December 31,
                                          ----------------------------------    -------------
                                          N/A      2002      2003      Total         2001
                                          ---      ----      ----      -----    -------------
                                                            (In millions)
December 31, 2001:
Fixed-rate debt (U.S. dollar-
  denominated):
    Principal amount ..................            $  --    $   194.0  $   194.0  $ 194.9
    Weighted-average interest rate ....               --       11.75%     11.75%
Variable-rate debt (Non-U.S. dollar
  -denominated):
    Principal amount - euro-denominated            $  24.0  $  --      $    24.0  $  24.0
    Weighted-average interest rate ....               3.8%     --           3.8%
    Principal amount - kroner
      denominated .....................            $  22.2  $  --      $    22.2  $  22.2
    Weighted-average interest rate ....               7.3%     --           7.3%


                                          2001     2002      2003      Total         2000
                                          ----     ----      ----      -----         ----
                                                            (In millions)

December 31, 2000:
Fixed-rate debt (U.S.dollar-
  denominated):
    Principal amount ..................   $   --   $  --    $   194.0  $   194.0  $ 195.9
    Weighted-average interest rate ....       --      --       11.75%     11.75%
Variable-rate debt (Non-U.S. dollar-
  denominated):
    Principal amount - euro-denominated   $  47.5  $  --    $  --      $    47.5  $  47.5
    Weighted-average interest rate ....      5.3%     --       --           5.3%
    Principal amount - kroner
      denominated .....................   $  22.5  $  --    $  --      $    22.5  $  22.5
    Weighted-average interest rate ....      7.9%     --       --           7.9%



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

        At December 31, 2001, the Company had $24.0 million of indebtedness denominated in euros (2000 - $47.5 million) and $22.2 million of indebtedness denominated in Norwegian kroner (2000 - $22.5 million). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $4.6 million (2000 - $7.0 million).

  Marketable equity and marketable debt security prices

        The Company is exposed to market risk due to changes in prices of the marketable equity securities which are held. The fair value of such equity securities at December 31, 2001 and 2000 was $45.2 million and $47.2 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $4.5 million and $4.7 million, respectively. The fair value of marketable debt securities at December 31, 2001 was $19.7 million. The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $2.0 million. The Company did not hold any investments in marketable debt securities at December 31, 2000.

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

        The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions could differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events, gains or losses.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the NL Proxy Statement. See also Note 19 to the Consolidated Financial Statements.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)      Financial Statements and Schedules
                  ----------------------------------

                  The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)              Reports on Form 8-K
                  -------------------

                  There were no Reports on Form 8-K filed during the quarter ended December 31, 2001 and through the date of this report.

 (c)              Exhibits
                  --------

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

Item No.                              Exhibit Index
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

 10.5** Amendment to Richards Bay Slag Sales Agreement dated June 1, 2001 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.

 10.6 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.7 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.8 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.9 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.10 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P.
               - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.11 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.12 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.13 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.14 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.15 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.16 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit
               10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10.17 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL -
               incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.18*        1989 Long Term Performance Incentive Plan of NL Industries,  Inc.
               - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.19* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on
               Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

 10.20* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on
               Schedule 14A for the annual meeting of shareholders held on May 9, 2001.

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

 10.23 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2001 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

 10.24 Intercorporate Service Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 2001 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 10.25 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 2001 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

 10.26 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.27* Executive severance agreement effective as of March 9, 1995 by and between the Registrant and Lawrence A. Wigdor - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 10.28* Executive severance agreement effective as of July 24, 1996 by and between the Registrant and J. Landis Martin - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 10.29* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 - incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.30* Amended and Restated Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of May 1, 2001.

 10.31* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and Lawrence A. Wigdor and related trust agreement
               - incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

 10.32*        Agreement to Defer Bonus  Payment  dated January 10, 2002 between
               the   Registrant   and  Lawrence  A.  Wigdor  and  related  trust
               agreements.

 10.33* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and J. Landis Martin and related trust agreement - incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997.

 10.34 Revolving Loan Note dated February 9, 2001 with Tremont Corporation as Maker and NL Environmental Management Services, Inc. as Payee - incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

 10.35 Security Agreement dated February 9, 2001 by and between Tremont Corporation and NL Environmental Management Services, Inc. - incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

 10.36         Tax  Agreement  between  Valhi,  Inc.  and  NL  Industries,  Inc.
               effective  as of January 1, 2001-  incorporated  by  reference to
               Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

 10.37 Subscription Agreement by and among Valhi, Inc., Tremont Holdings, LLC and Tremont Group, Inc. effective as of December 31, 2000 - incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

 10.38 Revolving Loan Note dated May 4, 2001 with Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.39         Security  Agreement  dated May 4, 2001 by and  between  Harold C.
               Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 10.40 Purchase Agreement dated January 4, 2002 by and among Kronos, Inc. as the Purchaser, and Big Bend Holdings LLC and Contran Insurance Holdings, Inc., as Sellers regarding the sale and purchase of EWI RE, Inc. and EWI RE, Ltd.

 21.1          Subsidiaries of the Registrant.

 23.1          Consent of Independent Accountants.

 99.1 Annual Report of NL Industries, Inc. Retirement Savings Plan (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 2001.

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


                                        NL Industries, Inc.
                                        (Registrant)


                                        By /s/ J. Landis Martin
                                           -----------------------------------
                                           J. Landis Martin, March 14, 2002
                                           President and Chief Financial Officer




/s/ J. Landis Martin                        /s/ Harold C. Simmons
-------------------------------------       -----------------------------------
J. Landis Martin, March 14, 2002            Harold C. Simmons, March 14, 2002
Director,    President   and   Chief        Chairman of the Board
Executive Officer
(Principal Executive Officer)


/s/ Glenn R. Simmons                        /s/ Steven L. Watson
-------------------------------------       -----------------------------------
Glenn R. Simmons, March 14, 2002            Steven L. Watson, March 14, 2002
Director                                    Director


/s/ Kenneth R. Peak                         /s/ Dr. Lawrence A. Wigdor
-------------------------------------       -----------------------------------
Kenneth R. Peak, March 14, 2002             Dr. Lawrence A. Wigdor,
Director                                    March 14,2002
                                            Director,   President   and  Chief
                                            Executive Officer of Kronos


/s/ General Thomas P. Stafford              /s/ Ann Manix
-------------------------------------       -----------------------------------
General  Thomas P.  Stafford,               Ann Manix, March 14, 2002
March 14, 2002                              Director
Director



/s/ Robert D. Hardy
-------------------------------------
Robert D. Hardy, March 14, 2002
Vice President, Chief Financial
Officer
(Principal   Financial  Officer  and
Principal Accounting Officer)

                               NL INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                 Pages
--------------------                                                 -----

Report of Independent Accountants                                    F-2

Consolidated Balance Sheets - December 31, 2001 and 2000             F-3 / F-4

Consolidated Statements of Income - Years ended
December 31, 2001, 2000 and 1999                                     F-5 / F-6

Consolidated Statements of Comprehensive Income - Years
ended December 31, 2001, 2000 and 1999                               F-7

Consolidated Statements of Shareholders' Equity - Years
ended December 31, 2001, 2000 and 1999                               F-8

Consolidated Statements of Cash Flows - Years ended
December 31, 2001, 2000 and 1999                                     F-9 / F-11

Notes to Consolidated Financial Statements                           F-12 / F-56


Financial Statement Schedules

Report of Independent Accountants                                    S-1

Schedule I - Condensed Financial Information of Registrant           S-2 / S-7

Schedule II - Valuation and Qualifying Accounts                      S-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                                      PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2002

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                      (In thousands, except per share data)


                   ASSETS                                   2001         2000
                                                         ----------   ----------

Current assets:
    Cash and cash equivalents ........................   $  116,037   $  120,378
    Restricted cash equivalents ......................       63,257       69,242
    Restricted marketable debt securities ............        3,583         --
    Accounts and notes receivable ....................      125,721      131,540
    Receivable from affiliates .......................        3,698          214
    Refundable income taxes ..........................        1,530       12,302
    Inventories ......................................      231,056      205,973
    Prepaid expenses .................................        3,193        2,458
    Deferred income taxes ............................       11,011       11,673
                                                         ----------   ----------

        Total current assets .........................      559,086      553,780
                                                         ----------   ----------


Other assets:
    Marketable equity securities .....................       45,227       47,186
    Receivable from affiliates .......................       31,650         --
    Investment in TiO2 manufacturing joint venture ...      138,428      150,002
    Prepaid pension cost .............................       18,411       22,789
    Restricted marketable debt securities ............       16,121         --
    Restricted cash equivalents ......................         --         17,942
    Unrecognized net pension obligations .............        5,901         --
    Other ............................................        6,517        4,707
                                                         ----------   ----------

        Total other assets ...........................      262,255      242,626
                                                         ----------   ----------


Property and equipment:
    Land .............................................       24,579       24,978
    Buildings ........................................      130,710      129,019
    Machinery and equipment ..........................      537,958      530,920
    Mining properties ................................       67,649       67,134
    Construction in progress .........................        5,071        4,586
                                                         ----------   ----------
                                                            765,967      756,637
    Less accumulated depreciation and depletion ......      436,217      432,255
                                                         ----------   ----------

        Net property and equipment ...................      329,750      324,382
                                                         ----------   ----------

                                                         $1,151,091   $1,120,788
                                                         ==========   ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2001 and 2000

                      (In thousands, except per share data)



     LIABILITIES AND SHAREHOLDERS' EQUITY                      2001            2000
                                                           -----------    -----------

Current liabilities:
    Notes payable ......................................   $    46,201    $    69,970
    Current maturities of long-term debt ...............         1,033            730
    Accounts payable and accrued liabilities ...........       176,223        147,877
    Payable to affiliates ..............................         6,919         10,634
    Accrued environmental costs ........................        59,891         53,307
    Income taxes .......................................         7,277         13,616
    Deferred income taxes ..............................         1,530          1,822
                                                           -----------    -----------

        Total current liabilities ......................       299,074        297,956
                                                           -----------    -----------

Noncurrent liabilities:
    Long-term debt .....................................       195,465        195,363
    Deferred income taxes ..............................       143,256        145,673
    Accrued environmental costs ........................        47,589         57,133
    Accrued pension cost ...............................        26,985         21,220
    Accrued postretirement benefits cost ...............        29,842         29,404
    Other ..............................................        14,729         23,272
                                                           -----------    -----------

        Total noncurrent liabilities ...................       457,866        472,065
                                                           -----------    -----------

Minority interest ......................................         7,208          6,279
                                                           -----------    -----------

Shareholders' equity:
    Preferred stock - 5,000 shares authorized, no shares
      issued or outstanding ............................          --             --
    Common stock - $.125 par value; 150,000 shares
      authorized; 66,845 and 66,839 shares issued ......         8,355          8,355
    Additional paid-in capital .........................       777,597        777,528
    Retained earnings ..................................       222,722        141,073
    Accumulated other comprehensive income (loss):
        Currency translation ...........................      (208,349)      (190,757)
        Marketable securities ..........................         8,350          8,885
        Pension liabilities ............................        (6,352)          --
    Treasury stock, at cost (17,808 and 16,787 shares) .      (415,380)      (400,596)
                                                           -----------    -----------

        Total shareholders' equity .....................       386,943        344,488
                                                           -----------    -----------

                                                           $ 1,151,091    $ 1,120,788
                                                           ===========    ===========


Commitments and contingencies (Notes 7, 14 and 20)

                 See accompanying notes to consolidated financial statements.
                                       F-4

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2001, 2000 and 1999

                      (In thousands, except per share data)


                                                   2001          2000           1999
                                               -----------   -----------    -----------

Revenues and other income:
    Net sales ..............................   $   835,099   $   922,319    $   908,387
    Litigation settlement gains, net .......        11,730        69,465           --
    Insurance recoveries, net ..............        17,468          --             --
    Other income, net ......................        23,136        23,283         23,646
                                               -----------   -----------    -----------

                                                   887,433     1,015,067        932,033
                                               -----------   -----------    -----------

Costs and expenses:
    Cost of sales ..........................       578,060       610,449        662,315
    Selling, general and administrative ....       124,512       137,178        134,342
    Interest ...............................        27,569        31,243         36,884
                                               -----------   -----------    -----------

                                                   730,141       778,870        833,541
                                               -----------   -----------    -----------

        Income before income taxes, minority
          interest and extraordinary item ..       157,292       236,197         98,492

Income tax expense (benefit) ...............        34,925        78,420        (64,601)
                                               -----------   -----------    -----------

        Income before minority interest and
          extraordinary item ...............       122,367       157,777        163,093

Minority interest ..........................           960         2,436          3,322
                                               -----------   -----------    -----------

        Income before extraordinary item ...       121,407       155,341        159,771

Extraordinary item - early extinguishment of
  debt, net of tax benefit of $394 .........          --            (732)          --
                                               -----------   -----------    -----------

        Net income .........................   $   121,407   $   154,609    $   159,771
                                               ===========   ===========    ===========

                             NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                         Years ended December 31, 2001, 2000 and 1999

                            (In thousands, except per share data)


                                              2001         2000          1999
                                           ----------   ----------    ----------

Basic earnings per share:
    Income before extraordinary item ...   $     2.44   $     3.08    $     3.09
    Extraordinary item .................      --              (.01)      --
                                           ----------   ----------    ----------

        Net income .....................   $     2.44$        3.07    $     3.09
                                           ==========   ==========    ==========


Diluted earnings per share:
    Income before extraordinary item ...   $     2.44   $     3.06    $     3.08
    Extraordinary item .................      --              (.01)      --
                                           ----------   ----------    ----------

        Net income .....................   $     2.44   $     3.05    $     3.08
                                           ==========   ==========    ==========

Weighted average shares used in the
  calculation of earnings per share:
    Basic ..............................       49,732       50,415        51,774
    Dilutive impact of stock options ...          124          334            93
                                           ----------   ----------    ----------

    Diluted ............................       49,856       50,749        51,867
                                           ==========   ==========    ==========


          See accompanying notes to consolidated financial statements.
                                       F-6

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)


                                                    2001         2000         1999
                                                 ---------    ---------    ---------

Net income ...................................   $ 121,407    $ 154,609    $ 159,771
                                                 ---------    ---------    ---------

Other comprehensive income (loss), net of tax:
    Marketable securities adjustment:
        Unrealized holding gains (losses)
          arising during the period ..........      (1,275)       4,064       (1,641)
        Add:  reclassification adjustment
          for loss included in net income ....         740        1,964         --
                                                 ---------    ---------    ---------

                                                      (535)       6,028       (1,641)

    Minimum pension liabilities adjustment ...      (6,352)       1,756        1,431

    Currency translation adjustment ..........     (17,592)     (30,735)     (26,582)
                                                 ---------    ---------    ---------

        Total other comprehensive loss .......     (24,479)     (22,951)     (26,792)
                                                 ---------    ---------    ---------

    Comprehensive income .....................   $  96,928    $ 131,658    $ 132,979
                                                 =========    =========    =========


          See accompanying notes to consolidated financial statements.
                                       F-7

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999

                      (In thousands, except per share data)

                                                                                                          Accumulated other
                                                                                                    comprehensive income (loss)
                                                                  Additional   Retained     ---------------------------------------
                                                       Common      paid-in      earnings     Currency       Pension      Marketable
                                                       stock      capital      (deficit)    translation    liabilities   securities
                                                     ---------    ----------   ---------    -----------    -----------   ----------
Balance at December 31, 1998 ....................    $   8,355    $ 774,288    $(133,379)    $(133,440)    $  (3,187)    $   4,498

Net income ......................................         --           --        159,771          --            --            --
Other comprehensive income (loss), net of tax ...         --           --           --         (26,582)        1,431        (1,641)
Common dividends declared -  $.14 per share .....         --           --         (7,242)         --            --            --
Tax benefit of stock options exercised ..........         --             16         --            --            --            --
Treasury stock:
    Acquired (552 shares) .......................         --           --           --            --            --            --
    Reissued (25 shares) ........................         --           --           --            --            --            --
                                                     ---------    ---------    ---------     ---------     ---------     ---------

Balance at December 31, 1999 ....................        8,355      774,304       19,150      (160,022)       (1,756)        2,857

Net income ......................................         --           --        154,609          --            --            --
Other comprehensive income (loss), net of tax ...         --           --           --         (30,735)        1,756         6,028
Common dividends declared - $.65 per share ......         --           --        (32,686)         --            --            --
Tax benefit of stock options exercised ..........         --          3,224         --            --            --            --
Treasury stock:
    Acquired (1,682 shares) .....................         --           --           --            --            --            --
    Reissued (450 shares) .......................         --           --           --            --            --            --
                                                     ---------    ---------    ---------     ---------     ---------     ---------

Balance at December 31, 2000 ....................        8,355      777,528      141,073      (190,757)         --           8,885

Net income ......................................         --           --        121,407          --            --            --
Other comprehensive loss, net of tax ............         --           --           --         (17,592)       (6,352)         (535)
Common dividends declared - $.80 per share ......         --           --        (39,758)         --            --            --
Tax benefit of stock options exercised ..........         --             69         --            --            --            --
Treasury stock:
    Acquired (1,059 shares) .....................         --           --           --            --            --            --
    Reissued (38 shares) ........................         --           --           --            --            --            --
                                                     ---------    ---------    ---------     ---------     ---------     ---------

Balance at December 31, 2001 ....................    $   8,355    $ 777,597    $ 222,722     $(208,349)    $  (6,352)    $   8,350
                                                     =========    =========    =========     =========     =========     =========

                                                     Treasury
                                                      stock          Total
                                                    ----------      --------

Balance at December 31, 1998 ....................   $ (364,801)     $152,334

Net income ......................................         --         159,771
Other comprehensive income (loss), net of tax ...         --         (26,792)
Common dividends declared -  $.14 per share .....         --          (7,242)
Tax benefit of stock options exercised ..........         --              16
Treasury stock:
    Acquired (552 shares) .......................       (7,210)       (7,210)
    Reissued (25 shares) ........................          210           210
                                                    ----------      --------

Balance at December 31, 1999 ....................     (371,801)      271,087

Net income ......................................         --         154,609
Other comprehensive income (loss), net of tax ...         --         (22,951)
Common dividends declared - $.65 per share ......         --         (32,686)
Tax benefit of stock options exercised ..........         --           3,224
Treasury stock:
    Acquired (1,682 shares) .....................      (30,886)      (30,886)
    Reissued (450 shares) .......................        2,091         2,091
                                                    ----------      --------

Balance at December 31, 2000 ....................     (400,596)      344,488

Net income ......................................         --         121,407
Other comprehensive loss, net of tax ............         --         (24,479)
Common dividends declared - $.80 per share ......         --         (39,758)
Tax benefit of stock options exercised ..........         --              69
Treasury stock:
    Acquired (1,059 shares) .....................      (15,502)      (15,502)
    Reissued (38 shares) ........................          718           718
                                                    ----------      --------

Balance at December 31, 2001 ....................   $ (415,380)     $386,943
                                                    ==========      ========

          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                     2001           2000         1999
                                                   ---------     ---------     ---------

Cash flows from operating activities:
    Net income ................................    $ 121,407     $ 154,609     $ 159,771
    Depreciation, depletion and amortization ..       29,599        29,733        33,730
    Noncash interest income on restricted cash
      and restricted marketable debt securities       (3,580)       (1,531)         --
    Noncash interest expense ..................          467           599         1,682
    Deferred income taxes .....................        3,256        40,186       (86,772)
    Minority interest .........................          960         2,436         3,322
    Net (gains) losses from:
        Securities transactions ...............        1,133        (2,531)         --
        Disposition of property and equipment .          735         1,562           429
    Pension cost, net .........................       (2,967)      (11,816)       (4,702)
    Other postretirement benefits, net ........          531         1,062        (5,459)
    Distributions from TiO2 manufacturing joint
      venture .................................       11,313         7,550        13,650
    Litigation settlement gains, net ..........      (10,307)      (69,465)         --
    Insurance recoveries, net .................      (17,468)         --            --
    Extraordinary item ........................         --             732          --
    Other, net ................................          261          --            --
                                                   ---------     ---------     ---------

                                                     135,340       153,126       115,651

    Change in assets and liabilities:
      Accounts and notes receivable ...........          902         1,417       (22,289)
      Inventories .............................      (32,698)      (23,395)       20,663
      Prepaid expenses ........................         (526)         (244)         (463)
      Accounts payable and accrued liabilities        31,091         9,301         7,315
      Income taxes ............................        4,107         4,843         6,729
      Accounts with affiliates ................       (5,670)         (123)       (3,572)
      Accrued environmental costs .............        7,068        (1,279)      (13,856)
      Other noncurrent assets .................       (1,937)         (168)        1,090
      Other noncurrent liabilities ............       (7,944)       (3,723)       (2,960)
                                                   ---------     ---------     ---------

          Net cash provided by operating
            activities ........................      129,733       139,755       108,308
                                                   ---------     ---------     ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)


                                                        2001         2000         1999
                                                     ---------    ---------    ---------
Cash flows from investing activities:
    Capital expenditures .........................   $ (53,669)   $ (31,089)   $ (35,559)
    Property damaged by fire:
        Insurance proceeds .......................      23,361         --           --
        Other, net ...............................      (3,205)        --           --
    Loans to affiliates:
        Loans ....................................     (33,400)        --           --
        Collections ..............................         750         --           --
    Purchase of Tremont Corporation common stock .        --        (26,040)        --
    Change in restricted cash equivalents and
      restricted marketable debt securities, net .       8,509          630       (5,176)
    Proceeds from disposition of property and
      equipment ..................................         419          139        2,344
    Proceeds from disposition of marketable
      securities .................................           4          158         --
    Other, net ...................................        --            (33)        --
                                                     ---------    ---------    ---------

        Net cash used by investing activities ....     (57,231)     (56,235)     (38,391)
                                                     ---------    ---------    ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings ...............................       1,437       44,923       82,038
        Principal payments .......................     (22,428)     (79,162)    (155,787)
    Dividends paid ...............................     (39,758)     (32,686)      (7,242)
    Treasury stock:
        Purchased ................................     (15,502)     (30,886)      (7,210)
        Reissued .................................         718        2,091          210
    Distributions to minority interests ..........          (5)          (6)          (6)
                                                     ---------    ---------    ---------

        Net cash used by financing activities ....     (75,538)     (95,726)     (87,997)
                                                     ---------    ---------    ---------

        Net change during the year from operating,
          investing and financing activities .....   $  (3,036)   $ (12,206)   $ (18,080)
                                                     =========    =========    =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                           2001          2000        1999
                                                         ---------    ---------    ---------

Cash and cash equivalents:
    Net change during the year from:
        Operating, investing and financing activities   $   (3,036) $   (12,206)   $ (18,080)
        Currency translation .........................      (1,305)      (1,640)      (2,649)
                                                         ---------    ---------    ---------

                                                            (4,341)     (13,846)     (20,729)

        Balance at beginning of year .................     120,378      134,224      154,953
                                                         ---------    ---------    ---------

        Balance at end of year .......................   $ 116,037    $ 120,378    $ 134,224
                                                         =========    =========    =========

Supplemental disclosures - cash paid for:
    Interest .........................................   $  27,143    $  32,354    $  35,540
    Income taxes .....................................      29,770       33,398       14,963


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. ("NL") conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. ("Kronos"). At December 31, 2001, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation ("Contran"), held approximately 61% and 21%, respectively, of NL's outstanding common stock. At December 31, 2001, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and a company 80% owned by Valhi and 20% owned by NL held approximately 80% of Tremont's outstanding common stock.
Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. See Notes 7 and 19.

Note 2 - Summary of significant accounting policies:

Principles of consolidation and management's estimates

        The accompanying consolidated financial statements include the accounts of NL and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions.

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

Restricted cash equivalents and restricted marketable debt securities

        Restricted cash equivalents and restricted marketable debt securities are primarily invested in U.S. government securities and money market funds that invest primarily in U.S. government securities. At December 31, 2001 and 2000, restricted cash equivalents of approximately $8.6 million and $17.1 million, respectively, collateralized undrawn letters of credit, and restricted cash equivalents and restricted marketable debt securities of approximately $74.4 million and $70.1 million, respectively, were held by special purpose trusts established to pay future environmental remediation obligations and other environmental expenditures of the Company. Generally, restricted cash and restricted marketable debt securities are classified as either a current or noncurrent asset depending upon the classification of the liability to which the restricted amount relates. Additionally, restricted marketable debt securities are generally classified as either current or noncurrent assets depending upon the maturity date of each marketable debt security and are carried at market which approximates cost. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income (loss), net of related deferred income taxes. See Note 6. Gains and losses on available-for-sale debt securities are recognized in income upon realization and are computed based on specific identification of the debt securities sold.

Marketable equity securities and securities transactions

        Marketable equity securities are carried at market based on quoted market prices. Unrealized gains and losses on available-for-sale equity securities are included in other comprehensive income (loss), net of related deferred income taxes. See Note 6. Gains and losses on available-for-sale equity securities are recognized in income upon realization and are computed based on specific identification of the equity securities sold. Declines in value that are judged to be other-than-temporary are reported in other income, net.

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

        When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company will assess impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 as discussed under "New accounting principles not yet adopted."

Long-term debt

        Long-term debt is stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which cash interest payments are not required and deferred financing costs are amortized over the term of the applicable issue, both by the interest method.

Employee benefit plans

        Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 12.

        The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 was nil in 2001, $1.7 million in 2000 and nil in 1999.

Environmental remediation costs

        Environmental remediation costs are accrued when estimated future expenditures are probable and reasonably estimable. The estimated future expenditures generally are not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 2001 and 2000, no receivables for recoveries have been recognized.

Net sales

        The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended, in 2000. Revenue generally is realized or realizable and earned when all of the requirements of SAB No. 101 are met, including when title and the risks and rewards of ownership passes to the customer (generally at the time the product is shipped to the customer). The impact of adopting SAB No. 101 was not material. Amounts charged to customers for shipping and handling are included in net sales.

Repair and maintenance costs

        The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of goods sold.

Shipping and handling costs

        Shipping and handling costs are included in selling, general and administrative expense and were $49 million in 2001, $50 million in 2000 and $54 million in 1999.

Income taxes

        Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and unconsolidated affiliates not included in the Company's U.S. tax group (the "NL Tax Group"). The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance. The Company's valuation allowance is equal to the amount of deferred tax assets which the Company believes do not meet the "more-likely-than-not" recognition criteria.

        Effective January 1, 2001, the Company and its qualifying subsidiaries were included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the Company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. Pursuant to the Contran Tax Agreement, the Company has a $2.2 million receivable from Valhi related to capital loss carrybacks which would have been recoverable from the U.S. Internal Revenue Service.

Derivatives and hedging activities

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at December 31, 2001, and there was no impact on the Company's financial statements from adopting SFAS No. 133.

        The Company periodically uses interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does it currently anticipate doing so in the future. The Company was not a party to any such contracts during 2001, 2000 and 1999.

Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated 876,000, 222,000 and 1,511,000 in 2001, 2000 and 1999, respectively. There were no adjustments to income from continuing operations or net income in the computation of the diluted earnings per share amounts.

Other

        Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," for all business combinations initiated on or after July 1, 2001, and all purchase business combinations (including step acquisitions). Under SFAS No. 141, all business combinations will be accounted for by the purchase method, and the pooling-of-interests method will be prohibited.

New accounting principles not yet adopted

        The Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with any of the Company's equity method investees. All goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company had no goodwill at December 31, 2001.

        The Company will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations," no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

        The Company will adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company believes the adoption of SFAS No. 144 will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 3 - Business and geographic segments:

        The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2001 and 2000, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $394 million and $352 million, respectively.

        The Company evaluates its TiO2 segment performance based on operating income. Operating income is defined as income before income taxes, minority interest, extraordinary items, interest expense, certain nonrecurring items and certain general corporate items. Corporate items excluded from operating income include corporate expense, interest and dividend income not attributable to TiO2 operations, litigation settlement gains, securities transaction gains and losses and gains and losses from the disposal of long-lived assets outside the ordinary course of business. The accounting policies of the TiO2 segment are the same as those described in Note 2. Interest income included in the calculation of TiO2 operating income is disclosed in Note 15 as "Trade interest income."

        Segment assets are comprised of all assets attributable to the reportable operating segment. The Company's investment in the TiO2 manufacturing joint venture (see Note 8) is included in TiO2 business segment assets. Corporate assets are not attributable to the TiO2 operating segment and consist principally of cash, cash equivalents, restricted cash equivalents, restricted marketable debt securities, marketable equity securities and certain receivables from affiliates. For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.


                                                       Years ended December 31,
                                                -----------------------------------
                                                   2001         2000        1999
                                                ---------    ---------    ---------
                                                          (In thousands)

Business segment - TiO2

    Net sales ...............................   $ 835,099    $ 922,319    $ 908,387
    Other income, excluding corporate .......      10,815        8,167       12,484
                                                ---------    ---------    ---------
                                                  845,914      930,486      920,871

    Cost of sales ...........................     578,060      610,449      662,315
    Selling, general and administrative,
      excluding corporate ...................      98,667      107,554      112,888
                                                ---------    ---------    ---------

        Operating income ....................     169,187      212,483      145,668

    Insurance recoveries, net ...............      17,468         --           --
                                                ---------    ---------    ---------

        Income before corporate items, income
          taxes, minority interest and
          extraordinary item ................     186,655      212,483      145,668

    General corporate income (expense):
        Securities earnings:
            Interest and dividends ..........       8,886        8,346        6,597
            Securities transactions, net ....      (1,133)       2,531         --
        Litigation settlement gains, net and
          other income ......................      16,298       73,704        4,565
        Corporate expense ...................     (25,845)     (29,624)     (21,454)
        Interest expense ....................     (27,569)     (31,243)     (36,884)
                                                ---------    ---------    ---------

        Income before income taxes, minority
          interest and extraordinary item ...   $ 157,292    $ 236,197    $  98,492
                                                =========    =========    =========

    Capital expenditures:
        Kronos ..............................   $  53,656    $  31,066    $  32,703
        General corporate ...................          13           23        2,856
                                                ---------    ---------    ---------

                                                $  53,669    $  31,089    $  35,559
                                                =========    =========    =========

    Depreciation, depletion and amortization:
        Kronos ..............................   $  28,907    $  28,989    $  33,047
        General corporate ...................         692          744          683
                                                ---------    ---------    ---------

                                                $  29,599    $  29,733    $  33,730
                                                =========    =========    =========



                                                   Years ended December 31,
                                            ------------------------------------
                                               2001        2000          1999
                                            ---------    ---------    ---------
                                                       (In thousands)

Geographic areas

    Net sales - point of origin:
        Germany .........................   $ 398,470    $ 444,050    $ 459,467
        United States ...................     278,624      313,426      299,520
        Canada ..........................     149,412      154,579      162,746
        Belgium .........................     126,782      137,829      138,671
        Norway ..........................     102,843       98,300       88,277
        Other ...........................      82,320       92,691       90,442
        Eliminations ....................    (303,352)    (318,556)    (330,736)
                                            ---------    ---------    ---------

                                            $ 835,099    $ 922,319    $ 908,387
                                            =========    =========    =========

    Net sales - point of destination:
        Europe ..........................   $ 425,338    $ 480,388    $ 478,652
        United States ...................     258,347      283,327      268,037
        Canada ..........................      47,061       53,060       60,834
        Latin America ...................      25,514       27,104       35,308
        Asia ............................      46,169       45,922       41,612
        Other ...........................      32,670       32,518       23,944
                                            ---------    ---------    ---------

                                            $ 835,099    $ 922,319    $ 908,387
                                            =========    =========    =========

                                                        December 31,
                                            ------------------------------------
                                               2001        2000          1999
                                            ---------    ---------    ---------
                                                       (In thousands)

Identifiable assets

    Net property and equipment:
        Germany ......................    $  182,387    $  173,385    $  190,292
        Canada .......................        54,676        57,929        62,334
        Belgium ......................        46,841        46,778        49,146
        Norway .......................        38,549        38,361        39,845
        Other ........................         7,297         7,929         6,841
                                          ----------    ----------    ----------

                                          $  329,750    $  324,382    $  348,458
                                          ==========    ==========    ==========

    Total assets:
        Kronos .......................    $  900,401    $  893,340    $  972,549
        General corporate ............       250,690       227,448        83,624
                                          ----------    ----------    ----------

                                          $1,151,091    $1,120,788    $1,056,173
                                          ==========    ==========    ==========

Note 4 -Accounts and notes receivable:

                                                             December 31,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
                                                           (In thousands)

Trade receivables ..............................      $  99,989       $ 114,776
Insurance claims receivable ....................         11,505           2,236
Recoverable VAT and other receivables ..........         16,585          16,750
Allowance for doubtful accounts ................         (2,358)         (2,222)
                                                      ---------       ---------

                                                      $ 125,721       $ 131,540
                                                      =========       =========

Note 5 - Inventories:

                                                             December 31,
                                                     ---------------------------
                                                        2001               2000
                                                     --------           --------
                                                           (In thousands)

Raw materials ............................           $ 79,162           $ 66,061
Work in process ..........................              9,675              7,117
Finished products ........................            117,201            107,120
Supplies .................................             25,018             25,675
                                                     --------           --------

                                                     $231,056           $205,973
                                                     ========           ========

Note 6- Marketable equity securities and securities transactions:

                                                                December 31,
                                                           --------------------
                                                             2001         2000
                                                           --------    --------
                                                               (in thousands)

Available-for-sale marketable equity securities:
    Unrealized gains ...................................   $ 14,917    $ 14,912
    Unrealized losses ..................................     (2,070)     (1,244)
    Cost ...............................................     32,380      33,518
                                                           --------    --------

        Aggregate fair value ...........................   $ 45,227    $ 47,186
                                                           ========    ========

        During 2000 the Company purchased 1,000,000 shares of Tremont's common stock in market transactions for an aggregate of $26.0 million. Before the close of business on December 31, 2000, the Company held 16% of Tremont's outstanding common stock, including approximately 36,000 shares previously held by the Company, and Valhi held an additional 64% of Tremont's outstanding common stock. Effective with the close of business on December 31, 2000, the Company contributed substantially all of its Tremont shares, and Valhi contributed all of its Tremont shares, to a newly formed company, Tremont Group, Inc. ("Tremont Group"), in return for a 20% and 80% respective ownership interest in Tremont Group. After the contributions, Tremont Group held the 80% of Tremont previously owned by the Company and Valhi. At December 31, 2001 and 2000, the aggregate fair value of the Company's indirect investment in Tremont was $29.9 million and $33.1 million, respectively.

        The Company's stock of Tremont Group is redeemable at the option of the Company for fair value based upon the value of the underlying Tremont shares, and the Company accounts for its investment in Tremont Group as an available-for-sale marketable equity security. The Company also held 1,186,200 shares of Valhi's outstanding common stock (approximately 1%) at December 31, 2001 and 2000. At December 31, 2001, the aggregate adjusted cost basis and fair value of the Valhi common stock was $5.9 million ($5.9 million in 2000) and $15.1 million ($13.6 million in 2000), respectively. The Company accounts for investments in its parent companies as available-for-sale marketable equity securities carried at fair value. See Note 1.

        In 2000 the Company received approximately 390,000 shares of common stock pursuant to the demutualization of an insurance company from which the Company had purchased certain insurance policies. The Company recognized a $5.6 million securities gain based on the insurance company's initial public offering price of $14.25 per share. The shares were placed in a Voluntary Employees' Beneficiary Association ("VEBA") trust, the assets of which may only be used to pay for certain retiree benefits. The Company accounted for the $5.6 million contribution of the insurance company's common stock to the trust as a reduction of its accrued postretirement benefits cost liability. The shares were sold by the trust in 2000 for $7.8 million or $20 per share. See Notes 12 and 15.

        In 2001 and 2000 the Company recognized noncash securities losses of $1.1 million and $3.1 million, respectively, related to other-than-temporary declines in value of certain available-for-sale marketable equity securities held by the Company. See Note 15.

Note 7 - Receivable from affiliates:

        A majority-owned subsidiary of the Company, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont under a reducing revolving loan agreement in the first quarter of 2001. See Note 1. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (8% at December 31, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The creditworthiness of Tremont is dependent in part on the value of the Company as Tremont's interest in the Company is one of Tremont's more substantial assets. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In each of the second, third and fourth quarters of 2001, Tremont repaid $250,000 of the loan. At December 31, 2001, the outstanding loan balance was $12.7 million and no amounts were available for additional borrowings by Tremont. See Note 19.

        In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust No. 2 ("Family Trust"), one of the trusts described in Note 1, under a $25 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (6% at December 31, 2001), is due on demand with sixty days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of this collateral is dependent in part on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At December 31, 2001, $5 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at December 31, 2001 as the Company does not expect to demand repayment within one year. See Note 19.

Note 8 - Investment in TiO2 manufacturing joint venture:

        Kronos Louisiana, Inc. ("KLA"), a wholly owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Americas Inc. ("Tioxide"), a wholly owned subsidiary of Huntsman International Holdings LLC, a 60%-owned subsidiary of Huntsman Corporation. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

        KLA is required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, the Company reports no equity in earnings of LPC. Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold.

        LPC made cash distributions of $22.6 million in 2001, $15.1 million in 2000 and $27.3 million in 1999, equally split between the partners.

        Summary balance sheets of LPC are shown below.

                                                               December 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
                                                             (In thousands)

           ASSETS

Current assets ...................................       $ 45,872       $ 56,063
Property and equipment, net ......................        250,501        264,918
                                                         --------       --------

                                                         $296,373       $320,981
                                                         ========       ========

   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current .............       $ 16,767       $ 18,749
Partners' equity .................................        279,606        302,232
                                                         --------       --------

                                                         $296,373       $320,981
                                                         ========       ========

        Summary income statements of LPC are shown below.

                                                   Years ended December 31,
                                            ------------------------------------
                                              2001          2000           1999
                                            --------      --------      --------
                                                      (In thousands)

Revenues and other income:
    Kronos ...........................      $ 93,393      $ 92,530      $ 85,304
    Tioxide ..........................        94,009        93,366        86,309
    Interest .........................           303           578           569
                                            --------      --------      --------

                                             187,705       186,474       172,182
                                            --------      --------      --------
Cost and expenses:
    Cost of sales ....................       187,295       186,045       171,829
    General and administrative .......           410           429           353
                                            --------      --------      --------

                                             187,705       186,474       172,182
                                            --------      --------      --------

        Net income ...................      $   --        $   --        $   --
                                            ========      ========      ========

Note 9 - Accounts payable and accrued liabilities:

                                                            December 31,
                                                     ---------------------------
                                                       2001               2000
                                                     --------           --------
                                                           (In thousands)

Accounts payable .........................           $ 99,358           $ 64,553
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             29,722             34,160
    Interest .............................              4,980              5,019
    Deferred income ......................              4,000              4,000
    Other ................................             38,163             40,145
                                                     --------           --------

                                                       76,865             83,324
                                                     --------           --------

                                                     $176,223           $147,877
                                                     ========           ========

Note 10 - Other noncurrent liabilities:

                                                              December 31,
                                                       -------------------------
                                                        2001              2000
                                                       -------           -------
                                                             (In thousands)

Insurance claims expense ...................           $ 8,789           $10,314
Employee benefits ..........................             3,476             7,721
Deferred income ............................               333             4,333
Other ......................................             2,131               904
                                                       -------           -------

                                                       $14,729           $23,272
                                                       =======           =======

Note 11 - Notes payable and long-term debt:

                                                               December 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
                                                             (In thousands)

Notes payable ....................................       $ 46,201       $ 69,970
                                                         ========       ========

Long-term debt:
    NL - 11.75% Senior Secured Notes .............       $194,000       $194,000
    Kronos .......................................          2,498          2,093
                                                         --------       --------

                                                          196,498        196,093
    Less current maturities ......................          1,033            730
                                                         --------       --------

                                                         $195,465       $195,363
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

        In the event of foreclosure, the holders of the Notes would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent of a full and unconditional guarantee of the Notes by Kronos. In lieu of providing separate audited financial statements of Kronos, the Company has included condensed consolidating financial information in accordance with Rule 3-10 (e) of the SEC's Regulation S-X. See Note 24.

        The Company redeemed $50 million (par value) of the Notes on December 29, 2000 at 101.5%. The remaining Notes are redeemable, at the Company's option, at a redemption price of 100% of the principal amount. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among others, restrict the ability of the Company and its subsidiaries to incur debt, incur liens, pay dividends, merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In the event of a Change of Control, as defined in the indenture, the Company would be required to make an offer to purchase the Notes at 101% of the principal amount of the Notes. The Company would also be required to make an offer to purchase a specified amount of the Notes at par value in the event the Company generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2001, $20 million was available for payment of dividends pursuant to the terms of the indenture. The quoted market price of the Notes per $100 principal amount was $100.47 and $101 at December 31, 2001 and 2000, respectively.

        On February 6, 2002, the Company gave notice to the trustee of its intention to redeem $25 million principal amount of the Notes on March 22, 2002, at the current call price of 100%.

        Notes payable consist of short-term borrowings denominated in non-U.S. currencies due within one year from non-U.S. banks. Borrowings total $46 million

(euro 27 million and NOK 200 million) at December 31, 2001 and $70 million (euro 51 million and NOK 200 million) at December 31, 2000. Interest rates on notes payable ranged from 3.84% to 7.27% at December 31, 2001 and from 5.33% to 7.92% at December 31, 2000.

        Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $8 million at December 31, 2001.

        The aggregate maturities of long-term debt at December 31, 2001 are shown in the table below.

Years ending December 31,                                   Amount
-------------------------                              ----------------
                                                       (In thousands)

        2002                                           $      1,033
        2003                                                195,008
        2004                                                    216
        2005                                                    115
        2006                                                    112
        2007                                                     14
                                                       ----------------

                                                       $    196,498
                                                       ================

Note 12 - Employee benefit plans:

Company-sponsored pension plans

        The Company maintains various defined benefit and defined contribution pension plans covering substantially all employees. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan.

        The Company contributes to eligible U.S. employees' accounts an amount equal to approximately 4% (4% in 2000 and 3% in 1999) of the employee's annual eligible earnings and partially matches employee contributions to the U.S. contributory savings plan. The Company also has a nonqualified defined contribution plan covering certain executives, and participants receive benefits based on a formula involving eligible earnings. The Company's expense related to these plans was $.8 million in 2001, $1.6 million in 2000 and $1.1 million in 1999.

        Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.

                                                              December 31,
                                                  ------------------------------------
                                                     2001         2000         1999
                                                  ----------   ----------   ----------
                                                              (Percentages)

Discount rate .................................   5.8 to 7.3   6.0 to 7.8   5.8 to 7.5
Rate of increase in future compensation levels.   2.8 to 4.5   3.0 to 4.5   2.5 to 4.5
Long-term rate of return on plan assets .......   6.8 to 8.5   7.0 to 9.0   6.0 to 9.0

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

        The components of the net periodic defined benefit pension cost are set forth below.

                                                         Years ended December 31,
                                                    --------------------------------
                                                      2001        2000        1999
                                                    --------    --------    --------
                                                             (In thousands)

Net periodic pension cost:
    Service cost benefits .......................   $  3,976    $  4,063    $  3,942
    Interest cost on projected benefit obligation
      ("PBO") ...................................     15,605      15,088      16,170
    Expected return on plan assets ..............    (16,143)    (15,403)    (15,567)
    Amortization of prior service cost ..........        201         238         267
    Amortization of net transition obligation ...        510         530         578
    Recognized actuarial losses .................        443         226       1,144
                                                    --------    --------    --------

                                                    $  4,592    $  4,742    $  6,534
                                                    ========    ========    ========

        The funded status of the Company's defined benefit pension plans is set forth below.

                                                              December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ---------      ---------
                                                            (In thousands)

Change in PBO:
    Beginning of year ............................     $ 248,355      $ 260,186
    Service cost .................................         3,976          4,063
    Interest .....................................        15,605         15,088
    Participant contributions ....................         1,005          1,027
    Amendments ...................................         1,819           --
    Actuarial loss ...............................        10,149          1,022
    Benefits paid ................................       (15,849)       (16,993)
    Change in currency exchange rates ............        (3,255)       (16,038)
                                                       ---------      ---------

        End of year ..............................       261,805        248,355
                                                       ---------      ---------

Change in fair value of plan assets:
    Beginning of year ............................       216,984        218,942
    Actual return on plan assets .................         4,711         11,762
    Employer contributions .......................         7,559         16,558
    Participant contributions ....................         1,005          1,027
    Benefits paid ................................       (15,849)       (16,993)
    Change in currency exchange rates ............        (6,143)       (14,312)
                                                       ---------      ---------

        End of year ..............................       208,267        216,984
                                                       ---------      ---------

Funded status at year end:
    Plan assets less than PBO ....................       (53,538)       (31,371)
    Unrecognized actuarial loss ..................        44,744         24,191
    Unrecognized prior service cost ..............         4,371          1,693
    Unrecognized net transition obligation .......         4,269            786
                                                       ---------      ---------

                                                       $    (154)     $  (4,701)
                                                       =========      =========

Amounts recognized in the balance sheet:
    Prepaid pension cost .........................     $  18,411      $  22,789
    Accrued pension cost:
        Current ..................................        (5,993)        (6,270)
        Noncurrent ...............................       (26,985)       (21,220)
    Unrecognized net pension obligations .........         5,901           --
    Accumulated other comprehensive loss .........         8,512           --
                                                       ---------      ---------

                                                       $    (154)     $  (4,701)
                                                       =========      =========

        Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2001 and 2000, 78% and 76%, respectively, of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                               December 31,
                                                       -------------------------
                                                         2001             2000
                                                       --------         --------
                                                            (In thousands)

Projected benefit obligation .................         $228,647         $190,141
Accumulated benefit obligation ...............          206,669          169,077
Fair value of plan assets ....................          174,832          149,767

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

Postretirement benefits other than pensions

        In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Certain of the Company's Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for the Company. In 1989 the Company began phasing out such benefits for currently active U.S. employees over a ten-year period and U.S. employees retiring after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. With the exception of the $5.6 million contributed in 2000 to the VEBA trust discussed in Note 6, the Company's policy is to fund medical claims as they are incurred, net of any contributions by the retirees.

        For measuring the OPEB liability at December 31, 2001, the expected rate of increase in health care costs is 8% in 2002 decreasing to 5.5% in 2007 and thereafter. Other weighted-average assumptions used to measure the liability and expense are presented below.

                                                             December 31,
                                                        ----------------------
                                                        2001     2000     1999
                                                        -----    -----    ----
                                                             (Percentages)

Discount rate .......................................    7.0      7.3      7.5
Long-term rate for compensation increases ...........    6.0      6.0      6.0
Long-term rate of return on plan assets .............    7.7      7.7      9.0

        Variances from actuarially assumed rates will change accrued OPEB liabilities, net periodic OPEB expense and funding requirements in future periods. If the health care cost trend rate was increased (decreased) by one percentage point for each year, postretirement benefit expense would have increased approximately $.2 million (decreased by $.1 million) in 2001, and the projected benefit obligation at December 31, 2001 would have increased by approximately $1.6 million (decreased by $1.4 million).

        The components of the Company's net periodic postretirement benefit cost are set forth below.

                                                     Years ended December 31,
                                                --------------------------------
                                                 2001        2000         1999
                                                -------     -------     -------
                                                        (In thousands)

Net periodic OPEB cost (benefit):
    Service cost benefits ..................    $    94     $    84     $    40
    Interest cost on PBO ...................      2,536       2,646       2,069
    Expected return on plan assets .........       (773)       (521)       (526)
    Amortization of prior service cost .....     (2,075)     (2,075)     (2,075)
    Recognized actuarial losses (gains) ....         27          24        (573)
                                                -------     -------     -------

                                                $  (191)    $   158     $(1,065)
                                                =======     =======     =======

                                                              December 31,
                                                        ------------------------
                                                           2001          2000
                                                        --------       --------
                                                            (In thousands)

Change in PBO:
    Beginning of year ............................      $ 37,040       $ 37,354
    Service cost .................................            94             84
    Interest cost ................................         2,536          2,646
    Actuarial losses .............................           792          1,672
    Plan asset reimbursements ....................         1,197           --
    Benefits paid from:
        Company funds ............................          --           (1,790)
        Plan assets ..............................        (6,377)        (2,859)
    Change in currency exchange rates ............          (145)           (67)
                                                        --------       --------

        End of year ..............................        35,137         37,040
                                                        --------       --------

Change in fair value of plan assets:
    Beginning of year ............................        11,842          5,968
    Actual return on plan assets .................           460          2,705
    Employer contributions .......................           475          6,028
    Benefits paid ................................        (6,377)        (2,859)
                                                        --------       --------

        End of year ..............................         6,400         11,842
                                                        --------       --------

Funded status at year end:
    Plan assets less than PBO ....................       (28,737)       (25,198)
    Unrecognized actuarial gain ..................          (105)        (1,135)
    Unrecognized prior service cost ..............        (5,783)        (7,858)
                                                        --------       --------

                                                        $(34,625)      $(34,191)
                                                        ========       ========

Amounts recognized in the balance sheet:
    Current ......................................      $ (4,783)      $ (4,787)
    Noncurrent ...................................       (29,842)       (29,404)
                                                        --------       --------

                                                        $(34,625)      $(34,191)
                                                        ========       ========

Note 13 - Shareholders' equity:

Common stock

                                                     Shares of common stock
                                             -------------------------------------
                                                          Treasury
                                             Issued        stock       Outstanding
                                             -------      --------     -----------
                                                         (In thousands)

Balance at December 31, 1998 ..........       66,839       15,028        51,811
    Treasury shares acquired ..........         --            552          (552)
    Treasury shares reissued ..........         --            (25)           25
                                             -------      -------       -------

Balance at December 31, 1999 ..........       66,839       15,555        51,284
    Treasury shares acquired ..........         --          1,682        (1,682)
    Treasury shares reissued ..........         --           (450)          450
                                             -------      -------       -------

Balance at December 31, 2000 ..........       66,839       16,787        50,052
    Treasury shares acquired ..........         --          1,059        (1,059)
    Treasury shares reissued ..........         --            (38)           38
    Other .............................            6         --               6
                                             -------      -------       -------

Balance at December 31, 2001 ..........       66,845       17,808        49,037
                                             =======      =======       =======

        Pursuant to its share repurchase program, the Company purchased 1,059,000 shares of its common stock in the open market at an aggregate cost of $15.5 million in 2001, 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000 and 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999. Approximately 1,207,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

        The Company increased the regular quarterly dividend from $.03 per share to $.035 per share in February 1999 and subsequently paid four quarterly $.035 per share cash dividends in 1999. In February 2000 the Company increased the regular quarterly dividend to $.15 per share and subsequently paid three quarterly $.15 per share cash dividends in the first nine months of 2000. In October 2000 the Company increased the regular quarterly dividend to $.20 per share and subsequently paid a quarterly $.20 per share cash dividend in the fourth quarter of 2000. The Company paid four quarterly $.20 per share cash dividends in 2001. On February 6, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 8, 2002 to be paid on March 22, 2002.

Common stock options

        The NL Industries, Inc. 1998 Long-Term Incentive Plan ("NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company and non-employee directors. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("Predecessor Option Plan") remain outstanding at December 31, 2001, no additional options may be granted under the Predecessor Option Plan.

        Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2001, 3,663,000 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

        Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the nonemployee director plan are summarized in the table below.

                                                      Exercise price     Amount
                                                        per share        payable
                                                   --------------------   upon
                                       Shares         Low         High   exercise
                                       ------      ---------  ---------  --------
                                        (In thousands, except per share amounts)

Outstanding at December 31, 1998        2,119      $    5.00  $   24.19  $ 31,019

    Granted ....................          410          11.28      15.19     5,377
    Exercised ..................          (25)          5.00      11.81      (209)
    Forfeited ..................          (67)          8.69      22.63    (1,244)
                                        -----      ---------  ---------  --------

Outstanding at December 31, 1999        2,437           5.00      24.19    34,943

    Granted ....................          432          14.25      14.44     6,165
    Exercised ..................         (918)          5.00      17.97    (9,508)
    Forfeited ..................         (349)          8.69      24.19    (7,237)
                                        -----      ---------  ---------  --------

Outstanding at December 31, 2000        1,602           5.00      21.97    24,363

    Granted ....................          484          20.11      20.51     9,737
    Exercised ..................          (38)         11.28      21.97      (627)
    Forfeited ..................          (34)         11.28      20.11      (513)
                                        -----      ---------  ---------  --------

Outstanding at December 31, 2001        2,014      $    5.00  $   21.97  $ 32,960
                                        =====      =========  =========  ========


        At December 31, 2001, 2000 and 1999 options to purchase 658,560, 363,480 and 1,255,901 shares, respectively, were exercisable and options to purchase 391,000 shares become exercisable in 2002. Of the exercisable options, options to purchase 386,760 shares at December 31, 2001 had exercise prices less than the Company's December 31, 2001 quoted market price of $15.27 per share. Outstanding options at December 31, 2001 expire at various dates through 2011, with a weighted-average remaining life of seven years.

        The pro forma information required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted-average fair values of options granted during 2001, 2000 and 1999 were $7.52, $4.83 and $6.94 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001, 2000 and 1999: stock price volatility of 46%, 48% and 50% in 2001, 2000 and 1999, respectively; risk-free rate of return of 5% in 2001 and 2000 and 6% in 1999; dividend yield of 4.0% in 2001, 4.9% in 2000 and 1.2% in 1999; and an expected term of 9 years in 2001, 2000 and 1999. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

        The Company's pro forma net income and basic net income per common share were as follows. The pro forma impact on earnings per common share for 2001, 2000 and 1999 is not necessarily indicative of future effects on earnings per share.

                                                         Years ended December 31,
                                                  ---------------------------------------
                                                     2001           2000          1999
                                                  -----------   -----------   -----------
                                                  (In thousands except per share amounts)

Net income - as reported ......................   $   121,407   $   154,609   $   159,771
Net income - pro forma ........................   $   118,959   $   152,201   $   156,868
Net income per basic common share - as reported   $      2.44   $      3.07   $      3.09
Net income per basic common share - pro forma .   $      2.39   $      3.02   $      3.03


Preferred stock

        The Company is authorized to issue a total of five million shares of preferred stock. The rights of preferred stock as to dividends, redemption, liquidation and conversion are determined upon issuance.

Note 14 - Income taxes:

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

                                                          Years ended December 31,
                                                   -----------------------------------
                                                     2001          2000        1999
                                                   ---------    ---------    ---------
                                                              (In thousands)

Pretax income:
    U.S ........................................   $   3,267    $  73,646    $  23,642
    Non-U.S ....................................     154,025      162,551       74,850
                                                   ---------    ---------    ---------

                                                   $ 157,292    $ 236,197    $  98,492
                                                   =========    =========    =========

Expected tax expense ...........................   $  55,052    $  82,669    $  34,472
Non-U.S. tax rates .............................      (3,887)      (6,445)       6,119
Resolution of German income tax audits .........        --         (5,500)     (36,490)
Change in valuation allowance:
    Corporate restructuring in Germany and other     (23,247)        --        (77,580)
    Change in German income tax law ............        --           --         24,070
    Recognition of certain deductible tax
      attributes which previously
      did not meet the "more-likely-than-not"
      recognition criteria .....................      (1,460)      (2,600)     (15,807)
Incremental tax on income of companies not
  included in the NL Tax Group .................       6,009        1,943        2,747
German rate change adjustment of deferred taxes         --          5,695         --
U.S. state income taxes ........................         459        1,348         (680)
Other, net .....................................       1,999        1,310       (1,452)
                                                   ---------    ---------    ---------

    Income tax expense (benefit) ...............   $  34,925    $  78,420    $ (64,601)
                                                   =========    =========    =========

Provision for income taxes:
    Current income tax expense (benefit):
        U.S. federal ...........................   $   1,352    $  (8,255)   $     193
        U.S. state .............................       1,309          622       (2,489)
        Non-U.S ................................      29,008       45,867       24,467
                                                   ---------    ---------    ---------

                                                      31,669       38,234       22,171
                                                   ---------    ---------    ---------
    Deferred income tax expense (benefit):
        U.S. federal ...........................      12,369       32,128      (47,426)
        U.S. state .............................        (850)         726        1,809
        Non-U.S ................................      (8,263)       7,332      (41,155)
                                                   ---------    ---------    ---------

                                                       3,256       40,186      (86,772)
                                                   ---------    ---------    ---------

                                                   $  34,925    $  78,420    $ (64,601)
                                                   =========    =========    =========

Comprehensive provision (benefit) for income
  taxes allocable to:
    Pretax income ..............................   $  34,925    $  78,420    $ (64,601)
    Extraordinary item .........................        --           (394)        --
    Additional paid-in capital .................         (69)      (3,224)         (16)
    Other comprehensive income (loss):
        Marketable equity securities ...........        (287)       3,244         (883)
        Pension liabilities ....................      (2,160)        --           --
                                                   ---------    ---------    ---------

                                                   $  32,409    $  78,046    $ (65,500)
                                                   =========    =========    =========

        The components of the net deferred tax liability are summarized below:

                                                              December 31,
                                           --------------------------------------------------
                                                     2001                      2000
                                           -----------------------    -----------------------
                                                 Deferred tax              Deferred tax
                                           -----------------------    -----------------------
                                             Assets    Liabilities     Assets     Liabilities
                                           ---------   -----------    --------    -----------
                                                             (In thousands)

Tax effect of temporary differences
  relating to:
    Inventories ........................   $   3,202    $  (2,849)   $   4,027    $  (2,966)
    Property and equipment .............      42,721      (54,084)      61,738      (53,753)
    Accrued postretirement benefits cost      11,398         --         13,145         --
    Accrued (prepaid) pension cost .....       2,711      (21,224)       4,348      (22,928)
    Accrued environmental costs ........      35,508         --         37,761         --
    Noncompete agreement ...............       1,517         --          2,917         --
    Other accrued liabilities and
      deductible differences ...........      18,647         --         18,327         --
    Other taxable differences ..........        --       (131,094)        --       (122,561)
Tax on unremitted earnings of non-U.S ..
  subsidiaries .........................        --         (3,933)        --         (4,396)
Tax loss and tax credit carryforwards ..     118,828         --        119,064         --
Valuation allowance ....................    (154,437)        --       (190,312)        --
                                           ---------    ---------    ---------    ---------

    Gross deferred tax assets
      (liabilities) ....................      80,095     (213,184)      71,015     (206,604)

Reclassification, principally netting by
  tax jurisdiction .....................     (68,398)      68,398      (59,109)      59,109
                                           ---------    ---------    ---------    ---------

    Net total deferred tax assets
      (liabilities) ....................      11,697     (144,786)      11,906     (147,495)
    Net current deferred tax assets
      (liabilities) ....................      11,011       (1,530)      11,673       (1,822)
                                           ---------    ---------    ---------    ---------

    Net noncurrent deferred tax assets
      (liabilities) ....................   $     686    $(143,256)   $     233    $(145,673)
                                           =========    =========    =========    =========

                                      F-34

        Changes in the Company's deferred income tax valuation allowance are summarized below.

                                                              Years ended December 31,
                                                        -----------------------------------
                                                          2001          2000          1999
                                                        ---------    ---------    ---------
                                                                   (In thousands)

Balance at the beginning of year ....................   $ 190,312    $ 233,595    $ 134,477

    Recognition of certain deductible tax
      attributes which previously did not meet the
      "more-likely-than-not" recognition criteria ...     (24,707)      (2,600)     (70,946)
    Increase in certain deductible temporary
      differences which the Company believes do
      not meet the "more-likely-than-not"
      recognition criteria ..........................        --           --          1,629
    Offset to the change in gross deferred income tax
      assets due principally to redeterminations
      of certain tax attributes and implementation
      of certain tax planning strategies ............      (3,681)     (24,955)     183,150
    Foreign currency translation ....................      (7,487)     (15,728)     (14,715)
                                                        ---------    ---------    ---------

Balance at the end of year ..........................   $ 154,437    $ 190,312    $ 233,595
                                                        =========    =========    =========

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

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

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($9.2 million at December 31, 2001). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

        During the fourth quarter of 2001, the Company completed a restructuring of its German subsidiaries, and as a result recognized a $17.6 million net income tax benefit. This benefit is comprised of a $23.2 million decrease in the valuation allowance due to a change in estimate of the Company's ability to utilize certain German income tax attributes that did not previously meet the "more-likely-than-not" recognition criteria offset by $5.6 million of incremental U.S. taxes on undistributed earnings of certain foreign subsidiaries.

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

        The $54 million net reduction in the Company's deferred income tax valuation allowance in 1999 is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which the Company now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of the Company's German subsidiaries offset by (ii) a $24 million increase in the valuation allowance to reduce the previously recognized benefit of certain other deductible income tax attributes which the Company now believes do not meet the recognition criteria due to a change in German tax law.

        At December 31, 2001, the Company had, for U.S. federal income tax purposes, a net operating loss carryforward of approximately $25 million, of which $3 million expires in 2019 and $22 million expires in 2021 and approximately $5.7 million of alternative minimum tax credit carryforwards with no expiration date. The Company also has approximately $317 million of income tax loss carryforwards in Germany with no expiration date. Unutilized foreign tax credit carryovers of $2 million expired in 1999.

Note 15 - Other income, net:

                                                   Years ended December 31,
                                               --------------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
                                                       (In thousands)

Securities earnings:
    Interest and dividends .................   $  8,886    $  8,346    $  6,597
    Securities gains (losses), net .........     (1,133)      2,531        --
                                               --------    --------    --------
                                                  7,753      10,877       6,597
Currency transaction gains, net ............      1,188       6,499      10,161
Noncompete agreement income ................      4,000       4,000       4,000
Trade interest income ......................      2,332       2,333       2,365
Disposition of property and equipment ......       (735)     (1,562)       (429)
Insurance recoveries, net (See Note 17) ....      7,222        --          --
Other, net .................................      1,376       1,136         952
                                               --------    --------    --------

                                               $ 23,136    $ 23,283    $ 23,646
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

Note 16 - Litigation settlement gains, net:

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

        A settlement with remaining members of the second carrier group was reached in January 2001, and the Company recognized a $10.3 million gain in the first quarter of 2001. The gross settlement proceeds of $10.7 million were transferred by the carriers to the above mentioned special purpose trusts. In 2001 the Company also recognized $1.4 million of other litigation settlement gains.

        The settlements resolved court proceedings that the Company initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

Note 17 - Leverkusen fire and insurance claim:

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

        On April 8, 2001, repairs to the damaged support equipment were substantially completed and full production resumed at the Chloride Plant. The Sulfate Plant became approximately 50% operational in September 2001 and became fully operational in late October 2001. The damages to property and the business interruption losses caused by the fire were covered by insurance as noted below, but the effect on the financial results of the Company on a quarter-to-quarter basis was impacted by the timing and amount of insurance recoveries.

        The Company reached an agreement and settled the coverage claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). No additional insurance recoveries related to the Leverkusen fire are expected to be received.

Note 18 - Other items:

        Advertising costs are expensed as incurred and were $1 million in each of 2001, 2000 and 1999.

        Research, development and certain sales technical support costs are expensed as incurred and approximated $6 million in each of 2001 and 2000 and $7 million in 1999.

        Interest capitalized in connection with long-term capital projects was nil in each of 2001, 2000 and 1999.

Note 19 - Related party transactions:

        The  Company  may be deemed  to be  controlled  by  Harold  C.  Simmons.
Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company other than as set forth in this Annual Report on Form 10-K, the Company continuously considers, reviews and evaluates, and understands that Contran, Valhi and related entities consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, and restrictions under the indentures and other agreements, it is possible that the Company might be a party to one or more such transactions in the future.

        It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

        The Company is a party to various intercorporate services agreements ("ISA") with various related parties discussed below. Under the ISA's, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation of such persons. Because of the number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA's are reviewed and approved by the Company's Board of Directors including members who are not officers or directors of any other entity that may be deemed to be related to the Company.

        The Company is a party to an intercorporate services agreement with Contran ("Contran ISA") whereby Contran provides certain management services to the Company on a fee basis. Intercorporate services fee expense related to the Contran ISA was $1.2 million in 2001 and $1.0 million in each of 2000 and 1999.

        The Company was a party in 2000 and 1999 to an intercorporate services agreement with Valhi ("Valhi ISA") whereby Valhi and the Company provide certain management, financial and administrative services to each other on a fee basis. Net intercorporate services fee expense related to the Valhi ISA was $.2 million in 2000 and $.1 million in 1999.

        The Company is party to an intercorporate services agreement with Tremont ("Tremont ISA"). Under the terms of the contract, the Company provides certain management and financial services to Tremont on a fee basis. Intercorporate services fee income related to the Tremont ISA was $.1 million in each of 2001, 2000 and 1999.

        The Company is party to an intercorporate services agreement ("TIMET ISA") with Titanium Metals Corporation ("TIMET"), approximately 39% of the outstanding common stock of which is currently held by Tremont at December 31, 2001. Under the terms of the contract, the Company provides certain management and financial services to TIMET on a fee basis. Intercorporate services fee income related to the TIMET ISA was $.2 million in 2001, $.4 million in 2000 and $.3 million in 1999.

        The Company was party in 2000 and 1999 to an intercorporate services agreement ("CompX ISA") with CompX International, Inc. ("CompX"), a subsidiary of Valhi, Under the terms of the contract, the Company provides certain management and administrative services to CompX on a fee basis. Intercorporate services fee income related to the CompX ISA was $.2 million in 2000 and $.1 million in 1999.

        Purchases of TiO2 from LPC were $93.4 million in 2001, $92.5 million in 2000 and $85.3 million in 1999.

        The Company and Tall Pines Insurance Company ("Tall Pines") (formerly NL Insurance, Ltd. of Vermont), a wholly owned subsidiary of Tremont, are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by Tall Pines that (i) arise out of claims against other entities for which the Company is contractually responsible and (ii) are subject to payment by Tall Pines under certain reinsurance contracts. Also, Tall Pines will credit the Company with respect to certain underwriting profits or credit recoveries that Tall Pines receives from independent reinsurers that relate to retained liabilities. At December 31, 2001, the Company has $1.7 million of restricted cash that collateralizes certain of Tall Pines' outstanding letters of credit.

        Tall Pines, Valmont Insurance Company ("Valmont")and EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI") provide for or broker certain of the Company's, its joint venture's and its affiliates' insurance policies. Valmont is a wholly owned insurance company of Valhi. An entity controlled by one of Harold C. Simmons' daughters and Contran owned all of the outstanding common stock of EWI at December 31, 2001. On January 7, 2002, the Company purchased EWI for $9 million. See Note 23. Through December 31, 2000, Harold C. Simmons' son-in-law managed the operations of EWI. Subsequent to December 31, 2000, this son-in-law provides advisory services to EWI as requested by EWI. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The Company and its joint venture paid approximately $10.1 million, $5.7 million and $3.7 million in 2001, 2000 and 1999, respectively, for policies provided or brokered by Tall Pines, Valmont and EWI. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2002.

        During 2000 the Company purchased 414,000 shares of its common stock from officers and directors of the Company for an aggregate of $9.4 million. Such purchases were at market prices on the respective dates of purchase.

        From time to time, the Company loans funds to related parties.  See Note
7. These loans permit the Company to earn a higher rate of return on cash not needed at the time for use in its operations than it could otherwise earn. While such loans are of a lesser credit quality than cash equivalent instruments otherwise available to the Company, the Company believes that it has evaluated the credit risks involved, and that those risks are reasonable and reflected in the terms of the loans.

        Amounts receivable from and payable to affiliates are summarized in the following table.

                                                                December 31,
                                                           ---------------------
                                                             2001          2000
                                                           -------       -------
                                                              (In thousands)
Current receivable from affiliates:

    Tremont ........................................       $ 1,000       $  --
    Valhi - income taxes ...........................         2,194          --
    TIMET ..........................................           459             1
    CompX ..........................................            45            82
    Other ..........................................          --             131
                                                           -------       -------

                                                           $ 3,698       $   214
                                                           =======       =======
Current payable to affiliates:
    Tremont ........................................       $   544       $ 1,923
    LPC ............................................         6,362         8,711
    Other ..........................................            13          --
                                                           -------       -------

                                                           $ 6,919       $10,634
                                                           =======       =======

Noncurrent receivable from affiliates:
    Family Trust ...................................       $20,000       $  --
    Tremont ........................................        11,650          --
                                                           -------       -------

                                                           $31,650       $  --
                                                           =======       =======

        Amounts  payable to LPC are generally for the purchase of TiO2 (see Note
8), and amounts payable to Tremont principally relate to the Company's Insurance Sharing Agreement described above.

Note 20 - Commitments and contingencies:

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

        Net rent expense  aggregated $9 million in each of 2001,  2000 and 1999.
At  December  31,  2001,   minimum  rental   commitments   under  the  terms  of
noncancellable operating leases were as follows:

                                                            Real Estate  Equipment
                                                            -----------  ---------
                                                                (In thousands)
Years ending December 31,


          2002 ............................................   $ 1,855    $ 2,190
          2003 ............................................     1,636      1,235
          2004 ............................................     1,440        903
          2005 ............................................     1,062        439
          2006 ............................................     1,026        245
          2007 and thereafter .............................    19,437        700
                                                              -------    -------

                                                              $26,456    $ 5,712
                                                              =======    =======

Capital expenditures

        At December 31, 2001, the estimated cost to complete capital projects in
process  approximated  $11  million,   including  $4  million  to  complete  the
reconstruction of the Leverkusen Sulfate Plant.

Purchase commitments

        The Company has long-term supply contracts that provide for the Company's chloride feedstock requirements through 2006. The agreements require the Company purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $159 million.

Legal proceedings

        Lead pigment litigation. Since 1987 the Company, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities, school districts and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including public and private nuisance, negligent product design, failure to warn, strict liability, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

        Environmental matters and litigation. Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

        At December 31, 2001, the Company had accrued $107 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $160 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the settlements in 2001 and 2000 discussed in Note 16.

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

        The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity. See Item 3. "Legal Proceedings."

Concentrations of credit risk

        Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 25% of net sales in each of the last three years. Approximately one-half of the Company's TiO2 sales by volume were to Europe in each of the past three years and approximately 38% in 2001 and 37% in both 2000 and 1999 of sales were attributable to North America.

        Consolidated cash, cash equivalents, current and noncurrent restricted cash equivalents includes $121 million and $159 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 2001 and 2000, respectively, of which $62 million and $67 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

Note 21 - Financial instruments:

        Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                        December 31,          December 31,
                                                            2001                  2000
                                                    -------------------   ---------------------
                                                    Carrying      Fair    Carrying      Fair
                                                     Amount      Value     Amount       Value
                                                    --------   --------   --------   ----------
                                                                  (In millions)
Cash, cash equivalents, current and noncurrent
  restricted cash equivalents and current and
  noncurrent marketable debt securities .........   $  199.0   $  199.0   $  207.6   $    207.6
Marketable equity securities - classified as
  available-for-sale ............................       45.2       45.2       47.2         47.2

Notes payable and long-term debt:
    Fixed rate with market quotes - 11.75% Senior
      Secured Notes .............................   $  194.0   $  194.9   $  194.0   $    195.9
    Variable rate debt ..........................       48.7       48.7       72.1         72.1

Common shareholders' equity .....................   $  386.9   $  748.8   $  344.5   $  1,213.8


        Fair value of the Company's marketable equity securities, marketable debt securities and Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity is based upon quoted market prices for NL's common stock at the end of the year. The Company held no derivative financial instruments at December 31, 2001 or 2000.

Note 22 - Quarterly financial data (unaudited):

                                                                Quarter ended
                                                -----------------------------------------
                                                March 31   June 30    Sept. 30    Dec. 31
                                                --------   --------   --------   --------
                                                 (In thousands, except per share amounts)
Year ended December 31, 2001:

    Net sales ...............................   $226,060   $220,105   $206,952   $181,982
    Cost of sales ...........................    149,902    151,320    145,945    130,893
    Operating income ........................     51,916     45,170     36,222     35,879(a)
    Net income ..............................     34,559     25,424     20,538     40,886(a)

    Earnings per share - net income:
        Basic ...............................   $    .69   $    .51   $    .41   $    .83(a)
                                                ========   ========   ========   ========
        Diluted .............................   $    .69   $    .51   $    .41   $    .83(a)
                                                ========   ========   ========   ========

    Weighted average common shares and
      potential common shares outstanding:
        Basic ...............................     50,079     49,932     49,621     49,304
        Diluted .............................     50,349     50,027     49,705     49,339

Year ended December 31, 2000:

    Net sales ...............................   $231,009   $251,126   $242,309   $197,875
    Cost of sales ...........................    159,265    164,033    159,021    128,130
    Operating income ........................     46,235     62,743     57,511     45,994
    Income from continuing operations .......     23,708     63,438     30,169     38,026(b)
    Net income ..............................     23,708     63,438     30,169     37,294(b)

    Earnings per share:
        Basic:
            Income from continuing operations   $    .47   $   1.26   $    .60   $    .76(b)
                                                ========   ========   ========   ========
            Net income ......................   $    .47   $   1.26   $    .60   $    .75(b)
                                                ========   ========   ========   ========
        Diluted:
            Income from continuing operations   $    .46   $   1.25   $    .60   $    .75(b)
                                                ========   ========   ========   ========
            Net income ......................   $    .46   $   1.25   $    .60   $    .74(b)
                                                ========   ========   ========   ========

    Weighted average common shares and
      potential common shares outstanding:
        Basic ...............................     50,920     50,499     50,203     50,045
        Diluted .............................     51,154     50,850     50,606     50,385



        The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

(a) Operating income in the fourth quarter of 2001 included $16.6 million of pretax insurance recoveries for business interruption related to prior quarters due to the Leverkusen fire. Net income in the fourth quarter of 2001 also included $11.6 million net of pretax insurance recoveries for property damage related to the Leverkusen fire and a $17.6 million net income tax benefit related to a restructuring of the Company's German subsidiaries.

(b) Income from continuing operations in the fourth quarter of 2000 included a $26.5 million pretax net litigation settlement gain (see Note 16) and a $3.1 million noncash securities loss (see Note 6). Net income in the fourth quarter of 2000 also included a $.7 million extraordinary item for early extinguishment of debt, net of tax.

Note 23 - Subsequent events:

        Through January 7, 2002, an entity controlled by one of Harold C. Simmons' daughters (the wife of the son-in-law who provides services to EWI) owned a majority of EWI, and Contran owned the remainder of EWI. On January 7, 2002, the Company purchased EWI from its previous owners for an aggregate cash purchase price of approximately $9 million, and EWI became a wholly owned subsidiary of the Company. The purchase was approved by a special committee of the Company's Board of Directors consisting of two of its independent directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

        On February 6, 2002, the Company gave notice to the trustee of its intention to redeem $25 million principal amount of its 11.75% Senior Secured Notes due 2003 on March 22, 2002, at the current call price of 100%.

Note 24 - Condensed consolidating financial information:

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

        Investments in subsidiaries are accounted for by NL under the equity method, wherein the parent company's share of earnings is included in net income. The elimination entries eliminate (i) the parent's investment in subsidiaries and the equity in earnings of subsidiaries, (ii) intercompany payables and receivables and (iii) other transactions between subsidiaries.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                December 31, 2001
                                 (In thousands)

                                                                           Combined
                                             NL Industries                Non-guarantor
                                                  Inc.      Kronos, Inc.  Subsidiaries  Eliminations  Consolidated
                                             -------------  ------------  ------------  ------------  ------------
                     ASSETS

Current assets:
    Cash and cash equivalents ............   $    10,413   $    54,717   $    50,907    $      --      $   116,037
    Restricted cash equivalents ..........        63,257          --            --             --           63,257
    Restricted marketable debt securities          3,583          --            --             --            3,583
    Accounts and notes receivable ........         1,621       123,870           230           --          125,721
    Receivable from affiliates ...........         8,106            47         1,514         (5,969)         3,698
    Refundable income taxes ..............          --           1,528             2           --            1,530
    Inventories ..........................          --         231,056          --             --          231,056
    Prepaid expenses .....................           551         2,642          --             --            3,193
    Deferred income taxes ................         6,371         4,640          --             --           11,011
                                             -----------   -----------   -----------    -----------    -----------

        Total current assets .............        93,902       418,500        52,653         (5,969)       559,086
                                             -----------   -----------   -----------    -----------    -----------

Other assets:
    Investment in subsidiaries ...........     1,072,551          --             288     (1,072,839)          --
    Marketable equity securities .........           216          --          45,011           --           45,227
    Receivable from affiliates ...........       194,000       655,918        31,650       (849,918)        31,650
    Investment in TiO2 manufacturing joint
      venture ............................          --         138,428          --             --          138,428
    Prepaid pension cost .................         2,368        16,043          --             --           18,411
    Restricted marketable debt securities         16,121          --            --             --           16,121
    Other ................................         1,318        11,100          --             --           12,418
                                             -----------   -----------   -----------    -----------    -----------

        Total other assets ...............     1,286,574       821,489        76,949     (1,922,757)       262,255
                                             -----------   -----------   -----------    -----------    -----------

Property and equipment, net ..............         3,725       326,025          --             --          329,750
                                             -----------   -----------   -----------    -----------    -----------

                                             $ 1,384,201   $ 1,566,014   $   129,602    $(1,928,726)   $ 1,151,091
                                             ===========   ===========   ===========    ===========    ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                December 31, 2001
                                 (In thousands)

                                                                             Combined
                                               NL Industries                Non-guarantor
                                                    Inc.      Kronos, Inc.  Subsidiaries  Eliminations  Consolidated
                                               -------------  ------------  ------------  ------------  ------------

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................   $     --     $   46,201   $      --      $      --      $   46,201
    Current maturities of long-term debt ...         --          1,033          --             --           1,033
    Accounts payable and accrued liabilities       23,544      152,633            46           --         176,223
    Payable to affiliates ..................        1,083       11,365           440         (5,969)        6,919
    Accrued environmental costs ............       10,529         --          49,362           --          59,891
    Income taxes ...........................           96        7,181          --             --           7,277
    Deferred income taxes ..................         --          1,530          --             --           1,530
                                               ----------   ----------   -----------    -----------    ----------

        Total current liabilities ..........       35,252      219,943        49,848         (5,969)      299,074
                                               ----------   ----------   -----------    -----------    ----------

Noncurrent liabilities:
    Long-term debt .........................      194,000        1,465          --             --         195,465
    Notes payable to affiliate .............      655,918      194,000          --         (849,918)         --
    Deferred income taxes ..................       78,708       64,163           385           --         143,256
    Accrued environmental costs ............        7,489        6,732        33,368           --          47,589
    Accrued pension cost ...................        1,427       25,558          --             --          26,985
    Accrued postretirement benefits cost ...       16,806       13,036          --             --          29,842
    Other ..................................        7,658        7,071          --             --          14,729
                                               ----------   ----------   -----------    -----------    ----------

        Total noncurrent liabilities .......      962,006      312,025        33,753       (849,918)      457,866
                                               ----------   ----------   -----------    -----------    ----------

Minority interest ..........................         --            284         6,924           --           7,208
                                               ----------   ----------   -----------    -----------    ----------

Shareholders' equity .......................      386,943    1,033,762        39,077     (1,072,839)      386,943
                                               ----------   ----------   -----------    -----------    ----------

                                               $1,384,201   $1,566,014   $   129,602    $(1,928,726)   $1,151,091
                                               ==========   ==========   ===========    ===========    ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                 (In thousands)

                                                                             Combined
                                                NL Industries                Non-guarantor
                                                     Inc.      Kronos, Inc.  Subsidiaries  Eliminations  Consolidated
                                                -------------  ------------  ------------  ------------  ------------
                     ASSETS

Current assets:
    Cash and cash equivalents ............   $    3,632   $   52,979   $    63,767    $      --      $  120,378
    Restricted cash equivalents ..........       69,242         --            --             --          69,242
    Accounts and notes receivable ........          172      131,295            73           --         131,540
    Receivable from affiliates ...........        6,189         --             216         (6,191)          214
    Refundable income taxes ..............       10,512        1,790          --             --          12,302
    Inventories ..........................         --        205,973          --             --         205,973
    Prepaid expenses .....................          347        2,111          --             --           2,458
    Deferred income taxes ................        6,394        5,279          --             --          11,673
                                             ----------   ----------   -----------    -----------    ----------

        Total current assets .............       96,488      399,427        64,056         (6,191)      553,780
                                             ----------   ----------   -----------    -----------    ----------

Other assets:
    Investment in subsidiaries ...........      687,300         --             285       (687,585)         --
    Marketable equity securities .........          452         --          46,734           --          47,186
    Receivable from affiliates ...........      194,000      301,695        23,000       (518,695)         --
    Investment in TiO2 manufacturing joint
      venture ............................         --        150,002          --             --         150,002
    Prepaid pension cost .................        1,772       21,017          --             --          22,789
    Restricted cash equivalents ..........       17,942         --            --             --          17,942
    Other ................................        1,739        2,968          --             --           4,707
                                             ----------   ----------   -----------    -----------    ----------

        Total other assets ...............      903,205      475,682        70,019     (1,206,280)      242,626
                                             ----------   ----------   -----------    -----------    ----------

Property and equipment, net ..............        4,425      319,957          --             --         324,382
                                             ----------   ----------   -----------    -----------    ----------

                                             $1,004,118   $1,195,066   $   134,075    $(1,212,471)   $1,120,788
                                             ==========   ==========   ===========    ===========    ==========

                                      F-49

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                December 31, 2000
                                 (In thousands)



                                                                           Combined
                                              NL Industries                Non-guarantor
                                                   Inc.      Kronos, Inc.  Subsidiaries  Eliminations  Consolidated
                                              -------------  ------------  ------------  ------------  ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................   $     --     $   69,970   $      --      $      --      $   69,970
    Current maturities of long-term debt ...         --            730          --             --             730
    Accounts payable and accrued liabilities       24,098      123,555           224           --         147,877
    Payable to affiliates ..................        2,140       14,073           612         (6,191)       10,634
    Accrued environmental costs ............        5,046         --          48,261           --          53,307
    Income taxes ...........................         --         13,604            12           --          13,616
    Deferred income taxes ..................         --          1,822          --             --           1,822
                                               ----------   ----------   -----------    -----------    ----------

        Total current liabilities ..........       31,284      223,754        49,109         (6,191)      297,956
                                               ----------   ----------   -----------    -----------    ----------

Noncurrent liabilities:
    Long-term debt .........................      194,000        1,363          --             --         195,363
    Notes payable to affiliate .............      324,695      194,000          --         (518,695)         --
    Deferred income taxes ..................       70,985       73,699           989           --         145,673
    Accrued environmental costs ............        6,729        8,699        41,705           --          57,133
    Accrued pension cost ...................        1,438       19,782          --             --          21,220
    Accrued postretirement benefits cost ...       15,039       14,365          --             --          29,404
    Other ..................................       15,460        7,812          --             --          23,272
                                               ----------   ----------   -----------    -----------    ----------

        Total noncurrent liabilities .......      628,346      319,720        42,694       (518,695)      472,065
                                               ----------   ----------   -----------    -----------    ----------

Minority interest ..........................         --            299         5,980           --           6,279
                                               ----------   ----------   -----------    -----------    ----------

Shareholders' equity .......................      344,488      651,293        36,292       (687,585)      344,488
                                               ----------   ----------   -----------    -----------    ----------

                                               $1,004,118   $1,195,066   $   134,075    $(1,212,471)   $1,120,788
                                               ==========   ==========   ===========    ===========    ==========

                                      F-50

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                          Year ended December 31, 2001
                                 (In thousands)

                                                                            Combined
                                               NL Industries                Non-guarantor
                                                    Inc.      Kronos, Inc.  Subsidiaries  Eliminations  Consolidated
                                               -------------  ------------  ------------  ------------  ------------

Revenues and other income:
    Net sales .................................    $   --      $835,099    $    --       $    --       $835,099
    Interest and dividends ....................      27,323      36,060        5,803       (57,968)      11,218
    Equity in income of subsidiaries ..........     154,410        --           --        (154,410)        --
    Litigation settlement gains, net ..........      11,730        --           --            --         11,730
    Insurance recoveries, net .................        --        17,468         --            --         17,468
    Other income (expense), net ...............       3,464       8,483          (11)          (18)      11,918
                                                   --------    --------    ---------     ---------     --------

                                                    196,927     897,110        5,792      (212,396)     887,433
                                                   --------    --------    ---------     ---------     --------
Costs and expenses:
    Cost of sales .............................        --       578,060         --            --        578,060
    Selling, general and administrative .......      13,831     109,535        1,146          --        124,512
    Interest ..................................      58,263      27,274         --         (57,968)      27,569
                                                   --------    --------    ---------     ---------     --------

                                                     72,094     714,869        1,146       (57,968)     730,141
                                                   --------    --------    ---------     ---------     --------

        Income before income taxes and minority
          interest ............................     124,833     182,241        4,646      (154,428)     157,292

Income tax expense ............................       3,426      31,483           16          --         34,925
                                                   --------    --------    ---------     ---------     --------

        Income before minority interest .......     121,407     150,758        4,630      (154,428)     122,367

Minority interest .............................        --            16          944          --            960
                                                   --------    --------    ---------     ---------     --------

        Net income ............................    $121,407    $150,742    $   3,686     $(154,428)    $121,407
                                                   ========    ========    =========     =========     ========

                                      F-51

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                          Year ended December 31, 2000
                                 (In thousands)


                                                                    Combined     Combined
                                                    NL Industries   Guarantor    Non-guarantor
                                                         Inc.      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                    -------------  ------------  -------------  ------------  ------------
Revenues and other income:
    Net sales ....................................    $    --       $ 922,319     $    --       $      --       $   922,319
    Interest and dividends .......................       31,598        25,587         5,937         (52,443)         10,679
    Equity in income of subsidiaries .............      173,620          --            --          (173,620)           --
    Litigation settlement gains, net .............       69,465          --            --              --            69,465
    Other income, net ............................       12,595         5,834          --            (5,825)         12,604
                                                      ---------     ---------     ---------     -----------     -----------

                                                        287,278       953,740         5,937        (231,888)      1,015,067
                                                      ---------     ---------     ---------     -----------     -----------
Costs and expenses:
    Cost of sales ................................         --         610,449          --              --           610,449
    Selling, general and administrative ..........       25,381       112,429          (632)           --           137,178
    Interest .....................................       52,701        30,985          --           (52,443)         31,243
                                                      ---------     ---------     ---------     -----------     -----------

                                                         78,082       753,863          (632)        (52,443)        778,870
                                                      ---------     ---------     ---------     -----------     -----------

        Income before income taxes, minority
          interest and extraordinary item ........      209,196       199,877         6,569        (179,445)        236,197

Income tax expense ...............................       53,855        22,850            12           1,703          78,420
                                                      ---------     ---------     ---------     -----------     -----------

        Income before minority interest and
          extraordinary item .....................      155,341       177,027         6,557        (181,148)        157,777

Minority interest ................................         --              47         2,389            --             2,436
                                                      ---------     ---------     ---------     -----------     -----------

        Income before extraordinary item .........      155,341       176,980         4,168        (181,148)        155,341

Extraordinary item - early extinguishment of debt,
  net of tax benefit of $394 .....................         (732)         --            --              --              (732)
                                                      ---------     ---------     ---------     -----------     -----------

        Net income ...............................    $ 154,609     $ 176,980     $   4,168     $  (181,148)    $   154,609
                                                      =========     =========     =========     ===========     ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                          Year ended December 31, 1999
                                 (In thousands)

                                                          Combined       Combined
                                          NL Industries   Guarantor      Non-guarantor
                                               Inc.      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                          -------------  ------------    -------------  ------------    ------------

Revenues and other income:
    Net sales .........................      $   --        $908,387      $    --         $    --         $908,387
    Interest and dividends ............        30,843        24,425          6,823         (53,129)         8,962
    Equity in income of subsidiaries ..       154,625          --             --          (154,625)          --
    Other income, net .................         4,565        10,119           --              --           14,684
                                             --------      --------      ---------       ---------       --------

                                              190,033       942,931          6,823        (207,754)       932,033
                                             --------      --------      ---------       ---------       --------

Costs and expenses:
    Cost of sales .....................          --         662,315           --              --          662,315
    Selling, general and administrative        16,037       116,138          2,167            --          134,342
    Interest ..........................        49,872        40,141           --           (53,129)        36,884
                                             --------      --------      ---------       ---------       --------

                                               65,909       818,594          2,167         (53,129)       833,541
                                             --------      --------      ---------       ---------       --------

        Income before income taxes
          and minority interest .......       124,124       124,337          4,656        (154,625)        98,492

Income tax benefit ....................        35,647        26,955          1,999            --           64,601
                                             --------      --------      ---------       ---------       --------

        Income before minority interest       159,771       151,292          6,655        (154,625)       163,093

Minority interest .....................          --              48          3,274            --            3,322
                                             --------      --------      ---------       ---------       --------

        Net income ....................      $159,771      $151,244      $   3,381       $(154,625)      $159,771
                                             ========      ========      =========       =========       ========

                                      F-53

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                          Year ended December 31, 2001
                                 (In thousands)

                                                                                 Combined
                                                   NL Industries                 Non-guarantor
                                                        Inc.       Kronos, Inc.  Subsidiaries   Eliminations  Consolidated
                                                   -------------   ------------  ------------   ------------  ------------


Net cash provided (used) by operating activities     $ (3,905)     $ 157,306      $ (3,169)     $(20,499)     $ 129,733
                                                     --------      ---------      --------      --------      ---------

Cash flows from investing activities:
    Capital expenditures .......................          (13)       (53,656)         --            --          (53,669)
    Property damaged by fire:
        Insurance proceeds .....................         --           23,361          --            --           23,361
        Other, net .............................         --           (3,205)         --            --           (3,205)
    Change in restricted cash equivalents and
      restricted marketable debt securities, net       18,539           --            --         (10,030)         8,509
    Loans to affiliates, net ...................         --          (69,678)       (9,650)       46,678        (32,650)
    Other, net .................................           24            399            (8)            8            423
                                                     --------      ---------      --------      --------      ---------
        Net cash provided (used) by investing
          activities ...........................       18,550       (102,779)       (9,658)       36,656        (57,231)
                                                     --------      ---------      --------      --------      ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings .............................         --            1,437          --            --            1,437
        Principal payments .....................         --          (22,428)         --            --          (22,428)
    Treasury stock purchased, net ..............      (14,784)          --            --            --          (14,784)
    Dividends, net .............................      (39,758)       (30,500)          (29)       30,529        (39,758)
    Loans from affiliates ......................       46,678           --            --         (46,678)          --
    Other, net .................................         --                3          --              (8)            (5)
                                                     --------      ---------      --------      --------      ---------

        Net cash used by financing activities ..       (7,864)       (51,488)          (29)      (16,157)       (75,538)
                                                     --------      ---------      --------      --------      ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing
          activities ...........................        6,781          3,039       (12,856)         --           (3,036)
        Currency translation ...................         --           (1,301)           (4)         --           (1,305)
                                                     --------      ---------      --------      --------      ---------
                                                        6,781          1,738       (12,860)         --           (4,341)
    Balance at beginning of year ...............        3,632         52,979        63,767          --          120,378
                                                     --------      ---------      --------      --------      ---------

    Balance at end of year .....................     $ 10,413      $  54,717      $ 50,907      $   --        $ 116,037
                                                     ========      =========      ========      ========      =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                          Year ended December 31, 2000
                                 (In thousands)

                                                                   Combined      Combined
                                                  NL Industries    Guarantor     Non-guarantor
                                                       Inc.       Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                  -------------   ------------   -------------  ------------  ------------

Net cash provided by operating activities ......     $ 12,318      $ 177,642      $  4,795      $(55,000)     $ 139,755
                                                     --------      ---------      --------      --------      ---------

Cash flows from investing activities:
    Capital expenditures .......................          (23)       (31,066)         --            --          (31,089)
    Purchase of Tremont Corporation common stock      (26,040)          --            --            --          (26,040)
    Change in restricted cash equivalents ......        4,480           --          (3,850)         --              630
    Loans to affiliates ........................       50,000       (115,856)       55,000        10,856           --
    Other, net .................................          107             77          --              80            264
                                                     --------      ---------      --------      --------      ---------
        Net cash provided (used) by investing
          activities ..........................        28,524       (146,845)       51,150        10,936        (56,235)
                                                     --------      ---------      --------      --------      ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings .............................         --           44,923          --            --           44,923
        Principal payments .....................      (50,000)       (29,162)         --            --          (79,162)
    Treasury stock:
        Purchased ..............................      (30,886)          --            --            --          (30,886)
        Reissued ...............................        2,091           --            --            --            2,091
    Dividends, net .............................      (32,686)       (55,000)         --          55,000        (32,686)
    Loans from affiliates ......................       60,856        (50,000)         --         (10,856)          --
    Other, net .................................         --               (6)           80           (80)            (6)
                                                     --------      ---------      --------      --------      ---------
        Net cash provided (used) by financing
          activities ...........................      (50,625)       (89,245)           80        44,064        (95,726)
                                                     --------      ---------      --------      --------      ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing
          activities ...........................       (9,783)       (58,448)       56,025          --          (12,206)
        Currency translation ...................         --           (1,635)           (5)         --           (1,640)
                                                     --------      ---------      --------      --------      ---------
                                                       (9,783)       (60,083)       56,020          --          (13,846)
    Balance at beginning of year ...............       13,415        113,062         7,747          --          134,224
                                                     --------      ---------      --------      --------      ---------

    Balance at end of year .....................     $  3,632      $  52,979      $ 63,767      $    --       $ 120,378
                                                     ========      =========      ========      ========      =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                          Year ended December 31, 1999
                                 (In thousands)


                                                                   Combined      Combined
                                                  NL Industries    Guarantor     Non-guarantor
                                                       Inc.       Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                  -------------   ------------   -------------  ------------  ------------

Net cash provided (used) by operating activities     $ 28,742      $ 134,937      $(5,371)     $(50,000)     $ 108,308
                                                     --------      ---------      -------      --------      ---------

Cash flows from investing activities:
    Capital expenditures .......................       (2,856)       (32,703)        --            --          (35,559)
    Change in restricted cash equivalents ......      (12,065)          --          6,889          --           (5,176)
    Other, net .................................          (17)         2,334         --              27          2,344
                                                     --------      ---------      -------      --------      ---------

        Net cash provided (used) by investing
          activities ...........................      (14,938)       (30,369)       6,889            27        (38,391)
                                                     --------      ---------      -------      --------      ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings .............................         --           82,038         --            --           82,038
        Principal payments .....................         --         (155,787)        --            --         (155,787)
    Treasury stock purchased ...................       (7,000)          --           --            --           (7,000)
    Dividends, net .............................       (7,242)       (50,030)          30        50,000         (7,242)
    Other, net .................................         --               (6)          27           (27)            (6)
                                                     --------      ---------      -------      --------      ---------

        Net cash provided (used) by financing
          activities ...........................      (14,242)      (123,785)          57        49,973        (87,997)
                                                     --------      ---------      -------      --------      ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing
          activities ...........................         (438)       (19,217)       1,575          --          (18,080)
        Currency translation ...................         --           (2,649)        --            --           (2,649)
                                                     --------      ---------      -------      --------      ---------
                                                         (438)       (21,866)       1,575          --          (20,729)
    Balance at beginning of year ...............       13,853        134,928        6,172          --          154,953
                                                     --------      ---------      -------      --------      ---------

    Balance at end of year .....................     $ 13,415      $ 113,062      $ 7,747      $   --        $ 134,224
                                                     ========      =========      =======      ========      =========

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of NL Industries, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated March 1, 2002 appearing on page F-2 in the 2001 Annual Report to Shareholders on Form 10-K of NL Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a) and (d) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                      PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2002

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
            --------------------------------------------------------
                            Condensed Balance Sheets
                           December 31, 2001 and 2000
                                 (In thousands)

                                                            2001         2000
                                                         ----------   ----------
                            ASSETS
Current assets:
    Cash and cash equivalents ........................   $   10,413   $    3,632
    Restricted cash equivalents ......................       63,257       69,242
    Restricted marketable debt securities ............        3,583         --
    Accounts and notes receivable ....................        1,621          172
    Receivable from subsidiaries .....................        8,106        6,189
    Refundable income taxes ..........................         --         10,512
    Prepaid expenses .................................          551          347
    Deferred income taxes ............................        6,371        6,394
                                                         ----------   ----------

        Total current assets .........................       93,902       96,488
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................          216          452
    Notes receivable from subsidiary .................      194,000      194,000
    Investment in subsidiaries .......................    1,072,551      687,300
    Restricted marketable debt securities ............       16,121       17,942
    Prepaid pension cost .............................        2,368        1,772
    Other ............................................        1,318        1,739
                                                         ----------   ----------

        Total other assets ...........................    1,286,574      903,205
                                                         ----------   ----------

Property and equipment, net ..........................        3,725        4,425
                                                         ----------   ----------

                                                         $1,384,201   $1,004,118
                                                         ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities .........   $   23,544   $   24,098
    Payable to affiliates ............................        1,083        2,140
    Accrued environmental costs ......................       10,529        5,046
    Income taxes .....................................           96         --
                                                         ----------   ----------

        Total current liabilities ....................       35,252       31,284
                                                         ----------   ----------

Noncurrent liabilities:
    Long-term debt ...................................      194,000      194,000
    Notes payable to affiliates ......................      655,918      324,695
    Deferred income taxes ............................       78,708       70,985
    Accrued environmental costs ......................        7,489        6,729
    Accrued pension cost .............................        1,427        1,438
    Accrued postretirement benefits cost .............       16,806       15,039
    Other ............................................        7,658       15,460
                                                         ----------   ----------

        Total noncurrent liabilities .................      962,006      628,346
                                                         ----------   ----------

Shareholders' equity .................................      386,943      344,488
                                                         ----------   ----------

                                                         $1,384,201   $1,004,118
                                                         ==========   ==========

Contingencies (Note 4)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

      --------------------------------------------------------------------

                         Condensed Statements of Income

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)


                                                         2001         2000         1999
                                                       ---------    ---------    ---------

Revenues and other income:
    Equity in income from continuing operations of
      subsidiaries .................................   $ 154,410    $ 173,620    $ 154,625
    Interest and dividends .........................       4,354        2,961        1,184
    Interest income from subsidiaries ..............      22,969       28,637       29,659
    Securities transactions, net ...................      (1,133)       8,356         --
    Litigation settlement gains, net ...............      11,730       69,465         --
    Other income, net ..............................       4,597        4,239        4,565
                                                       ---------    ---------    ---------

                                                         196,927      287,278      190,033
                                                       ---------    ---------    ---------
Costs and expenses:
    General and administrative .....................      13,831       25,381       16,037
    Interest .......................................      58,263       52,701       49,872
                                                       ---------    ---------    ---------

                                                          72,094       78,082       65,909
                                                       ---------    ---------    ---------

        Income before income taxes and extraordinary
          item .....................................     124,833      209,196      124,124

Income tax expense (benefit) .......................       3,426       53,855      (35,647)
                                                       ---------    ---------    ---------

        Income before extraordinary item ...........     121,407      155,341      159,771

Extraordinary item .................................        --           (732)        --
                                                       ---------    ---------    ---------

        Net income .................................   $ 121,407    $ 154,609    $ 159,771
                                                       =========    =========    =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

      --------------------------------------------------------------------

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)


                                                        2001         2000         1999
                                                     ---------    ---------    ---------

Cash flows from operating activities:
    Net income ...................................   $ 121,407    $ 154,609    $ 159,771
    Equity in income of subsidiaries .............    (154,410)    (173,620)    (154,625)
    Distributions from subsidiaries ..............      30,500       55,000       50,000
    Noncash interest income, net .................      (3,113)        (932)        (390)
    Deferred income taxes ........................       7,498       71,837      (18,071)
    Securities gains, net ........................       1,133       (8,356)        --
    Litigation settlement gains, net .............     (10,307)     (69,465)        --
    Other, net ...................................       1,824       (4,399)      (3,164)
                                                     ---------    ---------    ---------

                                                        (5,468)      24,674       33,521

    Change in assets and liabilities, net ........       1,563      (12,356)      (4,779)
                                                     ---------    ---------    ---------

        Net cash provided (used) by operating
          activities .............................      (3,905)      12,318       28,742
                                                     ---------    ---------    ---------

Cash flows from investing activities:
    Change in restricted cash equivalents and
      restricted marketable debt securities, net .      18,539        4,480      (12,065)
    Capital expenditures .........................         (13)         (23)      (2,856)
    Purchase of Tremont Corporation common stock .        --        (26,040)        --
    Loans to affiliates ..........................        --         50,000         --
    Investments in subsidiaries ..................        --            (80)         (27)
    Proceeds from disposition of marketable equity
      securities .................................           4          158         --
    Other, net ...................................          20           29           10
                                                     ---------    ---------    ---------

        Net cash provided (used) by investing
          activities .............................      18,550       28,524      (14,938)
                                                     ---------    ---------    ---------

                                      S-4

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

      --------------------------------------------------------------------

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 2001, 2000 and 1999

                                 (In thousands)


                                                           2001        2000        1999
                                                         --------    --------    --------

Cash flows from financing activities:
    Dividends ........................................   $(39,758)   $(32,686)   $ (7,242)
    Treasury stock:
        Purchased ....................................    (15,502)    (30,886)     (7,210)
        Reissued .....................................        718       2,091         210
    Indebtedness - principal payments ................       --       (50,000)       --
    Loans from affiliates ............................     46,678      60,856        --
                                                         --------    --------    --------

        Net cash used by financing activities ........     (7,864)    (50,625)    (14,242)
                                                         --------    --------    --------

    Net change from operating, investing and financing
      activities .....................................      6,781      (9,783)       (438)
    Balance at beginning of year .....................      3,632      13,415      13,853
                                                         --------    --------    --------

    Balance at end of year ...........................   $ 10,413    $  3,632    $ 13,415
                                                         ========    ========    ========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     ----------------------------------------------------------------------

                    Notes to Condensed Financial Information


Note 1 - Basis of presentation:

        The Consolidated Financial Statements of NL Industries, Inc. (the "Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                            December 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ---------        ---------
                                                           (In thousands)

Current:
    Receivable from:
        Kronos:
            Income taxes .....................       $      64        $   1,260
            Other, net .......................           4,943            4,103
        Valhi - income taxes .................           2,194             --
        TIMET ................................             459                1
        CompX ................................              45               82
        Other ................................             401              743
                                                     ---------        ---------

                                                     $   8,106        $   6,189
                                                     =========        =========

    Payable to:

        Tremont ..............................       $    (553)       $  (1,925)
        EMS ..................................             (74)            (146)
        Other ................................            (456)             (69)
                                                     ---------        ---------

                                                     $  (1,083)       $  (2,140)
                                                     =========        =========

Noncurrent:
    Notes receivable from Kronos .............       $ 194,000        $ 194,000
                                                     =========        =========

    Notes payable to:
        Kronos ...............................       $(655,918)       $(301,695)
        EMS ..................................            --            (23,000)
                                                     ---------        ---------

                                                     $(655,918)       $(324,695)
                                                     =========        =========

Note 3 - Long-term debt:

        See Note 11 of the Consolidated Financial Statements for a description of the Notes. The Company's $194 million of 11.75% Senior Secured Notes at December 31, 2001 are due October 2003. The Company has guaranteed Kronos' non-U.S. dollar-denominated notes payable of $46 million.

Note 4 - Contingencies:

See Legal proceedings in Note 20 to the Consolidated Financial Statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                 Charges
                                                  Balance at     (credits)                    Currency
                                                  beginning     to costs and                 translation     Balance at
                    Description                    of year        expenses    Deductions     adjustments    end of year
                    -----------                   ----------    ------------  ----------     -----------    -----------

Year ended December 31, 2001:
    Allowance for doubtful accounts and notes
      receivable ............................      $ 2,222      $  485      $   (245)(a)      $  (104)      $ 2,358
                                                   =======      ======      ========          =======       =======


    Amortization of intangibles .............      $  --        $ --        $   --            $  --         $  --
                                                   =======      ======      ========          =======       =======

Year ended December 31, 2000:
    Allowance for doubtful accounts and notes
      receivable ............................      $ 2,075      $  342      $    (67)(a)      $  (128)      $ 2,222
                                                   =======      ======      ========          =======       =======

    Amortization of intangibles .............      $22,095      $  113      $(20,429)         $(1,779)      $  --
                                                   =======      ======      ========          =======       =======

Year ended December 31, 1999:
    Allowance for doubtful accounts and notes
      receivable ............................      $ 2,377      $  140      $   (180)(a)      $  (262)      $ 2,075
                                                   =======      ======      ========          =======       =======

    Amortization of intangibles .............      $23,704      $1,851      $   --            $(3,460)      $22,095
                                                   =======      ======      ========          =======       =======


(a)     Amounts written off, less recoveries.

Certain prior-year amounts have been reclassified to conform to the current year presentation.