Form 10-Q
period 2002-03-31
NL INDUSTRIES INC
filed 2002-05-14
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2002

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                          Commission file number 1-640
                                                 -----


                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               New Jersey                                         13-5267260
--------------------------------------                       -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas                77060-2544
--------------------------------------------------           -------------------
     (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code:             (281)  423-3300
                                                             -------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       -------

Number of shares of common stock outstanding on May 13, 2002: 48,824,884

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                            Page
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements.

               Consolidated Balance Sheets - March 31, 2002
                 and December 31, 2001                                      3-4

               Consolidated Statements of Income - Three months
                 ended March 31, 2002 and 2001                               5

               Consolidated Statements of Comprehensive Income
                 - Three months ended March 31, 2002 and 2001                6

               Consolidated Statement of Shareholders' Equity
                 - Three months ended March 31, 2002                         7

               Consolidated Statements of Cash Flows - Three
                 months ended March 31, 2002 and 2001                       8-9

               Notes to Consolidated Financial Statements                  10-26

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       27-34


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                            35

  Item 4.      Submission of Matters to a Vote of Security Holders          36

  Item 6.      Exhibits and Reports on Form 8-K                             36

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



              ASSETS                                     March 31,  December 31,
                                                           2002        2001
                                                        ----------  ------------

Current assets:
    Cash and cash equivalents ........................   $   76,384   $  116,037
    Restricted cash equivalents ......................       54,771       63,257
    Restricted marketable debt securities ............        8,663        3,583
    Accounts and notes receivable ....................      139,238      125,721
    Receivable from affiliates .......................        3,301        3,698
    Refundable income taxes ..........................        1,181        1,530
    Inventories ......................................      187,209      231,056
    Prepaid expenses .................................        4,144        3,193
    Deferred income taxes ............................       10,601       11,011
                                                         ----------   ----------

        Total current assets .........................      485,492      559,086
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................       42,705       45,227
    Receivable from affiliate ........................       31,400       31,650
    Investment in TiO2 manufacturing joint venture ...      137,528      138,428
    Prepaid pension cost .............................       18,384       18,411
    Restricted marketable debt securities ............       11,219       16,121
    Restricted cash equivalents ......................        5,640         --
    Unrecognized net pension obligations .............        5,901        5,901
    Other ............................................       13,781        6,517
                                                         ----------   ----------

        Total other assets ...........................      266,558      262,255
                                                         ----------   ----------

Property and equipment:
    Land .............................................       24,355       24,579
    Buildings ........................................      129,968      130,710
    Machinery and equipment ..........................      536,238      537,958
    Mining properties ................................       68,691       67,649
    Construction in progress .........................        8,643        5,071
                                                         ----------   ----------
                                                            767,895      765,967
    Less accumulated depreciation and depletion ......      442,357      436,217
                                                         ----------   ----------

        Net property and equipment ...................      325,538      329,750
                                                         ----------   ----------

                                                         $1,077,588   $1,151,091
                                                         ==========   ==========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)



    LIABILITIES AND SHAREHOLDERS' EQUITY             March 31,      December 31,
                                                       2002            2001
                                                    -----------     ------------

Current liabilities:
    Notes payable ..............................    $    46,382     $    46,201
    Current maturities of long-term debt .......          1,038           1,033
    Accounts payable and accrued liabilities ...        142,542         176,223
    Payable to affiliates ......................          8,130           6,919
    Accrued environmental costs ................         52,472          59,891
    Income taxes ...............................          6,515           7,277
    Deferred income taxes ......................          1,501           1,530
                                                    -----------     -----------

        Total current liabilities ..............        258,580         299,074
                                                    -----------     -----------


Noncurrent liabilities:
    Long-term debt .............................        170,246         195,465
    Deferred income taxes ......................        143,432         143,256
    Accrued environmental costs ................         51,412          47,589
    Accrued pension cost .......................         26,206          26,985
    Accrued postretirement benefits cost .......         29,536          29,842
    Other ......................................         14,488          14,729
                                                    -----------     -----------

        Total noncurrent liabilities ...........        435,320         457,866
                                                    -----------     -----------


Minority interest ..............................          7,388           7,208
                                                    -----------     -----------


Shareholders' equity:
    Common stock ...............................          8,355           8,355
    Additional paid-in capital .................        777,597         777,597
    Retained earnings ..........................        219,342         222,722
    Accumulated other comprehensive loss .......       (210,483)       (206,351)
    Treasury stock .............................       (418,511)       (415,380)
                                                    -----------     -----------

        Total shareholders' equity .............        376,300         386,943
                                                    -----------     -----------

                                                    $ 1,077,588     $ 1,151,091
                                                    ===========     ===========

Commitments and contingencies (Note 16)


          See accompanying notes to consolidated financial statements.
                                      - 4 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2002 and 2001

                      (In thousands, except per share data)


                                                                    2002        2001
                                                                 ---------    ---------

Revenues and other income:
    Net sales ................................................   $ 202,357    $ 226,060
    Litigation settlement gains, net .........................       1,920       10,582
    Other income, net ........................................       3,075        4,849
                                                                 ---------    ---------

                                                                   207,352      241,491
                                                                 ---------    ---------

Costs and expenses:
    Cost of sales ............................................     156,253      149,902
    Selling, general and administrative ......................      34,845       32,322
    Interest .................................................       6,442        6,976
                                                                 ---------    ---------

                                                                   197,540      189,200
                                                                 ---------    ---------

        Income before income taxes, minority interest and
          extraordinary item .................................       9,812       52,291

Income tax expense ...........................................       3,184       17,146
                                                                 ---------    ---------

        Income before minority interest and extraordinary item       6,628       35,145

Minority interest ............................................         184          586
                                                                 ---------    ---------

        Income before extraordinary item .....................       6,444       34,559

Extraordinary item - early extinguishment of debt, net of tax
  benefit of $32 .............................................         (60)        --
                                                                 ---------    ---------

    Net income ...............................................   $   6,384    $  34,559
                                                                 =========    =========

Basic earnings per share:
    Income before extraordinary item .........................   $     .13    $     .69
    Extraordinary item .......................................        --           --
                                                                 ---------    ---------
        Net income ...........................................   $     .13    $     .69
                                                                 =========    =========

Diluted earnings per share:
    Income before extraordinary item .........................   $     .13    $     .69
    Extraordinary item .......................................        --           --
                                                                 ---------    ---------
        Net income ...........................................  $     .13    $     .69
                                                                 =========    =========

Weighted average shares used in the calculation of earnings
  per share:
      Basic ..................................................      48,870       50,079
      Dilutive impact of stock options .......................          68          270
                                                                 ---------    ---------

      Diluted ................................................      48,938       50,349
                                                                 =========    =========

          See accompanying notes to consolidated financial statements.
                                      - 5 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2002 and 2001

                                 (In thousands)


                                                             2002        2001
                                                           --------    --------

Net income ..............................................  $  6,384    $ 34,559
                                                           --------    --------

Other comprehensive loss, net of tax:
    Marketable securities adjustment ....................    (1,523)     (3,802)
    Currency translation adjustment .....................    (2,609)    (15,898)
                                                           --------    --------

        Total other comprehensive loss ..................    (4,132)    (19,700)
                                                           --------    --------

            Comprehensive income ........................  $  2,252    $ 14,859
                                                           ========    ========


          See accompanying notes to consolidated financial statements.
                                      - 6 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months ended March 31, 2002

                                 (In thousands)

                                                                            Accumulated other
                                                                         comprehensive income (loss)
                                           Additional               -------------------------------------
                                  Common     paid-in    Retained     Currency      Pension     Marketable   Treasury
                                  stock      capital    earnings    translation  liabilities   securities    stock         Total
                                ---------  ----------   ---------   -----------  -----------   ----------   ---------    ---------

Balance at December 31, 2001    $   8,355   $ 777,597   $ 222,722    $(208,349)   $  (6,352)   $   8,350    $(415,380)   $ 386,943

Net income ..................        --          --         6,384         --           --           --           --          6,384
Other comprehensive loss, net
  of tax                             --          --          --         (2,609)        --         (1,523)        --         (4,132)
Dividends ...................        --          --        (9,764)        --           --           --           --         (9,764)
Treasury stock:
    Acquired (228 shares) ...        --          --          --           --           --           --         (3,271)      (3,271)
    Reissued (12 shares) ....        --          --          --           --           --           --            140          140
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance at March 31, 2002 ...   $   8,355   $ 777,597   $ 219,342    $(210,958)   $  (6,352)   $   6,827    $(418,511)   $ 376,300
                                =========   =========   =========    =========    =========    =========    =========    =========


          See accompanying notes to consolidated financial statements.
                                      - 7 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2001

                                 (In thousands)



                                                             2002        2001
                                                           --------    --------

Cash flows from operating activities:
    Net income ........................................... $  6,384    $ 34,559
    Depreciation, depletion and amortization .............    7,782       7,511
    Deferred income taxes ................................      718       7,555
    Distributions from TiO2 manufacturing joint venture ..      900       1,500
    Litigation settlement gain, net included in ..........
      restricted cash ....................................     --       (10,307)
    Extraordinary item ...................................       60        --
    Other, net ...........................................     (669)     (1,606)
                                                           --------    --------

                                                             15,175      39,212

    Change in assets and liabilities:
        Accounts and notes receivable ....................  (25,282)    (25,788)
        Insurance receivable .............................   10,909       1,000
        Inventories ......................................   43,049      11,928
        Prepaid expenses .................................     (845)     (1,348)
        Accounts payable and accrued liabilities .........  (36,161)    (14,578)
        Income taxes .....................................     (629)     (2,404)
        Other, net .......................................    6,580       1,248
                                                           --------    --------

            Net cash provided by operating activities ....   12,796       9,270
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures .................................   (5,461)     (5,913)
    Loans to affiliates:
        Loans ............................................     --       (13,400)
        Collections ......................................      250        --
    Acquisition of business ..............................   (9,149)       --
    Change in restricted cash equivalents and restricted
      marketable debt securities, net ....................      110         615
    Other, net ...........................................       36         280
                                                           --------    --------

        Net cash used by investing activities ............  (14,214)    (18,418)
                                                           --------    --------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2002 and 2001

                                 (In thousands)


                                                            2002         2001
                                                         ---------    ---------

Cash flows from financing activities:
    Dividends paid ...................................   $  (9,764)   $ (10,017)
    Treasury stock:
        Purchased ....................................      (3,271)        --
        Reissued .....................................         140          593
    Principal payments of debt .......................     (25,263)        (177)
                                                         ---------    ---------

    Net cash used by financing activities ............     (38,158)      (9,601)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities      (39,576)     (18,749)
        Currency translation .........................        (273)      (1,920)
        Acquisition of business ......................         196         --
                                                         ---------    ---------
                                                           (39,653)     (20,669)

    Balance at beginning of period ...................     116,037      120,378
                                                         ---------    ---------

    Balance at end of period .........................   $  76,384    $  99,709
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $   1,976    $   1,160
    Income taxes, net ................................   $   3,095    $  12,319

    Acquisition of business:
        Cash and cash equivalents ....................   $     196    $    --
        Restricted cash ..............................       2,685         --
        Goodwill and other intangible assets .........       9,007         --
        Other noncash assets .........................       1,259         --
        Liabilities ..................................      (3,998)        --
                                                         ---------    ---------

            Cash paid ................................   $   9,149    $    --
                                                         =========    =========

          See accompanying notes to consolidated financial statements.
                                      - 9 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At March 31, 2002, Valhi, Inc. and Tremont Corporation, each affiliates of Contran Corporation, held approximately 62% and 21%, respectively, of NL's outstanding common stock. At March 31, 2002, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and a company 80% owned by Valhi and 20% owned by NL held approximately 80% of Tremont's outstanding common stock.
Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies. See Note 8.

        The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2002 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with the Company's equity method investee. All goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company had goodwill of $6.4 million at March 31, 2002. See Note 3.

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

Note 2 - Earnings per share:

        Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business combination

        In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including acquisition costs of $.2 million. An entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly owned subsidiary of Contran owned the remainder of EWI. EWI provides reinsurance brokerage services for insurance policies of the Company, its joint venture and other affiliates of Contran as well as external third-party customers. In addition, EWI expects to obtain new third-party customers in the future. The purchase was approved by a special committee of the Company's Board of Directors consisting of two of its independent directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

        EWI's results of operations and cash flows are included in the Company's consolidated results of operations and cash flows beginning January 2002. The pro forma effect on the Company's results of operations in the first quarter of 2001, assuming the acquisition of EWI had occurred as of January 1, 2001, is not material. The aggregate cash purchase price of $9.2 million (including acquisition costs of $.2 million) has been allocated to the assets acquired and liabilities assumed, consisting of a definite-lived, customer list intangible asset of $2.6 million and goodwill of $6.4 million, based upon preliminary estimates of fair value. Such identifiable intangible asset and goodwill were included in other noncurrent assets at March 31, 2002. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of fair values of the net assets acquired. The identifiable intangible asset will be amortized on a straight-line basis over a period of seven years with no assumed residual value. Goodwill will not be amortized on a periodic basis but instead will subject to periodic impairment tests in accordance with the requirements of SFAS No. 142. See Note 1.

Note 4 - Business segment information:

        The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2.

                                                              Three months ended
                                                                  March 31,
                                                            ----------------------
                                                              2002         2001
                                                            ---------    ---------
                                                                (In thousands)

Net sales ...............................................   $ 202,357    $ 226,060
Other income, excluding corporate .......................         783        1,242
                                                            ---------    ---------
                                                              203,140      227,302

Cost of sales ...........................................     156,253      149,902
Selling, general and administrative, excluding  corporate      24,728       25,484
                                                            ---------    ---------

        Operating income ................................      22,159       51,916

General corporate income (expense):
    Securities earnings, net ............................       1,280        2,606
    Litigation settlement gains, net and other  income ..       2,932       11,583
    Corporate expenses ..................................     (10,117)      (6,838)
    Interest expense ....................................      (6,442)      (6,976)
                                                            ---------    ---------

        Income before income taxes and minority interest    $   9,812    $  52,291
                                                            =========    =========

Note 5 - Accounts and notes receivable:

                                                      March 31,     December 31,
                                                        2002           2001
                                                      ---------     ------------
                                                            (In thousands)

Trade receivables ..............................      $ 129,098       $  99,989
Insurance claims receivable ....................            596          11,505
Recoverable VAT and other receivables ..........         11,915          16,585
Allowance for doubtful accounts ................         (2,371)         (2,358)
                                                      ---------       ---------

                                                      $ 139,238       $ 125,721
                                                      =========       =========

Note 6 - Inventories:

                                                     March 31,      December 31,
                                                       2002            2001
                                                     --------       ------------
                                                           (In thousands)

Raw materials ............................           $ 43,589          $  79,162
Work in process ..........................              9,408              9,675
Finished products ........................            108,711            117,201
Supplies .................................             25,501             25,018
                                                     --------           --------

                                                     $187,209           $231,056
                                                     ========           ========

Note 7 - Marketable equity securities:

                                                        March 31,   December 31,
                                                          2002          2001
                                                        ---------   ------------
                                                            (In thousands)

Available-for-sale marketable equity securities:
    Unrealized gains .................................    $ 12,855     $ 14,917
    Unrealized losses ................................      (2,530)      (2,070)
    Cost .............................................      32,380       32,380
                                                          --------     --------

        Aggregate fair value .........................    $ 42,705     $ 45,227
                                                          ========     ========

Note 8 - Receivable from affiliates:

        A majority-owned subsidiary of the Company, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont under a reducing revolving loan agreement in the first quarter of 2001. See Note 1. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (6.75% at March 31, 2002), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The creditworthiness of Tremont is dependent in part on the value of the Company as Tremont's interest in the Company is one of Tremont's more substantial assets. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In each of the first quarter 2002 and the second, third and fourth quarters of 2001, Tremont repaid $250,000 of the loan. At March 31, 2002, the outstanding loan balance was $12.4 million and no amounts were available for additional borrowings by Tremont. The Company understands that Tremont may find it necessary to seek amendment of the terms of the revolving loan agreement and seek, among other things, extension of the maturity date and to increase the amount of borrowings available to Tremont in order for Tremont to meet its projected near term obligations and continue the payment of dividends at the present quarterly rate. The merits of Tremont's proposal will be considered once received. If the loan is extended, the Company does not expect a material impact on its liquidity. The current loan receivable balance of $1.0 million was included in receivable from affiliates at March 31, 2002. The remaining loan balance of $11.4 million was classified as noncurrent at March 31, 2002 as the Company does not expect repayment within one year.

        In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust No. 2 ("Family Trust"), one of the trusts described in Note 1, under a $25 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of

Directors. The loan bears interest at prime (4.75% at March 31, 2002), is due on demand with sixty days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of this collateral is dependent in part on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At March 31, 2002, $5 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at March 31, 2002, as the Company does not expect to demand repayment within one year.

Note 9 - Accounts payable and accrued liabilities:


                                                     March 31,      December 31,
                                                       2002             2001
                                                     ---------      ------------
                                                           (In thousands)

Accounts payable .........................           $ 66,461           $ 99,358
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             26,013             29,722
    Interest .............................              9,331              4,980
    Deferred income ......................              3,333              4,000
    Other ................................             37,404             38,163
                                                     --------           --------

                                                       76,081             76,865
                                                     --------           --------

                                                     $142,542           $176,223
                                                     ========           ========

Note 10 - Other noncurrent liabilities:

                                                       March 31,    December 31,
                                                         2002           2001
                                                       ---------    ------------
                                                           (In thousands)

Insurance claims and expenses ..................         $ 8,998         $ 8,789
Employee benefits ..............................           3,397           3,476
Deferred income ................................            --               333
Other ..........................................           2,093           2,131
                                                         -------         -------

                                                         $14,488         $14,729
                                                         =======         =======

Note 11 - Notes payable and long-term debt:

                                                            March 31,   December 31,
                                                              2002          2001
                                                            ---------   ------------
                                                                 (In thousands)

Notes payable - Kronos ...............................       $ 46,382       $ 46,201
                                                             ========       ========

Long-term debt:
    NL Industries, Inc.  - 11.75% Senior Secured Notes
      (See Note 15) ..................................       $169,000       $194,000
    Kronos ...........................................          2,284          2,498
                                                             --------       --------

                                                              171,284        196,498
Less current maturities ..............................          1,038
                                                                               1,033
                                                             --------       --------

                                                             $170,246       $195,465
                                                             ========       ========

        In March 2002 the Company redeemed $25 million principal amount of the 11.75% Senior Secured Notes due October 2003 at the current call price of 100%. The extraordinary item for early extinguishment of debt related to the write-off of the unamortized deferred financing costs associated with the redemption.

        Notes payable consists of (euro)27 million ($23.7 million and $24.0 million at March 31, 2002 and December 31, 2001, respectively) and NOK 200 million ($22.7 million and $22.2 million at March 31, 2002 and December 31, 2001, respectively,) at both March 31, 2002 and December 31, 2001.

Note 12 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                               Three months ended
                                                                       March 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (In thousands)

Expected tax expense ......................................   $  3,436    $ 18,302
Non-U.S. tax rates ........................................       (346)     (1,443)
Incremental tax on income of companies not included in NL's
  consolidated U.S. federal income tax return .............        130         180
Valuation allowance .......................................        (67)       (653)
U.S. state income taxes ...................................        (17)        195
Other, net ................................................         48         565
                                                              --------    --------

        Income tax expense ................................   $  3,184    $ 17,146
                                                              ========    ========

Note 13 - Litigation settlement gains, net and other income, net:

  Litigation settlement gains, net

        In the first quarter of 2002 and 2001, the Company recognized litigation settlement gains with former insurance carrier groups of $1.9 million and $10.6 million, respectively, to settle certain insurance coverage claims related to environmental remediation. A majority of the proceeds from the 2001 settlement was transferred to special-purpose trusts established by the insurance carrier group to pay future remediation and other environmental expenditures of the Company. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

  Other income, net

                                                           Three months ended
                                                                March 31,
                                                         -----------------------
                                                          2002           2001
                                                         -------        -------
                                                             (In thousands)

Corporate interest and dividend income ...........       $ 1,280        $ 2,606
Currency transactions, net .......................           598          1,067
Noncompete agreement income ......................         1,000          1,000
Disposition of property and equipment ............           (46)          (361)
Trade interest income ............................           222            593
Other, net .......................................            21            (56)
                                                         -------        -------

                                                         $ 3,075        $ 4,849
                                                         =======        =======

Note 14 - Leverkusen fire and insurance claim:

        A fire on March 20, 2001 damaged a section of the Company's Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 plant ("Sulfate Plant") and, as a result, production of TiO2 at the Leverkusen facility was halted. The fire did not enter the Company's adjacent 125,000 metric ton chloride-process TiO2 plant ("Chloride Plant"), but did damage certain support equipment necessary to operate that plant. The damage to the support equipment resulted in a temporary shutdown of the Chloride Plant. The Chloride Plant became fully operational in April 2001 and the Sulfate Plant became approximately 50% operational in September 2001 and fully operational in late October 2001.

        The Company settled its insurance claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in fourth quarter 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The
$27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). No additional insurance recoveries related to the Leverkusen fire are expected to be received and there was no impact on the results of operations of the Company in the first quarter 2002.

Note 15 - Condensed consolidating financial information:

        The Company's 11.75% Senior Secured Notes (the "Notes") are collateralized by a series of intercompany notes to NL (the "Parent Issuer"). The Notes are also collateralized by a first priority lien on the stock of Kronos.

        In the event of foreclosure, the holders of the Notes would have access to the consolidated assets, earnings and equity of the Company. The Company believes the collateralization of the Notes, as described above, is the functional economic equivalent of a joint and several, full and unconditional guarantee of the Notes by Kronos.

        Management believes that separate financial statements would not provide additional material information that would be useful in assessing the financial position of Kronos (the "Guarantor Subsidiaries"). In lieu of providing separate financial statements of the Guarantor Subsidiaries, the Company has included condensed consolidating financial information of the Parent Issuer, Guarantor Subsidiaries and non-guarantor subsidiaries in accordance with Rule 3-10(e) of the SEC's Regulation S-X. The Guarantor Subsidiaries and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Parent Issuer.

        Investments in subsidiaries are accounted for by NL under the equity method, wherein the parent company's share of earnings is included in net income. Elimination entries eliminate (i) the parent's investments in subsidiaries and the equity in earnings of subsidiaries, (ii) intercompany payables and receivables and (iii) other transactions between subsidiaries.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                 March 31, 2002
                                 (In thousands)


                                                                          Combined
                                           NL Industries                Non-Guarantor
                     ASSETS                     Inc.      Kronos, Inc.  Subsidiaries   Eliminations   Consolidated
                                           -------------  ------------  -------------  ------------   ------------

Current assets:
    Cash and cash equivalents ............   $     8,464   $    52,262   $    15,658    $      --      $    76,384
    Restricted cash equivalents ..........        50,683          --           4,088           --           54,771
    Restricted marketable debt securities          8,663          --            --             --            8,663
    Accounts and notes receivable ........         1,675       137,325           238           --          139,238
    Receivable from affiliates ...........        13,843            44         1,513        (12,099)         3,301
    Refundable income taxes ..............          --           1,168            13           --            1,181
    Inventories ..........................          --         187,209          --             --          187,209
    Prepaid expenses .....................           574         3,514            56           --            4,144
    Deferred income taxes ................         6,161         4,440          --             --           10,601
                                             -----------   -----------   -----------    -----------    -----------

        Total current assets .............        90,063       385,962        21,566        (12,099)       485,492
                                             -----------   -----------   -----------    -----------    -----------

Other assets:
    Investment in subsidiaries ...........     1,081,453          --             288     (1,081,741)          --
    Marketable equity securities .........           368          --          42,337           --           42,705
    Receivable from affiliates ...........       169,000       629,798        66,400       (833,798)        31,400
    Investment in TiO2 manufacturing joint
      venture ............................          --         137,528          --             --          137,528
    Prepaid pension cost .................         2,432        15,952          --             --           18,384
    Restricted cash equivalents ..........         5,640          --            --             --            5,640
    Restricted marketable debt securities         11,219          --            --             --           11,219
    Other ................................         1,131         9,630         8,921           --           19,682
                                             -----------   -----------   -----------    -----------    -----------

        Total other assets ...............     1,271,243       792,908       117,946     (1,915,539)       266,558
                                             -----------   -----------   -----------    -----------    -----------

Property and equipment, net ..............         3,546       321,981            11           --          325,538
                                             -----------   -----------   -----------    -----------    -----------

                                             $ 1,364,852   $ 1,500,851   $   139,523    $(1,927,638)   $ 1,077,588
                                             ===========   ===========   ===========    ===========    ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                 March 31, 2002
                                 (In thousands)


                                                                          Combined
                                           NL Industries                Non-Guarantor
LIABILITIES AND SHAREHOLDERS' EQUITY           Inc.       Kronos, Inc.  Subsidiaries   Eliminations   Consolidated
                                           -------------  ------------  -------------  ------------   ------------



Current liabilities:
    Notes payable ..........................   $      --     $    46,382   $      --      $      --      $    46,382
    Current maturities of long-term debt ...          --           1,038          --             --            1,038
    Accounts payable and accrued liabilities        25,383       112,464         4,695           --          142,542
    Payable to affiliates ..................         9,667         9,930           632        (12,099)         8,130
    Accrued environmental costs ............         7,975          --          44,497           --           52,472
    Income taxes ...........................           183         6,203           129           --            6,515
    Deferred income taxes ..................          --           1,501          --             --            1,501
                                               -----------   -----------   -----------    -----------    -----------

        Total current liabilities ..........        43,208       177,518        49,953        (12,099)       258,580
                                               -----------   -----------   -----------    -----------    -----------

Noncurrent liabilities:
    Long-term debt .........................       169,000         1,246          --             --          170,246
    Notes payable to affiliate .............       664,798       169,000          --         (833,798)          --
    Deferred income taxes ..................        77,005        66,099           328           --          143,432
    Accrued environmental costs ............         8,934         6,566        35,912           --           51,412
    Accrued pension cost ...................         1,431        24,775          --             --           26,206
    Accrued postretirement benefits cost ...        16,817        12,719          --             --           29,536
    Other ..................................         7,359         7,129          --             --           14,488
                                               -----------   -----------   -----------    -----------    -----------

        Total noncurrent liabilities .......       945,344       287,534        36,240       (833,798)       435,320
                                               -----------   -----------   -----------    -----------    -----------

Minority interest ..........................          --             290         7,098           --            7,388
                                               -----------   -----------   -----------    -----------    -----------

Shareholders' equity .......................       376,300     1,035,509        46,232     (1,081,741)       376,300
                                               -----------   -----------   -----------    -----------    -----------

                                               $ 1,364,852   $ 1,500,851   $   139,523    $(1,927,638)   $ 1,077,588
                                               ===========   ===========   ===========    ===========    ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                December 31, 2001
                                 (In thousands)

                                                                          Combined
                                           NL Industries                Non-Guarantor
                     ASSETS                     Inc.      Kronos, Inc.  Subsidiaries   Eliminations   Consolidated
                                           -------------  ------------  -------------  ------------   ------------


Current assets:
    Cash and cash equivalents ............   $    10,413   $    54,717   $    50,907    $      --      $   116,037
    Restricted cash equivalents ..........        63,257          --            --             --           63,257
    Restricted marketable debt securities          3,583          --            --             --            3,583
    Accounts and notes receivable ........         1,621       123,870           230           --          125,721
    Receivable from affiliates ...........         8,106            47         1,514         (5,969)         3,698
    Refundable income taxes ..............          --           1,528             2           --            1,530
    Inventories ..........................          --         231,056          --             --          231,056
    Prepaid expenses .....................           551         2,642          --             --            3,193
    Deferred income taxes ................         6,371         4,640          --             --           11,011
                                             -----------   -----------   -----------    -----------    -----------

        Total current assets .............        93,902       418,500        52,653         (5,969)       559,086
                                             -----------   -----------   -----------    -----------    -----------

Other assets:
    Investment in subsidiaries ...........     1,072,551          --             288     (1,072,839)          --
    Marketable equity securities .........           216          --          45,011           --           45,227
    Receivable from affiliates ...........       194,000       655,918        31,650       (849,918)        31,650
    Investment in TiO2 manufacturing joint
      venture ............................          --         138,428          --             --          138,428
    Prepaid pension cost .................         2,368        16,043          --             --           18,411
    Restricted marketable debt securities         16,121          --            --             --           16,121
    Other ................................         1,318        11,100          --             --           12,418
                                             -----------   -----------   -----------    -----------    -----------

        Total other assets ...............     1,286,574       821,489        76,949     (1,922,757)       262,255
                                             -----------   -----------   -----------    -----------    -----------

Property and equipment, net ..............         3,725       326,025          --             --          329,750
                                             -----------   -----------   -----------    -----------    -----------

                                             $ 1,384,201   $ 1,566,014   $   129,602    $(1,928,726)   $ 1,151,091
                                             ===========   ===========   ===========    ===========    ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
               Condensed Consolidating Balance Sheet, (Continued)
                                December 31, 2001
                                 (In thousands)

                                                                             Combined
                                              NL Industries                Non-Guarantor
LIABILITIES AND SHAREHOLDERS' EQUITY              Inc.       Kronos, Inc.  Subsidiaries   Eliminations   Consolidated
                                              -------------  ------------  -------------  ------------   ------------

Current liabilities:
    Notes payable ..........................   $      --     $    46,201   $      --      $      --      $    46,201
    Current maturities of long-term debt ...          --           1,033          --             --            1,033
    Accounts payable and accrued liabilities        23,544       152,633            46           --          176,223
    Payable to affiliates ..................         1,083        11,365           440         (5,969)         6,919
    Accrued environmental costs ............        10,529          --          49,362           --           59,891
    Income taxes ...........................            96         7,181          --             --            7,277
    Deferred income taxes ..................          --           1,530          --             --            1,530
                                               -----------   -----------   -----------    -----------    -----------

        Total current liabilities ..........        35,252       219,943        49,848         (5,969)       299,074
                                               -----------   -----------   -----------    -----------    -----------

Noncurrent liabilities:
    Long-term debt .........................       194,000         1,465          --             --          195,465
    Notes payable to affiliate .............       655,918       194,000          --         (849,918)          --
    Deferred income taxes ..................        78,708        64,163           385           --          143,256
    Accrued environmental costs ............         7,489         6,732        33,368           --           47,589
    Accrued pension cost ...................         1,427        25,558          --             --           26,985
    Accrued postretirement benefits cost ...        16,806        13,036          --             --           29,842
    Other ..................................         7,658         7,071          --             --           14,729
                                               -----------   -----------   -----------    -----------    -----------

        Total noncurrent liabilities .......       962,006       312,025        33,753       (849,918)       457,866
                                               -----------   -----------   -----------    -----------    -----------

Minority interest ..........................          --             284         6,924           --            7,208
                                               -----------   -----------   -----------    -----------    -----------

Shareholders' equity .......................       386,943     1,033,762        39,077     (1,072,839)       386,943
                                               -----------   -----------   -----------    -----------    -----------

                                               $ 1,384,201   $ 1,566,014   $   129,602    $(1,928,726)   $ 1,151,091
                                               ===========   ===========   ===========    ===========    ===========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                        Three months ended March 31, 2002
                                 (In thousands)

                                                                                    Combined
                                                    NL Industries                 Non-Guarantor
                                                        Inc.        Kronos, Inc.  Subsidiaries   Eliminations   Consolidated
                                                    -------------   ------------  -------------  ------------   ------------
Revenues and other income:
    Net sales ....................................     $    --        $ 202,357     $    --        $    --        $ 202,357
    Interest and dividends .......................         6,115          8,741           871        (14,225)         1,502
    Equity in income of subsidiaries .............        16,783           --            --          (16,783)          --
    Litigation settlement gains, net .............         1,920           --            --             --            1,920
    Other income (expense), net ..................         1,012            561          --             --            1,573
                                                       ---------      ---------     ---------      ---------      ---------

                                                          25,830        211,659           871        (31,008)       207,352
                                                       ---------      ---------     ---------      ---------      ---------
Costs and expenses:
    Cost of sales ................................          --          156,253          --             --          156,253
    Selling, general and administrative ..........         8,164         25,710           971           --           34,845
    Interest .....................................        14,300          6,367          --          (14,225)         6,442
                                                       ---------      ---------     ---------      ---------      ---------

                                                          22,464        188,330           971        (14,225)       197,540
                                                       ---------      ---------     ---------      ---------      ---------

        Income before income taxes, minority
          interest and extraordinary item ........         3,366         23,329          (100)       (16,783)         9,812

Income tax expense (benefit) .....................        (3,078)         6,281           (19)          --            3,184
                                                       ---------      ---------     ---------      ---------      ---------

        Income before minority interest and
          extraordinary item .....................         6,444         17,048           (81)       (16,783)         6,628

Minority interest ................................          --               10           174           --              184
                                                       ---------      ---------     ---------      ---------      ---------

        Income  before extraordinary item ........         6,444         17,038          (255)       (16,783)         6,444

Extraordinary item - early extinguishment of debt,
  net of tax benefit of $32 ......................           (60)          --            --             --              (60)
                                                       ---------      ---------     ---------      ---------      ---------

        Net income ...............................     $   6,384      $  17,038     $    (255)     $ (16,783)     $   6,384
                                                       =========      =========     =========      =========      =========

                                     - 22 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidating Statement of Income
                        Three months ended March 31, 2001
                                 (In thousands)

                                                                           Combined
                                          NL Industries                 Non-Guarantor
                                              Inc.        Kronos, Inc.  Subsidiaries   Eliminations   Consolidated
                                          -------------   ------------  -------------  ------------   ------------
Revenues and other income:
    Net sales .........................     $    --       $ 226,060      $    --        $    --        $ 226,060
    Interest and dividends ............         7,140         6,595          1,559        (12,095)         3,199
    Equity in income of subsidiaries ..        37,477          --             --          (37,477)          --
    Litigation settlement gains, net ..        10,582          --             --             --           10,582
    Other income, net .................         1,001           649           --             --            1,650
                                            ---------     ---------      ---------      ---------      ---------

                                               56,200       233,304          1,559        (49,572)       241,491
                                            ---------     ---------      ---------      ---------      ---------
Costs and expenses:
    Cost of sales .....................          --         149,902           --             --          149,902
    Selling, general and administrative         6,641        26,215           (534)          --           32,322
    Interest ..........................        12,162         6,909           --          (12,095)         6,976
                                            ---------     ---------      ---------      ---------      ---------

                                               18,803       183,026           (534)       (12,095)       189,200
                                            ---------     ---------      ---------      ---------      ---------

        Income before income taxes and
          minority interest ...........        37,397        50,278          2,093        (37,477)        52,291

Income tax expense ....................         2,838        14,308           --             --           17,146
                                            ---------     ---------      ---------      ---------      ---------

        Income before minority interest        34,559        35,970          2,093        (37,477)        35,145

Minority interest .....................          --               5            581           --              586
                                            ---------     ---------      ---------      ---------      ---------

        Net income ....................     $  34,559     $  35,965      $   1,512      $ (37,477)     $  34,559
                                            =========     =========      =========      =========      =========

                                     - 23 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                        Three months ended March 31, 2002
                                 (In thousands)


                                                                                   Combined
                                                  NL Industries                 Non-Guarantor
                                                      Inc.        Kronos, Inc.  Subsidiaries   Eliminations   Consolidated
                                                  -------------   ------------  -------------  ------------   ------------

Net cash provided (used) by operating activities     $  (6,385)     $  12,665      $    (464)     $   6,980      $  12,796
                                                     ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
    Capital expenditures .......................          --           (5,461)          --             --           (5,461)
    Acquisition of business ....................          --           (9,149)          --             --           (9,149)
    Change in restricted cash equivalents and
      restricted marketable debt securities, net         7,322           --             (232)        (6,980)           110
    Loans to affiliates, net ...................          --             --          (34,750)        35,000            250
    Other, net .................................             9             27           --             --               36
                                                     ---------      ---------      ---------      ---------      ---------

        Net cash provided (used) by investing
          activities ...........................         7,331        (14,583)       (34,982)        28,020        (14,214)
                                                     ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
    Principal payments of debt .................       (25,000)          (263)          --             --          (25,263)
    Treasury stock purchased, net ..............        (3,131)          --             --             --           (3,131)
    Dividends, net .............................        (9,764)          --             --             --           (9,764)
    Loans from affiliates ......................        35,000           --             --          (35,000)          --
                                                     ---------      ---------      ---------      ---------      ---------
        Net cash used by financing activities ..        (2,895)          (263)          --          (35,000)       (38,158)
                                                     ---------      ---------      ---------      ---------      ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing
          activities ...........................        (1,949)        (2,181)       (35,446)          --          (39,576)
        Currency translation ...................          --             (274)             1           --             (273)
        Acquisition of business ................          --             --              196           --              196
                                                     ---------      ---------      ---------      ---------      ---------
                                                        (1,949)        (2,455)       (35,249)          --          (39,653)
    Balance at beginning of year ...............        10,413         54,717         50,907           --          116,037
                                                     ---------      ---------      ---------      ---------      ---------

    Balance at end of year .....................     $   8,464      $  52,262      $  15,658      $    --        $  76,384
                                                     =========      =========      =========      =========      =========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                        Three months ended March 31, 2001
                                 (In thousands)


                                                                                   Combined
                                                  NL Industries                 Non-Guarantor
                                                      Inc.        Kronos, Inc.  Subsidiaries   Eliminations   Consolidated
                                                  -------------   ------------  -------------  ------------   ------------

Net cash provided by operating activities ...     $   6,896      $  10,608      $     124      $  (8,358)     $   9,270
                                                  ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
    Capital expenditures ....................          --           (5,913)          --             --           (5,913)
    Loan to Tremont Corporation .............          --             --          (13,400)          --          (13,400)
    Change in restricted cash equivalents ...         2,257           --             --           (1,642)           615
    Other, net ..............................          --              280           --             --              280
                                                  ---------      ---------      ---------      ---------      ---------
        Net cash provided (used) by investing
          activities ........................         2,257         (5,633)       (13,400)        (1,642)       (18,418)
                                                  ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
    Principal payments of debt ..............          --             (177)          --             --             (177)
    Treasury stock reissued .................           593           --             --             --              593
    Dividends, net ..........................       (10,017)       (10,000)          --           10,000        (10,017)
                                                  ---------      ---------      ---------      ---------      ---------
        Net cash used by financing activities        (9,424)       (10,177)          --           10,000         (9,601)
                                                  ---------      ---------      ---------      ---------      ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing
          activities ........................          (271)        (5,202)       (13,276)          --          (18,749)
        Currency translation ................          --           (1,917)            (3)          --           (1,920)
                                                  ---------      ---------      ---------      ---------      ---------
                                                       (271)        (7,119)       (13,279)          --          (20,669)
    Balance at beginning of year ............         3,632         52,979         63,767           --          120,378
                                                  ---------      ---------      ---------      ---------      ---------

    Balance at end of year ..................     $   3,361      $  45,860      $  50,488      $    --        $  99,709
                                                  =========      =========      =========      =========      =========

Note 16 - Commitments and contingencies:

        For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - "Legal Proceedings," and (iii) the 2001 Annual Report.

Note 17 - Accounting principles not yet adopted:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                            Three months ended             %
                                                March 31,               Change
                                         -----------------------        ------
                                          2002              2001
                                         -----             -----
                                      (In millions, except percentages and metric tons)

Net sales and operating income
    Net sales .......................     $202.4           $226.1         -10%
    Operating income ................     $ 22.2           $ 51.9         -57%
    Operating income margin .........        11%              23%
      percentage

TiO2 operating statistics
    Percent change in average selling                                     -15%
      price (in billing currencies)
    Sales volume (metric tons in ....        112              103          +9%
      thousands)
    Production volume (metric tons ..        106              108          -2%
      in thousands)


        Kronos' operating income in the first quarter of 2002 decreased $29.7 million or 57% from the first quarter of 2001 due to lower average selling prices partially offset by higher sales volume.

        Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the first quarter of 2002 was 15% lower than the first quarter of 2001 and 5% lower than the fourth quarter of 2001. Compared with the fourth quarter of 2001, prices in billing currencies were lower in all major markets. The average selling price in billing currencies in March was slightly lower than the average selling price during the first quarter. Average selling prices in billing currencies continued to decline throughout the first quarter, however, the rate of decline slowed during the first quarter. The Company expects a lower average selling price for full-year 2002 compared to full-year 2001.

        First-quarter 2002 sales volume was a record first quarter for Kronos and first quarter 2002 sales volume increased 9% from the first quarter of 2001 and increased 23% from the fourth quarter of 2001. Sales volume in the first quarter of 2002 was 9% and 15% higher in Europe and North America, respectively, compared with the first quarter of 2001, while export volume decreased 6%. Compared with the fourth quarter of 2001, sales volume increased 29% and 25% in Europe and North America, respectively, while export sales volume decreased moderately. Kronos anticipates its sales volume for full-year 2002 will be higher than full-year 2001. Finished goods inventory decreased approximately 6,300 metric tons during the quarter and inventory levels at the end of March represented about two months of sales.

        First-quarter 2002 production volume was 2% lower than the comparable 2001 period with operating rates at 96% in the first quarter of 2002 compared with near full capacity in the first quarter of 2001. Kronos anticipates its production volume for full-year 2002 will be higher than that of full-year 2001, due in part to the Leverkusen fire.

        A fire on March 20, 2001 damaged a section of the Company's Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 plant ("Sulfate Plant") and, as a result, production of TiO2 at the Leverkusen facility was halted. The fire did not enter the Company's adjacent 125,000 metric ton chloride-process TiO2 plant ("Chloride Plant"), but did damage certain support equipment necessary to operate that plant. The damage to the support equipment resulted in a temporary shutdown of the Chloride Plant. The Chloride Plant became fully operational in April 2001 and the Sulfate Plant became approximately 50% operational in September 2001 and fully operational in late October 2001.

        The Company settled its insurance claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflected recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). No additional insurance recoveries related to the Leverkusen fire are expected to be received and there was no impact on the results of operations of the Company in the first quarter of 2002.

        The Company expects TiO2 industry demand in 2002 to continue to improve over 2001 levels, because it expects worldwide economic conditions to improve and customer inventory levels to increase. Kronos' TiO2 production volume in 2002 is expected to approximate Kronos' 2002 TiO2 sales volume. In January 2002, Kronos announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, scheduled to be implemented during the second quarter of 2002. Kronos is hopeful that it will realize a portion of the announced price increases, but the extent to which Kronos can realize these and possibly other price increases during 2002 will depend on improving market conditions and global economic recovery. However, because TiO2 prices were declining in 2001 and the first quarter of 2002, the Company believes that its average 2002 prices in billing currencies will be significantly below its average 2001 prices, even if price increases are realized. Overall, the Company expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        Compared to the year-earlier period, cost of sales as a percentage of net sales increased in the first quarter of 2002 primarily due to lower average selling prices in billing currencies and lower production volume, partially offset by lower energy costs. Excluding the effects of foreign currency translation, which decreased the Company's expenses in the first quarter of 2002 compared to year-earlier period, the Company's selling, general and administrative expenses, excluding corporate expenses, in the first quarter of 2002 were comparable to the first quarter of 2001.

        A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro in the first quarter of 2002 versus the year-earlier period, decreased the dollar value of sales in the first quarter of 2002 by a net $6.0 million when compared to the year-earlier period. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' first-quarter 2002 average selling price in U.S. dollars was 18% lower than in the first quarter of 2001 and 6% lower than the fourth quarter of 2001. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in the first quarter of 2002 compared to the year-earlier period. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at the Company's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the first quarter of 2002 was not significant when compared to the first quarter of 2001.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                                             Three months ended
                                                  March 31,               Difference
                                         ---------------------------      ----------
                                            2002           2001
                                            ----           ----
                                                   (In millions)

Securities earnings ............          $   1.3         $   2.6         $  (1.3)
Corporate income ...............              2.9            11.6            (8.7)
Corporate expense ..............            (10.1)           (6.8)           (3.3)
Interest expense ...............             (6.4)           (7.0)             .6
                                          -------         -------         -------

                                          $ (12.3)        $    .4         $ (12.7)
                                          =======         =======         =======

        Securities earnings in the first three months of 2002 declined from the comparable period in 2001 primarily due to lower levels of funds invested and lower average yields. The Company expects securities earnings to be lower in 2002 compared with 2001 due to lower average yields and lower average levels of funds available for investment.

        Corporate income in the first quarter of 2002 and 2001 included litigation settlement gains with former insurance carrier groups of $1.9 million and $10.6 million, respectively. See Note 13 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

        Corporate expense in the first three months of 2002 was higher than the year-earlier period, primarily due to higher environmental remediation expenses and higher legal fees. The Company expects corporate expense in 2002 to be higher than full year 2001.

        Interest expense in the first quarter of 2002 decreased 9% primarily due to reduced levels of outstanding non-U.S. dollar denominated variable rate debt. Assuming no significant change in interest rates, interest expense in 2002 is expected to be lower than full year 2001 due to lower levels of outstanding indebtedness, including the effect of the $25 million in principal amount redemption of the 11.75% Senior Secured Notes in March 2002.

  Provision for income taxes

        The Company reduced its deferred income tax valuation allowance by $.1 million in the first quarter of 2002 and $.7 million in the first quarter of 2001 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

  Accounting principles not yet adopted

        See Note 17 to the Consolidated Financial Statements.

  Other

        Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2002 and 2001 are presented below.

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                              2002       2001
                                                            --------   --------
                                                                (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities .....       $  15.2      $  39.2
        Changes in assets and liabilities ............          (2.4)       (29.9)
                                                             -------      -------
                                                                12.8          9.3
    Investing activities .............................         (14.2)       (18.4)
    Financing activities .............................         (38.2)        (9.6)
                                                             -------      -------

      Net cash used by operating, investing,
        and financing activities .....................       $ (39.6)     $ (18.7)
                                                             =======      =======

  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flow from operations, before changes in assets and liabilities, in the first three months of 2002 decreased from the comparable period in 2001 primarily due to $29.7 million of lower operating income. The net cash used to fund changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) in the first three months of 2002 was significantly less than the first three months of 2001 with $20 million lower inventory balances (net of raw material accruals) and the collection of $9.5 million of insurance proceeds, offset by decreases in accounts payable and accrued liabilities in the first three months of 2002. Inventories and accounts payable were affected by certain non-cash accruals for certain titanium ore contracts of $31.6 million and $15.3 million at December 31, 2001 and 2000, respectively. These non-cash accruals were reversed as raw materials were received under the contracts in the amounts of $25.8 million and $15.3 million in first quarters 2002 and 2001, respectively.

  Investing activities

        Capital expenditures of $5.5 million in first quarter 2002 included approximately $1.2 million related to ongoing reconstruction of the Leverkusen, Germany sulfate plant.

        In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million. See Note 3 to the Consolidated Financial Statements.

        A majority-owned subsidiary of the Company, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont under a reducing revolving loan agreement in the first quarter of 2001. See Note 1 to the Consolidated Financial Statements. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (6.75% at March 31, 2002), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The creditworthiness of Tremont is dependent in part on the value of the Company as Tremont's interest in the Company is one of Tremont's more substantial assets. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In the first quarter 2002 Tremont repaid $250,000 of the loan. At March 31, 2002, the outstanding loan balance was $12.4 million and no amounts were available for additional borrowings by Tremont. The Company understands that Tremont may find it necessary to seek amendment of the terms of the revolving loan agreement and seek, among other things, extension of the maturity date and to increase the amount of borrowings available to Tremont in order for Tremont to meet its projected near term obligations and continue the payment of dividends at the present quarterly rate. The merits of Tremont's proposal will be considered once received. If the loan is extended, the Company does not expect a material impact on its liquidity. The current loan receivable balance of $1.0 million was included in receivable from affiliates at March 31, 2002. The remaining loan balance of $11.4 million was classified as noncurrent at March 31, 2002, as the Company does not expect repayment within one year. See Note 8 to the Consolidated Financial Statements.

  Financing activities

        In March 2002 the Company redeemed $25.0 million principal amount of the 11.75% Senior Secured Notes due October 2003 at the current call price of 100%. The Company may redeem additional 11.75% Senior Secured Notes in 2002, however, there is no assurance that further redemptions will occur.

        In the first quarter of 2002, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.8 million. At March 31, 2002, the Company had $33 million available for payment of dividends, acquisition of treasury shares, acquisition of affiliate stock and other restricted payments as defined in the 11.75% Senior Secured Notes indenture. On May 8, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of June 14, 2002 to be paid on June 24, 2002.

        Pursuant to its share repurchase program, the Company purchased 228,000 shares of its common stock in the open market at an aggregate cost of $3.3 million in the first quarter of 2002. Approximately 979,000 additional shares are available for purchase under the Company's repurchase program. The available shares may be purchased over an unspecified period of time and are to be held as treasury shares available for general corporate purposes.

  Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

        At March 31, 2002, the Company had cash and cash equivalents aggregating $76 million ($43 million held by non-U.S. subsidiaries) and an additional $80 million of restricted cash equivalents and restricted marketable debt securities held by the Company, of which $17 million was classified as a noncurrent asset. The Company's subsidiaries had $8 million available for borrowing at March 31, 2002 under existing non-U.S. credit facilities.

  Income tax contingencies

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

        The Company's 1998 U.S. federal income tax return is currently being examined by the U.S. Internal Revenue Service. The Company has granted an extension of the statute of limitations for assessment until September 30, 2003.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($9.1 million at March 31, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

        At March 31, 2002, the Company had net deferred tax liabilities of $134 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $150 million at March 31, 2002, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

  Environmental matters and litigation

        The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the

Company  evaluates  the  potential  range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($104 million at March 31, 2002) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $155 million. The Company's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

  Lead pigment litigation

        The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company expects that additional lead pigment and lead-based litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. See Item 1 - "Legal Proceedings."

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

  Special note regarding forward-looking statements

        The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), recoveries from insurance claims and the timing thereof, the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation, and other risks and uncertainties included in this Quarterly Report and in the 2001 Annual Report, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

                                  PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the 2001 Annual Report for descriptions of certain previously reported legal proceedings.

           Cofield, et. al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). The time for plaintiffs to timely file an appeal of the previously reported dismissal of this case has expired and with no notice of appeal having been received by the Company.

           Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2002 the trial court dismissed all claims in this previously reported case. Plaintiffs have appealed.

           Gaines, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). Upon motion to reconsider the case has been remanded to state court and local paint retailers reinstated as defendants in this previously reported case.

           In re: Lead Paint Litigation, Superior Court of New Jersey, Middlesex County, Case Code 702. One additional municipality has filed suit in this previously reported case.

           Rainer, et al. v. E.I. du Pont de Nemours, et al. ("Rainer I"), No. 5:00CV-223-M; Rainer, et al. v. Bill Richardson, et al. ("Rainer II"), No.
5:00CV-220-M; Shaffer, et al. v. Atomic Energy Commission, et al. ("Shaffer"), No. 5:00CV-307-M. In March 2002 the court approved the previously reported settlement in these cases and dismissed the claims against the Company and NLO, Inc. ("NLO") and the Department of Energy ("DOE") has agreed to pay the settlement amount. In the previously reported case of Dew, et al. v. Bill Richardson, et al. ("Dew"), No. 5:00CV-221-M, the Company's and NLO's motions to dismiss plaintiffs' claims were granted in part and denied in part. Pretrial proceedings and discovery continue in the Dew case.

           Liberty Independent School District, et al. v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). In May 2002 the Company was served with an amended complaint in this previously reported case. The amended complaint adds Liberty County, the City of Liberty, and the Dayton Independent School District as plaintiffs and drops the Lead Industries Association as a defendant.

           It is possible that other governmental entities or other plaintiffs may file claims related to lead pigment and paint similar to those described above and in the 2001 Annual Report.

           Since the filing of the 2001 Annual Report, the Company has been named as a defendant in asbestos cases in various jurisdictions on behalf of approximately 150 additional personal injury claimants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 8, 2002. All the nominees for director were elected with the voting results for each as follows:

         Director                           Shares For        Shares Withheld
----------------------------            ------------------- --------------------

Ms. Ann Manix                                47,166,757           448,386
Mr. J. Landis Martin                         47,337,241           277,902
Mr. George E. Poston                         47,394,487           220,656
Mr. Glenn R. Simmons                         47,122,427           492,716
Mr. Harold C. Simmons                        47,124,025           491,118
General Thomas P. Stafford                   47,183,951           431,192
Mr. Steven L. Watson                         47,116,287           498,856


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

                10.1 - Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2002.

                10.2 - Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 2002.

                10.3 - Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 2002.

           (b)  Reports on Form 8-K

                There were no Reports on Form 8-K filed during the quarter ended March 31, 2002 and through the date of this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                           NL INDUSTRIES, INC.
                                                         -----------------------
                                                              (Registrant)



Date:  May 13, 2002                                By    /s/ Robert D. Hardy
-------------------                                      -----------------------
                                                         Robert D. Hardy
                                                         Principal Financial and
                                                         Accounting Officer