Form 10-K/A
period 2001-12-31
NL INDUSTRIES INC
filed 2002-06-28
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K / A-1


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
                                                      ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
     Title of each class                         which registered
------------------------------               --------------------------
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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001 as set forth below and in the pages attached hereto:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------

         Exhibit No. 99.1, Annual Report of NL Industries, Inc. Retirement Savings Plan on Form 11-K for the year ended December 31, 2001 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              NL INDUSTRIES, INC.
                                         -----------------------------
                                               (Registrant)



Dated:  June 28, 2002              By:   /s/ Robert D. Hardy
                                         -----------------------------
                                         Robert D. Hardy
                                         Vice President, Chief Financial Officer