Form 10-Q
period 2002-06-30
NL INDUSTRIES INC
filed 2002-08-14
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
----- EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2002

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


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
Yes    X             No
    -------             ------

Number of shares of common stock outstanding on August 13, 2002:  48,623,984

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - June 30, 2002
              and December 31, 2001                                       3-4

            Consolidated Statements of Income - Three months and six
              months ended June 30, 2002 and 2001                          5

            Consolidated Statements of Comprehensive Income
              - Three months and six months ended
                June 30, 2002 and 2001                                     6

            Consolidated Statement of Shareholders' Equity
              - Six months ended June 30, 2002                             7

            Consolidated Statements of Cash Flows - Six
              months ended June 30, 2002 and 2001                         8-9

            Notes to Consolidated Financial Statements                   10-20

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        21-29


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                            30-31

  Item 6.   Exhibits and Reports on Form 8-K                             31-32

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                          June 30,  December 31,
              ASSETS                                        2002       2001
                                                         ---------- ------------
Current assets:
    Cash and cash equivalents ........................   $  176,182   $  116,037
    Restricted cash equivalents ......................       54,405       63,257
    Restricted marketable debt securities ............        7,119        3,583
    Accounts and notes receivable ....................      156,353      125,721
    Receivable from affiliates .......................        2,848        3,698
    Refundable income taxes ..........................        3,153        1,530
    Inventories ......................................      177,809      231,056
    Prepaid expenses .................................        4,480        3,193
    Deferred income taxes ............................       10,475       11,011
                                                         ----------   ----------

        Total current assets .........................      592,824      559,086
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................       49,754       45,227
    Receivable from affiliate ........................       31,650       31,650
    Investment in TiO2 manufacturing joint venture ...      136,178      138,428
    Prepaid pension cost .............................       22,266       18,411
    Restricted marketable debt securities ............       10,860       16,121
    Restricted cash equivalents ......................        2,732         --
    Unrecognized net pension obligations .............        5,901        5,901
    Other ............................................       21,429        6,517
                                                         ----------   ----------

        Total other assets ...........................      280,770      262,255
                                                         ----------   ----------

Property and equipment:
    Land .............................................       27,308       24,579
    Buildings ........................................      144,845      130,710
    Machinery and equipment ..........................      604,724      537,958
    Mining properties ................................       77,551       67,649
    Construction in progress .........................       11,524        5,071
                                                         ----------   ----------
                                                            865,952      765,967
    Less accumulated depreciation and depletion ......      502,508      436,217
                                                         ----------   ----------

        Net property and equipment ...................      363,444      329,750
                                                         ----------   ----------


                                                         $1,237,038   $1,151,091
                                                         ==========   ==========
                                     - 3 -


                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                                (In thousands)



    LIABILITIES AND SHAREHOLDERS' EQUITY              June 30,      December 31,
                                                        2002            2001
                                                    -----------     ------------
Current liabilities:
    Notes payable ..............................    $      --       $    46,201
    Current maturities of long-term debt .......          1,225           1,033
    Accounts payable and accrued liabilities ...        136,943         176,223
    Payable to affiliates ......................          9,140           6,919
    Accrued environmental costs ................         52,547          59,891
    Income taxes ...............................          6,941           7,277
    Deferred income taxes ......................          1,732           1,530
                                                    -----------     -----------

        Total current liabilities ..............        208,528         299,074
                                                    -----------     -----------


Noncurrent liabilities:
    Long-term debt .............................        323,823         195,465
    Deferred income taxes ......................        153,400         143,256
    Accrued environmental costs ................         49,226          47,589
    Accrued pension cost .......................         26,958          26,985
    Accrued postretirement benefits cost .......         28,738          29,842
    Other ......................................         14,400          14,729
                                                    -----------     -----------

        Total noncurrent liabilities ...........        596,545         457,866
                                                    -----------     -----------

Minority interest ..............................          7,603           7,208
                                                    -----------     -----------


Shareholders' equity:
    Common stock ...............................          8,355           8,355
    Additional paid-in capital .................        777,638         777,597
    Retained earnings ..........................        223,624         222,722
    Accumulated other comprehensive loss .......       (166,866)       (206,351)
    Treasury stock .............................       (418,389)       (415,380)
                                                    -----------     -----------

        Total shareholders' equity .............        424,362         386,943
                                                    -----------     -----------

                                                    $ 1,237,038     $ 1,151,091
                                                    ===========     ===========

Commitments and contingencies (Note 16)



          See accompanying notes to consolidated financial statements.

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                 Three months ended     Six months ended
                                      June 30,                June 30,
                                ---------------------  ----------------------
                                  2002         2001       2002         2001
                                ---------  ----------  ----------    --------
Revenues and other income:
    Net sales ................  $ 226,909  $  220,105  $  429,266    $446,165
    Other income, net ........      7,906       5,298      12,901      20,729
                                ---------  ----------  ----------    --------

                                  234,815     225,403     442,167     466,894
                                ---------  ----------  ----------    --------

Costs and expenses:
    Cost of sales ............    176,247     151,320     332,500     301,222
    Selling, general and
     administrative ..........     32,389      29,336      67,234      61,658
    Interest .................      8,078       6,887      14,613      13,863
                                ---------  ----------  ----------    --------

                                  216,714     187,543     414,347     376,743
                                ---------  ----------  ----------    --------

        Income before income
         taxes and minority
         interest ............     18,101      37,860      27,820      90,151

Income tax expense ...........      3,867      12,069       7,018      29,215
                                ---------  ----------  ----------    --------

        Income before minority
         interest ............     14,234      25,791      20,802      60,936

Minority interest ............        186         367         370         953
                                ---------  ----------  ----------    --------

        Net income ...........  $  14,048  $   25,424  $   20,432    $ 59,983
                                =========  ==========  ==========    ========

Earnings per share:

    Basic ....................  $     .29  $      .51  $      .42    $   1.20
                                =========  ==========  ==========    ========

    Diluted ..................  $     .29  $      .51  $      .42    $   1.20
                                =========  ==========  ==========    ========

Weighted average shares used
 in the calculation of
 earnings per share:
      Basic ..................     48,827      49,932      48,848      50,005
      Dilutive impact of
       stock options .........        126          95          98         183
                                ---------  ----------  ----------    --------

      Diluted ................     48,953      50,027      48,946      50,188
                                =========  ==========  ==========    ========

          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                      Three months ended      Six months ended
                                           June 30,               June 30,
                                     -------------------    --------------------
                                       2002        2001       2002       2001
                                     --------   --------    --------   --------


Net income .......................   $ 14,048   $ 25,424    $ 20,432   $ 59,983
                                     --------   --------    --------   --------
Other comprehensive income
 (loss), net of tax:
   Marketable securities
    adjustment:
      Unrealized holding gains
       arising during
       the period ................      4,652      7,391       3,129      3,589
      Add:  reclassification
       adjustment for loss
       included in net income ....       --          736        --          736
                                     --------   --------    --------   --------

                                        4,652      8,127       3,129      4,325

   Currency translation
    adjustment ...................     38,965     (4,467)     36,356    (20,365)
                                     --------   --------    --------   --------

      Total other
        comprehensive
        income (loss) ............     43,617      3,660      39,485    (16,040)
                                     --------   --------    --------   --------

        Comprehensive income         $ 57,665   $ 29,084    $ 59,917   $ 43,943
                                     ========   ========    ========   ========

          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Six months ended June 30, 2002

                                 (In thousands)

                                                                                   Accumulated other
                                                                              comprehensive income (loss)
                                                  Additional             ------------------------------------
                                          Common   paid-in    Retained     Currency    Pension     Marketable  Treasury
                                          stock    capital    earnings    translation liabilities  securities   stock        Total
                                          ------  ----------  --------    ----------- -----------  ----------  --------    --------

Balance at December 31, 2001 .........    $8,355    $777,597   $222,722    $(208,349)   $(6,352)   $ 8,350    $(415,380)   $386,943

Net income ...........................      --          --       20,432         --         --         --           --        20,432
Other comprehensive income, net of tax      --          --         --         36,356       --        3,129         --        39,485
Dividends ............................      --          --      (19,530)        --         --         --           --       (19,530)
Tax benefit of stock options exercised      --            41       --           --         --         --           --            41
Treasury stock:
    Acquired (228 shares) ............      --          --         --           --         --         --         (3,271)     (3,271)
    Reissued (23 shares) .............      --          --         --           --         --         --            262         262
                                          ------    --------   --------    ---------    -------    -------    ---------    --------

Balance at June 30, 2002 .............    $8,355    $777,638   $223,624    $(171,993)   $(6,352)   $11,479    $(418,389)   $424,362
                                          ======    ========   ========    =========    =======    =======    =========    ========



          See accompanying notes to consolidated financial statements.
                                      - 7 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2002 and 2001

                                 (In thousands)



                                                            2002         2001
                                                          --------     --------

Cash flows from operating activities:
    Net income .......................................    $ 20,432     $ 59,983
    Depreciation, depletion and amortization .........      15,820       14,930
    Deferred income taxes ............................       2,400        5,140
    Distributions from TiO2 manufacturing joint
     venture .........................................       2,250        4,950
    Litigation settlement gain, net included in
     restricted cash .................................        --        (10,307)
    Net losses from securities transactions ..........          12        1,133
    Insurance recoveries, net ........................        --         (1,929)
    Other, net .......................................      (3,572)      (2,065)
                                                          --------     --------

                                                            37,342       71,835

    Change in assets and liabilities:
        Accounts and notes receivable ................     (29,665)     (30,409)
        Insurance receivable .........................      11,053         (718)
        Inventories ..................................      68,227       21,463
        Prepaid expenses .............................        (796)      (2,520)
        Accounts payable and accrued liabilities .....     (58,638)     (16,310)
        Income taxes .................................      (2,878)       4,928
        Other, net ...................................      11,856       (3,008)
                                                          --------     --------

            Net cash provided by operating
             activities ..............................      36,501       45,261
                                                          --------     --------

Cash flows from investing activities:
    Capital expenditures .............................     (12,076)     (17,705)
    Property damaged by fire:
        Insurance proceeds ...........................        --          5,500
        Other, net ...................................        --         (1,000)
    Loans to affiliates:
        Loans ........................................        --        (33,400)
        Collections ..................................         500          250
    Acquisition of business ..........................      (9,149)        --
    Change in restricted cash equivalents and
     restricted marketable debt securities, net ......         595          682
    Other, net .......................................         830           41
                                                          --------     --------

        Net cash used by investing activities ........     (19,300)     (45,632)
                                                          --------     --------

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                    Six months ended June 30, 2002 and 2001

                                (In thousands)


                                                           2002          2001
                                                         ---------    ---------

Cash flows from financing activities:
    Dividends paid ...................................   $ (19,530)   $ (19,993)
    Treasury stock:
        Purchased ....................................      (3,271)      (2,718)
        Reissued .....................................         262          606
    Indebtedness:
        Borrowings ...................................     319,275        1,437
        Principal payments ...........................    (247,688)      (6,990)
        Deferred financing costs .....................      (9,342)        --
    Other, net .......................................         (11)          (5)
                                                         ---------    ---------

    Net cash provided (used) by financing activities .      39,695      (27,663)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities       56,896      (28,034)
        Currency translation .........................       3,053       (3,276)
        Acquisition of business ......................         196         --
                                                         ---------    ---------
                                                            60,145      (31,310)

    Balance at beginning of period ...................     116,037      120,378
                                                         ---------    ---------

    Balance at end of period .........................   $ 176,182    $  89,068
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $  18,599    $  13,709
    Income taxes, net ................................       7,496       19,147

    Acquisition of business:
        Cash and cash equivalents ....................   $     196    $    --
        Restricted cash ..............................       2,685         --
        Goodwill and other intangible assets .........       9,007         --
        Other noncash assets .........................       1,259         --
        Liabilities ..................................      (3,998)        --
                                                         ---------    ---------

            Cash paid ................................   $   9,149    $    --
                                                         =========    =========


          See accompanying notes to consolidated financial statements.
                                      - 9 -

                     NL INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

      NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. ("Kronos"). At June 30, 2002, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation, held approximately 62% and 21%, respectively, of NL's outstanding common stock. At June 30, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Tremont Group, Inc. ("Tremont Group"), which is 80% owned by Valhi and 20% owned by NL, held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of NL, Chairman of the Board and Chief Executive Officer of Contran, the Chairman of the Board of Valhi and a director of Tremont, may be deemed to control each of such companies. See
Note 8 and Note 18.

      The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2002 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted. Certain prior-year and prior-quarter amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with the Company's equity method investee. All goodwill arising in a purchase business combination

(including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company had goodwill of $6.4 million at June 30, 2002. See Note 3.

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

      The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that all of its previously-recognized gains and losses from the early extinguishment of debt that occurred on or after January 1, 1998 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported gains and losses from the early extinguishment of debt have been retroactively reclassified and reported as a component of income before extraordinary item. The effect of adoption for the six months ended June 30, 2002 was a reclassification of a first-quarter 2002 loss of $92,000 ($60,000, net of income tax benefit) from extraordinary item to income before extraordinary item under interest expense.

Note 2 - Earnings per share:

      Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business combination

      In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including acquisition costs of $.2 million. An entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly owned subsidiary of Contran owned the remainder of EWI. EWI provides reinsurance brokerage services for insurance policies of the Company, its joint venture and other affiliates of Contran as well as external third-party customers. In addition, EWI is attempting to obtain new third-party customers in the future. The purchase was approved by a special committee of the Company's Board of Directors consisting of two of its directors unrelated to Contran, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

      EWI's results of operations and cash flows are included in the Company's consolidated results of operations and cash flows beginning January 2002. The pro forma effect on the Company's results of operations in the first six months of 2001, assuming the acquisition of EWI had occurred as of January 1, 2001, is not material. The aggregate cash purchase price of $9.2 million (including acquisition costs of $.2 million) has been allocated to the assets acquired and liabilities assumed, consisting of a definite-lived, customer list intangible asset of $2.6 million and goodwill of $6.4 million, based upon preliminary estimates of fair value. Such identifiable intangible asset and goodwill were included in other noncurrent assets at June 30, 2002. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of fair values of the net assets acquired. The identifiable intangible asset will be amortized on a straight-line basis over a period of 7 years (approximately 6.5 years remaining at June 30, 2002) with no assumed residual value. Goodwill will not be amortized on a periodic basis but instead will subject to periodic impairment tests in accordance with the requirements of SFAS No. 142. See Note 1.

Note 4 - Business segment information:

      The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2.

                                         Three months ended        Six months ended
                                              June 30,                  June 30,
                                      ----------------------    ----------------------
                                        2002         2001         2002         2001
                                      ---------    ---------    ---------    ---------
                                                      (In thousands)

Net sales .........................   $ 226,909    $ 220,105    $ 429,266    $ 446,165
Other income (expense)
 excluding corporate ..............      (1,099)         768         (316)       2,010
                                      ---------    ---------    ---------    ---------
                                        225,810      220,873      428,950      448,175

Cost of sales .....................     176,247      151,320      332,500      301,222
Selling, general and
 administrative, excluding
 corporate ........................      24,898       24,383       49,626       49,867
                                      ---------    ---------    ---------    ---------

        Operating income ..........      24,665       45,170       46,824       97,086

Insurance recoveries, net .........        --          1,929         --          1,929
                                      ---------    ---------    ---------    ---------

        Income before corporate
         items, income taxes and
         minority interest ........      24,665       47,099       46,824       99,015

General corporate income (expense):
    Securities earnings, net ......       1,268        1,186        2,548        3,792
    Litigation settlement gains,
     net and other income .........       1,466        1,415        4,398       12,998
    Currency transaction gains
     (see Note 14) ................       6,271         --          6,271         --
    Corporate expenses ............      (7,491)      (4,953)     (17,608)     (11,791)
    Interest expense ..............      (8,078)      (6,887)     (14,613)     (13,863)
                                      ---------    ---------    ---------    ---------

       Income before income taxes
        and minority interest
          minority interest .......   $  18,101    $  37,860    $  27,820    $  90,151
                                      =========    =========    =========    =========

Note 5 - Accounts and notes receivable:

                                                       June 30,     December 31,
                                                         2002           2001
                                                      ---------     -----------
                                                          (In thousands)

Trade receivables ..............................      $ 147,034       $  99,989
Insurance claims receivable ....................            452          11,505
Recoverable VAT and other receivables ..........         11,503          16,585
Allowance for doubtful accounts ................         (2,636)         (2,358)
                                                      ---------       ---------

                                                      $ 156,353       $ 125,721
                                                      =========       =========

                                      - 13 -

Note 6 - Inventories:

                                                     June 30,       December 31,
                                                       2002            2001
                                                     --------      -------------
                                                          (In thousands)

Raw materials ............................           $ 34,856           $ 79,162
Work in process ..........................             10,431              9,675
Finished products ........................            103,465            117,201
Supplies .................................             29,057             25,018
                                                     --------           --------

                                                     $177,809           $231,056
                                                     ========           ========


Note 7 - Marketable equity securities:

                                                       June 30,     December 31,
                                                         2002           2001
                                                       --------     -----------
                                                          (In thousands)

Available-for-sale marketable equity
 securities (see Note 18):

    Unrealized gains ...........................       $ 18,994        $ 14,917
    Unrealized losses ..........................         (1,620)         (2,070)
    Cost .......................................         32,380          32,380
                                                       --------        --------

        Aggregate fair value ...................       $ 49,754        $ 45,227
                                                       ========        ========

      Available-for-sale marketable equity securities are comprised substantially of affiliate equity securities. At June 30, 2002, the Company indirectly owned 1,036,000 shares of Tremont with an aggregate fair value of approximately $30.9 million. Further, the Company also held 1,186,200 shares of Valhi with an aggregate fair value of approximately $18.5 million at June 30, 2002. See Note 6 in the 2001 Annual Report.

Note 8 - Receivable from affiliates:

      A majority-owned subsidiary of the Company, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont, a related party, under a reducing revolving loan agreement in the first quarter of 2001. See Note 1. The loan was approved by special committees of the Company's and EMS' Boards of Directors. The loan bears interest at prime plus 2% (6.75% at June 30, 2002), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The creditworthiness of Tremont is dependent in part on the value of the Company as Tremont's interest in the Company is one of Tremont's more substantial assets. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In each of the first and second quarters of 2002, Tremont repaid $250,000 of the loan. At June 30, 2002, the outstanding loan balance was $12.2 million, and no amounts were available for additional borrowings by Tremont. Tremont has requested an amendment of the terms of the revolving loan agreement and seeks, among other things, an extension of the maturity date and in increase in the amount of borrowings available to Tremont in order for Tremont to meet its projected near term obligations and continue the payment of dividends at the present quarterly rate. The merits of Tremont's proposal will be considered by special committees of the Company's and EMS' Boards of Directors. If the loan is extended, the Company does not expect a material impact on its liquidity. The current loan receivable balance of $.5 million was included in receivable from affiliates at June 30, 2002. This represents quarterly payments from Tremont through December 31, 2002 as further quarterly repayments may be subject to renegotiation. The remaining loan balance of $11.7 million was classified as noncurrent at June 30, 2002 as the Company does not expect repayment within one year.

      In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust No. 2 ("Family Trust"), one of the trusts described in Note 1, under a $25 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS' Boards of Directors. The loan bears interest at prime (4.75% at June 30, 2002), is due on demand with sixty days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of this collateral is dependent in part on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At June 30, 2002, $5 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at June 30, 2002, as the Company does not expect to demand repayment within one year.

Note 9 - Other noncurrent assets:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         ---------  ------------
                                                              (In thousands)

Deferred financing costs (see Note 12) .............       $ 9,343       $   848
Goodwill (see Note 3) ..............................         6,406          --
Intangible asset, net (see Note 3) .................         2,416          --
Other ..............................................         3,264         5,669
                                                           -------       -------

                                                           $21,429       $ 6,517
                                                           =======       =======

Note 10 - Accounts payable and accrued liabilities:

                                                      June 30,      December 31,
                                                        2002           2001
                                                     --------       ------------
                                                          (In thousands)

Accounts payable .........................           $ 59,133           $ 99,358
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             27,783             29,722
    Interest .............................                221              4,980
    Deferred income ......................              2,333              4,000
    Other ................................             47,473             38,163
                                                     --------           --------

                                                       77,810             76,865
                                                     --------           --------

                                                     $136,943           $176,223
                                                     ========           ========

                                      - 15 -

Note 11 - Other noncurrent liabilities:

                                                          June 30,  December 31,
                                                           2002        2001
                                                        ----------  ------------
                                                             (In thousands)

Insurance claims and expenses ..................         $ 8,221         $ 8,789
Employee benefits ..............................           3,842           3,476
Deferred income ................................            --               333
Other ..........................................           2,337           2,131
                                                         -------         -------

                                                         $14,400         $14,729
                                                         =======         =======

Note 12 - Notes payable and long-term debt:

                                                         June 30,   December 31,
                                                           2002         2001
                                                         ---------  ------------
                                                              (In thousands)

Notes payable - Kronos International, Inc. and
 subsidiaries ........................................     $   --       $ 46,201
                                                           ========     ========

Long-term debt:
    NL Industries, Inc.:
        11.75% Senior Secured Notes ..................     $   --       $194,000

    Kronos International, Inc. and subsidiaries:
        8.875% Senior Secured Notes ..................      283,005         --
        Revolving credit facility ....................       39,649         --
        Other ........................................        2,394        2,498
                                                           --------     --------
                                                            325,048      196,498
Less current maturities ..............................        1,225        1,033
                                                           --------     --------

                                                           $323,823     $195,465
                                                           ========     ========

      Notes payable at December 31, 2001, consisted of (euro)27 million ($24.0 million) and NOK 200 million ($22.2 million). Notes payable totaling $53.2 million were repaid on June 28, 2002 with proceeds from the revolving credit facility and available cash and the agreements were terminated. See description of revolving credit facility below.

      In June 2002 Kronos International, Inc. ("KII"), issued (euro)285 million ($280 million when issued and $283 million at June 30, 2002) principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At June 30, 2002, KII was in compliance with all the covenants. The Notes require cash interest payments on June 30 and December 30, commencing on December 30, 2002. KII has agreed to make an offer to exchange the Notes for registered publicly traded notes that have substantially identical terms as the Notes. In the event that KII does not (i) file a registration statement regarding such an exchange offer with the Securities and Exchange Commission, (ii) cause the registration statement to be declared effective, and
(iii) complete the exchange offer to exchange the Notes within specified time limits, the interest rate on the Notes would increase by up to .75% per year.

      In March 2002 the Company redeemed $25 million principal amount of its 11.75% Senior Secured Notes due October 2003 at par value, using available cash on hand. In addition, the Company used a portion of the net proceeds from the issuance of the Notes to redeem in full the remaining $169 million principal amount of the Company's 11.75% Senior Secured Notes. In accordance with the terms of the indenture governing the 11.75% Senior Secured Notes, on June 28, 2002, the Company irrevocably placed on deposit with the trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date. Immediately thereafter, the Company was released from its obligations under such indenture, the indenture was discharged and all collateral was released to the Company. Because the Company had been released as being the primary obligor under the indenture as of June 30, 2002, the 11.75% Senior Secured Notes were derecognized as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. The Company recognized a loss on the early extinguishment of debt of approximately $2 million in the second quarter of 2002, consisting primarily of the interest on the 11.75% Senior Secured Notes for the period from July 1 to July 28, 2002. Such loss was recognized as a component of interest expense.

      In June 2002 KII's operating subsidiaries in Germany, Belgium and Norway, entered into a three-year (euro)80 million secured revolving credit facility ("Credit Facility"). The Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. As of June 30, 2002,
(euro)13 million ($13 million) and NOK 200 million ($26 million) was borrowed at closing, and along with available cash, was used to repay and terminate KII's short term notes payable. At June 30, 2002, (euro)40 million was available for future working capital requirements and general corporate purposes of the borrowers. Borrowings bear interest at the applicable interbank market rate plus 1.75%. As of June 30, 2002, the interest rate was 5.15% and 8.80% on the euro and Norwegian kroner borrowings, respectively, and the weighted average interest rate was 7.61%.

      The Credit Facility is collateralized by accounts receivable and inventory of the borrowers, plus a limited pledge of certain other assets of the Belgian borrower. The Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. The Company has a (euro)5 million sub-limit for issuing letters of credit with no letters of credit issued at June 30, 2002. The borrowers were in compliance with all the covenants as of June 30, 2002.

      Deferred financing costs of $9.3 million for the Notes and the Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of June 30, 2002.

      Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $42 million at June 30, 2002 (including $40 million under the Credit Facility).

Note 13 - Income taxes:

      The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                             Six months ended
                                                                 June 30,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
                                                              (In thousands)

Expected tax expense ...................................   $  9,737    $ 31,553
Non-U.S. tax rates .....................................       (708)     (2,722)
Incremental tax on income of companies not included
  in NL's consolidated U.S. federal income tax return ..        202         300
Valuation allowance ....................................     (3,027)     (1,113)
U.S. state income taxes ................................         61         234
Other, net .............................................        753         963
                                                           --------    --------

        Income tax expense .............................   $  7,018    $ 29,215
                                                           ========    ========

Note 14 - Other income, net:

                                         Three months ended       Six months ended
                                              June 30,                June 30,
                                        --------------------     -------------------
                                          2002        2001        2002        2001
                                        --------    --------    --------    --------
                                                       (In thousands)

Securities earnings:
    Interest and dividends ..........   $  1,280    $  2,319    $  2,560    $  4,925
    Securities transactions .........        (12)     (1,133)        (12)     (1,133)
                                        --------    --------    --------    --------
                                           1,268       1,186       2,548       3,792

Litigation settlement gains, net ....        435        --         2,355      10,582
Insurance recoveries, net ...........       --         1,929        --         1,929
Currency transactions, net ..........      4,222         214       4,820       1,281
Noncompete agreement income .........      1,000       1,000       2,000       2,000
Disposition of property and equipment        643         (58)        597        (419)
Trade interest income ...............        333         476         555       1,069
Other, net ..........................          5         551          26         495
                                        --------    --------    --------    --------
                                        $  7,906    $  5,298    $ 12,901    $ 20,729
                                        ========    ========    ========    ========

  Litigation settlement gains, net

      In the first half of 2002 and 2001, the Company recognized litigation settlement gains with former insurance carrier groups of $2.4 million and $10.6 million, respectively, to settle certain insurance coverage claims related to environmental remediation. A majority of the proceeds from the 2001 settlement was transferred to special-purpose trusts established by the insurance carrier group to pay future remediation and other environmental expenditures of the Company.

  Currency transactions, net

      Included in currency transactions, net, as a result of the debt refinancing described in Note 12, the Company recognized a foreign currency transaction gain of $6.3 million in the second quarter of 2002 related to the extinguishment of certain intercompany indebtedness with KII.


Note 15 - Leverkusen fire and insurance claim:

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

      During the second quarter of 2001, the Company's insurance carriers approved a partial payment of $10.5 million ($9 million received as of June 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Five million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5.5 million represented property damage recoveries against clean-up costs, resulting in a net gain of $1.9 million. The Company settled its insurance claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 of which $27.3 million related to business interruption (which included the $5 million partial payment described above) and $29.1 million related to property damages, clean-up costs and other extra expenses. In the fourth quarter of 2001, $19.3 million of the $27.3 million of business interruption proceeds was recognized as a component of operating income, of which $16.6 million was attributable to recovery of unallocated period costs and lost margin related to the first, second and third quarters of 2001. No additional insurance recoveries related to the Leverkusen fire are expected to be received in 2002.

Note 16 - Commitments and contingencies:

      For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - "Legal Proceedings," and (iii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and (iv) the 2001 Annual Report.

Note 17 - Accounting principles not yet adopted:

      The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting this standard has not yet been determined.

      The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred.

Note 18 - Subsequent events:

      In July 2002 Valhi proposed a merger of Tremont and Valhi pursuant to which stockholders of Tremont, other than Valhi (but including the Company to the extent of the Company's ownership interest in the Tremont shares held by Tremont Group), would receive between 2 and 2.5 shares of Valhi common stock for each Tremont share held. Tremont has formed a special committee of its board of directors consisting of members unrelated to Valhi to review the proposal. There can be no assurance that any such merger will be completed or completed under the proposed terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

                                  Three months ended     %    Six months ended    %
                                      June 30,        Change     June 30,       Change
                                  ------------------ -------  ----------------  ------
                                     2002     2001             2002      2001
                                    ------   ------           ------   --------
                                    (In millions, except percentages and metric tons)

Net sales and operating income
    Net sales ......................$226.9   $220.1    +3%     $429.3  $  446.2   -4%
    Operating income ...............$ 24.7   $ 45.2   -45%     $ 46.8  $   97.1  -52%
    Operating income
      margin percentage ............   11%      21%               11%       22%

TiO2 operating statistics
    Percent change in average
      selling price (in
      billing currencies) ..........                  -14%                       -15%
    Sales volume(metric
      tons in thousands) ...........   123      105   +17%        235       208  +13%
    Production volume (metric tons
      in thousands) ................   113       99   +14%        219       207   +6%


      Kronos' operating income in the second quarter of 2002 decreased $20.5 million or 45% from the second quarter of 2001 due to lower average selling prices, partially offset by higher sales and production volumes. Kronos' operating income in the second quarter of 2001 included $5.0 million of business interruption insurance proceeds related to the fire at the Company's Leverkusen, Germany plant in 2001 described below. Compared to the first quarter of 2002, operating income in the second quarter of 2002 increased 11% on higher sales and production volumes.

      Operating income in the first half of 2002 was $46.8 million compared with $97.1 million in the first half of 2001 due to 15% lower average selling prices, partially offset by 13% higher sales volume and 6% higher production volume.

      Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the second quarter of 2002 was 14% lower than the second quarter of 2001 and was flat compared with the first quarter of 2002. Compared with the first quarter of 2002, selling prices in billing currencies increased in the European and export markets and decreased in the North American market. The average selling price in billing currencies in June 2002 was flat compared with the average selling price for the second quarter. June 2002 selling prices were 1% higher than March 2002 selling prices and the Company expects third-quarter prices to be higher than second quarter prices as previously announced price increases continue to be implemented. The Company expects a lower average selling price for full-year 2002 compared to full-year 2001.

      Kronos' second quarter 2002 average selling price expressed in U.S. dollars (computed using actual foreign currency exchange rates prevailing during the respective periods) was 13% lower than the second quarter of 2001 and 2% higher than the first quarter of 2002. June's average selling price expressed in

U.S. dollars was 2% higher than the average selling price for the second quarter reflecting the strengthening of the euro against the U.S. dollar that occurred primarily during June. Average selling prices expressed in U.S. dollars decreased 15% in the first half of 2002 compared with the first half of 2001.

      Second-quarter 2002 sales volume of 123,000 metric tons represented the highest quarter in Kronos' history. Second-quarter 2002 sales volume increased 17% from the second quarter of 2001 and increased 9% from the first quarter of 2002 reflecting sustained demand in all major regions. European, North American and export volumes each increased over 14% from the second quarter of 2001. Compared with the first quarter of 2002, sales volume increased 12% and 19% in the North American and export markets, respectively, while European sales volume increased moderately. Sales volume in the first half of 2002 was 27,000 metric tons higher, or 13%, than the first half of 2001. Kronos believes that the sales volume increase in the second quarter of 2002 was attributable to improving economic conditions, some seasonality and customer restocking inventory levels ahead of previously announced price increases. Kronos expects sales volume in the second half of 2002 to be lower than the first half of 2002. Kronos' sales volume for full-year 2002 should be higher than full-year 2001, due in part to the Leverkusen fire.

      Second-quarter 2002 production volume was 14% higher than the second quarter of 2001 and increased 7% from the first quarter of 2002 with operating rates at near full capacity in the second quarter of 2002. The increase from the prior year period was due in part to lost sulfate-process production in 2001 as a result of the Leverkusen fire. Production volume in the first half of 2002 increased 6% compared with the first half of 2001. Finished goods inventory levels at the end of the second quarter decreased 12% from March 2002 levels and represented approximately two months of sales. Kronos anticipates its production volume for full-year 2002 will be higher than that of full-year 2001, due in part to the Leverkusen fire.

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

      During the second quarter of 2001, the Company's insurance carriers approved a partial payment of $10.5 million ($9 million received as of June 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Five million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5.5 million represented property damage recoveries against clean-up costs, resulting in a net gain of $1.9 million. The Company settled its insurance claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 of which $27.3 million related to business interruption (which included the $5 million partial payment described above) and $29.1 million related to property damages, clean-up costs and other extra expenses. $19.3 million of the $27.3 million of business interruption proceeds was recognized as a component of operating income in the fourth quarter of 2001 of which $16.6 million was attributable to recovery of unallocated period costs and lost margin related to the first, second and third quarters of 2001. No additional insurance recoveries related to the Leverkusen fire are expected to be received in 2002.

      The Company believes TiO2 industry demand in the second half of 2002 should be better than TiO2 industry demand in the second half of 2001 due to worldwide economic conditions. Kronos' TiO2 production volume in 2002 is expected to approximate Kronos' 2002 TiO2 sales volume. In January 2002, Kronos announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, a portion of which was realized in the second quarter with additional increases expected to be realized in the third quarter of 2002. In May 2002, Kronos announced a second round of price increases in all major markets of approximately 7% to 11% above June 2002 prices. Kronos is hopeful that it will realize a portion of the announced May 2002 price increases during the fourth quarter of 2002, but the extent to which Kronos can realize any price increases during 2002 will depend on improving market conditions. Second half 2002 prices are expected to be higher than the first half of 2002. However, because TiO2 prices were declining in 2001 and the first quarter of 2002, the Company believes that its average 2002 prices will be significantly below its average 2001 prices. Overall, the Company expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

      Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the second quarter and first half of 2002 primarily due to lower average selling prices in billing currencies, partially offset by higher production volume. Excluding the effects of foreign currency translation, which increased the Company's expenses in the second quarter of 2002 compared to the second quarter of 2001 and decreased expenses in the first half of 2002 compared to the first half of 2001, the Company's selling, general and administrative expenses, excluding corporate expenses, in the second quarter of 2002 and first half were comparable to the year-earlier periods.

      A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a slightly stronger euro, on average, compared to the U.S. dollar in the second quarter of 2002 versus the year-earlier period, slightly increased the dollar value of sales in the second quarter of 2002 when compared to the year-earlier period. On a first half of 2002 compared to a first half of 2001 basis, fluctuations in the value of the U.S. dollar relative to other currencies slightly decreased net sales. Sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. The effect of the stronger euro on Kronos' operating costs that are not denominated in U.S. dollars increased operating costs in the second quarter of 2002 compared to the year-earlier period. In addition, Kronos revalued certain export trade receivables and certain monetary assets held by its subsidiaries whose functional currency is not the U.S. dollar and based on the weaker U.S. dollar reported a revaluation loss in the second quarter of 2002. As a result, the net impact of currency exchange rate fluctuations decreased operating income by $3.6 million and $2.5 million, respectively, in the second quarter of 2002 and first half of 2002 when compared to the year-earlier periods.

  General corporate

      The following table sets forth certain information regarding general corporate income (expense).

                           Three months ended               Six months ended
                                June 30,        Difference       June 30,         Difference
                           ------------------   ----------  ------------------    ----------
                             2002      2001                 2002       2001
                            ------    ------               -------    -------
                                                    (In millions)

Securities earnings ..     $  1.3    $  1.2    $    .1    $   2.6    $   3.8    $  (1.2)
Litigation settlement
  gains, net and other
  income .............        1.4       1.4        --         4.4       13.0       (8.6)
Currency transaction
  gains ..............        6.3        --        6.3        6.3        --         6.3
Corporate expense ....       (7.5)     (4.9)      (2.6)     (17.7)     (11.7)      (6.0)
Interest expense .....       (8.1)     (6.9)      (1.2)     (14.6)     (13.9)       (.7)
                           ------    ------    -------    -------    -------    -------

                           $ (6.6)   $ (9.2)   $   2.6    $ (19.0)   $  (8.8)   $ (10.2)
                           ======    ======    =======    =======    =======    =======

      Securities earnings in the second quarter of 2002 were comparable to the second quarter of 2001, while securities earnings for the first half of 2002 were $1.2 million lower compared with the first half of 2001, primarily due to lower interest rates and lower outstanding cash balances in the first half of 2002. The Company expects security earnings to be lower in 2002 compared to 2001 due primarily to lower average yields.

      In the first half of 2002 and 2001, the Company recognized litigation settlement gains with former insurance carrier groups of $2.4 million and $10.6 million, respectively, to settle certain insurance coverage claims related to environmental remediation. A majority of the proceeds from the 2001 settlement was transferred to special-purpose trusts established by the insurance carrier group to pay future remediation and other environmental expenditures of the Company.

      In June  2002  Kronos  International,  Inc.  ("KII")  completed  a private placement offering of (euro)285 million 8.875% Senior Secured Notes (the "Notes") due 2009. KII used the net proceeds of the Notes offering to repay certain intercompany indebtedness owed to the Company, a portion of which the Company used to redeem at par all of its outstanding 11.75% Senior Secured Notes due 2003, plus accrued interest. As a result of the refinancing, the Company recognized a foreign currency transaction gain of $6.3 million in the second quarter of 2002 related to the extinguishment of certain intercompany indebtedness. See Note 12 to the Consolidated Financial Statements.

      Corporate expense in the second quarter and first half of 2002 increased $2.6 million and $6.0 million, respectively, from comparable 2001 periods, primarily due to higher environmental expenses and higher legal expenses. Compared to the first quarter of this year, corporate expense in the second quarter of 2002 decreased 26% primarily due to lower environmental expense. The Company expects corporate expense in 2002 to be higher than the full year 2001.

      Interest expense in the second quarter of 2002 included $2.0 million related to the early extinguishment of the Company's 11.75% Senior Secured Notes, as the amount paid to extinguish the debt in June 2002 included interest for the month of July 2002. Excluding this unusual item, interest expense in the second quarter of 2002 was $6.1 million, down 12% compared with second quarter

2001 primarily due to reduced levels of outstanding debt. See Note 12 to the Consolidated Financial Statements.

  Provision for income taxes

      The Company reduced its deferred income tax valuation allowance by $3.0 million in the first half of 2002 and $1.1 million in the first half of 2001 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

  Accounting principles not yet adopted

      See Note 17 to the Consolidated Financial Statements.

  Other

      Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2002 and 2001 are presented below.

                                                                Six months ended
                                                                    June 30,
                                                                -----------------
                                                                2002        2001
                                                                -------   -------
                                                                 (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities ...........    $  37.3   $  71.8
        Changes in assets and liabilities ..................        (.8)    (26.5)
                                                                -------   -------
                                                                   36.5      45.3
    Investing activities ...................................      (19.3)    (45.6)
    Financing activities ...................................       39.7     (27.7)
                                                                -------   -------

      Net cash provided (used) by operating, investing,
        and financing activities ...........................    $  56.9   $ (28.0)
                                                                =======   =======


  Operating activities

      The TiO2 industry is cyclical and changes in economic conditions significantly affect the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, in the first half of 2002 decreased from the comparable period in 2001 primarily due to $50.3 million of lower operating income partially offset by a $6.3 million foreign currency transaction gain in the first half of 2002 related to the extinguishment of certain intercompany indebtedness with KII. The net cash used to fund changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) in the first half of 2002 was significantly less than the first half of 2001 with $30 million lower inventory balances (net of raw material accruals) and the collection of $11.1 million of insurance proceeds, offset by decreases in accounts payable and accrued liabilities in the first half of 2002. Inventories and accounts payable were affected by certain non-cash accruals for certain titanium ore contracts of $31.6 million and $15.3 million at December 31, 2001 and 2000, respectively. These non-cash accruals were reversed as raw materials were received under the contracts in the first half of 2002 and 2001, respectively.

  Investing activities

      Capital expenditures of $12.1 million in the first half of 2002 included approximately $2.2 million related to ongoing reconstruction of the Leverkusen, Germany sulfate plant. The Company expects to complete all reconstruction by December 31, 2002. In the second quarter of 2001, the Company received $5.5 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $1 million of expenses related to repairs and clean-up costs.

      In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million. See Note 3 to the Consolidated Financial Statements.

      In the first quarter of 2001, a majority-owned subsidiary of the Company, EMS, loaned $13.4 million to Tremont Corporation under a reducing revolving loan agreement. See Notes 1 and 8 to the Consolidated Financial Statements.

      In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 ("Family Trust"), one of the trusts described in Note 1 to the Consolidated Financial Statements, under a new $25 million revolving credit agreement. See Note 8 to the Consolidated Financial Statements.

  Financing activities

      In March 2002, the Company redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 the Company redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility and borrowed (euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). See Note 12 to the Consolidated Financial Statements.

      Deferred financing costs of $9.3 million for the Notes and the Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of June 30, 2002.

      In the second quarter of 2002, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.8 million. Dividends paid during the first half of 2002 totaled $.40 per share, or $19.5 million. On July 30, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of September 10, 2002 to be paid on September 24, 2002.

      Pursuant to its share repurchase program, the Company purchased approximately 228,000 shares of its common stock in the open market at an aggregate cost of $3.3 million in the first half of 2002 (none in second quarter of 2002). Approximately 979,000 additional shares are available for purchase under the Company's repurchase program through June 30, 2002. Through August 12, 2002, the Company purchased 214,000 shares of its common stock in the open market at an aggregate cost of $3.2 million. The available shares may be purchased over an unspecified period of time and are to be held as treasury shares available for general corporate purposes.

      Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

      At June 30, 2002, the Company had cash and cash equivalents aggregating $176 million ($22 million held by non-U.S. subsidiaries) and an additional $75 million of restricted cash equivalents and restricted marketable debt securities held by the Company, of which $14 million was classified as a noncurrent asset. Certain of the Company's subsidiaries had $42 million available for borrowing at June 30, 2002 under non-U.S. credit facilities (including $40 million under the Credit Facility).

  Income tax contingencies

      Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

      The Company's 1998 U.S. federal income tax return is currently being examined by the U.S. Internal Revenue Service ("IRS"), and the Company has granted an extension of the statute of limitations for assessment of such return until September 30, 2003. While EMS' 1998 U.S. federal income tax return is not currently being examined by the IRS, EMS, at the request of the IRS, has also granted an extension of the statute of limitations for assessment of such return until September 30, 2003. Based upon the course of the examination to date, the Company anticipates that the IRS may propose a substantial tax deficiency.

      The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.3 million at June 30, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

      At June 30, 2002, the Company had net deferred tax liabilities of $144 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $175 million at June 30, 2002, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

  Environmental matters and litigation

      The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($102 million at June 30, 2002) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $150 million. The Company's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, in view of the Company's historical operations, the Company expects that additional environmental matters will arise in the future.

  Lead pigment litigation

      The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn the precedent set by court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. See Item 1 - "Legal Proceedings."

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

  Special note regarding forward-looking statements

      The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation, and other risks and uncertainties included in this Quarterly Report and in the 2001 Annual Report, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the 2001 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 for descriptions of certain previously reported legal proceedings.

      In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702). Two additional municipalities have filed suit in this previously reported case. The Company has moved to dismiss all claims of all 25 municipalities.

      Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B). In May 2002, the Company was served with a complaint seeking compensatory and punitive damages jointly and severally from the former lead pigment manufacturers and LIA for property damage. The Company has denied all allegations of liability.

      Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). In June 2002, the trial court granted the Company's motion for summary judgment. The time for appeal has not yet expired.

      City of Milwaukee v. NL Industries, Inc., and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). A trial date of Oct. 27, 2003, has been set.

      Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). A trial date of July 7, 2003, for the first of the four plaintiff families has been set.

      Quitman County School District v. Lead Industries Association, et al., (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). Defendants removed this case to federal court. In July 2002 the United States District Court for the Northern District of Mississippi denied plaintiff's motion to remand the case to state court, and the case will remain pending in that federal court as case number 2:02CV004-P-B.

      El Paso Independent School District v. Lead Industries Association, et al., (District Court of El Paso County, Texas (No. 2002-2675)). In August 2002 the Company was served with a complaint seeking compensatory and exemplary damages from the Company and twelve other former lead pigment and/or paint manufacturers for alleged property damages due to the presence of lead paint in the school district's buildings. The complaint alleges product liability, strict liability, negligence, fraudulent misrepresentation, breach of warranties, statutory deceptive trade practices, conspiracy, fraud, concert of action, exemplary damages, and indemnity causes of action. The time for the Company to answer the complaint has not yet expired.

      The  parties in the  previously-reported  Brownsville  Independent  School
District, Liberty Independent School District, Houston Independent School District, and Harris County, Texas cases have reached an agreement in principle to abate, or stay, those cases pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events. The agreement is subject to completion and to approval by the various courts involved.

      The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

      Pulliam v. NL (Superior Court, Marion County, Indiana, No. 49F12-0104-CT-001301). In May 2002, the court granted the Company's motion to strike the plaintiffs' allegations that the case should be certified as a class action.

      Dew, et al. v. Bill Richardson, et al. (U.S. District Court for the Western District of Kentucky, No. 5:00CV-221-M). The Company and NLO answered the complaint in this previously-reported case in May 2002, denying all allegations of wrongdoing and liability. Pre-trial proceedings and discovery continue.

      United States of America v. NL Industries, Inc. et al., (U.S. District Court for the Southern District of Illinois, No. 91-CV00578). In July 2002, the Company executed a consent decree with the United States in this previously reported matter and is awaiting the execution of the consent decree by the United States. The decree embodies the previously reported agreement in principle with the United States, pursuant to which the Company will pay approximately $31.5 million, including $1 million in penalties, to settle its liabilities at this site.

      The Company has received a request from the U.S. EPA with respect to the on-site portion of the previously reported clean-up at the Company's formerly owned facility in Chicago, Illinois, requesting that the Company perform additional work. The Company intends to discuss the request with the U.S. EPA.

       Since the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, the Company has been named as a defendant in asbestos and/or silica cases in various jurisdictions brought on behalf of approximately 3,700 additional personal injury claimants. Included in the foregoing total is one case in Mississippi state court involving approximately 3,005 plaintiffs (Lawrence Graves, et al. vs. Monstanto Company, et al., Circuit Court, Second Judicial District, Jones County, Mississippi, Civil Action No. 2002-141-CV4). The Company anticipates that various of these cases will be set for trial from time-to-time for the foreseeable future.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            4.1 Indenture governing the 8.875% Senior Secured Notes due 2009, dated June 28, 2002, between Kronos International, Inc. and The Bank of New York, as Trustee.

            4.2 Form of certificate of 8.875% Senior Secured Notes due 2009 of Kronos International, Inc. (included as Exhibit A to Exhibit 4.1).

            4.3 Form of certificate of 8.875% Senior Secured Notes due 2009 of Kronos International, Inc. (included as Exhibit B to Exhibit 4.1).

            4.4  Purchase   Agreement,   dated  June  19,  2002,   among  Kronos
            International, Inc., Deutsche Bank AG London, Dresdner Bank AG London Branch and Commerzbank Aktiengesellschaft, London Branch.

            4.5 Registration Rights Agreement, dated June 28, 2002, among Kronos International, Inc., Deutsche Bank AG London, Dresdner Bank AG London and Commerzbank Adtiengesellschaft, London Branch.

            4.6 Collateral Agency Agreement, dated June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc.

            4.7 Security Over Shares Agreement, dated June 28, 2002, between Kronos International, Inc. and The Bank of New York.

            4.8 Pledge of Shares (shares in Kronos Denmark ApS), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A.

            4.9 Pledge Agreement (shares in Societe Industrielle du Titane S.A.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A.

            4.10 Partnership Interest Pledge Agreement (relating to fixed capital contribution in Kronos Titan GmbH & Co.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A.

            4.11 Deposit Agreement, dated June 28, 2002, among NL Industries, Inc. and JP Morgan Chase Bank, as trustee.

            4.12 Satisfaction and Discharge of Indenture, Release, Assignment and Transfer, dated June 28, 2002, made by JP Morgan Chase Bank pursuant to the Indenture for NL Industries, Inc.'s 11 3/4% Senior Secured Notes due 2003.

            10.1 (euro)80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders.

            99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

            99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            Reports on Form 8-K for the quarter ended June 30, 2002 through the date of this report:

            June 28, 2002 - reported items 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               NL INDUSTRIES, INC.
                                    --------------------------------------------
                                                  (Registrant)



Date:  August 13, 2002           By /s/ Robert D. Hardy
----------------------              --------------------------------------------
                                    Robert D. Hardy
                                      Principal Financial and Accounting Officer