Form 10-Q
period 2002-09-30
NL INDUSTRIES INC
filed 2002-11-15
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2002

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
                                                        ------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding on November 14, 2002: 47,682,384

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       Page
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.

          Consolidated Balance Sheets - September 30, 2002
           and December 31, 2001                                         3-4

          Consolidated Statements of Income - Three months and nine
           months ended September 30, 2002 and 2001                        5

          Consolidated Statements of Comprehensive Income
           - Three months and nine months ended
           September 30, 2002 and 2001                                     6

          Consolidated Statement of Shareholders' Equity
           - Nine months ended September 30, 2002                          7

          Consolidated Statements of Cash Flows - Nine
           months ended September 30, 2002 and 2001                      8-9

          Notes to Consolidated Financial Statements                   10-22

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         23-32

  Item 4. Controls and Procedures                                         33

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                            34-35

  Item 6. Exhibits and Reports on Form 8-K                             35-36

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                        September 30, December 31,
              ASSETS                                        2002          2001
                                                        -----------   ----------

Current assets:

    Cash and cash equivalents ........................   $  170,838   $  116,037
    Restricted cash equivalents ......................       52,832       63,257
    Restricted marketable debt securities ............        9,775        3,583
    Accounts and notes receivable ....................      158,569      125,721
    Receivable from affiliates .......................        2,601        3,698
    Refundable income taxes ..........................        1,102        1,530
    Inventories ......................................      170,841      231,056
    Prepaid expenses .................................        8,866        3,193
    Deferred income taxes ............................       11,461       11,011
                                                         ----------   ----------

        Total current assets .........................      586,885      559,086
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................       44,998       45,227
    Receivable from affiliate ........................       31,900       31,650
    Investment in TiO2 manufacturing joint venture ...      132,078      138,428
    Prepaid pension cost .............................       21,991       18,411
    Restricted marketable debt securities ............        7,204       16,121
    Restricted cash equivalents ......................        2,525         --
    Unrecognized net pension obligations .............        5,901        5,901
    Other ............................................       22,356        6,517
                                                         ----------   ----------

        Total other assets ...........................      268,953      262,255
                                                         ----------   ----------

Property and equipment:
    Land .............................................       26,861       24,579
    Buildings ........................................      141,948      130,710
    Machinery and equipment ..........................      602,388      537,958
    Mining properties ................................       77,910       67,649
    Construction in progress .........................        7,557        5,071
                                                         ----------   ----------
                                                            856,664      765,967
    Less accumulated depreciation and depletion ......      502,094      436,217
                                                         ----------   ----------

        Net property and equipment ...................      354,570      329,750
                                                         ----------   ----------

                                                         $1,210,408   $1,151,091
                                                         ==========   ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)



    LIABILITIES AND SHAREHOLDERS' EQUITY            September 30,    December 31,
                                                        2002             2001
                                                    -----------     ------------

Current liabilities:

    Notes payable ..............................    $      --       $    46,201
    Current maturities of long-term debt .......          1,221           1,033
    Accounts payable and accrued liabilities ...        144,419         176,223
    Payable to affiliates ......................          8,856           6,919
    Accrued environmental costs ................         52,887          59,891
    Income taxes ...............................          8,088           7,277
    Deferred income taxes ......................          1,832           1,530
                                                    -----------     -----------

        Total current liabilities ..............        217,303         299,074
                                                    -----------     -----------


Noncurrent liabilities:
    Long-term debt .............................        306,524         195,465
    Deferred income taxes ......................        154,116         143,256
    Accrued environmental costs ................         47,288          47,589
    Accrued pension cost .......................         26,149          26,985
    Accrued postretirement benefits cost .......         27,573          29,842
    Other ......................................         14,370          14,729
                                                    -----------     -----------

        Total noncurrent liabilities ...........        576,020         457,866
                                                    -----------     -----------


Minority interest ..............................          8,312           7,208
                                                    -----------     -----------


Shareholders' equity:
    Common stock ...............................          8,355           8,355
    Additional paid-in capital .................        777,638         777,597
    Retained earnings ..........................        222,722         222,722
    Accumulated other comprehensive loss .......       (174,357)       (206,351)
    Treasury stock .............................       (425,585)       (415,380)
                                                    -----------     -----------

        Total shareholders' equity .............        408,773         386,943
                                                    -----------     -----------

                                                    $ 1,210,408     $ 1,151,091
                                                    ===========     ===========

Commitments and contingencies (Note 16)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                           Three months ended    Nine months ended
                                             September 30,         September 30,
                                          ------------------    -------------------
                                            2002       2001       2002       2001
                                          --------   --------   --------   --------

Revenues and other income:
    Net sales .........................   $234,061   $206,952   $663,327   $653,117
    Other income, net .................      4,329      6,826     17,230     27,555
                                          --------   --------   --------   --------

                                           238,390    213,778    680,557    680,672
                                          --------   --------   --------   --------

Costs and expenses:
    Cost of sales .....................    177,521    145,945    510,021    447,167
    Selling, general and administrative     39,143     30,665    106,377     92,323
    Interest ..........................      7,554      6,949     22,167     20,812
                                          --------   --------   --------   --------

                                           224,218    183,559    638,565    560,302
                                          --------   --------   --------   --------

        Income before income taxes and
          minority interest ...........     14,172     30,219     41,992    120,370

Income tax expense ....................      4,677      9,681     11,695     38,896
                                          --------   --------   --------   --------

        Income before minority interest      9,495     20,538     30,297     81,474

Minority interest .....................        713       --        1,083        953
                                          --------   --------   --------   --------

        Net income ....................   $  8,782   $ 20,538   $ 29,214   $ 80,521
                                          ========   ========   ========   ========

Earnings per share:
    Basic .............................   $    .18   $    .41   $    .60   $   1.61
                                          ========   ========   ========   ========
    Diluted ...........................   $    .18   $    .41   $    .60   $   1.61
                                          ========   ========   ========   ========

Weighted average shares used
 in the calculation of earnings
 per share:
      Basic ...........................     48,623     49,621     48,772     49,876
      Dilutive impact of stock options          58         84         85        153
                                          --------   --------   --------   --------

      Diluted .........................     48,681     49,705     48,857     50,029
                                          ========   ========   ========   ========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                 Three months ended      Nine months ended
                                                    September 30,           September 30,
                                                 -------------------    --------------------
                                                  2002        2001        2002        2001
                                                 -------    --------    --------    --------

Net income ...................................   $ 8,782    $ 20,538    $ 29,214    $ 80,521
                                                 -------    --------    --------    --------

Other comprehensive income (loss), net of tax:
    Marketable securities adjustment:
        Unrealized holding gain (loss) arising
          during the period ..................    (2,890)     (5,258)        239      (1,669)
        Add:  reclassification adjustment for
          loss included in net income ........      --          --          --           736
                                                 -------    --------    --------    --------

                                                  (2,890)     (5,258)        239        (933)

    Currency translation adjustment ..........    (4,601)     13,161      31,755      (7,204)
                                                 -------    --------    --------    --------

        Total other comprehensive income
          (loss) .............................    (7,491)      7,903      31,994      (8,137)
                                                 -------    --------    --------    --------

            Comprehensive income .............   $ 1,291    $ 28,441    $ 61,208    $ 72,384
                                                 =======    ========    ========    ========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      Nine months ended September 30, 2002

                                 (In thousands)


                                                                                 Accumulated other
                                                                            comprehensive income (loss)
                                                      Additional         ---------------------------------
                                               Common  paid-in  Retained   Currency    Pension   Marketable Treasury
                                               stock   capital  earnings translation liabilities securities   stock     Total
                                           -----------------------------------------------------------------------------------

Balance at December 31, 2001                  $8,355 $ 777,597  $222,722  $(208,349)  $(6,352)     $8,350  $(415,380) $386,943

Net income                                      -         -       29,214       -          -           -         -       29,214
Other comprehensive income, net of tax          -         -         -        31,755       -           239       -       31,994
Dividends                                       -         -      (29,214)      -          -           -         -      (29,214)
Tax benefit of stock options exercised          -           41      -          -          -           -         -           41
Treasury stock:
    Acquired (719 shares)                       -         -         -          -          -           -      (10,559)  (10,559)
    Reissued (29 shares)                        -         -         -          -          -           -          354       354
                                              ---------------------------------------------------------------------------------
Balance at September 30, 2002                 $8,355 $ 777,638  $222,722  $(176,594)  $(6,352)     $8,589  $(425,585) $408,773
                                              =================================================================================

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2002 and 2001

                                 (In thousands)



                                                                         2002        2001
                                                                      --------    --------
Cash flows from operating activities:
    Net income ....................................................   $ 29,214    $ 80,521
    Depreciation, depletion and amortization ......................     24,590      22,335
    Deferred income taxes .........................................      3,549       7,340
    Distributions from TiO2 manufacturing joint venture ...........      6,350       5,513
    Litigation settlement gain, net included in restricted cash ...       --       (10,307)
    Net losses from securities transactions .......................         59       1,133
    Insurance recoveries, net .....................................       --        (5,829)
    Other, net ....................................................     (4,346)     (3,082)
                                                                      --------    --------

                                                                        59,416      97,624

    Change in assets and liabilities:
        Accounts and notes receivable .............................    (33,767)    (12,986)
        Insurance receivable ......................................     11,218      (2,508)
        Inventories ...............................................     72,532      15,676
        Prepaid expenses ..........................................     (5,208)     (3,891)
        Accounts payable and accrued liabilities ..................    (49,584)     (7,872)
        Income taxes ..............................................        377      12,018
        Other, net ................................................     13,125      (5,637)
                                                                      --------    --------

            Net cash provided by operating activities .............     68,109      92,424
                                                                      --------    --------

Cash flows from investing activities:
    Capital expenditures ..........................................    (18,070)    (32,391)
    Acquisition of business .......................................     (9,149)       --
    Loans to affiliates:
        Loans .....................................................       --       (33,400)
        Collections ...............................................        750         500
    Property damaged by fire:
        Insurance proceeds ........................................       --        10,500
        Other, net ................................................       --        (2,100)
    Change in restricted cash equivalents and restricted marketable
      debt securities, net ........................................        821         700
    Other, net ....................................................        848          84
                                                                      --------    --------

        Net cash used by investing activities .....................    (24,800)    (56,107)
                                                                      --------    --------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2002 and 2001

                                 (In thousands)


                                                             2002         2001
                                                         ---------    ----------
Cash flows from financing activities:
    Dividends paid ...................................   $ (29,214)   $ (29,897)
    Treasury stock:
        Purchased ....................................     (10,559)      (9,853)
        Reissued .....................................         354          619
    Indebtedness:
        Borrowings ...................................     330,800        1,437
        Principal payments ...........................    (271,939)     (22,132)
        Deferred financing costs .....................     (10,590)        --
    Other, net .......................................         (11)          (5)
                                                         ---------    ---------

    Net cash provided (used) by financing activities .       8,841      (59,831)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities       52,150      (23,514)
        Currency translation .........................       2,455          136
        Acquisition of business ......................         196         --
                                                         ---------    ---------
                                                            54,801      (23,378)

    Balance at beginning of period ...................     116,037      120,378
                                                         ---------    ---------

    Balance at end of period .........................   $ 170,838    $  97,000
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $  19,354    $  14,239
    Income taxes, net ................................       7,837       19,538

    Acquisition of business:
        Cash and cash equivalents ....................   $     196    $    --
                                                         ---------    ---------
        Restricted cash ..............................       2,685         --
        Goodwill and other intangible assets .........       9,007         --
        Other noncash assets .........................       1,259         --
        Liabilities ..................................      (3,998)        --
                                                         ---------    ---------

            Cash paid ................................   $   9,149    $    --
                                                         =========    =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     NL Industries, Inc. conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. ("Kronos"). At September 30, 2002, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation, held approximately 62% and 21%, respectively, of NL's outstanding common stock. At September 30, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Tremont Group, Inc. ("Tremont Group"), which is 80% owned by Valhi and 20% owned by NL, held approximately 80% of Tremont's outstanding common stock.
Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of NL, Chairman of the Board and Chief Executive Officer of Contran, the Chairman of the Board of Valhi and a director of Tremont, may be deemed to control each of such companies. See Note 8.

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2002 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.
Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with the Company's equity method investee. All goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company had goodwill of $6.4 million at September 30, 2002. See Note 3.

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

     The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that all of its previously-recognized gains and losses from the early extinguishment of debt that occurred on or after January 1, 1998 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported gains and losses from the early extinguishment of debt have been retroactively reclassified and reported as a component of income before extraordinary item. The effect of adoption for the nine months ended September 30, 2002 was a second-quarter 2002 reclassification of a first-quarter 2002 loss of $92,000 ($60,000, net of income tax benefit) from extraordinary item to income before extraordinary item under interest expense.

Note 2 - Earnings per share:

     Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business combination

     In January 2002 the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including acquisition costs of $.2 million. An entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly owned subsidiary of Contran owned the remainder of EWI. EWI provides reinsurance brokerage services for insurance policies of the Company, its joint venture and other affiliates of Contran as well as external third-party customers. In addition, EWI is attempting to obtain new third-party customers in the future. The purchase was approved by a special committee of the Company's Board of Directors consisting of two of its directors unrelated to Contran, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

     EWI's results of operations and cash flows are included in the Company's consolidated results of operations and cash flows beginning January 2002. The pro forma effect on the Company's results of operations in the first nine months of 2001, assuming the acquisition of EWI had occurred as of January 1, 2001, is not material. The aggregate cash purchase price of $9.2 million (including acquisition costs of $.2 million) has been allocated to the assets acquired and liabilities assumed, consisting of a definite-lived, customer list intangible asset of $2.6 million and goodwill of $6.4 million, based upon preliminary estimates of fair value. Such identifiable intangible asset and goodwill were included in other noncurrent assets at September 30, 2002. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of fair values of the net assets acquired. The identifiable intangible asset will be amortized on a straight-line basis over a period of 7 years
(approximately 6.3 years remaining at September 30, 2002) with no assumed residual value. Goodwill will not be amortized on a periodic basis but instead will subject to periodic impairment tests in accordance with the requirements of SFAS No. 142. See Note 1.

Note 4 - Business segment information:

     The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2.

                                                   Three months ended        Nine months ended
                                                     September 30,             September 30,
                                                 ----------------------    ----------------------
                                                    2002         2001         2002         2001
                                                    ----         ----         ----         ----
                                                                            (In thousands)

Net sales ....................................   $ 234,061    $ 206,952    $ 663,327    $ 653,117
Other income (expense),
 excluding corporate .........................       1,558         (337)       1,242        1,673
                                                 ---------    ---------    ---------    ---------
                                                   235,619      206,615      664,569      654,790

Cost of sales ................................     177,521      145,945      510,021      447,167
Selling, general and
 administrative, excluding corporate .........      28,479       24,448       78,105       74,315
                                                 ---------    ---------    ---------    ---------

        Operating income .....................      29,619       36,222       76,443      133,308

Insurance recoveries, net ....................        --          3,900         --          5,829
                                                 ---------    ---------    ---------    ---------

        Income before corporate items, income
          taxes and minority interest ........      29,619       40,122       76,443      139,137

General corporate income (expense):
    Securities earnings, net .................       1,752        2,145        4,300        5,937
    Litigation settlement gains, net and other
      income .................................       1,019        1,129        5,417       14,127
    Currency transaction gains (see Note 14) .        --           --          6,271         --
    Corporate expenses .......................     (10,664)      (6,228)     (28,272)     (18,019)
    Interest expense .........................      (7,554)      (6,949)     (22,167)     (20,812)
                                                 ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ..................   $  14,172    $  30,219    $  41,992    $ 120,370
                                                 =========    =========    =========    =========

Note 5 - Accounts and notes receivable:

                                                    September 30,     December 31,
                                                        2002             2001
                                                    ------------      ------------
                                                             (In thousands)

Trade receivables ..............................      $ 149,560       $  99,989
Insurance claims receivable ....................            287          11,505
Recoverable VAT and other receivables ..........         11,321          16,585
Allowance for doubtful accounts ................         (2,599)         (2,358)
                                                      ---------       ---------

                                                      $ 158,569       $ 125,721
                                                      =========       =========

Note 6 - Inventories:

                                                   September 30,      December 31,
                                                       2002               2001
                                                     --------          ---------
                                                            (In thousands)

Raw materials ............................           $ 33,835           $ 79,162
Work in process ..........................             11,304              9,675
Finished products ........................             96,788            117,201
Supplies .................................             28,914             25,018
                                                     --------           --------

                                                     $170,841           $231,056
                                                     ========           ========

Note 7 - Marketable equity securities:

                                                   September 30,      December 31,
                                                       2002              2001
                                                     --------         ----------
                                                             (In thousands)

Available-for-sale marketable equity securities:
Unrealized gains ...........................         $ 13,133          $ 14,917
Unrealized losses ..........................             (515)           (2,070)
Cost .......................................           32,380            32,380
                                                     --------          --------

    Aggregate fair value ...................         $ 44,998          $ 45,227
                                                     ========          ========

     Available-for-sale marketable equity securities are comprised substantially of affiliate equity securities. At September 30, 2002, the Company directly, or indirectly through its 20% ownership interest in Tremont Group, owned an aggregate of approximately 1,036,000 shares of Tremont with an aggregate fair value of approximately $33.2 million. Further, the Company also held 1,186,200 shares of Valhi with an aggregate fair value of approximately $11.6 million at September 30, 2002. See Note 6 of the Notes to Consolidated Financial Statements in the 2001 Annual Report.

     In November 2002 Valhi and Tremont and Valhi and Tremont Group entered into definitive merger agreements pursuant to which stockholders of Tremont, other than Valhi (but including the Company) would receive 3.4 shares of Valhi common stock for each share of Tremont held (including the shares of Tremont indirectly owned by the Company through its 20% ownership interest in Tremont Group). The merger between Tremont and Valhi was approved by the board of directors of Tremont based upon the recommendation of a special committee of the Tremont board comprised of directors who are not affiliated with Valhi, is subject to customary closing conditions and will require the approval by a majority of the outstanding Tremont shares. Tremont Group, which owns approximately 80% of Tremont, has indicated that it intends to vote its shares in favor of such merger. Upon completion of the mergers, the Company would receive an aggregate of approximately 3.5 million shares of Valhi common stock in return for its shares of Tremont Group and Tremont and would account for such Valhi shares in the same manner that it accounts for the 1.2 million Valhi shares currently held by the Company (available-for-sale marketable securities). The Company would recognize gain or loss equal to the difference between the market value of the shares of Valhi common stock received and the cost basis of the shares of Tremont Group and Tremont exchanged.


Note 8 - Receivable from affiliates:

     A majority-owned subsidiary of the Company, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont, a related party, under a reducing revolving loan agreement ($250,000 per quarter) in the first quarter of 2001 that matured in March 2003. See Note 1. The loan was approved by special committees of the Company's and EMS' Boards of Directors. At September 30, 2002, the outstanding loan balance was $11.9 million. In October 2002 a special committee of the Company's Board of Directors approved new loan terms proposed by Tremont, whereby Tremont repaid the outstanding principal and interest balance on the EMS loan with proceeds from a new $15 million revolving loan agreement with the Company. As such, the EMS loan was extinguished and cancelled. Similar to the EMS loan, the Company's loan to Tremont bears interest at prime plus 2% (6.75% at October 23, 2002 with interest payable quarterly), and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The loan is due December 31, 2004, with no principal payments required prior to that date. The maximum amount available to Tremont under the revolving loan agreement is $15 million. The creditworthiness of Tremont is dependent in part on the value of the Company as Tremont's interest in the Company is Tremont's most substantial asset. Because of such refinancing, the $11.9 million balance due from Tremont at September 30, 2002 has been classified as a noncurrent receivable from affiliate.

     In May 2001 a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust No. 2 ("Family Trust"), one of the trusts described in Note 1, under a $25 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS' Boards of Directors. The loan bears interest at prime (4.75% at September 30, 2002), is due on demand with sixty days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of this collateral is dependent in part on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At September 30, 2002, $5 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at September 30, 2002, as the Company does not expect to demand repayment within one year.

Note 9 - Other noncurrent assets:

                                                         September 30,  December 31,
                                                             2002          2001
                                                            -------       ------
                                                                (In thousands)

Deferred financing costs (see Note 12) ..............       $10,054       $  848
Goodwill (see Note 3) ...............................         6,406         --
Intangible asset, net (see Note 3) ..................         2,323         --
Other ...............................................         3,573        5,669
                                                            -------       ------

                                                            $22,356       $6,517
                                                            =======       ======

Note 10 - Accounts payable and accrued liabilities:

                                                   September 30,      December 31,
                                                       2002               2001
                                                     --------           --------
                                                             (In thousands)

Accounts payable .........................           $ 61,572           $ 99,358
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             31,156             29,722
    Interest .............................              6,545              4,980
    Deferred income ......................              1,333              4,000
    Other ................................             43,813             38,163
                                                     --------           --------

                                                       82,847             76,865
                                                     --------           --------

                                                     $144,419           $176,223
                                                     ========           ========

Note 11 - Other noncurrent liabilities:

                                                      September 30,     December 31,
                                                          2002             2001
                                                         -------         -------
                                                              (In thousands)

Insurance claims and expenses ..................         $ 8,408         $ 8,789
Employee benefits ..............................           3,762           3,476
Deferred income ................................            --               333
Other ..........................................           2,200           2,131
                                                         -------         -------

                                                         $14,370         $14,729
                                                         =======         =======

Note 12 - Notes payable and long-term debt:

                                                           September 30, December 31,
                                                               2002         2001
                                                           ------------  ------------
                                                                 (In thousands)

Notes payable - Kronos International, Inc. and subsidiaries   $   --     $ 46,201
                                                              ========   ========

Long-term debt:
    NL Industries, Inc.:
        11.75% Senior Secured Notes .......................   $   --     $194,000

    Kronos International, Inc. and subsidiaries:
        8.875% Senior Secured Notes .......................    278,673       --
        Revolving credit facility .........................     26,993       --
        Other .............................................      2,079      2,498
                                                              --------   --------
                                                               307,745    196,498
Less current maturities ...................................      1,221      1,033
                                                              --------   --------

                                                              $306,524   $195,465
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

     In June 2002 Kronos International, Inc. ("KII"), issued (euro)285 million ($280 million when issued and $279 million at September 30, 2002) principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In addition, the indenture contains customary cross-default provisions with respect to other debt and obligations of KII or its subsidiaries. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At September 30, 2002, KII was in compliance with all the covenants. The Notes require cash interest payments on June 30 and December 30, commencing on December 30, 2002. KII commenced an exchange offer on October 18, 2002 to exchange the Notes for registered publicly traded notes that have substantially identical terms as the Notes. The exchange offer ends November 18, 2002 unless extended by KII.

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

     In June 2002 KII's operating subsidiaries in Germany, Belgium and Norway (the "European Borrowers"), entered into a three-year (euro)80 million secured revolving credit facility ("European Credit Facility"). The European Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. In addition, the European Credit Facility has a (euro)5.0 million sub limit available for issuance of letters of credit. As of September 30, 2002, (euro)16.7 million ($16.3 million) and NOK 80.0 million ($10.7 million) was outstanding under the European Credit Facility and (euro)1.8 million ($1.7 million) of letters of credit were also outstanding under the European Credit Facility. At September 30, 2002, approximately (euro)51 million was available for additional borrowings. Borrowings bear interest at the applicable interbank market rate plus 1.75%. As of September 30, 2002, the interest rate was 5.07% and 8.86% on the euro and Norwegian kroner borrowings, respectively, and the weighted average interest rate was 6.57%.

     The European Credit Facility is collateralized by accounts receivable and inventory of the European Borrowers, plus a limited pledge of certain other assets of the Belgian borrower. The European Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the European Borrowers, KII and its other subsidiaries. The European Borrowers were in compliance with all the covenants as of September 30, 2002.

     In September 2002 the Company's U.S. operating subsidiaries (the "U.S. Borrowers") entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility"). Under the terms of the U.S. Credit Facility, the amount available for borrowing is based on a formula-derived borrowing base using eligible accounts receivable and eligible inventory and is subject to maintaining $5 million of minimum excess availability ("Borrowing Availability"). The maximum amount available under the U.S. Credit Facility is $45 million. As of September 30, 2002, there were no outstanding borrowings under the U.S. Credit Facility. Borrowings bear interest at either prime rate or eurodollar rates plus a margin spread based on average excess availability under the U.S. Credit Facility or certain levels of EBITDA (as defined) of the borrowers. Margin spreads range from 0.25% to 1.00% for prime rate borrowings and 2.00% to 2.75% for eurodollar rate borrowings. The U.S. Credit Facility is available for future working capital requirements and general corporate purposes of the U.S. Borrowers, including dividend distributions. The U.S. Borrowers were in compliance with all the covenants as of September 30, 2002. The U.S. Credit Facility is collateralized by accounts receivable, inventory and certain fixed assets of the U.S. Borrowers. The U.S. Credit Facility contains, among other things, various restrictive and financial covenants including restrictions on incurring liens, asset sales, mergers, and minimum EBITDA (as defined) of the U.S. Borrowers and Kronos. As of September 30, 2002, no borrowings were outstanding under the U.S. Credit Facility and Borrowing Availability was $39 million.

     Deferred financing costs of $10.6 million for the Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of September 30, 2002.

     Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $51 million at September 30, 2002 (including approximately $50 million under the European Credit Facility of which approximately $3.3 million is available for letters of credit).

Note 13 - Income taxes:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                            Nine months ended
                                                              September 30,
                                                        ------------------------
                                                          2002           2001
                                                        ---------      ---------
                                                             (In thousands)

Expected tax expense .............................      $ 14,697       $ 42,130
Non-U.S. tax rates ...............................        (3,918)        (3,451)
Incremental tax on income of companies
 not included in NL's consolidated U.S. ..........
 federal income tax return .......................           403            416
Valuation allowance ..............................        (1,828)        (1,343)
U.S. state income taxes ..........................            38            444
Tax contingency reserve adjustments, net .........         2,214           --
Other, net .......................................            89            700
                                                        --------       --------

        Income tax expense .......................      $ 11,695       $ 38,896
                                                        ========       ========

Note 14 - Other income, net:

                                        Three months ended      Nine months ended
                                           September 30,           September 30,
                                        -------------------    --------------------
                                         2002        2001        2002        2001
                                        -------    --------    --------    --------
                                                        (In thousands)

Securities earnings:
    Interest and dividends ..........   $ 1,799    $  2,145    $  4,359    $  7,070
    Securities transactions .........       (47)       --           (59)     (1,133)
                                        -------    --------    --------    --------
                                          1,752       2,145       4,300       5,937

Litigation settlement gains, net ....         5        --         2,360      10,582
Insurance recoveries, net ...........      --         3,900        --         5,829
Currency transactions, net ..........       648      (1,183)      5,468          98
Noncompete agreement income .........     1,000       1,000       3,000       3,000
Disposition of property and equipment      (146)          3         451        (416)
Trade interest income ...............       757         611       1,312       1,680
Other, net ..........................       313         350         339         845
                                        -------    --------    --------    --------

                                        $ 4,329    $  6,826    $ 17,230    $ 27,555
                                        =======    ========    ========    ========

  Litigation settlement gains, net

     In the first nine months of 2002 and 2001, the Company recognized litigation settlement gains with former insurance carrier groups of $2.4 million and $10.6 million, respectively, to settle certain insurance coverage claims related to environmental remediation. A majority of the proceeds from the 2001 settlement was transferred to special-purpose trusts established by the insurance carrier group to pay future remediation and other environmental expenditures of the Company.

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

     During the third quarter of 2001, the Company's insurance carriers approved a partial payment of $8 million ($6.8 million received as of September 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Three million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5 million represented property damage recoveries against which the Company recorded $1.1 million of expense related to clean-up costs, resulting in a net gain of $3.9 million. In the first nine months of 2001, the Company's insurance carriers approved payment of $18.5 million ($17.3 million received as of September 30, 2001) for losses caused by the Leverkusen fire, including the $8 million discussed above. Eight million dollars of this payment was for business interruption losses and the remaining $10.5 million was for property damage losses against which the Company recorded $4.7 million of expenses resulting in a net gain of $5.8 million. The Company settled its insurance claim involving the Leverkusen fire during the fourth quarter of 2001 for an aggregate of $56.4 million (including amounts previously received by the Company), of which $27.3 million related to business interruption and $29.1 million related to property damages, clean-up costs and other extra expenses. The Company recognized $19.3 million of business interruption insurance proceeds in the fourth quarter of 2001, of which $16.6 million was attributable to unallocated period costs and lost margin related to the first, second and third quarters of 2001. No additional insurance recoveries related to the Leverkusen fire are expected to be received in 2002.

Note 16 - Commitments and contingencies:

     For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - "Legal Proceedings," and (iii) the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, and (iv) the 2001 Annual Report.

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

Note 18 - Subsequent event:

     On October 22, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of December 9, 2002 to be paid on December 23, 2002. On November 14, 2002, the Company's Board of Directors declared an additional dividend of $2.50 per share to shareholders of record as of November 25, 2002 to be paid on December 5, 2002. The Company anticipates that $11.9 million of the additional dividend to be paid to Tremont would be used by Tremont to repay, in its entirety, Tremont's loan with the Company, although the revolving loan agreement would remain in effect following the repayment and would not be canceled.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                      Three months ended           %            Nine months ended           %
                                         September 30,           Change           September 30,           Change
                                   -------------------------- ------------- -------------------------- -------------
                                        2002          2001                       2002          2001
                                   ------------  ------------               ------------  ------------
                                                       (In millions, except percentages and metric tons)

Net sales and operating income
    Net sales                         $  234.1       $207.0       +13%       $   663.3         $653.1        +2%
    Operating income                  $   29.6       $ 36.2       -18%       $    76.4         $133.3       -43%
    Operating income margin
      percentage                          13%          18%                        12%            20%

TiO2 operating statistics
    Percent change in average
      selling price (in billing
      currencies)                                                  -7%                                      -12%
    Sales volume (metric tons in
      thousands)                         117          103         +14%           352            311         +13%
    Production volume (metric
      tons in thousands)                 116          109          +7%           335            315          +6%

     Kronos' operating income in the third quarter of 2002 decreased $6.6 million or 18% from the third quarter of 2001 due to lower average selling prices, partially offset by higher sales and production volumes. Operating income in the third quarter of 2001 included $3.0 million of business interruption insurance proceeds related to the previously reported fire at the Company's Leverkusen, Germany plant in 2001. Compared with the second quarter of 2002, operating income in the third quarter of 2002 increased 20% on higher selling prices and higher production volume, partially offset by lower sales volume.

     Kronos' operating income in the first nine months of 2002 was $76.4 million and decreased $56.9 million or 43% from the first nine months of 2001 due to 12% lower average selling prices, partially offset by 13% higher sales volume and 6% higher production volume. Operating income in the first nine months of 2001 included $8.0 million of business interruption insurance proceeds.

     Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the third quarter of 2002 was 7% lower than the third quarter of 2001 and was 3% higher compared with the second quarter of 2002. Compared with the second quarter of 2002, selling prices in billing currencies increased in all major markets. The average selling price in billing currencies for the first nine months of 2002 was 12% lower compared with the first nine months of 2001. September 2002 selling prices were flat compared with the average selling price for the quarter; however, the Company expects fourth-quarter prices to be higher than third quarter prices as previously announced price increases continue to be implemented, but the extent to which the Company will realize such price increases will depend on economic and competitive conditions. The Company expects a lower average selling price for full-year 2002 compared to full-year 2001.

     Kronos' third-quarter 2002 average selling price expressed in U.S. dollars (computed using actual foreign currency exchange rates prevailing during the respective periods) was 2% lower than the third quarter of 2001 and 8% higher than the second quarter of 2002. The September 2002 average selling price expressed in U.S. dollars was flat compared with the average selling price for the third quarter. Average selling prices expressed in U.S. dollars decreased 11% in the first nine months of 2002 compared with the first nine months of 2001.

     Third-quarter 2002 sales volume increased 14% from the third quarter of 2001 and decreased 4% from the record second quarter of 2002. European and North American volumes each increased over 16% from the third quarter of 2001, while export volumes decreased 3% from third quarter 2001. Compared with the second quarter of 2002, sales volume decreased 5%, 2% and 8% in the European, North American and export markets, respectively. Sales volume in the first nine months of 2002 was 41,000 metric tons higher, or 13%, than the first nine months of 2001. Kronos believes that the sales volume increase in the first nine months of 2002 compared with the first nine months of 2001 was attributable to improving economic conditions and customer restocking inventory levels ahead of previously announced price increases and, in part, to the effects of the Leverkusen fire in 2001. While Kronos expects sales volume in the fourth quarter to be seasonally lower than third quarter 2002, fourth quarter 2002 volumes should significantly exceed fourth quarter 2001 volumes. Kronos' sales volume for full-year 2002 should be significantly higher than full-year 2001, due in part to the Leverkusen fire.

     Third-quarter 2002 production volume was 7% higher than the third quarter of 2001 and increased 3% from the second quarter of 2002 with operating rates near full capacity in the third quarter of 2002. The increase from the prior year period was due in part to lost sulfate-process production in 2001 as a result of the Leverkusen fire. Production volume in the first nine months of 2002 increased 6% compared with the first nine months of 2001. Finished goods inventory levels at the end of the third quarter decreased 2% from June 2002 levels and represented approximately two months of sales. Kronos anticipates its production volume for full-year 2002 will be higher than that of full-year 2001, due in part to the Leverkusen fire.

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

     During the third quarter of 2001, the Company's insurance carriers approved a partial payment of $8 million ($6.8 million received as of September 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Three million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5 million represented property damage recoveries against which the Company recorded $1.1 million of expense related to clean-up costs, resulting in a net gain of $3.9 million. In the first nine months of 2001, the Company's insurance carriers approved payment of $18.5 ($17.3 million received as of September 30, 2001) for losses caused by the Leverkusen fire, including the $8 million discussed above. Eight million dollars of this payment was for business interruption losses and the remaining $10.5 million was for property damage losses against which the Company recorded $4.7 million of expenses resulting in a net gain of $5.8 million. The Company settled its insurance claim involving the Leverkusen fire during the fourth quarter of 2001 for an aggregate of $56.4 million (including amounts previously received by the Company), of which $27.3 million related to business interruption and $29.1 million related to property damages, clean-up costs and other extra expenses. The Company recognized $19.3 million of business interruption insurance proceeds in the fourth quarter of 2001, of which $16.6 million was attributable to unallocated period costs and lost margin related to the first, second and third quarters of 2001. No additional insurance recoveries related to the Leverkusen fire are expected to be received in 2002.

     The Company believes TiO2 industry demand in the fourth quarter of 2002 should be better than TiO2 industry demand in the fourth quarter of 2001 due to worldwide economic conditions. Based on stronger than anticipated demand in the first nine months of 2002, Kronos' TiO2 sales volume in 2002 is expected to exceed Kronos' 2002 TiO2 production volume. In January 2002 Kronos announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, a portion of which was realized in the second and third quarters. In May 2002 Kronos announced a second round of price increases in all major markets of approximately 7% to 11% above June 2002 prices. Assuming demand for TiO2 remains at reasonable levels, Kronos expects to realize a portion of the announced May 2002 price increases during the fourth quarter of 2002, but the extent to which Kronos will realize price increases will depend on economic and competitive conditions. Since TiO2 prices were declining in 2001 and the first quarter of 2002, the Company believes that its average 2002 prices will be significantly below its average 2001 prices. Overall, the Company expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

     Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the third quarter and first nine months of 2002 primarily due to lower average selling prices in billing currencies, partially offset by higher production volume. Excluding the effects of foreign currency translation, which increased the Company's expenses in the third quarter and first nine months of 2002 compared to year-earlier periods, the Company's selling, general and administrative expenses, excluding corporate expenses, in the third quarter and first nine months of 2002 were slightly higher compared to the year-earlier periods primarily due to higher distribution expenses associated with higher sales volume in the 2002 periods.

     A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger euro compared to the U.S. dollar in the third quarter and first nine months of 2002 versus the year-earlier periods, increased the dollar value of sales in the third quarter and first nine months of 2002 by a net $14 million and $10 million, respectively, when compared to the year-earlier periods. Sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. The effect of the stronger euro on Kronos' operating costs that are not denominated in U.S. dollars increased operating costs in the third quarter and first nine months of 2002 compared to the year-earlier periods. In addition, Kronos revalued certain export trade receivables and certain monetary assets held by its subsidiaries whose functional currency is not the U.S. dollar and based on the weaker U.S. dollar reported a revaluation gain in the third quarter of 2002. As a result, the net impact of currency exchange rate fluctuations increased operating income by $2.2 million in the third quarter of 2002 and slightly decreased operating income in the first nine months of 2002 when compared to the year-earlier periods.

  General corporate

     The following table sets forth certain information regarding general corporate income (expense).

                                   Three months ended                         Nine months ended
                                     September 30,          Difference          September 30,           Difference
                               --------------------------- -------------  ---------------------------  -------------
                                   2002          2001                         2002          2001
                               ------------- -------------                ------------- -------------
                                                                  (In millions)

Securities earnings            $       1.8   $       2.1   $      (.3)   $       4.3     $     6.0     $     (1.7)
Litigation settlement gains,
  net and other income                 1.0           1.1          (.1)           5.4          14.1           (8.7)
Currency transaction gains             -             -            -              6.3           -              6.3
Corporate expense                    (10.6)         (6.2)        (4.4)         (28.2)        (18.0)         (10.2)
Interest expense                      (7.6)         (6.9)         (.7)         (22.2)        (20.8)          (1.4)
                               ------------- ------------- -------------  ------------- -------------  -------------

                               $   (15.4)    $     (9.9)  $     (5.5)     $   (34.4)     $  (18.7)     $   (15.7)
                               ============= ============= =============  ============= =============  =============

     Securities earnings in the third quarter of 2002 were comparable to the third quarter of 2001, while securities earnings for the first nine months of 2002 were $1.7 million lower compared with the first nine months of 2001, primarily due to lower average interest yields on invested funds in the first nine months of 2002. The Company expects security earnings to be lower in 2002 compared to 2001 due primarily to lower average yields.

     In the first nine months of 2002 and 2001, the Company recognized litigation settlement gains with former insurance carrier groups of $2.4 million and $10.6 million, respectively, to settle certain insurance coverage claims related to environmental remediation. A majority of the proceeds from the 2001 settlement was transferred to special-purpose trusts established by the insurance carrier group to pay future remediation and other environmental expenditures of the Company. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

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

     Corporate expense in the third quarter and first nine months of 2002 increased $4.4 million and $10.2 million, respectively, from comparable 2001 periods, primarily due to higher environmental and legal expenses. Compared to the second quarter of this year, corporate expense in the third quarter of 2002 increased $3.1 million primarily due to higher legal expenses related to lead paint defense costs. The Company expects corporate expense in 2002 to be higher than the full year 2001. Furthermore, four cases regarding lead pigment are scheduled for trial in 2003 and legal expenses associated with the defense of such cases are expected to be significantly higher than 2002.

     Interest expense in the third quarter of 2002 was $.7 million higher than the comparable period in 2001 primarily due to higher levels of outstanding debt, partially offset by lower interest rates. Interest expense in the second quarter of 2002 included $2.0 million related to the early extinguishment of the Company's 11.75% Senior Secured Notes, as the amount paid to extinguish the debt in June 2002 included interest for the month of July 2002. Excluding this unusual item, interest expense in the first nine months of 2002 was comparable to the year-earlier period. See Note 12 to the Consolidated Financial Statements.

  Provision for income taxes

     The Company reduced its deferred income tax valuation allowance by $1.8 million in the first nine months of 2002 and $1.3 million in the first nine months of 2001 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

  Accounting principles not yet adopted

         See Note 17 to the Consolidated Financial Statements.

  Other

     Minority  interest  primarily  relates  to  the  Company's   majority-owned
environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2002 and 2001 are presented below.

                                                              Nine months ended
                                                                 September 30,
                                                              ------------------
                                                              2002         2001
                                                             ------      -------
                                                                (In millions)

Net cash provided (used) by:
    Operating activities:
    Before changes in assets and liabilities .........       $59.4        $97.6
    Changes in assets and liabilities ................         8.7         (5.2)
                                                             -----        -----
                                                              68.1         92.4
Investing activities .................................       (24.8)       (56.1)
Financing activities .................................         8.8        (59.8)
                                                             -----        -----

  Net cash provided (used) by operating,
   investing, and financing activities ...............       $52.1       $(23.5)
                                                             =====       ======



  Operating activities

     The TiO2 industry is cyclical and changes in economic conditions significantly affect the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, in the first nine months of 2002 decreased from the comparable period in 2001 primarily due to $56.9 million of lower operating income and $10.2 million of higher corporate expenses partially offset by $31 million of lower income taxes. The net cash provided by changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) in the first nine months of 2002 was approximately $8 million higher than the net cash used in the first nine months of 2001 with $41 million lower inventory balances (net of raw material accruals) and the collection of $11.2 million of insurance proceeds, offset by decreases in accounts payable and accrued liabilities and increases in accounts and notes receivable in the first nine months of 2002. Inventories and accounts payable were affected by certain non-cash accruals for certain titanium ore contracts of $31.6 million and $15.3 million at December 31, 2001 and 2000, respectively. These non-cash items were reversed as raw materials were received under the contracts in the first half of 2002 and 2001, respectively.

  Investing activities

     Capital expenditures of $18.1 million and $32.4 million in the first nine months of 2002 and 2001, respectively, included approximately $2.6 million and $11.7 million, respectively, related to ongoing reconstruction of the Leverkusen, Germany sulfate plant. The Company expects to complete the reconstruction by December 31, 2002. In the first nine months of 2001, the Company received $10.5 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $2.1 million of expenses related to repairs and clean-up costs.

     In January 2002 the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million. See Note 3 to the Consolidated Financial Statements.

     In the first quarter of 2001, a majority-owned subsidiary of the Company, EMS, loaned $13.4 million to Tremont Corporation under a reducing revolving loan agreement. See Notes 1 and 8 to the Consolidated Financial Statements.

     In May 2001 a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 ("Family Trust"), one of the trusts described in Note 1 to the Consolidated Financial Statements, under a new $25 million revolving credit agreement. See Note 8 to the Consolidated Financial Statements.

  Financing activities

     In March 2002 the Company redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 the Company redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility ("European Credit Facility") and borrowed
(euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In the third quarter of 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) of the European Credit Facility. See Note 12 to the Consolidated Financial Statements.

     In September 2002 the Company's U.S. operating subsidiaries entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility"). As of September 30, 2002, no borrowings were outstanding under the U.S. Credit Facility and Borrowing Availability was $39 million. See Note 12 to the Consolidated Financial Statements.

     Deferred financing costs of $10.6 million for the Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of September 30, 2002.

     In the third quarter of 2002, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.7 million. Dividends paid during the first nine months of 2002 totaled $.60 per share, or $29.2 million. On October 22, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of December 9, 2002 to be paid on December 23, 2002. On November 14, 2002, the Company's Board of Directors declared an additional dividend of $2.50 per share to shareholders of record as of November 25, 2002 to be paid on December 5, 2002. The Company anticipates that $11.9 million of the additional dividend to be paid to Tremont would be used by Tremont to repay, in its entirety, Tremont's loan with the Company, although the revolving loan agreement would remain in effect following the repayment and would not be canceled. See Note 8 to the Consolidated Financial Statements.

     Pursuant  to  its  share   repurchase   program,   the  Company   purchased
approximately 491,000 shares of its common stock in the open market at an aggregate cost of $7.3 million in the third quarter of 2002 and 719,000 shares at an aggregate cost of $10.6 million in the first nine months of 2002. Approximately 488,000 additional shares are available for purchase under the Company's repurchase program at September 30, 2002. In October 2002 the Company's Board of Directors authorized the purchase of up to an additional 1.5 million shares. Through November 13, 2002, the Company purchased 664,300 shares of its common stock in the open market at an aggregate cost of $10.2 million. Approximately 1.3 million additional shares are available for purchase under the Company's repurchase program at November 14, 2002. The available shares may be purchased over an unspecified period of time and, depending on market conditions, applicable legal requirements, available cash and other factors, the share repurchase program may be suspended at any time and could be terminated prior to completion. The repurchased shares are to be held as treasury shares available for general corporate purposes.

 Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

     At September 30, 2002, the Company had cash and cash equivalents aggregating $171 million ($22 million held by non-U.S. subsidiaries) and an additional $72 million of restricted cash equivalents and restricted marketable debt securities held by the Company, of which $10 million was classified as a noncurrent asset. Certain of the Company's subsidiaries had approximately $90 million available for borrowing at September 30, 2002 with approximately $51 million under non-U.S. credit facilities (including approximately $50 million under the European Credit Facility) and approximately $39 million under the U.S. Credit Facility (based on Borrowing Availability).

  Income tax contingencies

     Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

     The Company's and EMS' 1998 U.S. federal income tax returns are currently being examined by the U.S. Internal Revenue Service ("IRS"), and the Company and EMS have each granted extensions of the statute of limitations for assessment of such returns until September 30, 2003. Based upon the course of the examination to date, the Company anticipates that the IRS may propose a substantial tax deficiency.

     The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.2 million at September 30, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

     At September 30, 2002, the Company had net deferred tax liabilities of $143 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $177 million at September 30, 2002, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

     At September 30, 2002, NL had the equivalent of approximately $371 million of income tax loss carryforwards in Germany with no expiration date. However, NL has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on utilization of income tax loss carryforwards, that as proposed would become effective January 1, 2003. Since NL has provided a deferred income tax asset valuation allowance against substantially all of these German tax loss carryforwards, any limitation on NL's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on NL's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on NL's ability to fully utilize its German income tax loss carryforwards, which would significantly affect the Company's future income tax expense and future German income tax payments. NL does not currently expect any enactment of these proposals would occur prior to January 1, 2003.

  Environmental matters and litigation

     The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($100 million at September 30, 2002) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $140 million. The Company's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, in view of the Company's historical operations, the Company expects that additional environmental matters will arise in the future.

  Lead pigment litigation

     The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn the precedent set by court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. See Item 1- "Legal Proceedings."

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

CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of J. Landis Martin, the Company's Chief Executive Officer, and Robert D. Hardy, the Company's Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

     Reference is made to the 2001 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 for descriptions of certain previously reported legal proceedings.

     In September 2002 the Company was served with a complaint,  City of Chicago
v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). The City of Chicago seeks damages to abate lead paint in a single-count complaint alleging public nuisance against the Company and seven other former manufacturers of lead pigment. The time to respond to the complaint has not yet occurred.

     In October 2002 the Company was served with a complaint, Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002). A single individual seeks compensatory and punitive damages from the Company and five other former manufacturers of lead pigment for childhood exposures to lead paint. The complaint alleges causes of action in negligence and strict product liability and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. The time to respond to the complaint has not yet occurred.

     In re Lead Paint Litigation (Superior Court of New Jersey, Law Division, Middlesex County Civil Action Docket No. Mid-L-2754-01, Case Code 247). In November 2002 the Court entered an order dismissing this previously reported case with prejudice. The time for the filing of an appeal has not run.

     Jefferson County School District v. Lead Industries Association, et al. (District Court of Jefferson County, Mississippi, Case No. 2001-69). In November 2002 plaintiffs agreed to voluntarily dismiss with prejudice this previously reported case.

     El Paso Independent School District v. Lead Industries Association, et al. (District Court of El Paso County, Texas, No. 2002-2675). In November 2002 the plaintiff in this previously reported case dismissed its case without prejudice.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Trial began in phase I of this previously reported case before a Rhode Island state court jury on September 4, 2002. On October 29, 2002 the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. No date has been set for any further proceedings, including any possible retrial of the public nuisance issue. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment remain pending and were not the subject of this trial. Post trial motions by plaintiff and defendants for judgment notwithstanding the mistrial are pending.

     Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). In October 2002 plaintiffs voluntarily dismissed the Company with prejudice in this previously reported case.

     Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). In October 2002 the court set a June 2003 trial date in this previously reported case.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175) . Plaintiff has filed an appeal of the grant of summary judgment in favor of the Company in this previously reported case.

     In the previously reported cases of Houston Independent School District, Harris County, Brownsville Independent School District, and Liberty Independent School District, pending in various Texas state courts, each court has entered an order abating, or staying, the case pending the result of the appeal in the Spring Branch Independent School District case.

     The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

     Since the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, the Company has been named as a defendant in asbestos and/or silica cases in various jurisdictions brought on behalf of approximately 2,700 additional personal injury claimants. Included in the foregoing total is one case in Mississippi state court involving approximately 2,100 plaintiffs (Jones v. A. O. Smith, et al., Circuit Court, First Judicial District, Jasper County, Mississippi, Civil Action No. 12-0148). The Company anticipates that various of these cases will be set for trial from time-to-time for the foreseeable future. In addition, cases on behalf of approximately 2,500 such personal injury plaintiffs have been dismissed or settled for immaterial amounts.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

             10.1 Agreement between Sachtleben Chemie GmbH and Kronos Titan-GmbH effective December 30, 1986, incorporated by reference to Exhibit 10.1 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

             10.2 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996, incorporated by reference to Exhibit 10.2 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

             10.3 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002, incorporated by reference to Exhibit 10.3 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

             10.4 Revolving Loan Note Agreement dated October 22, 2002 with Tremont Corporation as Maker and NL Industries, Inc. as Payee.

             10.5 Security Agreement dated October 22, 2002 by and between Tremont Corporation and NL Industries, Inc.

             99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

     Reports on Form 8-K for the quarter ended September 30, 2002 through the date of this report:

                  September 9, 2002 - reported Item 9.

                  September 26, 2002 - reported Item 5.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               NL INDUSTRIES, INC.
                                    -------------------------------------------
                                                  (Registrant)



Date:  November 14, 2002          By  /s/ Robert D. Hardy
------------------------              --------------------------------------
                                      Robert D. Hardy
                                      Principal Financial and Accounting Officer

                                 CERTIFICATIONS

I, J. Landis Martin, the Chief Executive Officer of NL Industries, Inc., certify that:

1)   I have reviewed this quarterly report on Form 10-Q of NL Industries, Inc.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002


/s/ J. Landis Martin
---------------------------
J. Landis Martin
Chief Executive Officer

                                 CERTIFICATIONS

I, Robert D. Hardy, the Chief Financial Officer of NL Industries, Inc., certify that:

1)   I have reviewed this quarterly report on Form 10-Q of NL Industries, Inc.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002


/s/ Robert D. Hardy
---------------------------
Robert D. Hardy
Chief Financial Officer