Form 10-K
period 2002-12-31
NL INDUSTRIES INC
filed 2003-03-12
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----   ACT OF 1934 - For the fiscal year ended December 31, 2002

                                       OR

        TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
 ----   EXCHANGE ACT OF 1934

                          Commission file number 1-640

                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New  Jersey                                            13-5267260
--------------------------------------------------           -------------------
(State or other jurisdiction of                                (IRS  Employer
incorporation or organization)                               Identification No.)

16825 Northchase Drive, Suite 1200, Houston, Texas                77060-2544
--------------------------------------------------          --------------------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (281)  423-3300
                                                            --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
           Title of each class                              which registered
------------------------------------------              ------------------------
     Common stock ($.125 par value)                     New York Stock Exchange
                                                        Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.      Yes X        No
                              ---         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).    Yes X          No
                                           ---           ----
As of June 28, 2002, 48,831,984 shares of common stock were outstanding. The aggregate market value of the 8,345,399 shares of voting stock held by non-affiliates of the registrant at June 28, 2002, approximated $127 million.

There were 47,693,884 shares of common stock outstanding at March 12, 2003.

                      Documents incorporated by reference:

Certain of the information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information.

        The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found (i) under the captions "Industry," "Products and operations," "Manufacturing process and raw materials," "Competition," "Patents and Trademarks," "Foreign Operations," and "Regulatory and Environmental Matters," all contained in Item 1. Business; (ii) under the captions "Lead pigment litigation," "Environmental matters and litigation," and "Other Litigation," all contained in Item 3. Legal Proceedings; (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; (iv) under the captions "Currency exchange rates," "Marketable equity security prices," and "Other," all contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk; and (v) in Note 23, "Commitments and contingencies - Legal proceedings" to the Consolidated Financial Statements, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "anticipates," "expects," "could" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

        Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC"). While it is not possible to identify all factors, the Company continues to face many risks and uncertainties including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), recoveries from insurance claims and the timing thereof, the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation and tax controversies, and other risks and uncertainties included in the Company's filings with the SEC. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.        BUSINESS

General

        NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its operations through its principal wholly owned subsidiary, Kronos, Inc. Kronos is the world's fifth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 2002. Approximately one-half of Kronos' 2002 sales volume was in Europe, where Kronos is the second largest producer of TiO2. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."

        The Company's primary objective is to maximize total shareholder return. The Company continues to take steps towards achieving its objective, including
(i) controlling costs, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, (iii) improving its capital structure, and (iv) continuing to pay cash dividends. The Company periodically considers mergers or acquisitions, which may be within or outside the chemical industry, and acquisitions of additional TiO2 production capacity to meet its objective.

Industry

        Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

        Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling price on a billing currency basis increased from the preceding quarter during the third and fourth quarters of 2002, reversing the downward trend in prices that began in the first quarter of 2001 and continued through the first quarter of 2002. Industry-wide demand for TiO2 strengthened throughout 2002, with full year demand estimated as 9% higher than the previous year. This is believed to have been the result of economic growth and restocking of customer inventory levels. Volume demand in 2003 is expected to increase moderately over 2002 levels.

        Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 14% share of North American TiO2 sales volume. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these regions develop to the point that quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe. Geographic segment information is contained in Note 4 to the Consolidated Financial Statements.

Products and operations

        TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, provides better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

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

        Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. Kronos' manufacturing facilities are located in Germany, Canada, Belgium and Norway and Kronos owns a one-half interest in a TiO2 manufacturing joint venture located in Louisiana, U.S.A. Kronos has sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2002 TiO2 sales were to Europe, with 39% to North America and the balance to export markets.

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

Manufacturing process and raw materials

        TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately 72% of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is `finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

        Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2002, chloride-process production facilities represented approximately 62% of industry capacity.

        Kronos produced a Company record 442,000 metric tons of TiO2 in 2002, compared to 412,000 metric tons produced in 2001 and 441,000 metric tons in 2000. Kronos' average production capacity utilization rate in 2002 was 96%, up from 91% in 2001. Capacity utilization rates in 2001 were down due in part to lost sulfate production volume resulting from the Leverkusen fire. Kronos believes its current annual attainable production capacity is approximately 470,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). The Company expects its production capacity will be increased by approximately 10,000 metric tons primarily at its chloride facilities, with moderate capital expenditures, bringing Kronos' capacity to approximately 480,000 metric tons during 2005.

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

        Kronos purchases slag refined from ilmenite sand from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), a 51%-owned subsidiary of Rio Tinto plc (U.K.), under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2004. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

        The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and beach sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2002. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (Canada), a wholly owned subsidiary of Rio Tinto Iron & Titanium, Inc., under a long-term supply contract that expires at the end of 2006.

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

        The manufacturing joint venture operates on a break-even basis and, accordingly, the Company reports no equity in earnings of the joint venture. Kronos' cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold. See Note 10 to the Consolidated Financial Statements.

Competition

        The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2002 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in several countries, including Germany and Canada.

        Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. Kronos' five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 5%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

        Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in the Company's experience. As no new plants are currently under construction, additional greenfield capacity is not expected in the next three to five years, but industry capacity can be expected to increase as Kronos and its competitors debottleneck existing plants. In addition to potential capacity additions, certain competitors have either idled or shut down facilities. Based on the factors described under the caption

"Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 over the next three to five years.

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

Foreign Operations

        The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating approximately $372 million at December 31, 2002. Net property and equipment in the U.S., including 50% of the property and equipment of LPC, was approximately $124 million at December 31, 2002. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $603 million of the Company's 2002 consolidated sales were to non-U.S. customers, including $93 million to customers in areas other than Europe and Canada. Sales to customers in the U.S. aggregated $272 million in 2002. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

Customer Base and Seasonality

        The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for approximately 25% of net sales in 2002. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

Employees

        As of December 31, 2002, the Company employed approximately 2,500 persons, excluding LPC employees, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including LPC, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

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

        While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes that Kronos has obtained all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

        At all of the Company's sulfate plant facilities other than Fredrikstad, Norway, the Company recycles spent acid either through contracts with third parties or using the Company's own facilities. At its Fredrikstad, Norway plant, the Company ships its spent acid to a third party location where it is treated and disposed. The Company has a contract with a third party to treat certain by-products of its German sulfate-process plants. Either party may terminate the contract after giving four years advance notice with regard to its Nordenham, Germany plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of by-products from the Leverkusen, Germany plant.

        The Company's capital expenditures related to its ongoing environmental protection and improvement programs in 2002 were approximately $5 million, and are currently expected to be approximately $5 million in 2003.

        The Company has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to CERCLA and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's ("U.S. EPA") Superfund National Priorities List or similar state lists. See Item 3. "Legal Proceedings."

Principal Shareholders

        At December 31, 2002, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation ("Contran"), held approximately 63% and 21%, respectively, of NL's outstanding common stock. At December 31, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and a company 80% owned by Valhi and 20% owned by NL held approximately 80% of Tremont's outstanding common stock.
Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and a director of Tremont, may be deemed to control each of such companies. See Notes 7, 8 and 22 to the Consolidated Financial Statements.

Website and other available information

        The Company maintains a website on the Internet with the address of www.nl-ind.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2002 and copies of the Company's Quarterly Reports on Form 10-Q for 2002 and 2003 and any Current Reports on Form 8-K for 2002 and 2003, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with the SEC at such website. Information contained on the Company's website is not part of this report.

        The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The Internet address of the SEC's website is www.sec.gov.

ITEM 2.        PROPERTIES

        Kronos currently operates five TiO2 plants in Europe (two in Leverkusen, Germany; one in Nordenham, Germany; one in Langerbrugge, Belgium; and one in Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a TiO2 plant in Lake Charles, Louisiana. The Company operates an ilmenite ore mine in Hauge i Dalane, Norway and also owns a TiO2 slurry plant in Lake Charles, Louisiana. See Note 13 to the Consolidated Financial Statements.

        Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement have certain restrictions regarding Kronos' ability to transfer ownership or use of the Leverkusen facility.

        Kronos owns all of its principal production facilities described above, except for the land under the Leverkusen and Fredrikstad facilities. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

        The Company has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K. In 2002 the Company closed its New York administrative office.

ITEM 3.  LEGAL PROCEEDINGS

Lead pigment litigation

        The Company was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. During the past 15 years, the Company has been named as a defendant or third party defendant in various legal proceedings alleging that the Company and approximately seven other companies that formerly manufactured lead pigments for use in paint (together, the "former pigment manufacturers") and lead-based paint are responsible for personal injury, property damage and governmental expenditures allegedly associated with the use of these products. These cases assert a combination of claims that generally include negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, public and private nuisance, restitution, indemnification, conspiracy, concert of action, aiding and abetting, strict liability/failure to warn, and strict liability/defective design, violations of state consumer protection statutes, enterprise liability, market share liability, and similar claims. The Company has neither lost nor settled any of these cases. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, the Company expects that additional lead pigment and lead-based paint litigation, asserting similar or different legal theories and seeking similar or different types of damage and relief to that described below, may be filed. In addition, various other cases are pending (in which the Company is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although the Company is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against the Company.

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

        In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the former pigment manufacturers and the LIA. Plaintiffs sought damages in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against New York City and the New York City Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). As a result of pre-trial motions, the New York City Housing Authority is the only remaining plaintiff in the case and is pursuing damage claims only with respect to two housing projects. Discovery is proceeding.

        In August 1992 the Company was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The trial court has denied plaintiffs' motion for class certification. Discovery and pre-trial proceedings are continuing with respect to the individual plaintiffs. Defendants have filed a motion for summary judgment on all claims. The court has not yet ruled on the motion.

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

        In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411), adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and the Company has denied liability. In January 2003 the trial court granted defendants' motion for summary judgment, dismissing all counts of the complaint. The time for plaintiff to appeal has not yet expired.

        In October 1999 the Company was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical and educational expenses, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. Trial began in phase I of this case before a Rhode Island state court jury on September 4, 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. On October 29, 2002 the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. No date has been set for any further proceedings, including any possible retrial of the public nuisance issue. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment remain pending and were not the subject of this trial. Post-trial motions by plaintiff and defendants for judgment notwithstanding the mistrial are pending.

        In October 1999 the Company was served with a complaint in Smith, et al.
v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable. The Company has denied liability, and all defendants filed motions to dismiss various of the claims. In February 2002 the trial court dismissed all claims except those relating to product liability for lead paint and the Maryland Consumer Protection Act. In November 2002 the trial court granted summary judgment against the children from the first of the plaintiff families and plaintiffs have appealed. Pre-trial proceedings and discovery against the other plaintiffs are continuing.

        In February 2000 the Company was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002 defendants' motion to dismiss was denied. Discovery is proceeding.

        In April 2000 the Company was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of
California, County of Santa Clara, Case No. CV788657), brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. Pre-trial proceedings and discovery are continuing. In February 2003 defendants filed a motion for summary judgment.

        In June 2000 two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred or will incur due to the presence of lead-based paint in their buildings from the former pigment manufacturers and the LIA . The Company has denied all liability. In June 2002, the trial court granted the Company's motion for summary judgment in the Spring Branch Independent School District case. Plaintiffs have appealed. The Houston Independent School District case has been abated, or stayed, pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events.

        In June 2000 a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between ages six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between ages six and twenty years who lived between ages six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002 the trial court dismissed all claims. Plaintiffs have appealed.

        In October 2000 the Company was served with a complaint filed in California state court, Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages from the former pigment manufacturers and the LIA for injuries alleged to be due to ingestion of paint containing lead in their residence. The Company has denied all liability. In February 2003, plaintiffs moved to dismiss the case without prejudice.

        In February 2001 the Company was served with a complaint in Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including the Company, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. One plaintiff has dropped his claims and the court has ordered that the claims of nine of the plaintiffs be transferred to Holmes County, Mississippi, state court. Pre-trial proceedings are continuing with respect to the eight plaintiffs remaining in Jefferson County. Trial is scheduled to begin in October 2003.

        In May 2001 the Company was served with a complaint in City of Milwaukee
v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). The City of Milwaukee seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead, and punitive damages. The Company has denied all liability. Pre-trial proceedings are continuing. Trial is scheduled to begin in October 2003.

        In May 2001 the Company was served with a complaint in Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). The complaint seeks actual and punitive damages and asserts claims jointly and severally against the former pigment manufacturers and the LIA for past and future damages due to the presence of lead paint in County-owned buildings. The Company has denied all liability. The case has been abated, or stayed, pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events.

        In December 2001 the Company was served with a complaint in Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). The complaint asserts joint and several liability and seeks compensatory and punitive damages for the abatement of lead paint in Quitman County schools from the former pigment manufacturers, local paint retailers and others. Plaintiffs subsequently dismissed with prejudice all defendants except NL. The case has been removed to the United States District Court for the Northern District of Mississippi. The Company has denied all liability and has filed a motion for summary judgment. Pre-trial proceedings are continuing.

          In January and February 2002 the Company was served with complaints by 25 New Jersey municipalities and counties which have been consolidated as In re:
Lead Paint Litigation, (Superior Court of New Jersey, Middlesex County, Case Code 702). Each complaint seeks abatement of lead paint from all housing and all public buildings in each jurisdiction and punitive damages jointly and severally from the former pigment manufacturers and the LIA. In November 2002 the trial court dismissed the cases with prejudice. Plaintiffs have appealed.

        In January 2002 the Company was served with a complaint in Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones
County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of four adults for injuries alleged to have been caused by the use of lead paint. After removal to federal court, in February 2003 the case was remanded to state court. The Company has denied all allegations of liability, and pre-trial proceedings are continuing.

        In February 2002 the Company was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). The school district seeks compensatory and punitive damages jointly and severally from the former pigment manufacturers and the LIA for property damage to its buildings. The complaint was amended to add Liberty County, the City of Liberty, and the Dayton
Independent School District as plaintiffs and drop the Lead Industries Association as a defendant. The Company has denied all allegations of liability. The case has been abated, or stayed, pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events.

        In May 2002 the Company was served with a complaint in Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B), seeking compensatory and punitive damages jointly and severally from the former lead pigment manufacturers and LIA for property damage. The Company has denied all allegations of liability. The case has been abated, or stayed, pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events.

          In September 2002 the Company was served with a complaint in City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212), seeking damages to abate lead paint in a single-count complaint alleging public nuisance against the Company and seven other former manufacturers of lead pigment. Defendants have filed a motion to dismiss. The court has not yet ruled on the motion.

          In October 2002 the Company was served with a complaint in Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002), in which an adult seeks compensatory and punitive damages from the Company and five other former lead pigment manufacturers for childhood exposure to lead paint. The complaint alleges negligence and strict product liability, and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. Defendants have moved to dismiss certain of the counts.

        The Company is also aware of three personal injury complaints filed in state court in LeFlore County Mississippi in December 2002. In Russell v. NL Industries, Inc., et al. (No. No.2002-0235-CICI), six painters have sued NL,
four  paint  companies,  and  a  local  retailer,   alleging  strict  liability,
negligence, fraudulent concealment, misrepresentation, and conspiracy, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. In Stewart v. NL Industries, Inc., et al. (No. 2002-0266-CICI), a child has sued NL, four paint companies, two local retailers, and two landlords, alleging strict liability, negligence, fraudulent concealment, and misrepresentation, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. In Jones v. NL Industries, Inc., et al. (No. 2002-0241-CICI), fourteen children from five families have sued NL and one landlord alleging strict liability, negligence, fraudulent concealment, and misrepresentation, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. The Company has not been served in any of the cases.

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

        The Company has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") sought to recover defense costs incurred in the City of New York lead pigment case and two other lead pigment cases which have since been resolved in the Company's favor. The action relating to lead paint litigation defense costs in these specified cases has been settled. The Company has also settled insurance coverage claims concerning environmental claims with certain of the defendants in the environmental coverage litigation, including the Company's principal former carriers, as more fully described below under "Environmental matters and litigation." The settled claims are to be dismissed from the New Jersey litigation in accordance with the terms of the settlement agreements. The Company also continues to negotiate with the remaining insurance carriers with respect to possible settlement of claims that are being asserted in the New Jersey environmental litigation, although there can be no assurance that settlement agreements can be reached with these other carriers. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

        The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. The Company has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

Environmental matters and litigation

        The Company has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

        The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2002, the Company had accrued $98 million for those environmental matters which are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of reasonably possible costs to the Company. Such costs include, among other things, expenditures for remedial investigations,
monitoring,   managing,  studies,  certain  legal  fees,  cleanup,  removal  and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $140 million. The Company's estimate of such liability has not been discounted to present value and the Company has not reduced its accruals for any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, the insolvency of other PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

        In June 2000 the Company recognized a $43 million net gain from a settlement with one of the two principal former insurance carriers, and in December 2000 the Company recognized a $26.5 million net gain from a settlement with certain members of the other principal former insurance carrier. The settlement gains are stated net of $3.1 million in commissions, and the gross settlement proceeds of $72.6 million were transferred by the carriers to special purpose trusts established to pay future remediation and other environmental expenditures of the Company. A settlement with remaining members of the second carrier group was reached in January 2001, and the Company recognized a $10.3 million gain in the first quarter of 2001. In 2002 and 2001 the Company also recognized $5.2 million and $1.4 million, respectively, of other litigation settlement gains. The settlements resolved court proceedings that the Company initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverage are expected. See Note 19 to the Consolidated Financial Statements.

        In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by the Company. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. The Company and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was unlawful. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against the Company and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. The Company and the U.S. EPA have entered into a consent decree settling the Company's liability at the site for $31.5 million, which includes penalties of $1 million. The consent decree is subject to court approval. The Company expects to pay the settlement in 2003 with restricted funds held by the Company's environmental trusts.

        The Company reached an agreement in 1999 with the other PRPs at a formerly owned lead smelter site in Pedricktown, New Jersey to settle the Company's liability for $6 million, all of which has been paid as of December 31, 2002. The settlement does not resolve issues regarding the Company's potential liability in the event site costs exceed $21 million. The Company does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

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

        Residents in the vicinity of the Company's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from the Company and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. In December 1994 the jury returned a verdict in favor of the Company and the verdict was affirmed on appeal. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki

v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the RCRA, and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against the Company with prejudice, and stayed the case pending the outcome of the above-described state court litigation.

        In 2000 the Company reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve the Company's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, the Company agreed to pay 40% of the future cleanup costs, which the U.S. EPA has estimated to be approximately $11 million in total. Under the settlement, the Company is not responsible for costs associated with the operation and maintenance of the remedy. In addition, the Company received approximately $2 million from settling PRPs. The cleanup is underway.

        In October 2000 the Company was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al, (No. 49F12-0104-CT-001301), filed in superior court in Marion County, Indiana, on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by a subsidiary of the Company in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination under various theories, including negligence, strict liability, battery, nuisance and trespass. The Company has denied all allegations of wrongdoing and liability. In 2002, the court dismissed plaintiffs' allegations that the case should be certified as a class action. The defendants have moved to dismiss the remainder of the case. The court has not yet ruled on this motion. Discovery is proceeding.

        In November 2001, the Company was named as a defendant in Herd v. ASARCO, et al. (Case No. CJ-2001-443), filed in the District Court in and for Ottawa County, Oklahoma. The complaint was filed on behalf of a minor against the Company and other defendants and alleges that defendants' former mining operations near Picher, Oklahoma resulted in damage to the plaintiff as a result of the ingestion of lead from mining co-products. The Company has denied the material allegations of the complaint. The case was removed to federal court and the United States was added as a third-party defendant. Discovery is proceeding. Trial is scheduled for August 2003. In 2002, the Company was named as a defendant in four additional cases with substantially similar allegations to those in the Herd case. (Reeves v. ASARCO et al., Case No. CJ-02-8; Carr v. ASARCO et al., Case No. CJ-02-59; Edens v. ASARCO et al., Case No. CJ-02-245; and Koger v. ASARCO et al., Case No. CJ-02-284.) Each of these cases has been removed to federal court and the United States added as a third-party defendant. These cases have been consolidated with the Herd case for purposes of discovery. Discovery is proceeding.

        See Item 1.  "Business - Regulatory and Environmental Matters."

Other litigation

        The Company has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 350 of these cases involving a total of approximately 27,700 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 18,250 are represented by 8 cases pending in Texas and Mississippi state courts. The Company has not accrued any amounts for this litigation. In addition, from time to time, the Company has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of the Company, including notices provided to insurers with which the Company has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from the Company.

        In August and September 2000 the Company and one of its subsidiaries, NLO, Inc. ("NLO"), were named as defendants in four lawsuits filed in federal court in the Western District of Kentucky against the Department of Energy
("DOE") and a number of other defendants alleging that nuclear materials supplied by, among others, the Feed Materials Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, harmed employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each of the cases, the Company believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has in several previous cases relating to management of the FMPC and the Company has so advised the DOE. Three of the cases have been settled and dismissed with prejudice, with the DOE paying the settlement amount. In the fourth case, Dew, et al. v. Bill Richardson, et al., described below, the parties have settled the case, subject to court approval which was granted in March 2003. The DOE has indicated that it will reimburse the settlement amount. In Dew, et al. v. Bill Richardson, et al., No. 5:00CV-221-M, plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and misrepresentation, infliction of emotional distress, negligence, ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel.

        The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        NL's common stock is listed and traded on the New York Stock Exchange and the Pacific Exchange under the symbol "NL." As of March 12, 2003, there were approximately 5,900 holders of record of NL common stock. The following table sets forth the high and low sales prices for NL common stock on the New York Stock Exchange ("NYSE") Composite Tape. On March 12, 2003, the closing price of NL common stock according to the NYSE Composite Tape was $14.78.

                                                                       Dividends
                                                 High         Low      Declared
                                              ---------    ---------   ---------
Year ended December 31, 2002:

    First quarter ........................    $   17.47    $   13.01    $    .20
    Second quarter .......................        18.80        14.84         .20
    Third quarter ........................        16.10        13.07         .20
    Fourth quarter .......................        18.83        13.80        2.70

Year ended December 31, 2001:

    First quarter ........................    $   24.31    $   16.25    $    .20
    Second quarter .......................        18.00        11.60         .20
    Third quarter ........................        16.75        13.80         .20
    Fourth quarter .......................        15.70        12.04         .20

        The Company paid four quarterly $.20 per share cash dividends and one additional $2.50 per share cash dividend in 2002. On February 5, 2003, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 14, 2003 to be paid on March 26, 2003. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

        Pursuant to its share repurchase program, the Company purchased 1,384,000 shares of its common stock in the open market at an aggregate cost of $21.3 million in 2002, 1,059,000 shares of its common stock in the open market at an aggregate cost of $15.5 million in 2001 and 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000. In October 2002, the Company's Board of Directors authorized a 1,500,000 share extension of the repurchase program. Approximately 1,323,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

ITEM 6.        SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts have been reclassified from amounts previously reported to conform with the current year's consolidated financial statement presentation and due to the Company's adoption of Statement of Financial Accounting Standards No. 145 effective April 1, 2002. See Note 2 to the Consolidated Financial Statements. Such reclassification had no effect on the Company's previously reported net income.

                                                                Years ended December,
                                            -------------------------------------------------------------
                                               2002         2001         2000         1999         1998
                                            ---------    ---------    ---------    ---------    ---------
                                                     (In millions, except per share amounts)
INCOME STATEMENT DATA:
Net sales .............................     $   875.2    $   835.1    $   922.3    $   908.4    $   894.7
Operating income ......................          96.5        169.2        212.5        145.7        171.2
Income from continuing operations .....          36.8        121.4        154.6        159.8         80.5
Net income ............................          36.8        121.4        154.6        159.8        366.7

Earnings per share:
  Basic:
      Income from continuing operations     $     .76    $     2.44   $     3.07   $     3.09   $     1.56
      Net income ......................           .76          2.44         3.07         3.09         7.13
  Diluted:

      Income from continuing operations     $     .76    $     2.44   $     3.05   $     3.08   $     1.55
      Net income ......................           .76          2.44         3.05         3.08         7.05

Cash dividends per share ..............     $    3.30    $      .80   $      .65   $      .14   $      .09

BALANCE SHEET DATA at year end:
Cash, cash equivalents, current and
  noncurrent restricted cash
  equivalents and current and
  noncurrent restricted marketable
  debt securities .....................     $   130.4    $   199.0    $   207.6    $   151.8    $   163.1
Current assets ........................         486.3        561.8        554.9        506.4        546.8
Total assets ..........................       1,111.5      1,151.1      1,120.8      1,056.2      1,155.6
Current liabilities ...................         238.0        299.1        298.0        264.8        310.7
Long-term debt including current
  maturities ..........................         325.9        196.5        196.1        244.5        357.6
Shareholders' equity ..................         265.3        386.9        344.5        271.1        152.3

CASH FLOW DATA:
Operating activities ..................     $    98.3    $   129.7    $   139.7    $   108.3    $    45.1
Investing activities ..................         (27.2)       (57.2)       (56.2)       (38.4)       417.3
Financing activities ..................        (132.5)       (75.5)       (95.7)       (88.0)      (396.2)
Operating, investing and financing
  activities ..........................         (61.4)        (3.0)       (12.2)       (18.1)        66.2

OTHER NON-GAAP FINANCIAL DATA:

EBITDA (1) ............................     $   107.4    $   206.7    $   286.3    $   162.5    $   177.1
Net debt at year end (2) ..............         195.5         43.7         58.5        149.8        226.7
Cash interest expense, net (3) ........          24.0         21.8         23.8         28.6         26.6

                                                                Years ended December,
                                            -------------------------------------------------------------
                                               2002         2001         2000         1999         1998
                                            ---------    ---------    ---------    ---------    ---------
                                                     (In millions, except per share amounts)

OTHER DATA:
Interest expense, net (4) .............     $    24.0    $    18.7    $    24.0    $    30.3    $    47.3
Capital expenditures ..................          32.6         53.7         31.1         35.6         22.4

TiO2 OPERATING STATISTICS:
  Average selling price in billing
    currencies index (1983=100) .......           142          156          161          153          154
  Sales volumes* ......................           455          402          436          427          408
  Production volume* ..................           442          412          441          411          434
  Production capacity at beginning of
    year* .............................           455          450          440          440          420
    Production rate as a percentage of
      capacity ........................           96%          91%         Full          93%         Full

*  Metric tons in thousands

(1) EBITDA, as presented, represents operating income less corporate expense, plus (i) litigation settlement gains, net, (ii) other corporate income, (iii) depreciation, depletion and amortization and (iv) insurance recoveries, net. EBITDA is presented as a supplement to the Company's operating income and cash flow from operations because the Company believes that EBITDA is a widely accepted financial indicator of cash flows and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income determined under U.S. generally accepted accounting principles ("GAAP") as an indicator of the Company's operating performance, or cash flows from operating, investing and financing activities determined under GAAP as a measure of liquidity. EBITDA is not intended to depict funds available for reinvestment or other discretionary uses, as the Company has significant debt requirements and other commitments. Investors should consider certain factors in evaluating the Company's EBITDA, including interest expense, income taxes, noncash income and expense items, changes in assets and liabilities, capital expenditures, investments in joint ventures and other items included in GAAP cash flows as well as future debt repayment requirements and other commitments, including those described in Notes 13, 17 and 23 to the Consolidated Financial Statements. The Company believes that the trend of its EBITDA is consistent with the trend of its GAAP operating income, except in 2000 when $70 million of net litigation settlement gains are included in EBITDA and excluded from operating income, which treatment results in a higher percentage increase over 1999 for EBITDA as compared to the percentage increase over 1999 for operating income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of operating income and cash flows during the last three years and the Company's outlook. EBITDA as a measure of a company's performance may not be comparable to other companies, unless substantially all companies and analysts determine EBITDA as computed and presented herein.

(2) Net debt represents notes payable and long-term debt less cash, cash equivalents, current and noncurrent restricted cash equivalents and current and noncurrent restricted marketable debt securities.

(3) Cash interest expense, net represents interest expense, net as defined in (4) below less noncash interest expense plus noncash interest income. Noncash interest expense includes amortization of deferred financing costs and also included the deferred interest expense on the Senior Secured Discount Notes in 1998. Noncash interest income includes interest income on restricted cash and restricted marketable debt securities in 2002, 2001 and 2000.

 (4) Interest expense, net represents interest expense less general corporate interest and dividend income.

ITEM 7.        MANAGEMENT'S   DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION
               AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to inventory reserves, impairments of investments in marketable equity securities and investments accounted for by the equity method, the recoverability of other long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, and the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o Inventory allowances. The Company provides reserves for estimated obsolescence or unmarketable finished goods inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional finished goods inventory reserves may be required. The Company provides reserves for tools and supplies inventory generally based on both historical and expected future usage requirements.

o Valuation and impairment of marketable equity securities. The Company owns investments in certain companies that are accounted for either as marketable equity securities or under the equity method. For all of such investments, the Company records an impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

        At  December  31,  2002,  the  carrying  value  of all of the  Company's marketable securities exceeded the cost basis of each of such investments. With respect to the Company's direct and indirect investment in Tremont, which represented approximately 75% of the aggregate carrying value of all of the Company's marketable equity securities at December 31, 2002, the $30.9 million aggregate carrying value of such investment exceeded its $26.5 million cost basis by about 17%. In February 2003 Valhi completed a series of merger transactions pursuant to which, among other things, Tremont Group, Inc. ("Tremont Group") and Tremont both became wholly owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to the Company in return for the Company's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to all Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders. The Company received approximately 27,770 shares of Valhi common stock in the second transaction. The number of shares of Valhi common stock issued to the Company in exchange for the Company's 20% ownership interest in Tremont Group was equal to the Company's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the same 3.4 exchange ratio. The Valhi common stock owned by the Company is restricted under SEC Rule 144.

o Impairments of long-lived assets. The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

        Under applicable GAAP (Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of
        Long-Lived  Assets"),   property  and  equipment  is  not  assessed  for
        impairment unless certain impairment indicators, as defined, are present. During 2002, no such impairment indicators were present with respect to the Company's net property and equipment.

        Under applicable GAAP (SFAS No. 142, "Goodwill and Other Intangible Assets"), goodwill is required to be reviewed for impairment at least on an annual basis. The Company's goodwill relates to an acquisition completed in January 2002, and such goodwill will initially be reviewed for impairment during 2003.

o Deferred income tax valuation allowance. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

o Defined benefit pension and postretirement benefit plans. The Company's defined benefit pension and postretirement benefits other than pensions ("OPEB") expenses and obligations are calculated based on several estimates, including discount rates, expected rates of returns on plan assets and expected healthcare trend rates. The Company reviews these rates annually with the assistance of its actuaries. See further discussion of the potential effect of these estimates in the Assumptions on defined benefit pension plans and OPEB plans sections in the Liquidity and Capital Resources section of this MD&A.

o Other contingencies. The Company records an accrual for environmental, legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

        Other significant accounting policies and use of estimates are described in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

  General

        The Company's operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) were generally increasing during most of 2000, were generally decreasing during all of 2001 and the first quarter of 2002, were flat during the second quarter of 2002 and were generally increasing during the third and fourth quarters of 2002. Kronos' operating income declined $72.7 million in 2002 compared with 2001 and declined $43.3 million in 2001 compared with 2000. Gross profit margins were 23% in 2002 and 31% in 2001.

        Many factors influence TiO2 pricing levels, including (i) competitor actions, (ii) industry capacity, (iii) worldwide demand growth, (iv) customer inventory levels and purchasing decisions and (v) relative changes in foreign currency exchange rates. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Industry" and "- Competition."


                                            Years ended December 31,            % Change
                                        --------------------------------- ---------------------
                                            2002       2001       2000     2002-01    2001-00
                                        ---------- ---------- ----------- ---------- ----------
                                                 (In millions)

Net sales and operating income
    Net sales ........................     $875.2    $835.1     $922.3       +5%        -9%
    Operating income .................     $ 96.5    $169.2     $212.5      -43%       -20%
    Operating income margin percentage        11%       20%        23%

TiO2 operating statistics
    Percent change in average selling
      prices (in billing currencies) .                                       -9%        -3%
    Sales volume (metric tons in
      thousands) .....................        455       402        436      +13%        -8%
    Production volume (metric tons in
      thousands) .....................        442       412        441       +7%        -6%
    Production rate as a percent of
      capacity .......................        96%       91%       Full

        Operating income for full-year 2002 was $96.5 million compared with $169.2 million for full-year 2001 due to lower average selling prices, partially offset by higher sales and production volumes. Operating income for full-year 2001 included $27.3 million of business interruption insurance proceeds related to losses (unallocated period costs and lost margin) incurred resulting from the previously disclosed fire at the Company's Leverkusen, Germany plant in March 2001. The lower sales and production volumes in 2001 were due in part to the effect of the Leverkusen fire. Kronos' operating income in 2001, including business interruption proceeds of $27.3 million, was lower than 2000, primarily due to lower average TiO2 selling prices in billing currencies and lower sales and production volumes.

        Average TiO2 selling prices in billing currencies during 2002 were 9% lower than 2001, with lower prices in all major regions. Pigment prices decreased from the preceding quarter in each quarter of 2001 and during the first quarter of 2002. Second quarter 2002 pigment prices were comparable to the first quarter of 2002 and prices trended upward in the second half of 2002. Average selling prices in the fourth quarter of 2002 were 2% higher than the third quarter of the year, with increases in all major markets. The average selling price in billing currencies in December 2002 was 2% higher than the December 2001 average selling price. Average TiO2 selling prices have continued to trend upward in the first quarter of 2003 and the Company expects higher average selling prices for full-year 2003 compared to full-year 2002. Average TiO2 selling prices in billing currencies in 2001 were 3% lower than 2000, with lower prices in all major regions.

        Industry-wide demand was strong in 2002 as compared to 2001 due in part to customers restocking inventory levels ahead of first and second quarter 2002 price increases. Record Company sales volume of 455,000 metric tons in 2002 was 13% higher than 2001, primarily due to higher sales in Europe and North America. Kronos' sales volume in the fourth quarter of 2002 increased 12% from the fourth quarter of 2001 and seasonally decreased 13% from the third quarter of 2002. The increase from the comparable prior-year period was due in part to lost sales volume in 2001 as a result of the Leverkusen fire in 2001. Approximately one-half of Kronos' 2002 TiO2 sales volume was attributable to markets in Europe with approximately 39% attributable to North America, and the balance to other regions. Industry demand was weak throughout 2001 and Kronos' sales volume in 2001 was 8% lower than 2000, primarily due to lower sales in Europe and North America. Industry-wide demand was strong in the first three quarters of 2000 and weakened in the fourth quarter of 2000.

        The Company's production volume was a record 442,000 metric tons in 2002, an increase of 7% from 412,000 metric tons produced in 2001. Operating rates were at 96% in 2002 up from 91% in 2001. Operating rates in 2001 were lower, compared with 2000, primarily due to lost production resulting from the Leverkusen fire. Kronos' production volume in 2001 decreased 6% compared with the 441,000 metric tons produced in 2000. Operating rates were near full capacity in 2000. Finished goods inventory levels increased in the fourth quarter of 2002 and at the end of 2002 represented approximately two months of sales. Compared with year-end 2001, inventory levels decreased 13,000 metric tons, or 15%.

        The Company settled the insurance coverage claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). The business interruption insurance proceeds distorted Kronos' operating income margin percentage in 2001 as there were no sales associated with the lost margin operating income recognized. No additional insurance recoveries related to the Leverkusen fire are expected to be received. See Notes 18 and 20 to the Consolidated Financial Statements.

        The Company expects TiO2 industry demand in 2003 to increase slightly over 2002 levels. Kronos' TiO2 production volume in 2003 is expected to approximate Kronos' 2003 TiO2 sales volume. In December 2002 and January 2003, Kronos announced additional price increases in Europe and North America which averaged 8% in Europe and 7% in North America. Kronos is hopeful that it will realize prices increases, but the extent to which Kronos can realize price increases during 2003 will depend on improving market conditions and global economic recovery, which may be negatively impacted by the potential for international conflict. Overall, the Company expects its TiO2 operating income in 2003 will be higher than 2002, primarily due to higher average TiO2 selling prices. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        The Company's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. The Company expects Kronos' production capacity of 470,000 metric tons will be increased to approximately 480,000 metric tons during 2005, primarily at its chloride facilities, with moderate capital expenditures.

        Excluding the effects of foreign currency translation, which increased the Company's expenses in 2002 and decreased the Company's expenses in 2001, Kronos' cost of sales in 2002 was higher than 2001 due to higher sales volume partially offset by lower unit costs, which resulted primarily from higher production levels. The effects of lower TiO2 sales and production volumes in 2001 were partially offset by business interruption proceeds. Kronos' cost of sales in 2001 was lower than 2000 primarily due to lower sales volume, partially offset by higher unit costs, which resulted primarily from lower production levels. Cost of sales, as a percentage of net sales, increased in 2002 primarily due to the impact on net sales of lower average selling prices partially offset by lower unit costs. Cost of sales, as a percentage of net sales, increased in 2001 compared with the prior year primarily due to the impact on net sales of lower average selling prices and higher unit costs, partially offset by business interruption insurance recoveries.

        Excluding the effects of foreign currency translation, which increased the Company's expense in 2002 and reduced the Company's expense in 2001 compared to the year-earlier periods, selling, general and administrative expenses ("SG&A"), excluding corporate expenses for 2002, was higher than 2001 primarily due to higher selling and distribution expenses associated with higher sales volume and higher administrative expenses. SG&A decreased in 2001 from the year-earlier period due to lower variable compensation expense and lower selling and distribution expenses associated with lower 2001 sales volume. SG&A, excluding corporate expenses, as a percentage of net sales, was 12% in each of 2002, 2001 and 2000. See discussion of corporate expenses below.

        The Company has substantial operations and assets located outside the United States (particularly in Germany, Norway, Belgium and Canada). The Company's non-U.S. sales and operating costs are subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses expressed in U.S. dollars. A significant amount of the Company's sales (approximately 58% in 2002) are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies, and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks for the Company's chloride facilities, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies increased sales by $21 million in 2002 compared to 2001 primarily due to a weaker U.S. dollar compared to the euro and decreased sales by $19 million in 2001 compared to 2000 primarily as a result of a stronger U.S. dollar compared to the euro. When translated to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling prices for 2002 decreased 7% from 2001. Kronos' average selling prices in U.S. dollars for 2001 decreased 5% from 2000. The effect of the weaker U.S. dollar on Kronos' operating costs, that are not denominated in U.S. dollars, increased operating costs in 2002 compared with 2001. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in 2001 compared with 2000. In addition, sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. The unfavorable margin on export sales tends to offset the favorable effect of translating local currency profits to U.S. dollars when the dollar is weaker. As a result, the net impact of currency exchange rate fluctuations on operating income in 2002 and 2001 was not significant when compared to the year-earlier periods.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                                                Years ended December 31,             Change
                                              -----------------------------    -------------------
                                               2002       2001       2000      2002-01     2001-00
                                              -------    -------    -------    -------     -------
                                                                  (In millions)

Securities earnings:
    Interest and dividends ..............     $   5.7    $   8.9    $   8.3    $  (3.2)   $    .6
    Securities transactions, net ........         (.1)      (1.1)       2.5        1.0       (3.6)
Currency transaction gains ..............         6.3     --         --            6.3     --
Corporate income:
    Litigation settlement gains .........         5.2       11.7       69.5       (6.5)     (57.8)
    Noncompete agreement income .........         4.0        4.0        4.0     --         --
    Other ...............................          .1         .6         .2        (.5)        .4
Corporate expense .......................       (37.8)     (25.9)     (29.6)     (11.9)       3.7
Interest expense ........................       (29.8)     (27.6)     (31.2)      (2.2)       3.6
                                              -------    -------    -------    -------    -------

                                              $ (46.4)   $ (29.4)   $  23.7    $ (17.0)   $ (53.1)
                                              =======    =======    =======    =======    =======

        Corporate interest and dividend income, including noncash interest income on restricted cash balances and restricted marketable debt securities, fluctuate in part based upon the amount of funds invested and yields thereon. Interest and dividend income in 2002 compared with 2001 was $3.2 million lower primarily due to lower average yields on invested funds. Average funds invested in 2001 and 2000 were higher compared with the respective prior year primarily due to the increase in restricted cash related to litigation settlement proceeds received in January 2001 and July 2000. See Note 19 to the Consolidated Financial Statements. The Company expects security earnings to be lower in 2003 than 2002 due to lower average yields and lower average levels of funds available for investment.

        Securities transactions, net in 2001 related to a second-quarter $1.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by the Company. Securities transactions, net in 2000 included a second-quarter $5.6 million securities gain related to common stock received from the demutualization of an insurance company from which the Company had purchased certain insurance policies and a fourth-quarter $3.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by the Company. See Note 7 to the Consolidated Financial Statements.

        In June 2002 Kronos International, Inc. ("KII"), an indirect wholly owned subsidiary of the Company, completed a private placement offering of
(euro)285 million 8.875% Senior Secured Notes (the "Notes") due 2009. KII used the net proceeds of the Notes offering to repay certain intercompany indebtedness owed to the Company, a portion of which the Company used to redeem at par all of its outstanding 11.75% Senior Secured Notes due 2003, plus accrued interest. As a result of the refinancing, the Company recognized a foreign currency transaction gain of $6.3 million in 2002 related to the extinguishment of certain intercompany indebtedness. See Note 13 to the Consolidated Financial Statements.

        Corporate income in 2002, 2001 and 2000 included gains of $5.2 million, $11.7 million and $69.5 million, respectively, related principally to settlements with former insurance carrier groups. No further material settlements relating to litigation concerning environmental remediation coverage are expected. See Note 19 to the Consolidated Financial Statements. The Company recognized $4.0 million in each of 2002, 2001, 2000 of income related to the straight-line, five-year amortization of $20 million of proceeds received in conjunction with the 1998 sale of its specialty chemicals business attributable to a five-year agreement by the Company not to compete in the rheological products business. The agreement became fully amortized in January 2003 with 2003 income totaling $.3 million.

        During the fourth quarter of 2002, following the cash settlement of certain stock options held by employees of the Company, the Company commenced accounting for its remaining stock options using the variable accounting method, which requires the intrinsic value of the stock option to be accrued as an expense. The Company recognized $3.2 million of compensation expense in the fourth quarter of 2002 related to its stock options (including those options which were cash settled during the quarter), of which $1.6 million was charged to operating income and $1.6 million was charged to general corporate expenses. Subsequent increases or decreases in the price of the Company's stock will result in an adjustment to the previously accrued compensation expense until all stock options are exercised, cancelled or forfeited. See Notes 2 and 22 to the Consolidated Financial Statements.

        Corporate expense in 2002 increased from 2001, primarily as a result of higher legal expenses related to lead paint defense costs and the stock option compensation expense discussed above. Corporate expenses are expected to be higher in 2003 as compared to 2002 due to higher expected legal expenses associated with the defense of lead pigment litigation, including two trials scheduled for 2003.

        Interest expense in 2002 increased $2.2 million compared with the prior year primarily due to $2.0 million of additional second-quarter 2002 interest expense related to the early extinguishment of the Company's 11.75% Senior Secured Notes. See Note 13 to the Consolidated Financial Statements. Excluding this item, interest expense in 2002 was comparable to 2001. Interest expense in 2001 declined compared to 2000 due to reduced levels of its outstanding 11.75% Senior Secured Notes and lower euro-denominated debt. Assuming no significant change in interest rates, interest expense in 2003 is expected to be higher compared with 2002 due to higher levels of outstanding indebtedness, partially offset by lower average interest rates.

  Provision for income taxes

        The principal reasons for the difference between the U.S. Federal statutory income tax rates and the Company's effective income tax rates are explained in Note 17 to the Consolidated Financial Statements. The Company's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact the Company's effective income tax rate. In 2002 the Company's effective income tax rate varied from the normally expected rate in part due to a reduction in the Belgian income tax rate and the recognition of certain deductible tax assets which previously did not meet the "more-likely-than-not" recognition criteria. In 2001 the Company's effective income tax rate varied from the normally expected rate primarily due to the recognition of certain German income tax attributes which previously did not meet the "more-likely-than-not" recognition criteria and incremental U.S. taxes on undistributed earnings of certain non-U.S. subsidiaries. In 2000 the Company's effective income tax rate varied from the normally expected rate primarily due to the geographic mix of income, changes in the German income tax "base" rate and the recognition of certain deductible tax assets which previously did not meet the "more-likely-than-not" recognition criteria. Also in 2000 the Company recognized certain one-time benefits related to German tax settlements.

        Effective January 1, 2001, the Company and its qualifying subsidiaries were included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the Company was entitled to a refund from the U.S. Internal Revenue Service on a separate-company basis. Pursuant to the Contran Tax Agreement, the Company received $2.3 million from Valhi in 2002 related to capital loss carrybacks which would have been recoverable from the U.S. Internal Revenue Service. See Note 17 to the Consolidated Financial Statements.

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

        Related party transactions

        The Company is a party to certain transactions with related parties. See "Liquidity and Capital Resources - Investing Cash Flows" and Note 22 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows for each of the past three years are presented below.

                                                        Years ended December 31,
                                                      ----------------------------
                                                        2002      2001      2000
                                                      --------  --------  --------
                                                             (In millions)
    Operating activities:
        Before changes in assets and liabilities ..   $   75.8  $  135.3  $  153.5
        Changes in assets and liabilities .........       22.5      (5.6)    (13.8)
                                                      --------  --------  --------
                                                          98.3     129.7     139.7
    Investing activities ..........................      (27.2)    (57.2)    (56.2)
    Financing activities ..........................     (132.5)    (75.5)    (95.7)
                                                      --------  --------  --------

Net cash used by operating, investing and financing
  activities ......................................   $  (61.4) $   (3.0) $  (12.2)
                                                      ========  ========  ========

  Operating cash flows

        Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, the net litigation settlement proceeds of $10.3 million received in 2001 that were transferred by the insurance carriers to special purpose trusts did not result in an increase in operating cash flow. Further, insurance recoveries, net of $17.5 million in 2001 are excluded from the determination of operating cash flow. These insurance proceeds are shown in the statement of cash flows under investing activities to partially offset the cash outflow impact of capital expenditures related to the Leverkusen sulfate plant reconstruction. Noncash interest income consists of earnings on restricted cash and restricted marketable debt securities which is not available for general corporate purposes. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension and OPEB assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits. See Note 14 to the Consolidated Financial Statements.

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, decreased $59.5 million in 2002 and decreased $17.8 million in 2001 from the preceding year.

        Cash flows from operations, before changes in assets and liabilities, in 2002 compared with 2001 were unfavorably affected by $72.7 million of lower operating income, $3.4 million of lower distributions from LPC, $12.0 million of higher corporate expenses and $3.9 million, net higher payments to fund OPEB expenses, partially offset by $21.1 million of lower current tax expense and $5.2 million of litigation settlement gains.

        Operating cash flows in 2001 compared with 2000 were unfavorably affected by $43.3 million lower operating income, partially offset by $9.0 million of lower payments to fund the Company's pension plans, $6.6 million of lower current tax expense, $3.8 million of higher distributions from LPC, $3.8 million of lower corporate expenses and $2.0 million of lower cash interest expense, net.

        Changes in the Company's assets and liabilities, excluding the effect of currency translation in 2002 compared to 2001, were favorably affected by lower accounts and notes receivable of $3.9 million, higher accounts with affiliates, net of $9.5 million and lower inventories. In 2002 the Company reduced finished goods inventory by approximately 13,000 metric tons from year end 2001, versus an increase in finished goods inventory from 2000 to 2001 of approximately 10,000 metric tons. Also, in 2002 the Company reduced its commitment for raw materials accrual by $26.7 million versus an increase in the raw materials accrual of $16.3 million in 2001 from 2000. These changes in the inventory balances resulted in a net $74.9 million reduction in inventories. The Company's assets and liabilities were unfavorably affected primarily by lower accounts payable and accrued liabilities of $63.4 million which included the reduction in the accrual for raw material commitments in 2002 and the increase of such accrual in 2001 referred to above.

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

        In 2002, 2001 and 2000, pursuant to terms of certain titanium ore contracts (discussed above), the Company purchased, in advance of receipt, $4.9 million, $31.6 million and $15.3 million, respectively, of titanium ore, a raw material, which is reflected in both inventory and accounts payable and had no net effect on operating cash flow.

  Investing cash flows

        The Company's capital expenditures were $32.6 million, $53.7 million and $31.1 million in 2002, 2001 and 2000, respectively. Capital expenditures in 2002 and 2001 included an aggregate of $3.1 million and $22.3 million, respectively, for the rebuilding of the Company's Leverkusen, Germany sulfate plant. In 2001 the Company received $23.4 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $3.2 million of expenses related to repairs and clean-up costs. Capital expenditures at LPC were approximately $4.0 million in each of 2002, 2001 and 2000 and are not included in the Company's capital expenditures.

        The Company's capital expenditures during the past three years include an aggregate of approximately $18.2 million ($5.0 million in 2002) for the Company's ongoing environmental protection and compliance programs. The
Company's estimated 2003 capital expenditures are $34.0 million and include approximately $5.0 million in the area of environmental protection and compliance.

        In February 2001 EMS loaned $13.4 million to Tremont under a reducing revolving loan agreement that matured in March 2003. See Notes 1 and 8 to the Consolidated Financial Statements. The loan was approved by special committees of the Company's and EMS's Boards of Directors. In October 2002 a special committee of the Company's Board of Directors approved new loan terms proposed by Tremont, whereby Tremont repaid the outstanding principal and interest balance on the EMS loan with proceeds from a new $15 million revolving loan agreement with the Company. As such, the EMS loan was extinguished and cancelled. Similar to the EMS loan, the Company's loan to Tremont bears interest at prime plus 2% (6.25% at December 31, 2002 with interest payable quarterly), and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The loan is due December 31, 2004, with no principal payments required prior to that date. The maximum amount available to Tremont under the revolving loan agreement is $15 million. The creditworthiness of Tremont is dependent in part on the value of the Company as Tremont's interest in the Company is Tremont's most substantial asset. At December 31, 2002, no amounts were outstanding under this facility and Tremont had $15 million of borrowing availability. As a result of the merger of Tremont with Valhi in February 2003, the revolving loan agreement is now between Tremont LLC (a wholly owned subsidiary of Valhi and successor to Tremont) and NL. See Note 7 to the Consolidated Financial Statements.

        In May 2001 a wholly owned subsidiary of EMS loaned $20.0 million to the Harold C. Simmons Family Trust No. 2 (the "Family Trust"), one of the trusts described in Notes 1 and 8 to the Consolidated Financial Statements, under a $25.0 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (4.25% at December 31, 2002), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. In November 2002 the Family Trust repaid $2 million principal amount of the revolving credit agreement. At December 31, 2002, $7.0 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at December 31, 2002, as the Company does not expect to demand repayment within one year.

        In November 2001 $7.9 million of restricted cash related to certain letters of credit supporting certain insurance related contracts was released.

        In January 2002 the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million. See Note 3 to the Consolidated Financial Statements.

        During 2000 the Company purchased 1,000,000 shares of Tremont's common stock in market transactions for an aggregate of $26 million. At December 31, 2002, Tremont owned 10.2 million shares, or 21%, of NL's outstanding common stock. See Notes 1 and 7 to the Consolidated Financial Statements.

  Financing cash flows

        In March 2002 the Company redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 the Company redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility ("European Credit Facility") and borrowed
(euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In the third and fourth quarters of 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) and 1.7 million ($1.6 million when repaid), respectively, of the European Credit Facility. See Note 13 to the Consolidated Financial Statements.

        In September 2002 the Company's U.S. operating subsidiaries entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility"). As of December 31, 2002, no borrowings were outstanding under the U.S. Credit Facility and Borrowing Availability was approximately $30 million. See Note 13 to the Consolidated Financial Statements.

        Deferred financing costs of $10.7 million for the Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2002.

        In 2001 the Company  repaid  (euro)7.6  million ($6.5 million when paid)
and  (euro)16.4  million  ($14.9  million  when  paid),  respectively,   of  its
euro-denominated short-term debt with excess cash flow from operations.

        In 2000 the Company repaid (euro)17.9 million ($16.7 million when paid) and (euro)13.0 million ($12.2 million when paid), respectively, of its euro-denominated short-term debt with cash flow from operations. In December 2000 the Company borrowed $43 million of short-term non-U.S. dollar-denominated bank debt and used the proceeds along with cash on hand to redeem $50 million (par value) of the Company's 11.75% Senior Secured Notes.

        Other than operating lease commitments disclosed in Note 23 to the Consolidated Financial Statements, the Company is not party to any off-balance sheet financing arrangements.

        Dividends paid during 2002, 2001 and 2000 totaled $158.0 million (including an additional $2.50 per share cash dividend paid in December 2002 aggregating $119.2 million), $39.8 million and $32.7 million, respectively. On February 5, 2003, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 14, 2003 to be paid on March 26, 2003. Pursuant to its share repurchase program, the Company purchased 1,384,000 shares of its common stock in the open market at an aggregate cost of $21.3 million in 2002, 1,059,000 shares of its common stock at an aggregate cost of $15.5 million in 2001 and 1,682,000 shares of its common stock in the open market at an aggregate cost of $30.9 million in 2000. In October 2002 the Company's Board of Directors authorized a 1,500,000 share extension of the repurchase program. Approximately 1,323,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

  Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

        At December 31, 2002, the Company had cash and cash equivalents aggregating $58 million ($25 million held by non-U.S. subsidiaries) and $72 million of restricted cash equivalents and restricted marketable debt securities held by U.S. and non-U.S. subsidiaries, of which $11 million was classified as a noncurrent asset. At December 31, 2002, certain of the Company's subsidiaries had approximately $87 million available for borrowing with approximately $57 million available under non-U.S. credit facilities (including approximately $54 million under the European Credit Facility) and approximately $30 million available under the U.S. Credit Facility (based on Borrowing Availability). At December 31, 2002, KII had approximately $36 million available for payment of dividends and other restricted payments as defined in the Notes indenture. At December 31, 2002, the Company had complied with all financial covenants governing its debt agreements.

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

        A reduction in the Belgian income tax rate from 40.17% to 33.99%, enacted in December 2002, became effective January 1, 2003. The reduction in the Belgian income tax rate resulted in a $2.3 million decrease in deferred income tax expense in the fourth quarter of 2002 due to a reduction of the Company's deferred income tax liabilities related to certain Belgian temporary differences.

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest. See Note 17 to the Consolidated Financial Statements.

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

        The Company has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at December 31, 2002) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.8 million at December 31, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

        At December 31, 2002, the Company had net deferred tax liabilities of $134 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $185 million at December 31, 2002, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

        At December 31, 2002, the Company had the equivalent of approximately $414 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on the annual utilization of income tax loss carryforwards that, as proposed, would become effective retroactively to January 1, 2003. Since the Company has provided a deferred income tax asset valuation allowance against substantially all of the German tax loss carryforwards, any limitation on the Company's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on the Company's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on the Company's ability to make full annual use of its German income tax loss carryforwards, which would significantly affect the Company's future income tax expense and future income tax payments.

        At December 31, 2002, the Company had, for U.S. federal income tax purposes, a net operating loss carryforward of approximately $45 million, of which $3 million expires in 2019, $23 million expires in 2021 and $19 million expires in 2022 and approximately $7.4 million of alternative minimum tax credit carryforwards with no expiration date.

  Environmental matters and litigation

        The Company has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, the allocation of such costs among PRPs, and the solvency of other PRPs.

        The Company is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, the Company believes that the pending lead pigment and paint litigation is without merit. The Company has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, the Company expects that additional lead pigment and lead-based paint litigation, asserting similar or different legal theories and seeking similar or different types of damage and relief to that described in Item 3. "Legal Proceedings," may be filed. See Item 3. "Legal Proceedings" and Note 23 to the Consolidated Financial Statements.

  Foreign operations

        As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations have been converted to the euro from their respective national currencies. At December 31, 2002, the Company had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

  New accounting principles not yet adopted

        See Note 2 to the Consolidated Financial Statements.

  Other

        The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 13 to the Consolidated Financial Statements.

  Summary of debt and other contractual commitments

        As more fully described in the Notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 13 and 23 to the Consolidated Financial Statements. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.

                                      Unconditional Payment Due Date
                          --------------------------------------------------------
                                        2004 -     2006 -     2008 and
Contractual Commitment        2003       2005       2007       after        Total
----------------------      -------    -------    --------    --------    --------
                                               (In millions)

Indebtedness .........      $   1.3    $  27.5    $     .2    $  296.9    $  325.9
                            -------    -------    --------    --------    --------

Property and equipment          6.4     --          --          --             6.4
                            -------    -------    --------    --------    --------

Operating leases .....          4.7        7.0         3.8        19.4        34.9
                            -------    -------    --------    --------    --------

                            $  12.4    $  34.5    $    4.0    $  316.3    $  367.2
                            =======    =======    ========    ========    ========

        In addition, the Company is a party to certain other agreements that contractually and unconditionally commit the Company to pay certain amounts in the future. However, while the Company believes it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. Agreements to which the Company is a party that fall into this category, more fully described in Note 23 to the Consolidated Financial Statements, includes the Company's long-term supply contracts for the purchase of chloride-process TiO2 feedstock.

  Assumptions on defined benefit pension plans and OPEB plans

        Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension cost are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $7.0 million in 2002, $4.6 million in 2001 and $4.7 million in 2000. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulation (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its defined benefit pension plans aggregated $9.3 million in 2002, $7.6 million in 2001 and $16.6 million in 2000.

        The discount rates the Company utilizes for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, the Company receives advice about appropriate discount rates to use based upon discussions with the Company's third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each valuation date (September 30th for the Company's plans) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of December 31st of that year, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

        At December 31, 2002, approximately 17%, 53%, 10% and 14% of the projected benefit obligations for all of the Company's defined benefit pension plans were attributable to the U.S., Germany, Canada and Norway, respectively. Because the Company maintains defined benefit pension plans in several different countries in North America and Europe, and because the interest rate environment differs from country to country, the Company uses several different discount rate assumptions in determining its defined benefit pension plan obligations and expense.

        The Company used the following discount rates for its defined benefit pension plans:

                                Discount rates used for the following periods:
                    -------------------------------------------------------------------------
                        Obligation at             Obligation at             Obligation at
                    December 31, 2002 and     December 31, 2001 and     December 31, 2000 and
                       expense in 2003           expense in 2002           expense in 2001
                    ---------------------     ---------------------     ---------------------

  U.S. ..........             6.5%                        7.3%                     7.8%
  Germany .......             5.5%                        5.8%                     6.0%
  Canada ........             7.0%                        7.3%                     7.5%
  Norway ........             6.0%                        6.0%                     6.0%

        The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligation. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

        At December 31, 2002, approximately 19%, 50%, 8% and 18% related to plan assets for the Company's plans in the U.S., Germany, Canada and Norway, respectively. Because the Company maintains defined benefit pension plans in several different countries in North America and Europe, because the plan assets in different countries are invested in a different mix of investments and because the long-term rates of return for different investments differs from country to country, the Company uses several different long-term rate of return on plan asset assumptions in determining its defined benefit pension plan expense.

        In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return to use based upon discussions with the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In the U.S., the Company currently has a plan asset target allocation of 50% to equity managers and 50% to fixed income managers (current plan asset allocation at December 31, 2002 was 39% to equity managers and 61% to fixed income managers), with an expected long-term rate of return for such investments of approximately 10% and 6%, respectively.

o In Germany, the composition of plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2002 was 30% to equity managers and 70% to fixed income managers.

o In Canada, the Company currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2002 was 54% to equity managers and 46% to fixed income managers.

o In Norway, the Company currently has a plan asset target allocation of 15% to equity managers and 85% to fixed income managers, with an expected long-term rate of return for such investments of approximately 8% and 6%, respectively. The current plan asset allocation at December 31, 2002 was 13% to equity managers and 87% to fixed income managers.

        The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

        The Company's assumed long-term rates of return on plan assets for 2002, 2001 and 2000 were as follows:

                              2002          2001         2000
                             ------        ------       ------

  U.S.                        8.5%          8.5%         9.0%
  Germany                     6.8%          7.3%         7.5%
  Canada                      7.0%          7.8%         8.0%
  Norway                      7.0%          7.0%         7.0%

        The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2003 as it used in 2002 for purposes of determining the 2003 defined benefit pension plan expense.

        To  the  extent  that  a  plan's  particular   pension  benefit  formula
calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligation and the pension expense will be based in part upon expected increases in future compensation levels. For all of the Company's plans for which the benefit formula is so calculated, the Company generally bases the assumed expected increase in future compensation levels based upon average long-term inflation rates for the applicable country.

        In addition to the actuarial assumptions discussed above, because the Company maintains defined benefit pension plans outside the U.S. the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension cost will vary based upon relative changes in foreign currency exchange rates.

        Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2003, the Company expects its defined benefit pension expense will approximate $8 million in 2003. In comparison, the Company expects to be required to make approximately $12 million of contributions to such plans during 2003.

        Defined benefit pension expense and the amount recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2002, the Company's aggregate projected benefit obligation would have increased by approximately $10.5 million at that date, and the Company's defined benefit pension expense would be expected to increase by approximately $1.4 million during 2003. Similarly, if the Company lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, the Company's defined benefit pension expense would be expected to increase by approximately $.6 million during 2003.

        OPEB plans. Certain subsidiaries of the Company currently provide certain health care and life insurance benefits for eligible retired employees. The Company provides such OPEB benefits to retirees in the U.S. and Canada. The Company accounts for such OPEB costs under SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions." Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense

(income) of $.1 million in 2002, $(.2) million in 2001 and $.2 million in 2000. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $3.5 million in 2002, $.5 million in 2001 and $7.8 million in 2000. Company contributions were lower in 2002 and 2001 compared with 2000 due to the contribution by the Company to a trust in 2000 of shares of common stock received from demutualization of an insurance company from which the Company had purchased certain insurance policies. The shares were sold by the trust for $7.8 million in 2000 and the proceeds were used to pay OPEB benefit claims in 2002, 2001 and 2000.

        The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligation is generally based on the same discount rates the Company utilizes for its U.S. and Canadian defined benefit pension plans.

        In estimating the health care cost trend rate, the Company considers its actual healthcare cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2002, the expected rate of increase in future health care costs ranges from 9% in 2003, declining to 5.5% in 2007 and thereafter.

        Based on the actuarial assumptions described above and the Company's current expectation for what actual average foreign currency exchange rates will be during 2003, the Company expects its OPEB expense will approximate $.3 million in 2003. In comparison, the Company expects to be required to make approximately $4.8 million of contributions to such plans during 2003.

        OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2002, the Company's aggregate accumulated OPEB obligation would have increased by approximately $.7 million at that date, and the Company's OPEB expense would be expected to increase by a nil amount during 2003. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligation would have increased by approximately $2.1 million at December 31, 2002, and OPEB expense would have increased by $.1 million in 2002.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General

        The Company is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company has not generally entered into forward or option contracts to manage such market risks, nor has the Company entered into any such contract or other type of derivative instrument for trading purposes. The Company was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 2002 or 2001. See Notes 2 and 24 to the Consolidated Financial Statements.

  Interest rates

        The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2002, the Company's aggregate indebtedness was split between 92% of fixed-rate instruments and 8% of variable-rate borrowings (2001 - 81% fixed-rate and 19% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted-average interest rates, by contractual maturity dates, for the Company's aggregate indebtedness at December 31, 2002 and 2001. At December 31, 2002, all outstanding fixed-rate indebtedness was denominated in euros (2001-all fixed-rate indebtedness denominated in U.S. dollars), and all outstanding variable-rate indebtedness was denominated in either euros or Norwegian kroner. Information shown below for such euro- and Norwegian kroner-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2002 using that date's exchange rate of .96 euro per U.S. dollar (2001 - 1.13 euro per U.S. dollar) and 6.99 Norwegian kroner per U.S. dollar (2001 - 9.02 Norwegian kroner per U.S. dollar). Certain Norwegian kroner-denominated capital leases totaling $1.9 million in 2002 have been excluded from the table below.

                                                       Amount
                                              ------------------------
                                               Carrying       Fair      Interest     Maturity
        Indebtedness                             value       value        rate         date
        ------------                          ------------ ----------- ------------  --------
                                                    (In millions)

Fixed-rate indebtedness (euro-denominated):
    KII Notes .............................   $    296.9   $   299.9       8.875%      2009
                                              ------------ -----------     ------
                                                   296.9       299.9       8.875%
                                              ------------ -----------     ------

Variable-rate indebtedness (non U.S. dollar
  denominated):
    European Credit Facility:
    euro-denominated ......................         15.6        15.6       4.8%        2005
    Norwegian kroner-denominated ..........         11.5        11.5       8.9%        2005
                                              ------------ -----------     ------
                                                    27.1        27.1       6.5%
                                              ------------ -----------     ------

                                              $    324.0   $   327.0       8.7%
                                              ============ ===========     ======

        At December 31, 2001, fixed-rate indebtedness aggregated $194.0 million (fair value - $194.9 million) with a weighted-average interest rate of 11.75%; variable rate indebtedness at such date aggregated $46.2 million, which approximated fair value, with a weighted-average interest rate of 5.45%. All of such fixed rate indebtedness was denominated in U.S. dollars. Such variable rate indebtedness was denominated in the euro (52%) and the Norwegian kroner (48%). Certain Norwegian kroner-denominated capital leases totaling $2.5 million at December 31, 2001 have been excluded from the above analysis.

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

        At December 31, 2002, the Company had $312.5 million of indebtedness denominated in euros (2001 - $24.0 million) and $11.5 million of indebtedness denominated in Norwegian kroner (2001 - $22.2 million). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $32.4 million (2001 - $4.6 million).

  Marketable equity and marketable debt security prices

        The Company is exposed to market risk due to changes in prices of the marketable equity securities which are held. The fair value of such equity securities at December 31, 2002 and 2001 was $40.9 million and $45.2 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $4.1 million and $4.5 million, respectively. The fair value of restricted marketable debt securities at December 31, 2002 and 2001 was $18.9 million and $19.7 million, respectively. The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $1.9 million and $2.0 million, respectively.

  Other

        The Company believes there are certain shortcomings in the sensitivity analyses presented above, which analyses are required under the SEC's regulations. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in market prices were actually to occur.

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "NL Proxy Statement").

ITEM 11.       EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the NL Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the NL Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the NL Proxy Statement. See also Note 22 to the Consolidated Financial Statements.

ITEM 14.       CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of J. Landis Martin, the Company's Chief

Executive Officer, and Robert D. Hardy, the Company's Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)      Financial Statements and Schedules

                  The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)              Reports on Form 8-K

                  There were no Reports on Form 8-K filed during the quarter ended December 31, 2002.

                  January 31, 2003 - reported items 5 and 7.

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

  4.2 Indenture governing the 8.875% Senior Secured Notes due 2009, dated June 28, 2002, between Kronos International, Inc. and The Bank of New York, as Trustee - incorporated by reference to
               Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.3 Form of certificate of 8.875% Senior Secured Notes due 2009 of Kronos International, Inc. (included as Exhibit A to Exhibit 4.1)
               - incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.4 Form of certificate of 8.875% Senior Secured Notes due 2009 of Kronos International, Inc. (included as Exhibit B to Exhibit 4.1)
               - incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.5 Purchase Agreement, dated June 19, 2002, among Kronos International, Inc., Deutsche Bank AG London, Dresdner Bank AG London Branch and Commerzbank Aktiengesellschaft, London Branch - incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.6 Registration Rights Agreement, dated June 28, 2002, among Kronos International, Inc., Deutsche Bank AG London, Dresdner Bank AG London and Commerzbank Aktiengesellschaft, London Branch - incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.7 Collateral Agency Agreement, dated June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc. - incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.8 Security Over Shares Agreement, dated June 28, 2002, between Kronos International, Inc. and The Bank of New York - incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.9 Pledge of Shares (shares in Kronos Denmark ApS), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.10 Pledge Agreement (shares in Societe Industrielle du Titane S.A.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.11 Partnership Interest Pledge Agreement(relating to fixed capital contribution in Kronos Titan GmbH & Co.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.12         Deposit Agreement, dated June 28, 2002, among NL Industries, Inc.
               and JP Morgan Chase Bank, as trustee - incorporated by reference to Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  4.13 Satisfaction and Discharge of Indenture, Release, Assignment and Transfer, dated June 28, 2002, made by JP Morgan Chase Bank pursuant to the Indenture for NL Industries, Inc.'s 11 3/4% Senior Secured Notes due 2003 - incorporated by reference to
               Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  10.1 (euro)80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  10.2 Lease Contract dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

  10.3         Contract  on  Supplies  and  Services   among  Bayer  AG,  Kronos
               Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

  10.4** Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

  10.5** Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

  10.6** Amendment to Richards Bay Slag Sales Agreement dated June 1, 2001 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

  10.7** Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.

  10.8 Agreement between Sachtleben Chemie GmbH and Kronos Titan-GmbH effective December 30, 1986 - incorporated by reference to
               Exhibit 10.1 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

  10.9 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

  10.10 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

  10.11 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.12 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.13 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.14 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

  10.15 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P.
               - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.16 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

  10.17 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.18 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.19 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.20 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.21 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit
               10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.22 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL -
               incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

  10.23*       1989 Long Term Performance Incentive Plan of NL Industries,  Inc.
               - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

  10.24* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A to the Registrant's Proxy Statement on
               Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

  10.25* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on
               Schedule 14A for the annual meeting of shareholders held on May 9, 2001.

  10.26* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 - incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held April 30, 1992.

  10.27* NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Registrant's Proxy Statement on
               Schedule 14A for the annual meeting of shareholders held on May 6, 1998.

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

  10.31* Amended and Restated Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of May 1, 2001 - incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

  10.32* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and Lawrence A. Wigdor and related trust agreement
               - incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

  10.33* Agreement to Defer Bonus Payment dated January 10, 2002 between the Registrant and Lawrence A. Wigdor and related trust agreements - incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

  10.34* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and J. Landis Martin and related trust agreement - incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

  10.35 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

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

  10.38 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2002 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

  10.39 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 2002 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

  10.40 Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 2002 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

  10.41 Revolving Loan Note dated May 4, 2001 with Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

  10.42        Security  Agreement  dated May 4, 2001 by and  between  Harold C.
               Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

  10.43 Revolving Loan Note Agreement dated October 22, 2002 with Tremont Corporation as Maker and NL Industries, Inc. as Payee - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

  10.44 Security Agreement dated October 22, 2002 by and between Tremont Corporation and NL Industries, Inc. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

  10.45 Purchase Agreement dated January 4, 2002 by and among Kronos, Inc. as the Purchaser, and Big Bend Holdings LLC and Contran Insurance Holdings, Inc., as Sellers regarding the sale and purchase of EWI RE, Inc. and EWI RE, Ltd. - incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

  10.46* Stock Option Purchase Agreement dated November 20, 2002 between the Registrant (Purchaser) and J. Landis Martin (Seller).

  10.47* Stock Option Purchase Agreement dated November 20, 2002 between the Registrant (Purchaser) and Dr. Lawrence A. Wigdor (Seller).

  10.48* Stock Option Purchase Agreement dated November 20, 2002 between the Registrant (Purchaser) and David B. Garten (Seller).

  10.49* Stock Option Purchase Agreement dated November 20, 2002 between the Registrant (Purchaser) and Robert D. Hardy (Seller).

  21.1         Subsidiaries of the Registrant.

  23.1         Consent of Independent Accountants.

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

  99.3 Annual Report of NL Industries, Inc. Retirement Savings Plan (Form 11-K) to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 2002.

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

                                            NL Industries, Inc.
                                            (Registrant)


                                            By /s/J. Landis Martin
                                               ---------------------------------
                                               J. Landis Martin, March 12, 2003
                                               President and Chief Executive
                                               Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ J. Landis Martin                           /s/ Robert D. Hardy
------------------------------------------     ---------------------------------
J. Landis  Martin,  March 12, 2003             Robert D. Hardy,  March 12, 2003
Director, President and Chief  Executive       Vice President,  Chief Financial
Officer                                        Officer
(Principal  Executive  Officer)                (Principal Financial Officer and
                                               Principal Accounting Officer)


/s/ Glenn R. Simmons                           /s/ Harold C. Simmons
------------------------------------------     ---------------------------------
Glenn R. Simmons, March 12, 2003               Harold C. Simmons, March 12, 2003
Director                                       Chairman of the Board


/s/ George E. Poston                           /s/ Steven L. Watson
------------------------------------------     ---------------------------------
George E. Poston, March 12, 2003               Steven L. Watson, March 12, 2003
Director                                       Director


/s/ General Thomas P. Stafford                 /s/ Ann Manix
------------------------------------------     ---------------------------------
General Thomas P. Stafford, March 12, 2003     Ann Manix, March 12, 2003
Director                                       Director

                                 CERTIFICATIONS

I, J. Landis Martin, the Chief Executive Officer of NL Industries, Inc., certify that:

1)  I have reviewed this annual report on Form 10-K of NL Industries, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 12, 2003


/s/ J. Landis Martin
-----------------------
J. Landis Martin
Chief Executive Officer

                                 CERTIFICATIONS

I, Robert D. Hardy, the Chief Financial Officer of NL Industries, Inc., certify that:

1)  I have reviewed this annual report on Form 10-K of NL Industries, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 12, 2003


/s/ Robert D. Hardy
-----------------------
Robert D. Hardy
Chief Financial Officer

                               NL INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                               Pages
--------------------                                               -----

Report of Independent Accountants                                  F-2

Consolidated Balance Sheets - December 31, 2002 and 2001           F-3 / F-4

Consolidated Statements of Income - Years ended
December 31, 2002, 2001 and 2000                                   F-5

Consolidated Statements of Comprehensive Income - Years
ended December 31, 2002, 2001 and 2000                             F-6

Consolidated Statements of Shareholders' Equity - Years
ended December 31, 2002, 2001 and 2000                             F-7

Consolidated Statements of Cash Flows - Years ended
December 31, 2002, 2001 and 2000                                   F-8 / F-10

Notes to Consolidated Financial Statements                         F-11 / F-50


Financial Statement Schedules
-----------------------------

Report of Independent Accountants                                  S-1

Schedule I - Condensed Financial Information of Registrant         S-2 / S-7

Schedule II - Valuation and Qualifying Accounts                    S-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of NL Industries, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of NL Industries, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                                      PricewaterhouseCoopers LLP

Houston, Texas
February 12, 2003

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001

                      (In thousands, except per share data)


                         ASSETS                             2002         2001
                                                         ----------   ----------

Current assets:
    Cash and cash equivalents ........................   $   58,091   $  116,037
    Restricted cash equivalents ......................       52,089       63,257
    Restricted marketable debt securities ............        9,670        3,583
    Accounts and notes receivable ....................      136,858      125,721
    Receivable from affiliates .......................          207        3,698
    Refundable income taxes ..........................        1,782        1,530
    Inventories ......................................      209,882      231,056
    Prepaid expenses .................................        7,207        5,912
    Deferred income taxes ............................       10,511       11,011
                                                         ----------   ----------

        Total current assets .........................      486,297      561,805
                                                         ----------   ----------


Other assets:
    Marketable equity securities .....................       40,901       45,227
    Receivable from affiliates .......................       18,000       31,650
    Investment in TiO2 manufacturing joint venture ...      130,009      138,428
    Prepaid pension cost .............................       17,572       18,411
    Restricted marketable debt securities ............        9,232       16,121
    Other ............................................       30,671        9,699
                                                         ----------   ----------

        Total other assets ...........................      246,385      259,536
                                                         ----------   ----------


Property and equipment:
    Land .............................................       29,072       24,579
    Buildings ........................................      150,406      130,710
    Machinery and equipment ..........................      640,297      537,958
    Mining properties ................................       84,778       67,649
    Construction in progress .........................        8,702        5,071
                                                         ----------   ----------
                                                            913,255      765,967
    Less accumulated depreciation and depletion ......      534,436      436,217
                                                         ----------   ----------

        Net property and equipment ...................      378,819      329,750
                                                         ----------   ----------

                                                         $1,111,501   $1,151,091
                                                         ==========   ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

                      (In thousands, except per share data)


     LIABILITIES AND SHAREHOLDERS' EQUITY                      2002           2001
                                                           -----------    -----------
Current liabilities:
    Notes payable ......................................   $      --      $    46,201
    Current maturities of long-term debt ...............         1,298          1,033
    Accounts payable and accrued liabilities ...........       167,574        176,223
    Payable to affiliates ..............................         8,027          6,919
    Accrued environmental costs ........................        51,307         59,891
    Income taxes .......................................         6,624          7,277
    Deferred income taxes ..............................         3,219          1,530
                                                           -----------    -----------

        Total current liabilities ......................       238,049        299,074
                                                           -----------    -----------

Noncurrent liabilities:
    Long-term debt .....................................       324,608        195,465
    Deferred income taxes ..............................       143,518        143,256
    Accrued environmental costs ........................        47,189         47,589
    Accrued pension cost ...............................        43,757         26,985
    Accrued postretirement benefits cost ...............        26,477         29,842
    Other ..............................................        14,060         14,729
                                                           -----------    -----------

        Total noncurrent liabilities ...................       599,609        457,866
                                                           -----------    -----------

Minority interest ......................................         8,516          7,208
                                                           -----------    -----------

Shareholders' equity:
    Preferred stock - 5,000 shares authorized, no shares
      issued or outstanding ............................          --             --
    Common stock - $.125 par value; 150,000 shares
      authorized; 66,845 and 66,845 shares issued ......         8,355          8,355
    Additional paid-in capital .........................       777,819        777,597
    Retained earnings ..................................       101,554        222,722
    Accumulated other comprehensive income (loss):
        Currency translation ...........................      (170,670)      (208,349)
        Marketable securities ..........................         5,896          8,350
        Pension liabilities ............................       (21,447)        (6,352)
    Treasury stock, at cost (19,155 and 17,808 shares) .      (436,180)      (415,380)
                                                           -----------    -----------

        Total shareholders' equity .....................       265,327        386,943
                                                           -----------    -----------

                                                           $ 1,111,501    $ 1,151,091
                                                           ===========    ===========

Commitments and contingencies (Notes 8, 17 and 23)

                 See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2001 and 2000

                      (In thousands, except per share data)

                                                           2002         2001         2000
                                                        ----------   ----------   ----------
Revenues and other income:
    Net sales .......................................   $  875,188   $  835,099   $  922,319
    Litigation settlement gains, net ................        5,225       11,730       69,465
    Insurance recoveries, net .......................         --         17,468         --
    Other income, net ...............................       16,814       23,136       23,283
                                                        ----------   ----------   ----------

                                                           897,227      887,433    1,015,067
                                                        ----------   ----------   ----------

Costs and expenses:
    Cost of sales ...................................      671,830      578,060      610,449
    Selling, general and administrative .............      145,535      124,512      137,178
    Interest ........................................       29,752       27,569       32,369
                                                        ----------   ----------   ----------

                                                           847,117      730,141      779,996
                                                        ----------   ----------   ----------

        Income before income taxes and minority
          interest ..................................       50,110      157,292      235,071

Income tax expense ..................................       12,036       34,925       78,026
                                                        ----------   ----------   ----------

        Income before minority interest .............       38,074      122,367      157,045


Minority interest ...................................        1,264          960        2,436
                                                        ----------   ----------   ----------

        Net income ..................................   $   36,810   $  121,407   $  154,609
                                                        ==========   ==========   ==========


Net income per share:

    Basic ...........................................   $      .76   $     2.44   $     3.07
                                                        ==========   ==========   ==========
    Diluted .........................................   $      .76   $     2.44   $     3.05
                                                        ==========   ==========   ==========

Weighted average shares used in the
  calculation of net income per share:
    Basic ...........................................       48,530       49,732       50,415
    Dilutive impact of stock options ................           82          124          334
                                                        ----------   ----------   ----------

    Diluted .........................................       48,612       49,856       50,749
                                                        ==========   ==========   ==========

                 See accompanying notes to consolidated financial statements

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                   2002          2001         2000
                                                 ---------    ---------    ---------

Net income ...................................   $  36,810    $ 121,407    $ 154,609
                                                 ---------    ---------    ---------

Other comprehensive (loss) income, net of tax:
    Marketable securities adjustment:
        Unrealized holding (losses) gains
          arising during the period ..........      (2,454)      (1,275)       4,064
        Add:  reclassification adjustment
          for loss included in net income ....        --            740        1,964
                                                 ---------    ---------    ---------

                                                    (2,454)        (535)       6,028

    Minimum pension liabilities adjustment ...     (15,095)      (6,352)       1,756

    Currency translation adjustment ..........      37,679      (17,592)     (30,735)
                                                 ---------    ---------    ---------

        Total other comprehensive income
          (loss) .............................      20,130      (24,479)     (22,951)
                                                 ---------    ---------    ---------

    Comprehensive income .....................   $  56,940    $  96,928    $ 131,658
                                                 =========    =========    =========

                 See accompanying notes to consolidated financial statements

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2002, 2001 and 2000

                      (In thousands, except per share data)

                                                                                               Accumulated other
                                                                                         comprehensive income (loss)
                                                           Additional                -------------------------------------
                                                 Common     paid-in      Retained     Currency     Pension    Marketable
                                                  stock      capital     earnings    translation  liabilities securities
                                                ---------  ----------   ---------    -----------  ----------- ------------
Balance at December 31, 1999 ................   $   8,355   $ 774,304   $  19,150    $(160,022)   $  (1,756)   $   2,857

Net income ..................................        --          --       154,609         --           --           --
Other comprehensive income (loss), net of tax        --          --          --        (30,735)       1,756        6,028
Common dividends declared - $.65 per share ..        --          --       (32,686)        --           --           --
Tax benefit of stock options exercised ......        --         3,224        --           --           --           --
Treasury stock:
    Acquired ................................        --          --          --           --           --           --
    Reissued ................................        --          --          --           --           --           --
                                                ---------   ---------   ---------   ----------    ---------    ---------

Balance at December 31, 2000 ................       8,355     777,528     141,073     (190,757)        --          8,885

Net income ..................................        --          --       121,407         --           --           --
Other comprehensive loss, net of tax ........        --          --          --        (17,592)      (6,352)        (535)
Common dividends declared - $.80 per share ..        --          --       (39,758)        --           --           --
Tax benefit of stock options exercised ......        --            69        --           --           --           --
Treasury stock:
    Acquired ................................        --          --          --           --           --           --
    Reissued ................................        --          --          --           --           --           --
                                                ---------   ---------   ---------   ----------    ---------    ---------

Balance at December 31, 2001 ................       8,355     777,597     222,722     (208,349)      (6,352)       8,350

Net income ..................................        --          --        36,810         --           --           --
Other comprehensive income (loss), net of tax        --          --          --         37,679      (15,095)      (2,454)
Common dividends declared -  $3.30 per share         --          --      (157,978)        --           --           --
Tax benefit of stock options exercised ......        --           222        --           --           --           --
Treasury stock:
    Acquired ................................        --          --          --           --           --           --
    Reissued ................................        --          --          --           --           --           --
                                                ---------   ---------   ---------   ----------    ---------    ---------

Balance at December 31, 2002 ................   $   8,355   $ 777,819   $ 101,554   $ (170,670)   $(21,447)    $   5,896
                                                =========   =========   =========   ==========    =========    =========
                                                 Treasury
                                                  stock        Total
                                                ---------    ---------
Balance at December 31, 1999 ................   $(371,801)   $ 271,087

Net income ..................................        --        154,609
Other comprehensive income (loss), net of tax        --        (22,951)
Common dividends declared - $.65 per share ..        --        (32,686)
Tax benefit of stock options exercised ......        --          3,224
Treasury stock:
    Acquired ................................     (30,886)     (30,886)
    Reissued ................................       2,091        2,091
                                                ---------    ---------

Balance at December 31, 2000 ................    (400,596)     344,488

Net income ..................................        --        121,407
Other comprehensive loss, net of tax ........        --        (24,479)
Common dividends declared - $.80 per share ..        --        (39,758)
Tax benefit of stock options exercised ......        --             69
Treasury stock:
    Acquired ................................     (15,502)     (15,502)
    Reissued ................................         718          718
                                                ---------    ---------

Balance at December 31, 2001 ................    (415,380)     386,943

Net income ..................................        --         36,810
Other comprehensive income (loss), net of tax        --         20,130
Common dividends declared -  $3.30 per share         --       (157,978)
Tax benefit of stock options exercised ......        --            222
Treasury stock:
    Acquired ................................     (21,254)     (21,254)
    Reissued ................................         454          454
                                                ---------    ---------

Balance at December 31, 2002 ................   $(436,180)   $ 265,327
                                                =========    =========

                 See accompanying notes to consolidated financial statements

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                     2002         2001        2000
                                                  ---------    ---------    ---------

Cash flows from operating activities:
    Net income ................................   $  36,810    $ 121,407    $ 154,609
    Depreciation, depletion and amortization ..      33,221       29,599       29,733
    Noncash interest income on restricted cash
      and restricted marketable debt securities      (1,762)      (3,580)      (1,531)
    Noncash interest expense ..................       1,768          467        1,725
    Deferred income taxes .....................       1,506        3,256       40,186
    Minority interest .........................       1,264          960        2,436
    Net losses (gains) from:
        Securities transactions ...............         105        1,133       (2,531)
        Disposition of property and equipment .         625          735        1,562
    Pension cost, net .........................      (2,316)      (2,967)     (11,816)
    Other postretirement benefits, net ........      (3,385)         531        1,062
    Distributions from TiO2 manufacturing joint
      venture .................................       7,950       11,313        7,550
    Litigation settlement gains, net ..........        --        (10,307)     (69,465)
    Insurance recoveries, net .................        --        (17,468)        --
    Other, net ................................        --            261         --
                                                  ---------    ---------    ---------

                                                     75,786      135,340      153,520

    Change in assets and liabilities:
      Accounts and notes receivable ...........       4,788          902        1,417
      Inventories .............................      42,249      (32,698)     (23,395)
      Prepaid expenses ........................        (545)      (2,200)        (617)
      Accounts payable and accrued liabilities      (32,310)      31,091        9,301
      Income taxes ............................      (2,036)       4,107        4,449
      Accounts with affiliates ................       3,800       (5,670)        (123)
      Accrued environmental costs .............       8,913        7,068       (1,279)
      Other noncurrent assets .................         150         (263)         205
      Other noncurrent liabilities ............      (2,544)      (7,944)      (3,723)
                                                  ---------    ---------    ---------

          Net cash provided by operating
            activities ........................      98,251      129,733      139,755
                                                  ---------    ---------    ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                       2002           2001            2000
                                                   -------------   ------------   -------------
Cash flows from investing activities:
    Capital expenditures .........................   $ (32,600)   $ (53,669)   $ (31,089)
    Loans to affiliates:
        Loans ....................................        --        (33,400)        --
        Collections ..............................      14,650          750         --
    Acquisition of business ......................      (9,149)        --           --
    Property damaged by fire:
        Insurance proceeds .......................        --         23,361         --
        Other, net ...............................        --         (3,205)        --
    Purchase of Tremont Corporation common stock .        --           --        (26,040)
    Change in restricted cash equivalents and
      restricted marketable debt securities, net .        (960)       8,509          630
    Proceeds from disposition of property and
      equipment ..................................         873          419          139
    Proceeds from disposition of marketable
      securities .................................        --              4          158
    Other, net ...................................        --           --            (33)
                                                     ---------    ---------    ---------

        Net cash used by investing activities ....     (27,186)     (57,231)     (56,235)
                                                     ---------    ---------    ---------

Cash flows from financing activities:
    Indebtedness:
        Borrowings ...............................     335,768        1,437       44,923
        Principal payments .......................    (278,814)     (22,428)     (79,162)
        Deferred financing fees ..................     (10,706)        --           --
    Dividends paid ...............................    (157,978)     (39,758)     (32,686)
    Treasury stock:
        Purchased ................................     (21,254)     (15,502)     (30,886)
        Reissued .................................         454          718        2,091
    Distributions to minority interests ..........         (11)          (5)          (6)
                                                     ---------    ---------    ---------

        Net cash used by financing activities ....    (132,541)     (75,538)     (95,726)
                                                     ---------    ---------    ---------

        Net change during the year from operating,
          investing and financing activities .....   $ (61,476)   $  (3,036)   $ (12,206)
                                                     =========    =========    =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                           2002          2001         2000
                                                         ---------    ---------    ---------

Cash and cash equivalents:
    Net change during the year from:
        Operating, investing and financing activities.   $ (61,476)   $  (3,036)   $ (12,206)
        Currency translation .........................       3,334       (1,305)      (1,640)
        Acquisition of business ......................         196         --           --
                                                         ---------    ---------    ---------

                                                           (57,946)      (4,341)     (13,846)

        Balance at beginning of year .................     116,037      120,378      134,224
                                                         ---------    ---------    ---------

        Balance at end of year .......................   $  58,091    $ 116,037    $ 120,378
                                                         =========    =========    =========

Supplemental disclosures - cash paid for:
    Interest .........................................   $  32,896    $  27,143    $  32,354
    Income taxes .....................................       9,715       29,770       33,398

    Acquisition of business:
        Cash and cash equivalents ....................   $     196    $    --      $    --
        Restricted cash ..............................       2,685         --           --
        Goodwill and other intangible assets .........       9,007         --           --
        Other noncash assets .........................       1,259         --           --
        Liabilities ..................................      (3,998)        --           --
                                                         ---------    ---------    ---------

            Cash paid ................................   $   9,149    $    --      $    --
                                                         =========    =========    =========

                 See accompanying notes to consolidated financial statements.
                                      F-10

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. ("NL") conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. ("Kronos"). At December 31, 2002, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation ("Contran"), held approximately 63% and 21%, respectively, of NL's outstanding common stock. At December 31, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Tremont Group, Inc. ("Tremont Group"), which is 80% owned by Valhi and 20% owned by NL, held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and a director of Tremont, may be deemed to control each of such companies. See Notes 7, 8 and 22.

Note 2 - Summary of significant accounting policies:

Principles of consolidation and management's estimates

        The accompanying consolidated financial statements include the accounts of NL and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts under different assumptions or conditions. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46, " Consolidation of Variable Interest Entities."

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

Restricted cash equivalents and restricted marketable debt securities

        Restricted cash equivalents and restricted marketable debt securities are primarily invested in U.S. government securities and money market funds that invest primarily in U.S. government securities. At December 31, 2002 and 2001, restricted cash equivalents and restricted marketable debt securities of approximately $9.6 million and $8.6 million, respectively, collateralized undrawn letters of credit, and restricted cash equivalents and restricted marketable debt securities of approximately $59.0 million and $74.4 million, respectively, were held by trusts established to pay future environmental remediation obligations and other environmental expenditures of the Company. Generally, restricted cash and restricted marketable debt securities are
classified  as  either  a  current  or  noncurrent   asset  depending  upon  the
classification of the liability to which the restricted amount relates. Additionally, restricted marketable debt securities are generally classified as either current or noncurrent assets depending upon the maturity date of each restricted marketable debt security and are carried at market which approximates cost. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income (loss), net of related deferred income taxes. See Note 7. Gains and losses on available-for-sale debt securities are recognized in income upon realization and are computed based on specific identification of the debt securities sold.

Marketable equity securities and securities transactions

        Marketable equity securities are carried at market based on quoted market prices. Unrealized gains and losses on available-for-sale equity securities are included in other comprehensive income (loss), net of related deferred income taxes. See Note 7. Gains and losses on available-for-sale equity securities are recognized in income upon realization and are computed based on specific identification of the equity securities sold. Declines in value that are judged to be other-than-temporary are reported in other income, net.

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

        When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced accounting for impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 as discussed under "Accounting principles adopted in 2002."

Long-term debt

        Where applicable, long-term debt is stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which cash interest payments are not required and deferred financing costs are amortized over the term of the applicable issue, both by the interest method.

Employee benefit plans

        Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 14.

        The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, following the cash settlement of certain stock options held by employees of the Company, the Company commenced accounting for its remaining stock options using the variable accounting method, which requires the intrinsic value of the stock option to be accrued as an expense. Compensation cost recognized by the Company in accordance with APBO No. 25 was $3.2 million in 2002, nil in 2001 and $1.7 million in 2000.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                            Years ended December 31,
                                                  ---------------------------------------------
                                                      2002            2001            2000
                                                  --------------  -------------   -------------
                                                    (In thousands except per share amounts)

Net income - as reported                          $    36,810     $    121,407    $    154,609
Add back:  Stock-based compensation cost, net of
  tax, included in reported net income                  2,137                 -          1,143
Deduct:  Stock-based compensation cost, net of
  tax, determined under fair value based method
  for all awards                                      (1,082)           (1,651)        (1,616)
                                                  --------------  -------------   -------------

Net income - pro forma                            $    37,865     $    119,756    $    154,136
                                                  ==============  =============   =============
Net income per basic common share:
    As reported                                   $       .76     $       2.44    $       3.07
    Pro forma                                     $       .78             2.41            3.06
Net income per diluted common share:
    As reported                                   $       .76     $       2.44    $       3.05
    Pro forma                                     $       .78     $       2.40    $       3.04


Environmental remediation costs

        Environmental remediation costs are accrued when estimated future expenditures are probable and reasonably estimable. The estimated future expenditures are generally not discounted to present value. Recoveries of remediation costs from other parties, if any, are reported as receivables when their receipt is deemed probable. At December 31, 2002 and 2001, no receivables for recoveries have been recognized.

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

Shipping and handling costs

        Shipping and handling costs are included in selling, general and administrative expense and were $51 million in 2002, $49 million in 2001 and $50 million in 2000.

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

        Effective January 1, 2001, the Company and its qualifying subsidiaries were included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the Company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. Pursuant to the Contran Tax Agreement, the Company received $2.3 million in 2002 from Valhi related to capital loss carrybacks generated in 2001 which would have been recoverable from the U.S. Internal Revenue Service.

Derivatives and hedging activities

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. At December 31, 2002 and 2001, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133. There was no impact on the Company's financial statements from adopting SFAS No. 133.

        The Company periodically uses interest rate swaps, currency swaps and other types of contracts to manage interest rate and foreign exchange risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does it currently anticipate doing so in the future. The Company was not a party to any such contracts during 2002, 2001 and 2000.

Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options. The weighted average number of outstanding stock options, which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive, aggregated 788,000, 876,000 and 222,000 in 2002, 2001 and 2000, respectively. There were no adjustments to net income in the computation of the diluted earnings per share amounts.

Accounting principles adopted in 2002

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with the Company's equity method investee. All goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company had goodwill of $6.4 million at December 31, 2002 which was generated during January 2002. The Company had no goodwill recognized as of the January 1, 2002 date of adoption of SFAS No. 142. See Note 3.

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

        The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in APBO No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that all of its previously-recognized gains and losses from the early extinguishment of debt that occurred on or after January 1, 1998 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported gains and losses from the early extinguishment of debt have been retroactively reclassified and reported as a component of income before extraordinary item. The effect of adoption for the year ended December 31, 2002 was a second-quarter 2002 reclassification of a first-quarter 2002 loss of $92,000 ($60,000, net of income tax benefit) from extraordinary item to interest expense. The effect of adoption for the year ended December 31, 2000 was a reclassification of a $1,126,000 loss ($732,000, net of income tax benefit) from extraordinary item to interest expense. Previously reported net income did not change as a result of adopting SFAS No. 145.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize a liability at the inception of a guarantee covered by the scope of FIN No. 45, equal to the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures requirements with respect to certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for any guarantees issued or modified after December 31, 2002, while the disclosure requirements were effective upon issuance. The Company is not a party to any guarantees covered by the scope of FIN No. 45 as of December 31, 2002.

Accounting principles not yet adopted

        The Company will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company will recognize (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 would be recognized as a cumulative effect of a change in accounting principles as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 as summarized in the table below is not expected to have a material effect on the Company's consolidated financial position, results of operations or liquidity:

                                                                            Amount
                                                                         ------------
                                                                         (In millions)

Increase in carrying value of net property, plant and equipment:
    Cost ................................................................   $ .4
    Accumulated depreciation ............................................    (.1)
Decrease  in  liabilities  previously  accrued  for  closure
  and  post  closure activities .........................................     .2
Asset retirement obligation recognized ..................................    (.5)
                                                                            ----

        Net impact ......................................................   $ --
                                                                            ====

        The Company will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The Company believes the adoption of SFAS No. 146 will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 3 - Business combination

        In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including acquisition costs of $.2 million. An entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly owned subsidiary of Contran owned the remainder of EWI. Through December 31, 2000, Harold C. Simmons' son-in-law managed the operations of EWI. Subsequent to December 31, 2000 and pursuant to an agreement that, as amended, is effective until terminated by either party with 90 days notice, such son-in-law provides advisory services to EWI as requested by EWI, for which such son-in-law is paid $11,875 per month and receives certain other benefits under EWI's benefit plans. EWI provides reinsurance brokerage services for insurance policies of the Company, its joint venture and other affiliates of Contran as well as external third-party customers. The purchase was approved by a special committee of the Company's Board of Directors consisting of two of its directors unrelated to Contran, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

        EWI's results of operations and cash flows are included in the Company's consolidated results of operations and cash flows beginning January 2002. The pro forma effect on the Company's results of operations at December 31, 2001, assuming the acquisition of EWI had occurred as of January 1, 2001, is not material. The aggregate cash purchase price of $9.2 million (including acquisition costs of $.2 million) has been allocated to the assets acquired and liabilities assumed, including definite-lived, customer list intangible asset of $2.6 million and goodwill of $6.4 million, based upon estimates of fair value. The intangible asset and goodwill were included in other noncurrent assets at December 31, 2002. See Note 9. The intangible asset will be amortized on a straight-line basis over a period of seven years (approximately six years remaining at December 31, 2002) with no assumed residual value. Goodwill will not be amortized on a periodic basis but instead will subject to periodic impairment tests in accordance with the requirements of SFAS No. 142. See Note 2.

Note 4 - Business and geographic segments:

        The Company's operations are conducted by Kronos in one operating business segment - the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2002 and 2001, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $159 million and $394 million, respectively.

        The Company evaluates its TiO2 segment performance based on operating income. Operating income is defined as income before income taxes, minority interest, extraordinary items, interest expense, certain nonrecurring items and certain general corporate items. Corporate items excluded from operating income include corporate expense, interest and dividend income not attributable to TiO2 operations, litigation settlement gains, securities transaction gains and losses and gains and losses from the disposal of long-lived assets outside the ordinary course of business. The accounting policies of the TiO2 segment are the same as those described in Note 2. Interest income included in the calculation of TiO2 operating income is disclosed in Note 18 as "Trade interest income."

        Segment assets are comprised of all assets attributable to the reportable operating segment. The Company's investment in the TiO2 manufacturing joint venture (see Note 10) is included in TiO2 business segment assets. Corporate assets are not attributable to the TiO2 operating segment and consist principally of cash, cash equivalents, restricted cash equivalents, restricted marketable debt securities, marketable equity securities, EWI reinsurance brokerage services net assets, and certain receivables from affiliates. For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.


                                                        Years ended December 31,
                                                  -----------------------------------
                                                     2002         2001         2000
                                                  ---------    ---------    ---------
                                                             (In thousands)

Business segment - TiO2

    Net sales .................................   $ 875,188    $ 835,099    $ 922,319
    Other income, excluding corporate .........         824       10,815        8,167
                                                  ---------    ---------    ---------
                                                    876,012      845,914      930,486

    Cost of sales .............................     671,830      578,060      610,449
    Selling, general and administrative,
      excluding corporate .....................     107,675       98,667      107,554
                                                  ---------    ---------    ---------

        Operating income ......................      96,507      169,187      212,483

    Insurance recoveries, net .................        --         17,468         --
                                                  ---------    ---------    ---------

        Income before corporate items, income
          taxes and minority interest .........      96,507      186,655      212,483

    General corporate income (expense):
        Securities earnings:
            Interest and dividends ............       5,739        8,886        8,346
            Securities transactions, net ......        (105)      (1,133)       2,531
        Litigation settlement gains, net and
          other income ........................      15,581       16,298       73,704
        Corporate expense .....................     (37,860)     (25,845)     (29,624)
        Interest expense ......................     (29,752)     (27,569)     (32,369)
                                                  ---------    ---------    ---------

        Income before income taxes and minority
          interest ............................   $  50,110    $ 157,292    $ 235,071
                                                  =========    =========    =========

    Capital expenditures:
        Kronos ................................   $  32,571    $  53,656    $  31,066
        General corporate .....................          29           13           23
                                                  ---------    ---------    ---------

                                                  $  32,600    $  53,669    $  31,089
                                                  =========    =========    =========

    Depreciation, depletion and amortization:
        Kronos ................................   $  32,152    $  28,907    $  28,989
        General corporate .....................       1,069          692          744
                                                  ---------    ---------    ---------

                                                  $  33,221    $  29,599    $  29,733
                                                  =========    =========    =========

                                                 Years ended December 31,
                                          -------------------------------------
                                             2002          2001          2000
                                          ---------     ---------     ---------
                                                      (In thousands)

Geographic areas

Net sales - point of origin:
    Germany ..........................    $ 404,299     $ 398,470     $ 444,050
    United States ....................      291,823       278,624       313,426
    Canada ...........................      157,773       149,412       154,579
    Belgium ..........................      123,760       126,782       137,829
    Norway ...........................      111,811       102,843        98,300
    Other ............................       89,560        82,320        92,691
    Eliminations .....................     (303,838)     (303,352)     (318,556)
                                          ---------     ---------     ---------

                                          $ 875,188     $ 835,099     $ 922,319
                                          =========     =========     =========

Net sales - point of destination:
    Europe ...........................    $ 456,834     $ 425,338     $ 480,388
    United States ....................      271,865       258,347       283,327
    Canada ...........................       53,371        47,061        53,060
    Latin America ....................       19,970        25,514        27,104
    Asia .............................       47,549        46,169        45,922
    Other ............................       25,599        32,670        32,518
                                          ---------     ---------     ---------

                                          $ 875,188     $ 835,099     $ 922,319
                                          =========     =========     =========

                                                       December 31,
                                          --------------------------------------
                                             2002          2001          2000
                                          ----------    ----------    ----------
                                                      (in thousands)

Identifiable assets

Net property and equipment:
    Germany ..........................    $  213,170    $  182,387    $  173,385
    Canada ...........................        54,719        54,676        57,929
    Belgium ..........................        54,625        46,841        46,778
    Norway ...........................        49,737        38,549        38,361
    Other ............................         6,568         7,297         7,929
                                          ----------    ----------    ----------

                                          $  378,819    $  329,750    $  324,382
                                          ==========    ==========    ==========

Total assets:
    Kronos ...........................    $  939,349    $  900,401    $  893,340
    General corporate ................       172,152       250,690       227,448
                                          ----------    ----------    ----------

                                          $1,111,501    $1,151,091    $1,120,788
                                          ==========    ==========    ==========

Note 5 - Accounts and notes receivable:

                                                             December 31,
                                                      -------------------------
                                                         2002            2001
                                                      ---------       ---------
                                                           (In thousands)

Trade receivables ..............................      $ 124,044       $  99,989
Insurance claims receivable ....................          2,558          11,505
Recoverable VAT and other receivables ..........         12,861          16,585
Allowance for doubtful accounts ................         (2,605)         (2,358)
                                                      ---------       ---------

                                                      $ 136,858       $ 125,721
                                                      =========       =========

Note 6 - Inventories:

                                                             December 31,
                                                     ---------------------------
                                                       2002               2001
                                                     --------           --------
                                                           (In thousands)

Raw materials ............................           $ 54,077           $ 79,162
Work in process ..........................             15,936              9,675
Finished products ........................            109,203            117,201
Supplies .................................             30,666             25,018
                                                     --------           --------

                                                     $209,882           $231,056
                                                     ========           ========

Note 7- Marketable equity securities and securities transactions:

                                                                 December 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
                                                                (in thousands)

Available-for-sale marketable equity securities:
    Tremont Group ......................................     $30,634     $29,709
    Valhi ..............................................       9,845      15,065
    Tremont ............................................         243         236
    Other ..............................................         179         217
                                                             -------     -------

        Aggregate fair value ...........................     $40,901     $45,227
                                                             =======     =======

        At both December 31, 2002 and 2001, the aggregate cost basis of the Company's investment in Tremont Group, Valhi, Tremont and all other marketable equity securities was $26.4 million, $5.9 million, $.1 million and nil, respectively.

        At December 31, 2002 and 2001, the Company owned 20% of Tremont Group and Valhi owned the remaining 80%. Tremont Group's only asset is an 80% ownership interest in Tremont. The Company's stock of Tremont Group was redeemable at the option of the Company for fair value based on the value of the underlying Tremont shares, and the Company accounted for its investment in Tremont Group as an available-for-sale marketable security carried at fair value based on the fair value of such underlying Tremont shares. At December 31, 2002 and 2001, the Company also directly held a nominal number of Tremont shares, and owned 1,186,200 shares of Valhi common stock (approximately 1% of Valhi's outstanding shares at each date). The Company accounts for its investment in its parent companies as available-for-sale marketable securities carried at fair value. See Note 1.

        In February 2003 Valhi completed a series of merger transactions pursuant to which, among other things, Tremont Group and Tremont both became wholly owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to the Company in return for the Company's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to all Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders. The Company received approximately 27,770 shares of Valhi common stock in the second transaction. The number of shares of Valhi common stock issued to the Company in exchange for the Company's 20% ownership interest in Tremont Group was equal to the Company's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the same 3.4 exchange ratio. The Valhi common stock owned by the Company is restricted under SEC Rule 144. The Company will report a pre-tax securities transaction gain of approximately $2.3 million in the first quarter of 2003 which represents the difference between the market value of the shares of Valhi received and the cost basis of the Tremont Group and Tremont shares exchanged. Following these transactions, the Company owns approximately 4.7 million shares of Valhi's outstanding common stock (approximately 4% of Valhi's outstanding shares). The Company will continue to account for its shares of Valhi common stock as available-for-sale marketable equity securities carried at fair value. The shares of Valhi common stock cannot be voted by the Company under Delaware Corporation Law, but the Company does receive dividends from Valhi on these shares. For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock.

        In 2001 the Company recognized noncash securities losses of $1.1 million related to other-than-temporary declines in value of certain available-for-sale marketable equity securities held by the Company. See Note 18.

Note 8 - Receivable from affiliates:

        In February 2001 NL Environmental Management Services, Inc. ("EMS"), the Company's majority-owned environmental management subsidiary, loaned $13.4 million to Tremont under a reducing revolving loan agreement that matured in March 2003. See Note 1. The loan was approved by special committees of the Company's and EMS's Boards of Directors. In October 2002 a special committee of the Company's Board of Directors approved new loan terms proposed by Tremont, whereby Tremont repaid the outstanding principal and interest balance on the EMS loan with proceeds from a new $15 million revolving loan agreement with the Company. As such, the EMS loan was extinguished and cancelled. Similar to the EMS loan, the Company's loan to Tremont bears interest at prime plus 2% (6.25% at December 31, 2002 with interest payable quarterly), and is collateralized by
10.2 million shares of NL common stock owned by Tremont. The loan is due December 31, 2004, with no principal payments required prior to that date. The maximum amount available to Tremont under the revolving loan agreement is $15 million. The creditworthiness of Tremont is dependent in part on the value of the Company as Tremont's interest in the Company is Tremont's most substantial asset. At December 31, 2002, no amounts were outstanding under this facility and Tremont had $15 million of borrowing availability. As a result of the merger of Tremont with Valhi in February 2003, the revolving loan agreement is now between Tremont LLC (a wholly owned subsidiary of Valhi and successor to Tremont) and NL.

        In May 2001 a wholly owned subsidiary of EMS loaned $20.0 million to the Harold C. Simmons Family Trust No. 2 (the "Family Trust"), one of the trusts described in Note 1, under a $25.0 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (4.25% at December 31, 2002), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. In November 2002 the Family Trust repaid $2 million principal amount of the revolving credit agreement. At December 31, 2002, $7.0 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at December 31, 2002, as the Company does not expect to demand repayment within one year.

Note 9 - Other noncurrent assets:

                                                                  December 31,
                                                               -----------------
                                                                 2002     2001
                                                               -------   -------
                                                                (In thousands)

Deferred financing costs, net (see Note 13) ................   $10,550   $   848
Goodwill (see Note 3) ......................................     6,406      --
Unrecognized net pension obligations (see Note 14) .........     5,561     5,901
Intangible asset, net of accumulated amortization of $372
  and nil (see Note 3) .....................................     2,230      --
Restricted cash equivalents ................................     1,344      --
Other ......................................................     4,580     2,950
                                                               -------   -------

                                                               $30,671   $ 9,699
                                                               =======   =======

Note 10 - Investment in TiO2 manufacturing joint venture:

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

        LPC made cash distributions of $15.9 million in 2002, $22.6 million in 2001 and $15.1 million in 2000, equally split between the partners.

        Summary balance sheets of LPC are shown below.

                                                                December 31,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
                                                             (In thousands)

           ASSETS

Current assets ...................................       $ 56,745       $ 45,872
Property and equipment, net ......................        235,739        250,501
                                                         --------       --------

                                                         $292,484       $296,373
                                                         ========       ========

   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current .............       $ 29,716       $ 16,767
Partners' equity .................................        262,768        279,606
                                                         --------       --------

                                                         $292,484       $296,373
                                                         ========       ========

        Summary income statements of LPC are shown below.

                                                  Years ended December 31,
                                            ------------------------------------
                                              2002          2001           2000
                                            --------      --------      --------
                                                       (In thousands)

Revenues and other income:
    Kronos ...........................      $ 92,428      $ 93,393      $ 92,530
    Tioxide ..........................        93,833        94,009        93,366
    Interest .........................            53           303           578
                                            --------      --------      --------

                                             186,314       187,705       186,474
                                            --------      --------      --------
Cost and expenses:
    Cost of sales ....................       185,946       187,295       186,045
    General and administrative .......           368           410           429
                                            --------      --------      --------

                                             186,314       187,705       186,474
                                            --------      --------      --------

        Net income ...................      $   --        $   --        $   --
                                            ========      ========      ========

Note 11 - Accounts payable and accrued liabilities:

                                                            December 31,
                                                     ---------------------------
                                                       2002               2001
                                                     --------           --------
                                                            (In thousands)

Accounts payable .........................           $ 97,140           $ 99,358
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             34,349             29,722
    Interest .............................                240              4,980
    Deferred income ......................                333              4,000
    Other ................................             35,512             38,163
                                                     --------           --------

                                                       70,434             76,865
                                                     --------           --------

                                                     $167,574           $176,223
                                                     ========           ========

Note 12 - Other noncurrent liabilities:

                                                              December 31,
                                                       -------------------------
                                                         2002             2001
                                                       -------           -------
                                                             (In thousands)

Insurance claims expense ...................           $ 7,674           $ 8,789
Employee benefits ..........................             4,025             3,476
Deferred income ............................              --                 333
Other ......................................             2,361             2,131
                                                       -------           -------

                                                       $14,060           $14,729
                                                       =======           =======

Note 13 - Notes payable and long-term debt:

                                                                  December 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (In thousands)

Notes payable - Kronos International, Inc. and subsidiaries   $   --     $ 46,201
                                                              ========   ========

Long-term debt:
    NL Industries, Inc.:
        11.75% Senior Secured Notes .......................   $   --     $194,000

    Kronos International, Inc. and subsidiaries:
        8.875% Senior Secured Notes .......................    296,942       --
        Revolving credit facility .........................     27,077       --
        Other .............................................      1,887      2,498
                                                              --------   --------
                                                               325,906    196,498
Less current maturities ...................................      1,298      1,033
                                                              --------   --------

                                                              $324,608   $195,465
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

        In June 2002 Kronos International, Inc. ("KII"), issued (euro)285 million ($280 million when issued and $297 million at December 31, 2002) principal amount of 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other equity interests of certain of KII's first-tier subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In addition, the indenture contains customary cross-default provisions with respect to other debt and obligations of KII or its subsidiaries. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2002, KII was in compliance with all the covenants, and the quoted market price of the Notes was (euro)1,010 per (euro)1,000 principal amount. The Notes require cash interest payments on June 30 and December 30, commencing on December 30, 2002. KII completed an exchange offer on November 18, 2002 to exchange the Notes for registered publicly traded notes that have substantially identical terms as the Notes.

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

        In June 2002 KII's operating subsidiaries in Germany, Belgium and Norway (the "European Borrowers"), entered into a three-year (euro)80 million secured revolving credit facility ("European Credit Facility"). The European Credit Facility is available in multiple currencies, including U.S. dollars, euros and Norwegian kroner. In addition, the European Credit Facility has a (euro)5.0 million sub limit available for issuance of letters of credit. As of December 31, 2002, (euro)15 million ($15.6 million) and NOK 80 million ($11.5 million) were outstanding under the European Credit Facility and (euro)1.8 million ($1.8 million) of letters of credit was also outstanding under the European Credit

Facility. At December 31, 2002, approximately (euro)52 million (approximately $54 million) was available for additional borrowings. Borrowings bear interest at the applicable interbank market rate plus 1.75%. As of December 31, 2002, the interest rate was 4.80% and 8.86% on the euro and Norwegian kroner borrowings, respectively, and the weighted average interest rate was 6.51%.

        The European Credit Facility is collateralized by accounts receivable and inventory of the European Borrowers, plus a limited pledge of certain other assets of the Belgian borrower. The European Credit Facility contains, among others, various restrictive covenants, including restrictions on incurring liens, asset sales, additional financial indebtedness, mergers, investments and acquisitions, transactions with affiliates and dividends. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the European Borrowers, KII and its other subsidiaries. The European Borrowers were in compliance with all the covenants as of December 31, 2002.

        In September 2002 the Company's U.S. operating subsidiaries (the "U.S. Borrowers") entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility"). Under the terms of the U.S. Credit Facility, the amount available for borrowing is based on a formula-derived borrowing base using eligible accounts receivable and eligible inventory and is subject to maintaining $5 million of minimum excess availability ("Borrowing Availability"). The maximum amount available under the U.S. Credit Facility is $45 million. Borrowings bear interest at either prime rate or eurodollar rates plus a margin spread based on average excess availability under the U.S. Credit Facility or certain levels of EBITDA (as defined) of the U.S. Borrowers. Margin spreads range from 0.25% to 1.00% for prime rate borrowings and 2.00% to 2.75% for eurodollar rate borrowings. The U.S. Credit Facility is available for future working capital requirements and general corporate purposes of the U.S. Borrowers, including dividend distributions. The U.S. Borrowers were in compliance with all the covenants as of December 31, 2002. The U.S. Credit Facility is collateralized by accounts receivable, inventory and certain fixed assets of the U.S. Borrowers. The U.S. Credit Facility contains, among other things, various restrictive and financial covenants including restrictions on incurring liens, asset sales, mergers, and minimum EBITDA (as defined) of the U.S. Borrowers and Kronos. As of December 31, 2002, no borrowings were outstanding under the U.S. Credit Facility and Borrowing Availability was approximately $30 million.

        Deferred financing costs of $10.7 million for the Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2002.

        Unused  lines of credit  available  for  borrowing  under the  Company's
non-U.S. credit facilities approximated $57 million at December 31, 2002 (including approximately $54 million under the European Credit Facility of which approximately $3.2 million is available for letters of credit).

        The aggregate maturities of long-term debt at December 31, 2002 are shown in the table below.

Years ending December 31,
                                                                      Amount
                                                                  -------------
                                                                  (In thousands)

  2003 ..................................................           $  1,298
  2004 ..................................................                279
  2005 ..................................................             27,224
  2006 ..................................................                145
  2007 ..................................................                 18
  2008 and thereafter ...................................            296,942
                                                                    --------

                                                                    $325,906
                                                                    ========

Note 14 - Employee benefit plans:

Company-sponsored pension plans

        The Company maintains various defined benefit and defined contribution pension plans covering substantially all employees. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. The Company amended its defined benefit pension plans in Belgium and Norway in 2002 to exclude the admission of new employees to the plans. New employees of these particular locations are eligible to participate in Company-sponsored defined contribution plans.

        The Company contributes to eligible U.S. employees' accounts an amount equal to approximately 4% (in each of 2002, 2001 and 2000) of the employee's annual eligible earnings and partially matches employee contributions to the U.S. contributory savings plan. The Company also has a nonqualified defined contribution plan covering certain executives, and participants receive benefits based on a formula involving eligible earnings. The Company's expense related to the U.S. and non-U.S. plans was $.4 million in 2002, $.8 million in 2001 and $1.6 million in 2000.

        Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.

                                                              December 31,
                                                 ------------------------------------
                                                    2002         2001         2000
                                                 ----------   ----------   ----------
                                                            (Percentages)

Discount rate ................................   5.5 to 7.0   5.8 to 7.3   6.0 to 7.8
Rate of increase in future compensation levels   2.5 to 4.5   2.8 to 4.5   3.0 to 4.5
Long-term rate of return on plan assets ......   6.8 to 8.5   6.8 to 8.5   7.0 to 9.0

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

        The components of the net periodic defined benefit pension cost are set forth below.

                                                        Years ended December 31,
                                                    --------------------------------
                                                      2002        2001        2000
                                                    --------    --------    --------
                                                            (In thousands)

Net periodic pension cost:
    Service cost benefits .......................   $  4,538    $  3,976    $  4,063
    Interest cost on projected benefit obligation
      ("PBO") ...................................     16,510      15,605      15,088
    Expected return on plan assets ..............    (16,099)    (16,143)    (15,403)
    Amortization of prior service cost ..........        307         201         238
    Amortization of net transition obligation ...        515         510         530
    Recognized actuarial losses .................      1,223         443         226
                                                    --------    --------    --------

                                                    $  6,994    $  4,592    $  4,742
                                                    ========    ========    ========

        The funded status of the Company's defined benefit pension plans is set forth below.

                                                             December 31,
                                                      -------------------------
                                                        2002            2001
                                                      ---------       ---------
                                                           (In thousands)

Change in PBO:
    Beginning of year ..........................      $ 261,805       $ 248,355
    Service cost ...............................          4,538           3,976
    Interest ...................................         16,510          15,605
    Participant contributions ..................          1,057           1,005
    Amendments .................................           --             1,819
    Actuarial loss (gain) ......................         (1,704)         10,149
    Benefits paid ..............................        (16,862)        (15,849)
    Change in currency exchange rates ..........         37,033          (3,255)
                                                      ---------       ---------

        End of year ............................        302,377         261,805
                                                      ---------       ---------

Change in fair value of plan assets:
    Beginning of year ..........................        208,267         216,984
    Actual return on plan assets ...............         (3,087)          4,711
    Employer contributions .....................          9,310           7,559
    Participant contributions ..................          1,057           1,005
    Benefits paid ..............................        (16,862)        (15,849)
    Change in currency exchange rates ..........         28,076          (6,143)
                                                      ---------       ---------

        End of year ............................        226,761         208,267
                                                      ---------       ---------

                                                               December 31,
                                                         -----------------------
                                                           2002          2001
                                                         --------      --------
                                                             (In thousands)

Funded status at year end:
    Plan assets less than PBO ......................     $(75,616)     $(53,538)
    Unrecognized actuarial loss ....................       68,390        44,744
    Unrecognized prior service cost ................        4,881         4,371
    Unrecognized net transition obligation .........        5,011         4,269
                                                         --------      --------

                                                         $  2,666      $   (154)
                                                         ========      ========

Amounts recognized in the balance sheet:
    Prepaid pension cost ...........................     $ 17,572      $ 18,411
    Accrued pension cost:
        Current ....................................       (7,019)       (5,993)
        Noncurrent .................................      (43,757)      (26,985)
    Unrecognized net pension obligations ...........        5,561         5,901
    Accumulated other comprehensive loss ...........       30,309         8,512
                                                         --------      --------

                                                         $  2,666      $   (154)
                                                         ========      ========

        Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2002 and 2001, 79% and 78%, respectively, of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                              December 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
                                                             (In thousands)

Projected benefit obligation .................         $252,316         $228,647
Accumulated benefit obligation ...............          229,373          206,669
Fair value of plan assets ....................          179,437          174,832

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

Postretirement benefits other than pensions

        In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Certain of the Company's Canadian employees may become eligible for such postretirement health care and life insurance benefits if they reach retirement age while working for the Company. In 1989 the Company began phasing out such benefits for active U.S. employees over a ten-year period and U.S. employees retiring after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. The Company's policy is to fund medical claims as they are incurred, net of any contributions by the retirees.

        For measuring the OPEB liability at December 31, 2002, the expected rate of increase in health care costs is 9% in 2003 decreasing to 5.5% in 2007 and thereafter. Other weighted-average assumptions used to measure the liability and expense are presented below.

                                                                December 31,
                                                          ----------------------
                                                          2002      2001    2000
                                                          ----      ----    ----
                                                              (Percentages)

Discount rate .......................................      6.5      7.0      7.3
Long-term rate for compensation increases ...........      6.0      6.0      6.0
Long-term rate of return on plan assets .............      6.0      7.7      7.7

        Variances from actuarially assumed rates will change accrued OPEB liabilities, net periodic OPEB expense and funding requirements in future periods. If the health care cost trend rate was increased (decreased) by one percentage point for each year, postretirement benefit expense would have increased approximately $.1 million (decreased by $.1 million) in 2002, and the projected benefit obligation at December 31, 2002 would have increased by approximately $2.1 million (decreased by $1.8 million).

        The components of the Company's net periodic postretirement benefit cost are set forth below.

                                                    Years ended December 31,
                                                --------------------------------
                                                 2002        2001        2000
                                                -------     -------     --------
                                                        (In thousands)

Net periodic OPEB cost (benefit):
    Service cost benefits ..................    $   103     $    94     $    84
    Interest cost on PBO ...................      2,028       2,536       2,646
    Expected return on plan assets .........         (3)       (773)       (521)
    Amortization of prior service cost .....     (2,075)     (2,075)     (2,075)
    Recognized actuarial losses ............         27          27          24
                                                -------     -------     -------

                                                $    80     $  (191)    $   158
                                                =======     =======     =======

                                                             December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                             (In thousands)

Change in PBO:
    Beginning of year ............................      $ 35,137       $ 37,040
    Service cost .................................           103             94
    Interest cost ................................         2,028          2,536
    Actuarial losses .............................         5,436            792
    Release of insurance obligations .............        (5,778)          --
    Plan asset reimbursements ....................          --            1,197
    Benefits paid:
        Company funds ............................        (3,464)          --
        Plan assets ..............................          (595)        (6,377)
    Change in currency exchange rates ............            32           (145)
                                                        --------       --------

        End of year ..............................        32,899         35,137
                                                        --------       --------

Change in fair value of plan assets:
    Beginning of year ............................         6,400         11,842
    Actual return on plan assets .................           (27)           460
    Employer contributions .......................          --              475
    Benefits paid ................................          (595)        (6,377)
    Release of insurance obligations .............        (5,778)          --
                                                        --------       --------

        End of year ..............................          --            6,400
                                                        --------       --------

Funded status at year end:
    Plan assets less than PBO ....................       (32,899)       (28,737)
    Unrecognized actuarial gain ..................         5,345           (105)
    Unrecognized prior service cost ..............        (3,708)        (5,783)
                                                        --------       --------

                                                        $(31,262)      $(34,625)
                                                        ========       ========

Amounts recognized in the balance sheet:
    Current ......................................      $ (4,785)      $ (4,783)
    Noncurrent ...................................       (26,477)       (29,842)
                                                        --------       --------

                                                        $(31,262)      $(34,625)
                                                        ========       ========

        Based on communications with a certain insurance provider of retiree benefits, and consultations with the Company's actuaries, the Company has been released from certain life insurance retiree benefit obligations totaling $5.8 million as of December 31, 2002 through the use of an equal amount of plan assets.

Note 15 - Minority interest:

        Minority interest primarily relates to the Company's majority-owned environmental management subsidiary, EMS. EMS was established in 1998, at which time EMS contractually assumed certain of the Company's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The minority interest shareholders of EMS actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings, as defined in the formation documents. The

Company includes liabilities contractually assumed by EMS in its consolidated balance sheet.

Note 16 - Shareholders' equity:

Common stock

                                                    Shares of common stock
                                             ------------------------------------
                                                         Treasury
                                             Issued        stock      Outstanding
                                             -------     --------     -----------
                                                       (In thousands)

Balance at December 31, 1999 ..........       66,839       15,555        51,284
    Treasury shares acquired ..........         --          1,682        (1,682)
    Treasury shares reissued ..........         --           (450)          450
                                             -------      -------       -------

Balance at December 31, 2000 ..........       66,839       16,787        50,052
    Treasury shares acquired ..........         --          1,059        (1,059)
    Treasury shares reissued ..........         --            (38)           38
    Other .............................            6         --               6
                                             -------      -------       -------

Balance at December 31, 2001 ..........       66,845       17,808        49,037
    Treasury shares acquired ..........         --          1,384        (1,384)
    Treasury shares reissued ..........         --            (37)           37
                                             -------      -------       -------

Balance at December 31, 2002 ..........       66,845       19,155        47,690
                                             =======      =======       =======

        Pursuant to its share repurchase program, the Company purchased 1,384,000 shares of its common stock at an aggregate cost of $21.3 million in 2002, 1,059,000 shares of its common stock in the open market at an aggregate cost of $15.5 million in 2001 and 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000. Approximately 1,323,000 additional shares are available for purchase under the Company's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

        In February 2000 the Company increased the regular quarterly dividend to $.15 per share and subsequently paid three quarterly $.15 per share cash dividends in the first nine months of 2000. In October 2000 the Company increased the regular quarterly dividend to $.20 per share and subsequently paid a quarterly $.20 per share cash dividend in the fourth quarter of 2000. The Company paid four quarterly $.20 per share cash dividends in each of 2001 and 2002. In December 2002 the Company paid an additional cash dividend of $2.50 per share (aggregating $119.2 million). On February 5, 2003, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 14, 2003 to be paid on March 26, 2003.

Common stock options

        The NL Industries, Inc. 1998 Long-Term Incentive Plan ("NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company and non-employee directors. Although certain stock options granted pursuant to a similar plan which preceded the NL

Option Plan ("Predecessor Option Plan") remain outstanding at December 31, 2002, no additional options may be granted under the Predecessor Option Plan.

        Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2002, 3,651,000 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

        Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the nonemployee director plan are summarized in the table below.

                                                                                     Weighted
                                                                                      average
                                               Exercise price     Amount   Weighted    fair
                                                 per share        payable   average    value
                                             -------------------   upon    exercise  at grant
                                      Shares   Low       High    exercise    price     date
                                      ------ --------   -------- --------  --------  --------
                                            (In thousands, except per share amounts)


Outstanding at December 31, 1999      2,437    $ 5.00   $24.19   $ 34,943    $14.34

    Granted ....................        432     14.25    14.44      6,165     14.25   $ 4.83
    Exercised ..................       (918)     5.00    17.97     (9,508)    10.36
    Forfeited ..................       (349)     8.69    24.19     (7,237)    21.03
                                      -----    ------   ------   --------    ------

Outstanding at December 31, 2000      1,602      5.00    21.97     24,363     15.21

    Granted ....................        484     20.11    20.51      9,737     20.12   $ 7.52
    Exercised ..................        (38)    11.28    21.97       (627)    16.45
    Forfeited ..................        (34)    11.28    20.11       (513)    15.38
                                      -----    ------   ------   --------    ------

Outstanding at December 31, 2001      2,014      5.00    21.97     32,960     16.36

    Granted ....................         12     13.81    13.81        166     13.81   $ 5.71
    Exercised ..................       (545)     5.00    15.75     (7,444)    13.65
    Forfeited ..................       (220)    11.88    21.97     (3,623)    16.43
                                      -----    ------   ------   --------    ------

Outstanding at December 31, 2002      1,261    $ 8.69   $21.97   $ 22,059    $17.50
                                      =====    ======   ======   ========    ======

        At December 31, 2002, 2001 and 2000 options to purchase 428,400, 658,560 and 363,480 shares, respectively, were exercisable and options to purchase 372,800 shares become exercisable in 2003. Of the exercisable options, options to purchase 127,000 shares at December 31, 2002 had exercise prices less than the Company's December 31, 2002 quoted market price of $17.00 per share. Outstanding options at December 31, 2002 expire at various dates through 2011.

        The following table summarizes the Company's stock options outstanding and exercisable as of December 31, 2002 by price range.

                        Options outstanding                             Options exercisable
-------------------------------------------------------------------- --------------------------
                                           Weighted-
                                            average     Weighted-                  Weighted-
                            Outstanding    remaining     average     Exercisable    average
         Range of                at       contractual    exercise         at        exercise
     exercise prices          12/31/02       life         price        12/31/02      price
--------------------------- ---------------------------------------- --------------------------

$   7.26    -   $  9.68          2,000       1.1      $     8.69         2,000   $     8.69
    9.68    -     12.09         72,900       5.5           11.46        47,500        11.56
   12.09    -     14.51        350,100       6.6           13.96        52,500        14.14
   14.51    -     16.93         57,400       5.4           15.34        25,000        15.55
   16.93    -     19.35        168,400       4.6           17.84       141,400        17.81
   19.35    -     21.77        515,000       7.5           20.09        84,000        20.02
   21.77    -     24.19         95,000       5.1           21.97        76,000        21.97
                              ---------      ---      ----------       -------   ----------

                              1,260,800      6.4      $    17.50       428,400   $    17.66
                              =========      ===      ==========       =======   ==========



        The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 2. The weighted-average fair values of options granted during 2002, 2001 and 2000 were $5.71, $7.52 and $4.83 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2002, 2001 and 2000: stock price volatility of 47%, 46% and 48% in 2002, 2001 and 2000, respectively; risk-free rate of return of 4% in 2002 and 5% in each of 2001 and 2000; dividend yield of 5.8% in 2002, 4.0% in 2001 and 4.9% in 2000; and an expected term of 7 years in 2002 and 9 years in each of 2001 and 2000. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. See Note 22.

Preferred stock

        The Company is authorized to issue a total of five million shares of preferred stock. The rights of preferred stock as to dividends, redemption, liquidation and conversion are determined upon issuance.

Note 17 - Income taxes:

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

                                                            Years ended December 31,
                                                      -----------------------------------
                                                        2002          2001         2000
                                                      ---------    ---------    ---------
                                                                (In thousands)
Pretax income (loss):
    U.S ...........................................   $ (17,439)   $   3,267    $  72,520
    Non-U.S .......................................      67,549      154,025      162,551
                                                      ---------    ---------    ---------

                                                      $  50,110    $ 157,292    $ 235,071
                                                      =========    =========    =========

Expected tax expense ..............................   $  17,539    $  55,052    $  82,275
Non-U.S. tax rates ................................      (3,235)      (3,887)      (6,445)
Resolution of German income tax audits ............        --           --         (5,500)
Change in valuation allowance:
    Corporate restructuring in Germany and other ..        --        (23,247)        --
    Recognition of certain deductible tax
      attributes which previously did not meet the
      "more-likely-than-not" recognition criteria .      (3,382)      (1,460)      (2,600)
Incremental tax on income of companies not included
  in the NL Tax Group .............................         548        6,009        1,943
Rate change adjustment of deferred taxes ..........      (2,332)        --          5,695
U.S. state income taxes ...........................        (148)         459        1,348
Tax contingency reserve adjustments, other, net ...       2,860          985          252
Other, net ........................................         186        1,014        1,058
                                                      ---------    ---------    ---------

    Income tax expense ............................   $  12,036    $  34,925    $  78,026
                                                      =========    =========    =========

Provision for income taxes:
    Current income tax expense (benefit):
        U.S. federal ..............................   $    (453)   $   1,352    $  (8,649)
        U.S. state ................................         558        1,309          622
        Non-U.S ...................................      10,425       29,008       45,867
                                                      ---------    ---------    ---------

                                                         10,530       31,669       37,840
                                                      ---------    ---------    ---------
    Deferred income tax expense (benefit):
        U.S. federal ..............................      (3,294)      12,369       32,128
        U.S. state ................................        (752)        (850)         726
        Non-U.S ...................................       5,552       (8,263)       7,332
                                                      ---------    ---------    ---------

                                                          1,506        3,256       40,186
                                                      ---------    ---------    ---------

                                                      $  12,036    $  34,925    $  78,026
                                                      =========    =========    =========

Comprehensive provision (benefit) for income
  taxes allocable to:
    Pretax income .................................   $  12,036    $  34,925    $  78,026
    Additional paid-in capital ....................        (222)         (69)      (3,224)
    Acquired definite-lived intangible asset ......         908         --           --
    Other comprehensive income (loss):
        Marketable equity securities ..............      (1,318)        (287)       3,244
        Pension liabilities .......................      (7,171)      (2,160)        --
                                                      ---------    ---------    ---------

                                                      $   4,233    $  32,409    $  78,046
                                                      =========    =========    =========

        The components of the net deferred tax liability are summarized below:

                                                                 December 31,
                                              -------------------------------------------------
                                                       2002                       2001
                                              -----------------------   -----------------------
                                                    Deferred tax               Deferred tax
                                              -----------------------   -----------------------
                                                Assets    Liabilities    Assets     Liabilities
                                              ---------   -----------   ---------   -----------
                                                                (In thousands)

Tax effect of temporary differences
  relating to:
    Inventories ...........................   $   3,427    $  (3,302)   $   3,202    $  (2,849)
    Property and equipment ................      44,255      (59,058)      42,721      (54,084)
    Accrued postretirement benefits cost ..      10,594         --         11,398         --
    Accrued (prepaid) pension cost ........       8,486      (24,785)       2,711      (21,224)
    Accrued environmental costs ...........      32,914         --         35,508         --
    Noncompete agreement ..................         117         --          1,517         --
    Other accrued liabilities and
      deductible differences ..............      16,368         --         18,647         --
    Other taxable differences .............        --       (137,713)        --       (131,094)
Tax on unremitted earnings of non-U.S .....
  subsidiaries ............................        --         (4,156)        --         (3,933)
Tax loss and tax credit carryforwards .....     163,844         --        118,828         --
Valuation allowance .......................    (185,283)        --       (154,437)        --
                                              ---------    ---------    ---------    ---------

    Gross deferred tax assets (liabilities)      94,722     (229,014)      80,095     (213,184)

Reclassification, principally netting by
  tax jurisdiction ........................     (82,277)      82,277      (68,398)      68,398
                                              ---------    ---------    ---------    ---------

    Net total deferred tax assets
      (liabilities) .......................      12,445     (146,737)      11,697     (144,786)
    Net current deferred tax assets
      (liabilities) .......................      10,511       (3,219)      11,011       (1,530)
                                              ---------    ---------    ---------    ---------

    Net noncurrent deferred tax assets
      (liabilities) .......................   $   1,934    $(143,518)   $     686    $(143,256)
                                              =========    =========    =========    =========

        Changes in the Company's deferred income tax valuation allowance are summarized below.

                                                              Years ended December 31,
                                                        -----------------------------------
                                                          2002          2001         2000
                                                        ---------    ---------    ---------
                                                                   (In thousands)

Balance at the beginning of year ....................   $ 154,437    $ 190,312    $ 233,595

    Recognition of certain deductible tax attributes
      which previously did not meet the "more-likely-
      than-not" recognition criteria ................      (3,382)     (24,707)      (2,600)
    Offset to the change in gross deferred income tax
      assets due principally to redeterminations of
      certain tax attributes and implementation of
      certain tax planning strategies ...............      12,610       (3,681)     (24,955)
    Foreign currency translation ....................      21,618       (7,487)     (15,728)
                                                        ---------    ---------    ---------

Balance at the end of year ..........................   $ 185,283    $ 154,437    $ 190,312
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

        A reduction in the Belgian income tax rate from 40.17% to 33.99%, enacted in December 2002, became effective January 1, 2003. The reduction in the Belgian income tax rate resulted in a $2.3 million decrease in deferred income tax expense in the fourth quarter of 2002 due to a reduction of the Company's deferred income tax liabilities related to certain Belgian temporary differences.

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

        The Company has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at December 31, 2002) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.8 million at December 31, 2002). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

        At December 31, 2002, the Company had the equivalent of approximately $414 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on the annual utilization of income tax loss carryforwards that, as proposed, would become effective retroactively to January 1, 2003. Since the Company has provided a deferred income tax asset valuation allowance against substantially all of the German tax loss carryforwards, any limitation on the Company's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on the Company's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on the Company's ability to make full annual use of its German income tax loss carryforwards, which would significantly affect the Company's future income tax expense and future income tax payments.

        At December 31, 2002, the Company had, for U.S. federal income tax purposes, a net operating loss carryforward of approximately $45 million, of which $3 million expires in 2019, $23 million expires in 2021 and $19 million expires in 2022 and approximately $7.4 million of alternative minimum tax credit carryforwards with no expiration date.

Note 18 - Other income, net:

                                                    Years ended December 31,
                                               --------------------------------
                                                 2002        2001         2000
                                               --------    --------    --------
                                                       (In thousands)

Securities earnings:
    Interest and dividends .................   $  5,739    $  8,886    $  8,346
    Securities (losses) gains, net .........       (105)     (1,133)      2,531
                                               --------    --------    --------
                                                  5,634       7,753      10,877
Currency transaction gains, net ............      5,724       1,188       6,499
Noncompete agreement income ................      4,000       4,000       4,000
Trade interest income ......................      1,709       2,332       2,333
Disposition of property and equipment ......       (625)       (735)     (1,562)
Insurance recoveries, net (See Note 20) ....       --         7,222        --
Other, net .................................        372       1,376       1,136
                                               --------    --------    --------

                                               $ 16,814    $ 23,136    $ 23,283
                                               ========    ========    ========

        The Company received a $20 million fee as part of the sale of Rheox in January 1998 in payment for entering into a five-year covenant not to compete in the rheological products business. The Company is amortizing the fee to income using the straight-line method over the five-year noncompete period beginning January 30, 1998. The agreement became fully amortized in January 2003 with 2003 income totaling $.3 million.

Note 19 - Litigation settlement gains, net:

        In June 2000 the Company recognized a $43 million net gain from a settlement with one of its two principal former insurance carriers, and in December 2000 the Company recognized a $26.5 million net gain from a settlement with certain members of the other principal former insurance carrier. The settlement gains are stated net of $3.1 million in commissions, and the gross settlement proceeds of $72.6 million were transferred by the carriers to trusts established to pay future remediation and other environmental expenditures of the Company.

        A settlement with remaining members of the second carrier group was reached in January 2001, and the Company recognized a $10.3 million gain in the first quarter of 2001. The gross settlement proceeds of $10.7 million were transferred by the carriers to the above mentioned trusts. In 2002 and 2001 the Company recognized $5.2 million and $1.4 million, respectively, of other litigation settlement gains.

        The settlements resolved court proceedings that the Company initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

Note 20 - Leverkusen fire and insurance claim:

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

        The Company reached an agreement and settled the coverage claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). No additional recoveries related to the Leverkusen fire are expected to be received.

Note 21 - Other items:

        Advertising costs are expensed as incurred and were $1 million in each of 2002, 2001 and 2000.

        Research, development and certain sales technical support costs are expensed as incurred and approximated $6 million in each of 2002, 2001 and 2000.

        Interest capitalized in connection with long-term capital projects was nil in each of 2002, 2001 and 2000.

Note 22 - Related party transactions:

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

        The Company is a party to an intercorporate services agreement with Contran ("Contran ISA") whereby Contran provides certain management services to the Company on a fee basis. Intercorporate services fee expense related to the Contran ISA was $1.5 million in 2002, $1.2 million in 2001 and $1.0 million in 2000.

        The Company was a party in 2000 to an intercorporate services agreement with Valhi ("Valhi ISA") whereby Valhi and the Company provided certain management, financial and administrative services to each other on a fee basis. Net intercorporate services fee expense related to the Valhi ISA was $.2 million in 2000.

        The Company is party to an intercorporate services agreement with Tremont ("Tremont ISA"). Under the terms of the contract, the Company provides certain management and financial services to Tremont on a fee basis. Intercorporate services fee income related to the Tremont ISA was $.1 million in each of 2002, 2001 and 2000. See Note 7.

        The Company is party to an intercorporate services agreement ("TIMET ISA") with Titanium Metals Corporation ("TIMET"), approximately 39% of the outstanding common stock of which is currently held by Tremont at December 31, 2002. Under the terms of the contract, the Company provides certain management and financial services to TIMET on a fee basis. Intercorporate services fee income related to the TIMET ISA was $.3 million in 2002, $.2 million in 2001 and $.4 million in 2000.

        The Company was party in 2000 to an intercorporate services agreement ("CompX ISA") with CompX International, Inc. ("CompX"), a subsidiary of Valhi, Under the terms of the contract, the Company provided certain management and administrative services to CompX on a fee basis. Intercorporate services fee income related to the CompX ISA was $.2 million in 2000.

        Purchases of TiO2 from LPC were $92.4 million in 2002, $93.4 million in 2001 and $92.5 million in 2000.

        The Company and Tall Pines Insurance Company ("Tall Pines") (formerly NL Insurance, Ltd. of Vermont), a wholly owned subsidiary of Tremont, are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by Tall Pines that (i) arise out of claims against other entities for which the Company is contractually responsible and (ii) are subject to payment by Tall Pines under certain reinsurance contracts. Also, Tall Pines will credit the Company with respect to certain underwriting profits or credit recoveries that Tall Pines receives from independent reinsurers that relate to retained liabilities. At December 31, 2002, the Company has $1.6 million of restricted cash that collateralizes certain of Tall Pines' outstanding letters of credit.

        Tall Pines, Valmont Insurance Company ("Valmont") and EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI") provide for or broker certain of the Company's, its joint venture's and its affiliates' insurance policies. Valmont is a wholly owned insurance company of Valhi. An entity controlled by one of Harold C. Simmons' daughters and Contran owned all of the outstanding common stock of EWI at December 31, 2001. On January 7, 2002, the Company purchased EWI for $9.2 million. See Note 3. Through December 31, 2000, Harold C. Simmons' son-in-law managed the operations of EWI. Subsequent to December 31, 2000 and pursuant to an agreement that, as amended, is effective until terminated by either party with 90 days notice, such son-in-law provides advisory services to EWI as requested by EWI, for which such son-in-law is paid $11,875 per month and receives certain other benefits under EWI's benefit plans. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The Company and its joint venture paid approximately $11.2 million, $10.1 million and $5.7 million in 2002, 2001 and 2000, respectively, for policies provided or brokered by Tall Pines, Valmont and EWI. The premiums paid by affiliates (other than the Company and its joint venture) for policies provided or brokered by EWI in 2002 was approximately $6.5 million. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2003.

        During 2002 the Company and certain officers of the Company entered into agreements whereby stock options held by such officers to purchase an aggregate of 513,800 shares of the Company's common stock were exercised or canceled for value. The officers tendered 52,179 shares of their own Company common stock, held by such officers for at least six months, to pay for a portion of the stock option exercise price, and such shares were valued at the market price of the Company's common stock on the date of exercise. The remaining aggregate exercise price was paid by such officers by tendering of a portion of the shares acquired upon exercise of the options, also based on the market price of the Company's common stock on the date of exercise. On a net basis, the Company made aggregate cash payments to the officers of approximately $2.2 million, of which approximately $1.7 million was recorded as compensation expense and approximately $.5 million (equal to the intrinsic value of the options exercised through the tender of the 52,179 shares) was recorded as a direct reduction to equity through treasury stock. The aggregate number of treasury shares held by the Company did not change as a result of these transactions. Payment of required tax withholding related to these transactions were funded by the officers using a portion of the cash payments made to them.

        During 2000 the Company and certain officers and directors of the Company entered into agreements whereby stock options held by such officers to purchase an aggregate of 755,800 shares of the Company's common stock were exercised. The officers and directors tendered 298,709 shares of their own Company common stock, held by such officers and directors for at least six months, to pay for a portion of the stock option exercise price, and such shares were valued at the market price of the Company's common stock on the date of exercise. The remaining aggregate exercise price was paid by such officers and directors through the tendering of 39,721 shares acquired upon exercise of the options, also based on the market price of the Company's common stock on the date of exercise. In addition, (i) 139,118 shares acquired upon exercise of the options were tendered to the Company to pay required tax withholding related to these transactions, (ii) 150,501 additional shares held by such officers for at least six months were sold to the Company and (iii) 123,902 shares acquired upon exercise of the options were also sold to the Company, with such shares valued in each case at the market price of the Company's common stock on the date of exercise. On a net basis, the Company made aggregate cash payments to the officers and directors of approximately $9.4 million, of which approximately $1.7 million was recorded as compensation expense and approximately $7.7 million (equal to the sum of (i) the intrinsic value of the options exercised through the tender of the 298,709 shares and (ii) the market value of the 150,501 shares sold to the Company) was recorded as a direct reduction to equity through treasury stock. Overall, these transactions resulted in a net 274,403 increase in the number of the Company's treasury shares and a net 3,844 increase in the number of the Company's common shares outstanding. See Note 2.

        From time to time, the Company loans funds to related parties.  See Note
8. These loans permit the Company to earn a higher rate of return on cash not needed at the time for use in its operations than it could otherwise earn. While such loans are of a lesser credit quality than cash equivalent instruments otherwise available to the Company, the Company believes that it has evaluated the credit risks involved, and that those risks are reasonable and reflected in the terms of the loans.

        Amounts receivable from and payable to affiliates are summarized in the following table.

                                                                 December 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
                                                               (In thousands)
Current receivable from affiliates:

    Tremont ............................................     $  --       $ 1,000
    Valhi - income taxes ...............................        --         2,194
    TIMET ..............................................          84         459
    CompX ..............................................          20          45
    Other ..............................................         103        --
                                                             -------     -------

                                                             $   207     $ 3,698
                                                             =======     =======
Noncurrent receivable from affiliates (see Note 8):
    Family Trust .......................................     $18,000     $20,000
    Tremont ............................................        --        11,650
                                                             -------     -------

                                                             $18,000     $31,650
                                                             =======     =======

Current payable to affiliates:

    Tremont ............................................     $   181     $   544
    LPC ................................................       7,614       6,362
    Other ..............................................         232          13
                                                             -------     -------

                                                             $ 8,027     $ 6,919
                                                             =======     =======

        Amounts  payable to LPC are generally for the purchase of TiO2 (see Note
10), and amounts payable to Tremont principally relate to the Company's Insurance Sharing Agreement described above.

Note 23 - Commitments and contingencies:

Leases

        The Company leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

        Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The
Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict the Company's ability to transfer ownership or use of the Leverkusen facility.

        Net rent expense aggregated $10 million in 2002 and $9 million in each of 2001 and 2000. At December 31, 2002, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                       Real Estate     Equipment
                                                       -----------     ---------
                                                            (In thousands)
Years ending December 31,

  2003 .......................................          $ 2,449          $ 2,258
  2004 .......................................            2,406            1,658
  2005 .......................................            1,982              986
  2006 .......................................            1,672              382
  2007 .......................................            1,534              174
  2008 and thereafter ........................           18,706              692
                                                        -------          -------

                                                        $28,749          $ 6,150
                                                        =======          =======

        Approximately $16.5 million of the $28.7 million real estate minimum rental commitment is attributable to the Leverkusen, Germany facility. The minimum commitment is determined by taking the current annual rental rate in effect at December 31, 2002 and extending out the annual rate to the year 2050.

Capital expenditures

        At December 31, 2002, the estimated cost to complete capital projects in process approximated $6 million.

Purchase commitments

        The Company has long-term supply contracts that provide for the Company's chloride feedstock requirements through 2006. The agreements require the Company purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $156 million.

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

        The Company believes that these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend all actions vigorously. The Company has not accrued any amounts for the pending lead pigment litigation. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, the Company expects that additional lead pigment and lead-based paint litigation, asserting similar or different legal theories and seeking similar or different types of damage and relief to that described in Item 3. "Legal Proceedings," may be filed.

        Environmental matters and litigation. Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

        At December 31, 2002, the Company had accrued $98 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $140 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the settlements in 2001 and 2000 discussed in Note 19.

        The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

Concentrations of credit risk

        Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 25% of net sales in each of the last three years. Approximately one-half of the Company's TiO2 sales by volume were to Europe in each of the past three years and approximately 39% in 2002, 38% in 2001 and 37% in 2000 of sales were attributable to North America.

        Consolidated cash, cash equivalents, current and noncurrent restricted cash equivalents includes $80 million and $121 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 2002 and 2001, respectively, of which $24 million and $62 million, respectively, of such securities are held in trust for the Company by a single U.S. bank.

Note 24 - Financial instruments:

        Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                              December 31,              December 31,
                                                                  2002                      2001
                                                        -----------------------    ---------------------
                                                          Carrying      Fair       Carrying       Fair
                                                           Amount       Value       Amount        Value
                                                        -----------    --------    ---------     -------
                                                                         (In millions)
Cash, cash equivalents, current and noncurrent
  restricted cash equivalents and current and
  noncurrent restricted marketable debt securities        $ 130.4      $ 130.4      $ 199.0      $ 199.0
Marketable equity securities - classified as
  available-for-sale ...............................         40.9         40.9         45.2         45.2

Notes payable and long-term debt:
    Fixed rate with market quotes:
        8.875% Senior Secured Notes ................      $ 296.9      $ 299.9      $  --        $  --
        11.75% Senior Secured Notes ................         --           --          194.0        194.9
    Variable rate debt .............................         29.0         29.0         48.7         48.7

Common shareholders' equity ........................      $ 265.3      $ 810.7      $ 386.9      $ 748.8

        Fair value of the Company's marketable equity securities, restricted marketable debt securities, Notes and 11.75% Senior Secured Notes are based upon quoted market prices and the fair value of the Company's common shareholder's equity is based upon quoted market prices for NL's common stock at the end of the year. The Company held no derivative financial instruments at December 31, 2002 or 2001.

Note 25 - Quarterly financial data (unaudited):

                                                      Quarter ended
                                   ----------------------------------------------------
                                    March 31     June 30        Sept. 30      Dec. 31
                                   ----------  -----------     -----------   ----------
                                          (In thousands, except per share amounts)
Year ended December 31, 2002:

    Net sales .................... $  202,357  $   226,909     $   234,061   $  211,861
    Cost of sales ................    156,253      176,247         177,521      161,809
    Operating income .............     22,159       24,665          29,619       20,064
    Net income ...................      6,384       14,048(a)        8,782        7,596

    Net income per share:

        Basic .................... $      .13  $       .29(a)  $       .18   $      .16
                                   ==========  ===========     ===========   ==========
        Diluted .................. $      .13  $       .29(a)  $       .18   $      .16
                                   ==========  ===========     ===========   ==========

    Weighted average common shares
      and potential common shares
      outstanding:
          Basic ..................     48,870       48,827          48,623       47,812
          Diluted ................     48,938       48,953          48,681       47,887

Year ended December 31, 2001:

    Net sales .................... $  226,060  $   220,105     $   206,952   $  181,982
    Cost of sales ................    149,902      151,320         145,945      130,893
    Operating income .............     51,916       45,170          36,222       35,879(b)
    Net income ...................     34,559       25,424          20,538       40,886(b)

    Net income per share:
        Basic .................... $      .69  $       .51     $       .41   $      .83(b)
                                   ==========  ===========     ===========   ==========
        Diluted .................. $      .69  $       .51     $       .41   $      .83(b)
                                   ==========  ===========     ===========   ==========

    Weighted average common shares
      and potential common shares
      outstanding:
          Basic ..................     50,079       49,932          49,621       49,304
                                   ==========  ===========     ===========   ==========
          Diluted ................     50,349       50,027          49,705       49,339
                                   ==========  ===========     ===========   ==========

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

(a) Net income in the second quarter of 2002 included a one-time foreign currency transaction gain of $6.3 million related to the extinguishment of certain intercompany indebtedness. Net income in second quarter 2002 also included $2.0 million pretax of additional interest expense related to the early extinguishment of the Company's 11.75% Senior Secured Notes.

(b) Operating income in the fourth quarter of 2001 included $16.6 million of pretax insurance recoveries for business interruption related to prior 2001 quarters due to the Leverkusen fire. Net income in the fourth quarter of 2001 also included $11.6 million net of pretax insurance recoveries for property damage related to the Leverkusen fire and a $17.6 million net income tax benefit related to a restructuring of the Company's German subsidiaries.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of NL Industries, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 12, 2003 appearing on page F-2 in the 2002 Annual Report to Shareholders on Form 10-K of NL Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a) and (d) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                      PricewaterhouseCoopers LLP

Houston, Texas
February 12, 2003

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            Condensed Balance Sheets
                           December 31, 2002 and 2001
                                 (In thousands)

                                                             2002        2001
                                                         ----------   ----------

                            ASSETS
Current assets:
    Cash and cash equivalents ........................   $    1,034   $   10,413
    Restricted cash equivalents ......................       50,798       63,257
    Restricted marketable debt securities ............        9,670        3,583
    Accounts and notes receivable ....................        2,476        1,621
    Receivable from subsidiaries .....................        1,467        8,106
    Prepaid expenses .................................        1,055          551
    Deferred income taxes ............................        6,107        6,371
                                                         ----------   ----------

        Total current assets .........................       72,607       93,902
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................       31,056          216
    Notes receivable from subsidiary .................         --        194,000
    Investment in subsidiaries .......................      329,460    1,072,551
    Restricted marketable debt securities ............        6,740       16,121
    Prepaid pension cost .............................         --          2,368
    Other ............................................        2,327        1,318
                                                         ----------   ----------

        Total other assets ...........................      369,583    1,286,574
                                                         ----------   ----------

Property and equipment, net ..........................        3,033        3,725
                                                         ----------   ----------

                                                         $  445,223   $1,384,201
                                                         ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities .........   $   17,344   $   23,544
    Payable to affiliates ............................        1,656        1,083
    Accrued environmental costs ......................       11,904       10,529
    Income taxes .....................................          325           96
                                                         ----------   ----------

        Total current liabilities ....................       31,229       35,252
                                                         ----------   ----------

Noncurrent liabilities:

    Long-term debt ...................................         --        194,000
    Notes payable to affiliates ......................       44,600      655,918
    Deferred income taxes ............................       64,509       78,708
    Accrued environmental costs ......................        7,989        7,489
    Accrued pension cost .............................       10,659        1,427
    Accrued postretirement benefits cost .............       14,671       16,806
    Other ............................................        6,239        7,658
                                                         ----------   ----------

        Total noncurrent liabilities .................      148,667      962,006
                                                         ----------   ----------

Shareholders' equity .................................      265,327      386,943
                                                         ----------   ----------

                                                         $  445,223   $1,384,201
                                                         ==========   ==========

Contingencies (Note 5)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                        2002        2001         2000
                                                     ---------    ---------    ---------

Revenues and other income:
    Equity in income from continuing operations of
      subsidiaries ...............................   $  68,911    $ 154,410    $ 173,620
    Interest and dividends .......................       2,494        4,354        2,961
    Interest income from subsidiaries ............      12,165       22,969       28,637
    Securities transactions, net .................        (105)      (1,133)       8,356
    Litigation settlement gains, net .............       5,225       11,730       69,465
    Other income, net ............................       4,081        4,597        4,239
                                                     ---------    ---------    ---------

                                                        92,771      196,927      287,278
                                                     ---------    ---------    ---------
Costs and expenses:
    General and administrative ...................      35,431       13,831       25,381
    Interest .....................................      34,217       58,263       53,827
                                                     ---------    ---------    ---------

                                                        69,648       72,094       79,208
                                                     ---------    ---------    ---------

        Income before income taxes ...............      23,123      124,833      208,070

Income tax expense (benefit) .....................     (13,687)       3,426       53,461
                                                     ---------    ---------    ---------

        Net income ...............................   $  36,810    $ 121,407    $ 154,609
                                                     =========    =========    =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)

                                                        2002        2001         2000
                                                     ---------    ---------    ---------

Cash flows from operating activities:
    Net income ...................................   $  36,810    $ 121,407    $ 154,609
    Equity in income of subsidiaries .............     (68,911)    (154,410)    (173,620)
    Distributions from Kronos ....................     111,000       30,500       55,000
    Noncash interest expense (income), net .......      15,704       (3,113)        (932)
    Deferred income taxes ........................      (9,119)       7,498       71,837
    Securities gains, net ........................         105        1,133       (8,356)
    Litigation settlement gains, net .............        --        (10,307)     (69,465)
    Other, net ...................................      (1,899)       1,824       (4,399)
                                                     ---------    ---------    ---------

                                                        83,690       (5,468)      24,674

    Change in assets and liabilities, net ........       4,480        1,563      (12,356)
                                                     ---------    ---------    ---------

        Net cash provided (used) by operating
          activities .............................      88,170       (3,905)      12,318
                                                     ---------    ---------    ---------

Cash flows from investing activities:
    Change in restricted cash equivalents and
      restricted marketable debt securities, net .      16,622       18,539        4,480
    Capital expenditures .........................          (2)         (13)         (23)
    Purchase of Tremont Corporation common stock .        --           --        (26,040)
    Repayment of loans to affiliates .............     194,000         --         50,000
    Investments in subsidiaries ..................        --           --            (80)
    Proceeds from disposition of marketable equity
      securities .................................        --              4          158
    Other, net ...................................           9           20           29
                                                     ---------    ---------    ---------

        Net cash provided by investing activities      210,629       18,550       28,524
                                                     ---------    ---------    ---------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                   2002        2001          2000
                                                ---------    ---------    ---------
Cash flows from financing activities:
    Dividends ...............................   $(157,978)   $ (39,758)   $ (32,686)
    Treasury stock:
        Purchased ...........................     (21,254)     (15,502)     (30,886)
        Reissued ............................         454          718        2,091
    Indebtedness - principal payments .......    (194,000)        --        (50,000)
    Loans from affiliates ...................      64,600       46,678       60,856
                                                ---------    ---------    ---------

        Net cash used by financing activities    (308,178)      (7,864)     (50,625)
                                                ---------    ---------    ---------

    Net change from operating, investing and
      financing activities ..................      (9,379)       6,781       (9,783)
    Balance at beginning of year ............      10,413        3,632       13,415
                                                ---------    ---------    ---------

    Balance at end of year ..................   $   1,034    $  10,413    $   3,632
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

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                             December 31,
                                                     ---------------------------
                                                        2002             2001
                                                     ---------        ---------
                                                           (In thousands)

Current:
    Receivable from:
        Kronos:
            Income taxes .....................       $    --          $      64
            Other, net .......................             417            4,943
        Valhi - income taxes .................            --              2,194
        EWI - income taxes ...................             350             --
        153506 Canada ........................             392              392
        TIMET ................................              84              459
        CompX ................................              20               45
        Other ................................             204                9
                                                     ---------        ---------

                                                     $   1,467        $   8,106
                                                     =========        =========
    Payable to:
        Kronos - income taxes ................       $    (978)       $    --
        Tremont ..............................            (281)            (553)
        EMS ..................................             (79)             (74)
        Other ................................            (318)            (456)
                                                     ---------        ---------

                                                     $  (1,656)       $  (1,083)
                                                     =========        =========
Noncurrent:

    Notes receivable from Kronos .............       $    --          $ 194,000
                                                     =========        =========

    Notes payable to Kronos ..................       $ (44,600)       $(655,918)
                                                     =========        =========

        During 2002 the Company completed certain capital restructuring transactions whereby Kronos distributed to the Company certain affiliate notes receivable, net and the Company recorded a corresponding decrease in its investment in Kronos. See Note 3.

Note 3 - Investment in subsidiaries:

                                                           December 31,
                                                 -------------------------------
                                                    2002                 2001
                                                 ----------           ----------
                                                         (In thousands)

Investment in:
    Kronos ...........................           $  313,479           $1,033,762
    Other ............................               15,981               38,789
                                                 ----------           ----------

                                                 $  329,460           $1,072,551
                                                 ==========           ==========

                                                     Years ended December 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
                                                        (In thousands)

Equity in income from continuing operations
  of subsidiaries:
    Kronos ....................................   $ 66,264   $150,742   $131,475
    Other .....................................      2,647      3,668     42,145
                                                  --------   --------   --------


                                                  $ 68,911   $154,410   $173,620
                                                  ========   ========   ========

Note 4 - Long-term debt:

        The Company's $194 million of 11.75% Senior Secured Notes at December 31, 2001 were redeemed at par value in 2002.

Note 5 - Contingencies:

See Legal proceedings in Note 23 to the Consolidated Financial Statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                             Charges
                                                Balance at   (credits)                      Currency
                                                beginning   to costs and                   translation    Balance at
                   Description                   of year      expenses    Deductions       adjustments    end of year
                   -----------                  ----------  ------------  ----------       -----------    -----------

Year ended December 31, 2002:
    Allowance for doubtful accounts and notes
      receivable ............................   $    2,358   $      481   $     (533)(a)   $       299    $2,605
                                                ==========   ==========   ==========       ===========    ======

    Amortization of intangibles .............   $     --     $      372   $     --         $      --      $  372
                                                ==========   ==========   ==========       ===========    ======

Year ended December 31, 2001:
    Allowance for doubtful accounts and notes
      receivable ............................   $    2,222   $      485   $     (245)(a)   $      (104)   $2,358
                                                ==========   ==========   ==========       ===========    ======

    Amortization of intangibles .............   $     --     $     --     $     --         $      --      $ --
                                                ==========   ==========   ==========       ===========    ======

Year ended December 31, 2000:
    Allowance for doubtful accounts and notes
      receivable ............................   $    2,075   $      342   $      (67)(a)   $      (128)   $2,222
                                                ==========   ==========   ==========       ===========    ======


    Amortization of intangibles .............   $   22,095   $      113   $  (20,429)      $    (1,779)   $ --
                                                ==========   ==========   ==========       ===========    ======



(a) Amounts written off, less recoveries.

Certain prior-year amounts have been reclassified to conform to the current year presentation. Certain information has been omitted because it is included in the Notes to the Consolidated Financial Statements.