Form 10-Q
period 2003-03-31
NL INDUSTRIES INC
filed 2003-05-09
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended March 31, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
        EXCHANGE ACT OF 1934

                          Commission file number 1-640


                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               New Jersey                                        13-5267260
--------------------------------------------------          --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



16825 Northchase Drive, Suite 1200, Houston, Texas               77060-2544
--------------------------------------------------          --------------------
     (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:            (281)  423-3300
                                                            --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       -------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).       Yes     X      No
                                                -------     -------

Number of shares of common stock outstanding on May 9, 2003:  47,694,784

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements.

               Consolidated Balance Sheets - March 31, 2003
                 and December 31, 2002                                      3-4

               Consolidated Statements of Income - Three months
                 ended March 31, 2003 and 2002                               5

               Consolidated Statements of Comprehensive Income
                 - Three months ended March 31, 2003 and 2002                6

               Consolidated Statement of Shareholders' Equity
                 - Three months ended March 31, 2003                         7

               Consolidated Statements of Cash Flows - Three
                 months ended March 31, 2003 and 2002                       8-9

               Notes to Consolidated Financial Statements                  10-17

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       18-26

  Item 3.      Quantitative and Qualitative Disclosures About
                 Market Risk                                                26

  Item 4.      Controls and Procedures                                     26-27


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                           28-29

  Item 6.      Exhibits and Reports on Form 8-K                             29

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                          March 31,   December 31,
              ASSETS                                        2003          2002
                                                         ----------   ------------
Current assets:
    Cash and cash equivalents ........................   $   46,713   $   58,091
    Restricted cash equivalents ......................       47,107       52,089
    Restricted marketable debt securities ............        9,715        9,670
    Accounts and notes receivable ....................      168,613      136,858
    Receivable from affiliates .......................          156          207
    Refundable income taxes ..........................          781        1,782
    Inventories ......................................      195,936      209,882
    Prepaid expenses .................................        5,844        7,207
    Deferred income taxes ............................       10,068       10,511
                                                         ----------   ----------

        Total current assets .........................      484,933      486,297
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................       51,929       40,901
    Receivable from affiliate ........................       18,000       18,000
    Investment in TiO2 manufacturing joint venture ...      131,259      130,009
    Prepaid pension cost .............................       17,424       17,572
    Restricted marketable debt securities ............        9,600        9,232
    Other ............................................       26,571       30,671
                                                         ----------   ----------

        Total other assets ...........................      254,783      246,385
                                                         ----------   ----------

Property and equipment:
    Land .............................................       30,175       29,072
    Buildings ........................................      155,673      150,406
    Machinery and equipment ..........................      655,720      640,297
    Mining properties ................................       81,813       84,778
    Construction in progress .........................        9,307        8,702
                                                         ----------   ----------
                                                            932,688      913,255
    Less accumulated depreciation and depletion ......      547,746      534,436
                                                         ----------   ----------

        Net property and equipment ...................      384,942      378,819
                                                         ----------   ----------

                                                         $1,124,658   $1,111,501
                                                         ==========   ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)


    LIABILITIES AND SHAREHOLDERS' EQUITY             March 31,      December 31,
                                                       2003             2002
                                                    -----------     ------------
Current liabilities:
    Current maturities of long-term debt .......    $     1,238     $     1,298
    Accounts payable and accrued liabilities ...        137,049         167,574
    Payable to affiliates ......................         10,131           8,027
    Accrued environmental costs ................         50,439          51,307
    Income taxes ...............................          5,773           6,624
    Deferred income taxes ......................          1,594           3,219
                                                    -----------     -----------

        Total current liabilities ..............        206,224         238,049
                                                    -----------     -----------

Noncurrent liabilities:
    Long-term debt .............................        349,021         324,608
    Deferred income taxes ......................        149,416         143,518
    Accrued environmental costs ................         53,296          47,189
    Accrued pension cost .......................         43,094          43,757
    Accrued postretirement benefits cost .......         25,571          26,477
    Other ......................................         14,829          14,060
                                                    -----------     -----------

        Total noncurrent liabilities ...........        635,227         599,609
                                                    -----------     -----------


Minority interest ..............................          8,551           8,516
                                                    -----------     -----------

Shareholders' equity:
    Common stock ...............................          8,355           8,355
    Additional paid-in capital .................        777,819         777,819
    Retained earnings ..........................        101,445         101,554
    Accumulated other comprehensive loss .......       (176,860)       (186,221)
    Treasury stock .............................       (436,103)       (436,180)
                                                    -----------     -----------

        Total shareholders' equity .............        274,656         265,327
                                                    -----------     -----------

                                                    $ 1,124,658     $ 1,111,501
                                                    ===========     ===========

Commitments and contingencies (Note 14)


          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2003 and 2002

                      (In thousands, except per share data)


                                                               2003       2002
                                                             --------   --------

Revenues and other income:
    Net sales ............................................   $252,973   $202,357
    Other income, net ....................................      2,667      4,995
                                                             --------   --------

                                                              255,640    207,352
                                                             --------   --------

Costs and expenses:
    Cost of sales ........................................    188,417    156,253
    Selling, general and administrative ..................     44,694     34,845
    Interest .............................................      7,985      6,535
                                                             --------   --------

                                                              241,096    197,633
                                                             --------   --------

        Income before income taxes and minority interest .     14,544      9,719

Income tax expense .......................................      5,090      3,151
                                                             --------   --------

        Income before minority interest ..................      9,454      6,568

Minority interest ........................................         24        184
                                                             --------   --------

    Net income ...........................................   $  9,430   $  6,384
                                                             ========   ========

Basic and diluted net income per share ...................   $    .20   $    .13
                                                             ========   ========

Weighted average shares used in the calculation
  of net income per share:
      Basic ..............................................     47,693     48,870
      Dilutive impact of stock options ...................         51         68
                                                             --------   --------

      Diluted ............................................     47,744     48,938
                                                             ========   ========

          See accompanying notes to consolidated financial statements.
                                      - 5 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2003 and 2002

                                 (In thousands)


                                                           2003          2002
                                                         --------      --------

Net income .........................................     $  9,430      $  6,384
                                                         --------      --------

Other comprehensive income (loss), net of tax:
    Marketable securities adjustment:
        Unrealized holding gain (loss) arising
          during the period ........................        7,093        (1,523)
        Less reclassification adjustment for
          realized gain included in net income .....       (1,474)         --
                                                         --------      --------

                                                            5,619        (1,523)

    Currency translation adjustment ................        3,742        (2,609)
                                                         --------      --------

        Total other comprehensive income (loss) ....        9,361        (4,132)
                                                         --------      --------

            Comprehensive income ...................     $ 18,791      $  2,252
                                                         ========      ========

          See accompanying notes to consolidated financial statements.
                                      - 6 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months ended March 31, 2003

                                 (In thousands)

                                                                                       Accumulated other
                                                                                  comprehensive income (loss)
                                                    Additional              --------------------------------------
                                           Common    paid-in     Retained    Currency       Pension     Marketable
                                           stock     capital     earnings   translation   liabilities   securities
                                         ---------  ----------   ---------  -----------   -----------   ----------

Balance at December 31, 2002 .........   $   8,355   $ 777,819   $ 101,554    $(170,670)   $ (21,447)   $   5,896

Net income ...........................        --          --         9,430         --           --           --
Other comprehensive income, net of tax        --          --          --          3,742         --          5,619
Dividends ............................        --          --        (9,539)        --           --           --
Treasury stock - reissued ............        --          --          --           --           --           --
                                         ---------   ---------   ---------    ---------    ---------    ---------

Balance at March 31, 2003 ............   $   8,355   $ 777,819   $ 101,445    $(166,928)   $ (21,447)   $  11,515
                                         =========   =========   =========    =========    =========    =========
                                          Treasury
                                           stock        Total
                                         ----------   ---------
Balance at December 31, 2002 .........   $(436,180)   $ 265,327

Net income ...........................        --          9,430
Other comprehensive income, net of tax        --          9,361
Dividends ............................        --         (9,539)
Treasury stock - reissued ............          77           77
                                         ---------    ---------

Balance at March 31, 2003 ............   $(436,103)   $ 274,656
                                         =========    =========

          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2003 and 2002

                                 (In thousands)


                                                                 2003        2002
                                                               --------    --------

Cash flows from operating activities:
    Net income .............................................   $  9,430    $  6,384
    Depreciation, depletion and amortization ...............      9,691       7,782
    Deferred income taxes ..................................      1,630         687
    Distributions from (contributions to) TiO2
      manufacturing joint venture ..........................     (1,250)        900
    Other, net .............................................     (3,968)       (578)
                                                               --------    --------

                                                                 15,533      15,175

    Change in assets and liabilities:
        Accounts and notes receivable ......................    (31,545)    (25,282)
        Insurance receivable ...............................      2,247      10,909
        Inventories ........................................     18,702      43,049
        Prepaid expenses ...................................      1,960        (845)
        Accrued environmental costs ........................      8,678       3,384
        Accounts payable and accrued liabilities ...........    (33,174)    (36,161)
        Income taxes .......................................        339        (629)
        Other, net .........................................      3,569       3,196
                                                               --------    --------

            Net cash (used) provided by operating activities    (13,691)     12,796
                                                               --------    --------

Cash flows from investing activities:
    Capital expenditures ...................................     (6,503)     (5,461)
    Collection of loans to affiliates ......................       --           250
    Acquisition of business ................................       --        (9,149)
    Change in restricted cash equivalents and
      restricted marketable debt securities, net ...........      2,050         110
    Other, net .............................................         42          36
                                                               --------    --------

        Net cash used by investing activities ..............     (4,411)    (14,214)
                                                               --------    --------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2003 and 2002

                                 (In thousands)


                                                              2003         2002
                                                            ---------    ---------

Cash flows from financing activities:
    Dividends paid ......................................   $  (9,539)   $  (9,764)
    Treasury stock:
        Purchased .......................................        --         (3,271)
        Reissued ........................................          77          140
    Indebtedness:
        Borrowings ......................................      16,106         --
        Principal payments ..............................        (342)     (25,263)
                                                            ---------    ---------

    Net cash provided (used) by financing activities ....       6,302      (38,158)
                                                            ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities ...     (11,800)     (39,576)
        Currency translation ............................         422         (273)
        Acquisition of business .........................        --            196
                                                            ---------    ---------
                                                              (11,378)     (39,653)

    Balance at beginning of period ......................      58,091      116,037
                                                            ---------    ---------

    Balance at end of period ............................   $  46,713    $  76,384
                                                            =========    =========

Supplemental disclosures - cash paid for:
    Interest ............................................   $     674    $   1,976
    Income taxes, net ...................................   $   3,121    $   3,095

    Acquisition of business:
        Cash and cash equivalents .......................   $    --      $     196
        Restricted cash .................................        --          2,685
        Goodwill and other intangible assets ............        --          9,007
        Other noncash assets ............................        --          1,259
        Liabilities .....................................        --         (3,998)
                                                            ---------    ---------

            Cash paid ...................................   $    --      $   9,149
                                                            =========    =========

          See accompanying notes to consolidated financial statements
                                      - 9 -

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. ("NL") conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At March 31, 2003, Valhi, Inc., ("Valhi") and its subsidiaries held approximately 85% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL, may be deemed to control each of such companies. See Notes 6 and 7.

        The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2003 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

        The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, following the cash settlement of certain stock options held by employees of the Company, the Company commenced accounting for its remaining stock options using the variable accounting method, which requires the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in additional compensation expense (income). Net compensation income recognized by the Company in accordance with APBO No. 25 in the first quarter of 2003 was $.5 million and net compensation cost recognized by the Company in the first quarter of 2002 was nil.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                      Three months ended March 31,
                                                      ----------------------------
                                                           2003         2002
                                                        ---------     ---------
                                                       (In thousands, except per
                                                            share amounts)

Net income - as reported ...........................    $   9,430     $   6,384
Deduct:  Stock-based compensation income, net of
  tax, included in reported net income .............         (339)         --
Deduct:  Stock-based compensation cost, net of
  tax, determined under fair value based
  method for all awards ............................         (120)         (271)
                                                        ---------     ---------

Net income - pro forma .............................    $   8,971     $   6,113
                                                        =========     =========
Net income per basic common share:
    As reported ....................................    $     .20     $     .13
    Pro forma ......................................    $     .19     $     .13
Net income per diluted common share:
    As reported ....................................    $     .20     $     .13
    Pro forma ......................................    $     .19     $     .12

        The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 were measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost was measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, were recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference between the amounts recognized as described above and the associated amounts recognized in the Company's balance sheet as of December 31, 2002 was recognized as a cumulative effect of change in accounting principle as of January 1, 2003. The effect of adopting SFAS No. 143 as of January 1, 2003, as summarized in the table below, did not have a material effect on the Company's consolidated financial position, results of operations or liquidity, and is not separately recognized in the accompanying statement of income.


                                                                           Amount
                                                                        ------------
                                                                        (In millions)

Increase in carrying value of net property,
  plant and equipment:
    Cost ................................................................  $ .4
    Accumulated depreciation ............................................   (.1)
Decrease  in  liabilities  previously  accrued
  for closure  and  post  closure activities ............................    .3
Asset retirement obligation recognized ..................................   (.6)
                                                                           ----

        Net impact ......................................................  $ --
                                                                           ====

        At March 31, 2003, the asset retirement obligation was approximately $.6 million and was included in other noncurrent liabilities. Accretion expense on the asset retirement obligation during the first quarter of 2003, included in cost of sales, was not material. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligation would have been approximately $.5 million at each of January 1, 2002 and March 31, 2002, and the effect on the Company's reported net income for the three months ended March 31, 2002 would not have been material.

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

                                                              Three months ended
                                                                   March 31,
                                                            ----------------------
                                                               2003         2002
                                                            ---------    ---------
                                                                (In thousands)

Net sales ...............................................   $ 252,973    $ 202,357
Other income (expense), excluding corporate .............        (893)         783
                                                            ---------    ---------
                                                              252,080      203,140

Cost of sales ...........................................     188,417      156,253
Selling, general and administrative, excluding  corporate      29,379       24,728
                                                            ---------    ---------

        Operating income ................................      34,284       22,159

General corporate income (expense):
    Securities earnings, net ............................       3,182        1,280
    Litigation settlement gains, net and other  income ..         378        2,932
    Corporate expenses ..................................     (15,315)     (10,117)
    Interest expense ....................................      (7,985)      (6,535)
                                                            ---------    ---------

        Income before income taxes and minority interest    $  14,544    $   9,719
                                                            =========    =========

Note 4 - Accounts and notes receivable:

                                                      March 31,     December 31,
                                                         2003           2002
                                                      ---------     ------------
                                                            (In thousands)

Trade receivables ..............................      $ 161,431       $ 124,044
Insurance claims receivable ....................            311           2,558
Recoverable VAT and other receivables ..........          9,561          12,861
Allowance for doubtful accounts ................         (2,690)         (2,605)
                                                      ---------       ---------

                                                      $ 168,613       $ 136,858
                                                      =========       =========

Note 5 - Inventories:

                                                     March 31,      December 31,
                                                       2003            2002
                                                     --------       ------------
                                                            (In thousands)

Raw materials ............................           $ 34,046           $ 54,077
Work in process ..........................             18,136             15,936
Finished products ........................            112,786            109,203
Supplies .................................             30,968             30,666
                                                     --------           --------

                                                     $195,936           $209,882
                                                     ========           ========

Note 6 - Marketable equity securities:

                                                             March 31,   December 31,
                                                               2003         2002
                                                             ---------   ------------
                                                                 (In thousands)

Available-for-sale marketable equity securities:
    Valhi ..............................................     $51,801     $ 9,845
    Tremont Group ......................................        --        30,634
    Tremont ............................................        --           243
    Other ..............................................         128         179
                                                             -------     -------

        Aggregate fair value ...........................     $51,929     $40,901
                                                             =======     =======

        In February 2003 Valhi completed a series of merger transactions pursuant to which, among other things, Tremont Group, Inc. ("Tremont Group") and Tremont Corporation ("Tremont") both became wholly owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to the Company in return for the Company's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to all Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders. The Company received approximately 27,770 shares of Valhi common stock in the second transaction. The number of shares of Valhi common stock issued to the Company in exchange for the Company's 20% ownership interest in Tremont Group was equal to the Company's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the same 3.4 exchange ratio. The Valhi common stock owned by the Company is restricted under SEC Rule
144. The Company reported a pre-tax securities transaction gain of approximately

$2.3 million in the first quarter of 2003 which represented the difference between the market value of the shares of Valhi received and the cost basis of the Tremont Group and Tremont shares exchanged. Following these transactions, the Company owns approximately 4.7 million shares of Valhi's outstanding common stock (approximately 4% of Valhi's outstanding shares). The Company will continue to account for its shares of Valhi common stock as available-for-sale marketable equity securities carried at fair value (based on quoted market prices). The shares of Valhi common stock cannot be voted by the Company under Delaware Corporation Law, but the Company does receive dividends from Valhi on these shares, when declared. For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock.

Note 7 - Receivable from affiliates:

        In May 2001 a wholly owned subsidiary of the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS") loaned $20.0 million to the Harold C. Simmons Family Trust No. 2 (the "Family Trust"), one of the trusts described in Note 1, under a $25.0 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (4.25% at March 31, 2003), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At March 31, 2003, the outstanding loan balance was $18.0 million and $7.0 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at March 31, 2003, as the Company does not expect to demand repayment within one year.

Note 8 - Other noncurrent assets:

                                                          March 31,     December 31,
                                                            2003           2002
                                                          ---------     ------------
                                                               (In thousands)

Deferred financing costs, net ....................        $10,338        $10,550
Goodwill .........................................          6,406          6,406
Unrecognized net pension obligations .............          5,561          5,561
Intangible asset, net ............................          2,168          2,230
Restricted cash equivalents ......................           --            1,344
Other ............................................          2,098          4,580
                                                          -------        -------

                                                          $26,571        $30,671
                                                          =======        =======

Note 9 - Accounts payable and accrued liabilities:

                                                     March 31,        December 31,
                                                       2003               2002
                                                     --------         ------------
                                                           (In thousands)

Accounts payable .........................           $ 61,792           $ 97,140
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             31,024             34,349
    Interest .............................              7,057                240
    Deferred income ......................               --                  333
    Other ................................             37,176             35,512
                                                     --------           --------

                                                       75,257             70,434
                                                     --------           --------

                                                     $137,049           $167,574
                                                     ========           ========

Note 10 - Other noncurrent liabilities:

                                                         March 31,       December 31,
                                                           2003             2002
                                                         --------        ------------
                                                              (In thousands)

Insurance claims and expenses ..................         $ 7,876         $ 7,674
Employee benefits ..............................           4,131           4,025
Other ..........................................           2,822           2,361
                                                         -------         -------

                                                         $14,829         $14,060
                                                         =======         =======

Note 11 - Long-term debt:

                                                          March 31,    December 31,
                                                            2003          2002
                                                          ---------    ------------
                                                              (In thousands)

8.875% Senior Secured Notes, (euro)285 million
  principal amount .................................      $305,691      $296,942
Revolving credit facility ..........................        43,098        27,077
Other ..............................................         1,470         1,887
                                                          --------      --------
                                                           350,259       325,906

Less current maturities ............................         1,238         1,298
                                                          --------      --------

                                                          $349,021      $324,608
                                                          ========      ========

        In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed) under the revolving credit facility. In April 2003 the Company repaid NOK 80 million (approximately $11 million when repaid) under the revolving credit facility.

Note 12 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                             Three months ended
                                                                   March 31,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
                                                                (In thousands)

Expected tax expense .....................................   $ 5,090    $ 3,402
Non-U.S. tax rates .......................................      (382)      (346)
Incremental tax on income of companies not included
  in NL's consolidated U.S. federal income tax return ....       915        130
Valuation allowance ......................................      (727)       (67)
U.S. state income taxes ..................................        65        (17)
Other, net ...............................................       129         49
                                                             -------    -------

        Income tax expense ...............................   $ 5,090    $ 3,151
                                                             =======    =======

Note 13 - Other income, net:

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                           2003           2002
                                                         -------        -------
                                                             (In thousands)

Securities earnings:
    Interest and dividends .......................       $   948        $ 1,280
    Securities gains, net (see Note 6) ...........         2,234           --
                                                         -------        -------
                                                           3,182          1,280

Currency transactions, net .......................        (1,098)           598
Noncompete agreement income ......................           333          1,000
Disposition of property and equipment ............           (61)           (46)
Trade interest income ............................           163            222
Litigation settlement gains, net .................          --            1,920
Other, net .......................................           148             21
                                                         -------        -------

                                                         $ 2,667        $ 4,995
                                                         =======        =======

        The Company received a $20 million fee as part of the sale of Rheox in January 1998 in payment for entering into a five-year covenant not to compete in the rheological products business. The Company amortized the fee to income using the straight-line method over the five-year noncompete period beginning January 30, 1998. The agreement became fully amortized in January 2003.

        In the first quarter of 2002, the Company recognized litigation settlement gains with former insurance carrier groups of $1.9 million to settle certain insurance coverage claims related to environmental remediation. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

Note 14 - Commitments and contingencies:

        For descriptions of certain legal proceedings, income tax and other commitments and contingencies related to the Company, reference is made to (i) Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - "Legal Proceedings," and (iii) the 2002 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                       Three months ended     %
                                                           March 31,        Change
                                                       ------------------   ------
                                                         2003      2002
                                                        ------    ------
                                                   (In millions, except percentages
                                                            and metric tons)

Net sales and operating income
    Net sales ....................................      $253.0    $202.4    +25%
    Operating income .............................      $ 34.3    $ 22.2    +55%
    Operating income margin percentage ...........         14%       11%

TiO2 operating statistics
    Percent change in average selling price (in
      billing currencies) ........................                           +6%
    Sales volume (metric tons in thousands) ......         118       112     +5%
    Production volume (metric tons in thousands) .         117       106    +11%

        Kronos' operating income in the first quarter of 2003 increased $12.1 million or 55% from the first quarter of 2002 primarily due to higher average selling prices and higher sales and production volumes, partially offset by higher operating costs, particularly energy costs. Compared with the fourth quarter of 2002, operating income in the first quarter of 2003 increased $14.2 million, or 71%, primarily due to higher sales and production volumes, higher average selling prices and lower operating costs.

        Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the first quarter of 2003 was 6% higher than the first quarter of 2002 and was 1% higher than the fourth quarter of 2002. Compared with the fourth quarter of 2002, selling prices in billing currencies increased in all major markets. The average selling price in billing currencies in March 2003 was comparable to the average selling price for the first quarter of 2003. The Company expects higher average selling prices in billing currencies for full-year 2003 compared to full-year 2002. The Company discloses percentage changes in its average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation), so that such changes can be analyzed without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' first-quarter 2003 average selling price in U.S. dollars was 18% higher than in the first quarter of 2002 and 6% higher than the fourth quarter of 2002.

        First quarter 2003 sales volume of 118,000 metric tons was a record first quarter for Kronos and increased 5% from the first quarter of 2002 and increased 16% from the fourth quarter of 2002. Compared to the fourth quarter of 2002, sales volume increased in all major markets with each region up at least 10%. Kronos anticipates its sales volume for full year 2003 will be slightly higher than full year 2002. Finished goods inventory levels at the end of the first quarter decreased 2% from December 2002 levels and represented under two months of sales.

        First quarter 2003 production volume of 117,000 metric tons was an all-time quarterly record for Kronos and was 11% higher than the first quarter of 2002 and increased 9% from the fourth quarter of 2002 with operating rates near full capacity in the first quarter of 2003 compared with 96% of capacity in the first quarter of 2002. Increased production volume in the first quarter of

2003 compared with fourth quarter 2002 was primarily due to maintenance stops in the fourth quarter. Kronos anticipates its production volume for full year 2003 will be higher than full year 2002.

        The Company currently expects TiO2 industry demand in 2003 to increase slightly over 2002 levels. Kronos' TiO2 production volume in 2003 is expected to approximate Kronos' 2003 TiO2 sales volume. In December 2002 and January 2003, Kronos announced additional price increases in Europe and North America which averaged approximately 8% in Europe and approximately 7% in North America. Kronos is hopeful that it will realize additional price increases during the remainder of 2003, but the extent to which Kronos can realize price increases will depend on market conditions and global economic recovery. Overall, the Company expects its TiO2 operating income in 2003 will be higher than 2002, primarily due to higher average TiO2 selling prices and higher sales and production volumes. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        Compared to the year-earlier period, cost of sales as a percentage of net sales decreased in the first quarter of 2003 primarily due to higher average selling prices in billing currencies and higher production volume, partially offset by higher energy costs. Excluding the effects of foreign currency translation, which increased the Company's expenses in the first quarter of 2003 compared to year-earlier period, the Company's selling, general and administrative expenses, excluding corporate expenses, in the first quarter of 2003 were slightly higher than the first quarter of 2002.

        A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a weaker U.S. dollar compared to the euro in the first quarter of 2003 versus the year-earlier period, increased the dollar value of sales in the first quarter of 2003 by a net $26.6 million when compared to the year-earlier period. The effect of the weaker U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars increased operating costs in the first quarter of 2003 compared to the year-earlier period. In addition, sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. The unfavorable margin on export sales tends to offset the favorable effect of translating local currency profits to U.S. dollars when the dollar is weaker. As a result, the net impact of currency exchange rate fluctuations was not significant in the first quarter of 2003 when compared to the first quarter of 2002.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                                           Three months ended
                                                March 31,             Difference
                                         -----------------------      ----------
                                           2003           2002
                                         --------       --------
                                              (In millions)


Securities earnings ............         $   3.1        $   1.3        $  1.8
Corporate income ...............              .4            2.9          (2.5)
Corporate expense ..............           (15.3)         (10.1)         (5.2)
Interest expense ...............            (8.0)          (6.5)         (1.5)
                                         -------        -------        ------


                                         $ (19.8)       $ (12.4)       $ (7.4)
                                         =======        =======        ======

        Securities earnings for the first quarter of 2003 included a $2.3 million noncash securities transaction gain related to the exchange of the Company's holdings of Tremont Corporation common stock for shares of Valhi, Inc. common stock as a result of a series of merger transactions Valhi completed in February 2003. See Note 6 to the Consolidated Financial Statements. In addition, interest income was lower in the first quarter of 2003 as compared with first quarter 2002 due to lower levels of available funds invested and lower average yields. The Company expects interest income to be lower for full-year 2003 than full-year 2002 due to lower average yields and lower average levels of funds available for investment.

        Corporate income for the first quarter of 2003 and 2002 included $.3 million and $1.0 million, respectively, of fee income related to a covenant not to compete agreement related to the sale of Rheox in 1998. The agreement became fully amortized in January 2003. See Note 13 to the Consolidated Financial Statements. Corporate income for the first quarter of 2002 also included a $1.9 million litigation settlement gain with former insurance carrier groups.

        Corporate expense for the first quarter of 2003 was $15.3 million, an increase of $5.2 million compared with the first quarter of 2002 primarily due to higher environmental expenses related to remediation of formerly owned business units. Compared to the fourth quarter of 2002, corporate expense in the first quarter of 2003 increased $5.6 million primarily due to higher environmental expenses partially offset by lower legal and stock option compensation expenses. Corporate expenses are expected to be higher for full-year 2003 as compared to full-year 2002 due to higher environmental expenses and higher legal expenses associated with the defense of lead pigment litigation, including two trials scheduled for 2003.

        Interest expense in the first quarter of 2003 was $8.0 million, an increase of $1.5 million from the first quarter of 2002 primarily due to higher levels of outstanding debt and associated currency effects, partially offset by lower interest rates. Assuming no significant change in interest rates, interest expense for full-year 2003 is expected to be higher than full-year 2002 due to higher levels of outstanding indebtedness, partially offset by lower average interest rates.

  Provision for income taxes

        The Company reduced its deferred income tax valuation allowance by $.7 million in the first quarter of 2003 and $.1 million in the first quarter of 2002 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

  Other

        Minority interest in the first quarter of 2002 primarily related to EMS.

  Recently adopted accounting principles

        As described in Note 1 in the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2003 and 2002 are presented below.

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                               2003       2002
                                                              ------     ------
                                                                (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities .........    $ 15.5     $ 15.2
        Changes in assets and liabilities ................     (29.2)      (2.4)
                                                              ------     ------
                                                               (13.7)      12.8
    Investing activities .................................      (4.4)     (14.2)
    Financing activities .................................       6.3      (38.2)
                                                              ------     ------

      Net cash used by operating, investing,
        and financing activities .........................    $(11.8)    $(39.6)
                                                              ======     ======

  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flows from operations is the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, increased slightly in the first three months of 2003 from the comparable period in 2002 primarily due to $12.1 million of higher operating income partially offset by $5.2 million of higher corporate expenses, $2.5 million of lower corporate income and $2.2 million of lower net distributions from the Company's investment in its TiO2 manufacturing joint venture. The net cash used to fund changes in the Company's inventories, receivables and payables (excluding the effect of currency translation) in the first three months of 2003 was significantly higher than the first three months of 2002 with higher inventory balances (net of raw material accruals), insurance proceeds collected in first quarter 2002 and decreases in accounts payable and accrued liabilities in the first three months of 2003. Inventories and accounts payable were affected by certain non-cash accruals for certain titanium ore contracts of $4.9 million and $31.6 million at December 31, 2002 and 2001, respectively. These non-cash accruals were reversed as raw materials were received under the contracts in the amounts of $4.9 million and $25.8 million in first quarters 2003 and 2002, respectively.

  Investing activities

        The Company's capital expenditures were $6.5 million and $5.5 million in the first three months of 2003 and 2002, respectively. Capital expenditures in first quarter 2002 included approximately $1.2 million related to reconstruction of the Company's Leverkusen, Germany sulfate plant damaged in the March 2001 fire.

        In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million.

  Financing activities

        In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed) under the European Credit Facility. In April 2003 the Company repaid NOK 80 million (approximately $11 million when repaid) under the European Credit Facility.

        In the first quarter of 2003, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.5 million.

        In the first quarters of 2003 and 2002, the Company repurchased nil and $3.3 million of treasury stock pursuant to its share repurchase program. The Company is authorized to repurchase approximately 1.3 million additional shares at May 9, 2003. The shares may be purchased over an unspecified period of time and, depending on market conditions, applicable legal requirements, available cash and other factors, the share repurchase program may be suspended at any time and could be terminated prior to completion. The repurchased shares are to be held as treasury shares available for general corporate purposes.

  Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

        At March 31, 2003, the Company had cash and cash equivalents aggregating $47 million ($22 million held by non-U.S. subsidiaries) and an additional $66 million of restricted cash equivalents and restricted marketable debt securities held by the Company, of which $10 million was classified as a noncurrent asset. At March 31, 2003, certain of the Company's subsidiaries had $83 million available for borrowing with approximately $43 million available under non-U.S. credit facilities (including $41 million under the European Credit Facility) and approximately $40 million under the U.S. Credit Facility. At March 31, 2003, the Company had complied with all financial covenants governing its debt agreements.

  Income tax contingencies

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

        The Company's and EMS' 1998 U.S. federal income tax returns are being examined by the U.S. Internal Revenue Service ("IRS") and the Company and EMS have each granted extensions of the statute of limitations for assessment of tax with respect to their 1998 and 1999 income tax returns until September 30, 2004. Based upon the course of the examination, the Company anticipated that the IRS would propose a substantial tax deficiency, including penalties and interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, the Company applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 the Company received notification from the IRS that it had been accepted into the settlement initiative. Under the initiative, no penalties will be assessed and final settlement with the IRS is to be reached through negotiation and, if necessary, through a specified arbitration procedure. The Company anticipates that settlement of the matter will likely occur in 2004, resulting in payments of federal and state tax and interest ranging from $33 million to $45 million. Additional payments in later years may be required as part of the settlement. The Company has provided adequate accruals to cover the currently expected range of settlement outcomes.


        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($11.2 million at March 31, 2003). The Company has filed protests to the assessments for the years 1991 to 1997. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003 the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999. The anticipated assessment, including interest, is expected to approximate (euro)12 million ($12.9 million at March 31, 2003). The Company believes the proposed assessment related to 1999 is without merit and in April 2003 filed a written response in opposition to the notification of intent to assess.

        In 2002, the Company received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at March 31, 2003) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        In the first quarter of 2003, the Company was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. The Company expects to file amended German tax returns claiming such tax refunds for all years affected by the Court's decision, which is expected to result in a net refund of taxes and interest of approximately $30 million. As of March 31, 2003, the Company has not reflected this tax refund in its consolidated financial statements and expects to reflect the refund in its consolidated financial statements once certain procedural requirements are satisfied, including a review of the amended German tax returns by the German tax authorities.

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

        At March 31, 2003 the Company had the equivalent of approximately $451 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. In 2002, the German federal government proposed certain changes to its income tax law, including certain changes that would have imposed limitations on the annual utilization of income tax loss carryforwards. Such proposal, if enacted, would have significantly affected the Company's 2003 and future income tax expense and cash tax payments. In April 2003 the German federal government passed a new tax law which does not contain the provision that would have restricted the utilization of tax loss carryforwards. Furthermore, the provisions contained in the new law are not expected to materially impact the Company's income tax expense or cash tax payments.

        At March 31, 2003, the Company had net deferred tax liabilities of $141 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $188 million at March 31, 2003, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

  Environmental matters and litigation

        The Company has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. The Company believes it has adequate accruals ($104 million at March 31, 2003) for reasonably estimable costs of such matters, but the Company's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, the allocations of such costs among PRPs, and the financial viability of other PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $145 million. The Company's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

        At March 31, 2003, the Company had approximately $57 million in cash, cash equivalents and restricted marketable debt securities held by certain special purpose trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures.

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

Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead paint litigation, the outcome of other litigation and tax controversies, and other risks and uncertainties included in this Quarterly Report and in the 2002 Annual Report, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of the Company's market risks, refer to the caption "Quantitative and Qualitative Disclosures About Market Risk" in the 2002 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the quarter ended March 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the 2002 Annual Report for descriptions of certain previously reported legal proceedings.

        State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In March 2003 the court denied motions by plaintiffs and defendants for judgment notwithstanding the previously-described mistrial in this case in October 2002. A hearing to determine the scope and timing of a new trial is scheduled for May 2003.

        City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV0030066). In April 2003 defendants filed a motion for summary judgment in this previously-described case. The court has not yet ruled on the motion. The case is scheduled for trial in October 2003.

        Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In April, 2003, the court of appeals denied defendants' motion to dismiss plaintiffs' appeal as interlocutory, allowing the appeal in this previously-described case to proceed on behalf of the four plaintiff families.

        Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). In April 2003 the court denied defendants' motion for summary judgment in this previously-described case.

        Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0235-CICI). In April 2003 the Company was served with the complaint in this previously-described case. The case has been removed to federal court.

        Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In April 2003 the Company was served with the complaint in this previously-described case. The case has been removed to federal court.

        Stewart v. NL Industries, Inc., et al. (Circuit Court of LeFlore County,
Mississippi,  Civil  Action  No.  2002-0266-CICI).   In  March,  2003  plaintiff
requested court approval to dismiss this previously-described case voluntarily.

        The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

        Herd v. ASARCO, et al. (District Court in and for Ottawa County, Oklahoma, Case No. CJ-2001-443). Plaintiffs have moved that the claims in this previously-described case, involving alleged personal injury resulting from defendants' mining waste piles in and around Picher, Oklahoma, be consolidated for trial with four other similar cases (Reeves v. ASARCO et al., Case No. CJ-02-8; Carr v. ASARCO et al., Case No. CJ-02-59; Edens v. ASARCO et al., Case No. CJ-02-245; and Koger v. ASARCO et al., Case No. CJ-02-284). The Herd case had previously been consolidated for discovery with those four cases. Trial in the Herd case is scheduled for August 2003. Plaintiffs have moved to dismiss their negligence claims. Defendants have moved for summary judgment. The Company understands that plaintiffs' counsel may file claims on behalf of additional plaintiffs.

        Pulliam, et al. v. NL Industries, Inc., et al, (Superior Court, Marion County, Indiana, No. 49F12-0104-CT-001301). In April 2003 the court dismissed this previously-described case with prejudice. The time for plaintiffs to appeal has not yet expired.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b)     Reports on Form 8-K

                      Reports on Form 8-K for the quarter ended March 31, 2003 through the date of this report:

                      April 30, 2003 - Reported Items 7 and 9.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        NL INDUSTRIES, INC.
                                                   -----------------------------
                                                          (Registrant)



Date:  May 9, 2003                                 By /s/ Robert D. Hardy
------------------                                    --------------------------
                                                      Robert D. Hardy
                                                        Principal Financial and
                                                        Accounting Officer

                                 CERTIFICATIONS
                                 --------------

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




Date:  May 9, 2003


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




Date:  May 9, 2003


/s/ Robert D. Hardy
-----------------------
Robert D. Hardy
Chief Financial Officer