Form 10-K/A
period 2002-12-31
NL INDUSTRIES INC
filed 2003-06-26
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K / A-1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640

                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                         13-5267260
--------------------------------------                     ---------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

16825 Northchase Drive, Suite 1200, Houston, Texas             77060-2544
--------------------------------------------------         ---------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (281) 423-3300
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes    X       No
     -----         -----

As of June 28, 2002, 48,831,984 shares of common stock were outstanding. The aggregate market value of the 8,345,399 shares of voting stock held by non-affiliates of the registrant at June 28, 2002 approximated $127 million.

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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2002 as set forth below and in the pages attached hereto:

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K.
           ----------------------------------------

           Exhibit No. 99.1, Annual Report of NL Industries, Inc. Retirement Savings Plan on Form 11-K for the year ended December 31, 2002 (filed as an amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NL INDUSTRIES, INC.
                                         -------------------
                                            (Registrant)



Dated:  June 26, 2003             By:    /s/ Robert D. Hardy
                                         ---------------------------------------
                                         Robert D. Hardy
                                         Vice President, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, J. Landis Martin, the Chief Executive Officer of NL Industries, Inc., certify that:

(1) I have reviewed this annual report on Form 10-K/A-1 of NL Industries, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:   June 26, 2003


/s/ J. Landis Martin
-----------------------
J. Landis Martin
Chief Executive Officer






                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert D. Hardy, the Chief Financial Officer of NL Industries, Inc., certify that:

(1) I have reviewed this annual report on Form 10-K/A-1 of NL Industries, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:   June 26, 2003


/s/ Robert D. Hardy
-----------------------
Robert D. Hardy
Chief Financial Officer