Form 10-Q
period 2003-06-30
NL INDUSTRIES INC
filed 2003-07-28
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934 - For the quarterly period ended June 30, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                          Commission file number 1-640


                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               New Jersey                                       13-5267260
--------------------------------------                     --------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)



5430 LBJ Freeway, Suite 1700, Dallas, Texas                     75240-2697
-------------------------------------------                --------------------
 (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code:           (972)  233-1700
                                                           -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       ------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).    Yes   X       No
                                            -----        -----

Number of shares of common stock outstanding on July 25, 2003:  47,700,784

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                        ----
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - June 30, 2003
              and December 31, 2002                                        3

            Consolidated Statements of Income - Three months and
              six months ended June 30, 2003 and 2002                      5

            Consolidated Statements of Comprehensive Income
              - Three months and six months ended June 30, 2003 and 2002   6

            Consolidated Statement of Shareholders' Equity
              - Six months ended June 30, 2003                             7

            Consolidated Statements of Cash Flows - Six
              months ended June 30, 2003 and 2002                          8

            Notes to Consolidated Financial Statements                    10

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         22

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk    28

  Item 4.   Controls and Procedures                                       29


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             30

  Item 4.   Submission of Matters to a Vote of Security Holders           32

  Item 6.   Exhibits and Reports on Form 8-K                              32

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                          June 30,  December 31,
              ASSETS                                        2003        2002
                                                         ---------- ------------


Current assets:
    Cash and cash equivalents ........................   $   54,360   $   58,091
    Restricted cash equivalents ......................       25,349       52,089
    Restricted marketable debt securities ............       10,676        9,670
    Accounts and notes receivable ....................      182,196      136,858
    Receivable from affiliates .......................          148          207
    Refundable income taxes ..........................       25,607        1,782
    Inventories ......................................      199,760      209,882
    Prepaid expenses .................................        4,518        7,207
    Deferred income taxes ............................       10,929       10,511
                                                         ----------   ----------

        Total current assets .........................      513,543      486,297
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................       45,431       40,901
    Receivable from affiliate ........................       16,000       18,000
    Investment in TiO2 manufacturing joint venture ...      129,209      130,009
    Prepaid pension cost .............................       17,209       17,572
    Restricted marketable debt securities ............        3,099        9,232
    Other ............................................       27,320       30,671
                                                         ----------   ----------

        Total other assets ...........................      238,268      246,385
                                                         ----------   ----------

Property and equipment:
    Land .............................................       31,908       29,072
    Buildings ........................................      165,655      150,406
    Machinery and equipment ..........................      694,995      640,297
    Mining properties ................................       82,596       84,778
    Construction in progress .........................       14,600        8,702
                                                         ----------   ----------
                                                            989,754      913,255
    Less accumulated depreciation and depletion ......      585,060      534,436
                                                         ----------   ----------

        Net property and equipment ...................      404,694      378,819
                                                         ----------   ----------

                                                         $1,156,505   $1,111,501
                                                         ==========   ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 (In thousands)


    LIABILITIES AND SHAREHOLDERS' EQUITY              June 30,      December 31,
                                                        2003            2002
                                                     -----------    ------------

Current liabilities:
    Current maturities of long-term debt .........   $       781    $     1,298
    Accounts payable and accrued liabilities .....       150,549        167,574
    Payable to affiliates ........................        10,817          8,027
    Accrued environmental costs ..................        21,198         51,307
    Income taxes .................................         6,170          6,624
    Deferred income taxes ........................         1,711          3,219
                                                     -----------    -----------

        Total current liabilities ................       191,226        238,049
                                                     -----------    -----------


Noncurrent liabilities:
    Long-term debt ...............................       360,444        324,608
    Deferred income taxes ........................       146,324        143,518
    Accrued environmental costs ..................        66,636         47,189
    Accrued pension cost .........................        45,835         43,757
    Accrued postretirement benefits cost .........        24,922         26,477
    Other ........................................        13,954         14,060
                                                     -----------    -----------

        Total noncurrent liabilities .............       658,115        599,609
                                                     -----------    -----------


Minority interest ................................         8,713          8,516
                                                     -----------    -----------


Shareholders' equity:
    Common stock .................................         8,355          8,355
    Additional paid-in capital ...................       777,819        777,819
    Retained earnings ............................       120,740        101,554
    Accumulated other comprehensive loss .........      (172,458)      (186,221)
    Treasury stock ...............................      (436,005)      (436,180)
                                                     -----------    -----------

        Total shareholders' equity ...............       298,451        265,327
                                                     -----------    -----------

                                                     $ 1,156,505    $ 1,111,501
                                                     ===========    ===========

Commitments and contingencies (Notes 12 and 14)


          See accompanying notes to consolidated financial statements.
                                       -4-

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                       Three months ended         Six months ended
                                             June 30,                  June 30,
                                      ---------------------    ---------------------
                                         2003        2002         2003        2002
                                      ---------   ---------    ---------   ---------

Revenues and other income:
    Net sales .....................   $ 266,631   $ 226,909    $ 519,604   $ 429,266
    Other income, net .............         340       7,906        3,007      12,901
                                      ---------   ---------    ---------   ---------

                                        266,971     234,815      522,611     442,167
                                      ---------   ---------    ---------   ---------

Costs and expenses:
    Cost of sales .................     197,649     176,247      386,066     332,500
    Selling, general and
      administrative ..............      54,177      32,389       98,871      67,234
    Interest ......................       8,367       8,078       16,352      14,613
                                      ---------   ---------    ---------   ---------

                                        260,193     216,714      501,289     414,347
                                      ---------   ---------    ---------   ---------

        Income before income taxes
          and minority interest ...       6,778      18,101       21,322      27,820

Income tax benefit (expense) ......      22,191      (3,867)      17,101      (7,018)
                                      ---------   ---------    ---------   ---------

        Income before minority
          interest ................      28,969      14,234       38,423      20,802

Minority interest .................         134         186          158         370
                                      ---------   ---------    ---------   ---------

        Net income ................   $  28,835   $  14,048    $  38,265   $  20,432
                                      =========   =========    =========   =========

Basic and diluted net income per
  share ...........................   $     .60   $     .29    $     .80   $     .42
                                      =========   =========    =========   =========

Weighted average shares used in the
  calculation of net income per share:
      Basic .......................      47,698      48,827       47,696      48,848
      Dilutive impact of stock
        options ...................          57         126           54          98
                                      ---------   ---------    ---------   ---------

      Diluted .....................      47,755      48,953       47,750      48,946
                                      =========   =========    =========   =========

          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                            Three months ended     Six months ended
                                                 June 30,              June 30,
                                         --------------------   --------------------
                                           2003        2002       2003        2002
                                         --------    --------   --------    --------



Net income ...........................   $ 28,835    $ 14,048   $ 38,265    $ 20,432
                                         --------    --------   --------    --------

Other comprehensive income (loss),
  net of tax:
    Marketable securities adjustment:
        Unrealized holding (loss) gain
          arising during the period ..     (4,424)      4,652      2,669       3,129
        Less reclassification
          adjustment for realized gain
          included in net income .....       --          --       (1,474)       --
                                         --------    --------   --------    --------

                                           (4,424)      4,652      1,195       3,129

    Currency translation adjustment ..      8,826      38,965     12,568      36,356
                                         --------    --------   --------    --------

        Total other comprehensive
          income .....................      4,402      43,617     13,763      39,485
                                         --------    --------   --------    --------

            Comprehensive income .....   $ 33,237    $ 57,665   $ 52,028    $ 59,917
                                         ========    ========   ========    ========


          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Six months ended June 30, 2003

                                 (In thousands)

                                                                                          Accumulated other
                                                                                     comprehensive income (loss)
                                                     Additional                  -------------------------------------
                                            Common    paid-in       Retained      Currency       Pension    Marketable
                                            stock     capital       earnings     translation   liabilities  securities
                                          ---------  ----------     ---------    -----------   -----------  ----------

Balance at December 31, 2002 .........    $   8,355    $ 777,819    $ 101,554     $(170,670)    $ (21,447)   $   5,896

Net income ...........................         --           --         38,265          --            --           --
Other comprehensive income, net of tax         --           --           --          12,568          --          1,195
Dividends ............................         --           --        (19,079)         --            --           --
Treasury stock - reissued ............         --           --           --            --            --           --
                                          ---------    ---------    ---------     ---------     ---------    ---------

Balance at June 30, 2003 .............    $   8,355    $ 777,819    $ 120,740     $(158,102)    $ (21,447)   $   7,091
                                          =========    =========    =========     =========     =========    =========
                                           Treasury
                                            stock         Total
                                          ---------     ---------

Balance at December 31, 2002 .........    $(436,180)    $ 265,327

Net income ...........................         --          38,265
Other comprehensive income, net of tax         --          13,763
Dividends ............................         --         (19,079)
Treasury stock - reissued ............          175           175
                                          ---------     ---------

Balance at June 30, 2003 .............    $(436,005)    $ 298,451
                                          =========     =========

          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2003 and 2002

                                 (In thousands)


                                                             2003        2002
                                                           --------    --------

Cash flows from operating activities:
    Net income .........................................   $ 38,265    $ 20,432
    Depreciation, depletion and amortization ...........     19,681      15,820
    Deferred income taxes ..............................     (3,006)      2,400
    Distributions from TiO2 manufacturing joint
      venture, net .....................................        800       2,250
    Net (gains) losses from securities transactions ....     (2,452)         12
    Other, net .........................................     (3,522)     (3,572)
                                                           --------    --------

                                                             49,766      37,342

    Change in assets and liabilities:
        Accounts and notes receivable ..................    (37,409)    (29,665)
        Insurance receivable ...........................      2,122      11,053
        Inventories ....................................     25,301      68,227
        Prepaid expenses ...............................      3,036        (796)
        Accounts payable and accrued liabilities .......    (29,526)    (58,638)
        Income taxes ...................................    (24,008)     (2,878)
        Accrued environmental costs ....................     25,990       8,913
        Other, net .....................................      3,378       2,943
                                                           --------    --------

            Net cash provided by operating activities ..     18,650      36,501
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures ...............................    (13,850)    (12,076)
    Collection of loans to affiliates ..................      2,000         500
    Acquisition of business ............................       --        (9,149)
    Change in restricted cash equivalents and restricted
      marketable debt securities, net ..................        658         595
    Other, net .........................................      1,538         830
                                                           --------    --------

        Net cash used by investing activities ..........     (9,654)    (19,300)
                                                           --------    --------


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2003 and 2002

                                 (In thousands)


                                                            2003         2002
                                                         ---------    ---------

Cash flows from financing activities:
    Dividends paid ...................................   $ (19,079)   $ (19,530)
    Treasury stock:
        Purchased ....................................        --         (3,271)
        Reissued .....................................         175          262
    Indebtedness:
        Borrowings ...................................      16,106      319,275
        Principal payments ...........................     (11,615)    (247,688)
        Deferred financing costs .....................        --         (9,342)
    Other, net .......................................        --            (11)
                                                         ---------    ---------

    Net cash (used) provided by financing activities .     (14,413)      39,695
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities       (5,417)      56,896
        Currency translation .........................       1,686        3,053
        Acquisition of business ......................        --            196
                                                         ---------    ---------
                                                            (3,731)      60,145

    Balance at beginning of period ...................      58,091      116,037
                                                         ---------    ---------

    Balance at end of period .........................   $  54,360    $ 176,182
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $  16,347    $  18,599
    Income taxes, net ................................       7,627        7,496

    Acquisition of business:
        Cash and cash equivalents ....................   $    --      $     196
        Restricted cash ..............................        --          2,685
        Goodwill and other intangible assets .........        --          9,007
        Other noncash assets .........................        --          1,259
        Liabilities ..................................        --         (3,998)
                                                         ---------    ---------

            Cash paid ................................   $    --      $   9,149
                                                         =========    =========

          See accompanying notes to consolidated financial statements.
                                       -9-

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

        NL Industries, Inc. ("NL") conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos, Inc. At June 30, 2003, Valhi, Inc., ("Valhi") and its subsidiaries held approximately 85% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of NL and the Chairman of the Board of each of Contran and Valhi, may be deemed to control each of such companies. See Notes 6 and 7.

        The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2003 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

        The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, following the cash settlement of certain stock options held by employees of the Company, the Company commenced accounting for its remaining stock options using the variable accounting method, which requires the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in additional compensation expense (income). Net compensation expense recognized by the Company in accordance with APBO No. 25 in the three and six months ended June 30, 2003 was $.5 million and nil, respectively, and net compensation expense (income) recognized by the Company in the three and six months ended June 30, 2002 was nil for both periods.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                               Three months ended           Six months ended
                                                    June 30,                    June 30,
                                            ------------------------    ------------------------
                                             2003          2002            2003          2002
                                            ----------    ----------    ----------    ----------
                                                  (In thousands, except per share amounts)

Net income - as reported ................   $   28,835    $   14,048    $   38,265    $   20,432
Add:  Stock-based compensation cost, net
  of tax, included in reported net income          339          --            --            --
Deduct:  Stock-based compensation cost,
  net of tax, determined under fair value
  based method for all awards ...........         (121)         (271)         (241)         (542)
                                            ----------    ----------    ----------    ----------

Net income - pro forma ..................   $   29,053    $   13,777    $   38,024    $   19,890
                                            ==========    ==========    ==========    ==========
Net income per basic common share:
    As reported .........................   $      .60    $      .29    $      .80    $      .42
    Pro forma ...........................   $      .61    $      .28    $      .80    $      .41
Net income per diluted common share:
    As reported .........................   $      .60    $      .29    $      .80    $      .42
    Pro forma ...........................   $      .61    $      .28    $      .80    $      .41

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


                                                                           Amount
                                                                       -------------
                                                                       (In millions)

Increase in carrying value of net property,
  plant and equipment:
    Cost ................................................................   $ .4
    Accumulated depreciation ............................................    (.1)
Decrease  in  liabilities  previously  accrued
  for  closure  and  post  closure activities ...........................     .3
Asset retirement obligation recognized ..................................    (.6)
                                                                            ----

        Net impact ......................................................   $ --
                                                                            ====

        At June 30, 2003, the asset retirement obligation was approximately $.7 million and was included in other noncurrent liabilities. Accretion expense on the asset retirement obligation during the first six months of 2003, included in cost of sales, was nil. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligation would have been approximately $.5 million at January 1, 2002 and $.6 million at June 30, 2002, and the effect on the Company's reported net income for the six months ended June 30, 2002 would not have been material.

Note 2 - Earnings per share:

        Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Business segment information:

        The Company's operations are conducted by Kronos in one operating business segment - activities associated with the production and sale of TiO2.

                                            Three months ended        Six months ended
                                                 June 30,                  June 30,
                                          ----------------------    ----------------------
                                             2003         2002         2003        2002
                                          ---------    ---------    ---------    ---------
                                                           (In thousands)

Net sales .............................   $ 266,631    $ 226,909    $ 519,604    $ 429,266
Other expense, excluding corporate ....      (2,519)      (1,099)      (3,412)        (316)
                                          ---------    ---------    ---------    ---------
                                            264,112      225,810      516,192      428,950

Cost of sales .........................     197,649      176,247      386,066      332,500
Selling, general and administrative,
  excluding corporate .................      30,975       24,898       60,354       49,626
                                          ---------    ---------    ---------    ---------

        Operating income ..............      35,488       24,665       69,772       46,824

General corporate income (expense):
    Securities earnings, net ..........       1,056        1,268        4,238        2,548
    Other income and litigation
      settlement gains, net ...........       1,803        1,466        2,181        4,398
    Currency transaction gains ........        --          6,271         --          6,271
    Corporate expenses ................     (23,202)      (7,491)     (38,517)     (17,608)
    Interest expense ..................      (8,367)      (8,078)     (16,352)     (14,613)
                                          ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ...........   $   6,778    $  18,101    $  21,322    $  27,820
                                          =========    =========    =========    =========

Note 4 - Accounts and notes receivable:

                                                       June 30,     December 31,
                                                         2003          2002
                                                      ---------     ------------
                                                            (In thousands)

Trade receivables ..............................      $ 174,914       $ 124,044
Insurance claims receivable ....................            436           2,558
Recoverable VAT and other receivables ..........          9,437          12,861
Allowance for doubtful accounts ................         (2,591)         (2,605)
                                                      ---------       ---------

                                                      $ 182,196       $ 136,858
                                                      =========       =========

Note 5 - Inventories:

                                                     June 30,       December 31,
                                                       2003             2002
                                                     --------       ------------
                                                            (In thousands)

Raw materials ............................           $ 34,641           $ 54,077
Work in process ..........................             16,980             15,936
Finished products ........................            114,731            109,203
Supplies .................................             33,408             30,666
                                                     --------           --------

                                                     $199,760           $209,882
                                                     ========           ========


Note 6 - Marketable equity securities:

                                                             June 30,    December 31,
                                                              2003           2002
                                                             --------    ------------
                                                                 (In thousands)

Available-for-sale marketable equity securities:
    Valhi ..............................................     $45,302     $ 9,845
    Tremont Group ......................................        --        30,634
    Tremont ............................................        --           243
    Other ..............................................         129         179
                                                             -------     -------

        Aggregate fair value ...........................     $45,431     $40,901
                                                             =======     =======

        In February 2003 Valhi completed a series of merger transactions pursuant to which, among other things, Tremont Group, Inc. ("Tremont Group") and Tremont Corporation ("Tremont") both became wholly owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to the Company in return for the Company's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to all Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders. The Company received approximately 27,770 shares of Valhi common stock in the second transaction. The number of shares of Valhi common stock issued to the Company in exchange for the Company's 20% ownership interest in Tremont Group was equal to the Company's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the same 3.4 exchange ratio. The Valhi common stock owned by the Company is subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144. The Company reported a pre-tax securities transaction gain of approximately $2.3 million in the first quarter of 2003 which represented the difference between the market value of the shares of Valhi received and the cost basis of the Tremont Group and Tremont shares exchanged. Following these transactions, the Company owned approximately 4.7 million shares of Valhi's outstanding common stock (approximately 4% of Valhi's outstanding shares). The Company will continue to account for its shares of Valhi common stock as available-for-sale marketable equity securities carried at fair value (based on quoted market prices). The shares of Valhi common stock cannot be voted by the Company under Delaware Corporation Law, but the Company does receive dividends from Valhi on these shares, when declared and paid. For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock.

Note 7 - Receivable from affiliates:

        In May 2001 a wholly owned subsidiary of the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS") loaned $20.0 million to the Harold C. Simmons Family Trust No. 2 (the "Family Trust"), one of the trusts described in Note 1, under a $25.0 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (4.0% at June 30, 2003), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At June 30, 2003, the outstanding loan balance was $16.0 million and $9.0 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at June 30, 2003, as the Company does not expect to demand repayment within one year.

Note 8 - Other noncurrent assets:

                                                          June 30,     December 31,
                                                            2003          2002
                                                          --------     ------------
                                                              (In thousands)

Deferred financing costs, net ....................        $10,446        $10,550
Goodwill .........................................          6,406          6,406
Unrecognized net pension obligations .............          6,439          5,561
Intangible asset, net ............................          2,075          2,230
Restricted cash equivalents ......................           --            1,344
Other ............................................          1,954          4,580
                                                          -------        -------

                                                          $27,320        $30,671
                                                          =======        =======

Note 9 - Accounts payable and accrued liabilities:

                                                         June 30,      December 31,
                                                           2003           2002
                                                         --------      ------------
                                                              (In thousands)

Accounts payable .................................       $ 76,365       $ 97,140
                                                         --------       --------
Accrued liabilities:
    Employee benefits ............................         32,513         34,349
    Interest .....................................            243            240
    Deferred income ..............................           --              333
    Other ........................................         41,428         35,512
                                                         --------       --------

                                                           74,184         70,434
                                                         --------       --------

                                                         $150,549       $167,574
                                                         ========       ========

Note 10 - Other noncurrent liabilities:

                                                         June 30,       December 31,
                                                           2003            2002
                                                         --------       ------------
                                                              (In thousands)

Insurance claims and expenses ..................         $ 6,621         $ 7,674
Employee benefits ..............................           4,399           4,025
Other ..........................................           2,934           2,361
                                                         -------         -------

                                                         $13,954         $14,060
                                                         =======         =======

Note 11 - Long-term debt:

                                                           June 30,   December 31,
                                                             2003        2002
                                                           --------   ------------
                                                               (In thousands)

8.875% Senior Secured Notes,(euro)285 million
  principal amount ...................................     $325,784     $296,942
Revolving credit facility ............................       34,293       27,077
Other ................................................        1,148        1,887
                                                           --------     --------
                                                            361,225      325,906

Less current maturities ..............................          781        1,298
                                                           --------     --------

                                                           $360,444     $324,608
                                                           ========     ========

        In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed) and in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid) under the revolving credit facility.

Note 12 - Income taxes:

        The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                              Six months ended
                                                                  June 30,
                                                           ---------------------
                                                             2003        2002
                                                           --------    --------
                                                              (In thousands)

Expected tax expense ...................................   $  7,463    $  9,737
Non-U.S. tax rates .....................................       (385)       (708)
Incremental tax on income of companies not included
  in NL's consolidated U.S. federal income tax return ..         71         202
Refund of prior-year German taxes ......................    (24,564)       --
Valuation allowance ....................................       (386)     (3,027)
U.S. state income taxes ................................        407          61
Other, net .............................................        293         753
                                                           --------    --------

        Income tax (benefit) expense ...................   $(17,101)   $  7,018
                                                           ========    ========

        Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

        The Company's and EMS' 1998 U.S. federal income tax returns are being examined by the U.S. Internal Revenue Service ("IRS") and the Company and EMS have each granted extensions of the statute of limitations for assessment of tax with respect to their 1998 and 1999 income tax returns until September 30, 2004. Based upon the course of the examination, the Company anticipated that the IRS would propose a substantial tax deficiency, including penalties and interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, the Company applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 the Company received notification from the IRS that it had been accepted into the settlement initiative. Under the initiative, no penalties will be assessed and final settlement with the IRS is to be reached through negotiation and, if necessary, through a specified arbitration procedure. The Company anticipates that settlement of the matter will likely occur in 2004, resulting in payments of federal and state tax and interest ranging from $33 million to $45 million. Additional payments in later years may be required as part of the settlement. The Company believes that it has provided adequate accruals to cover the currently expected range of settlement outcomes.


        The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.1 million ($11.6 million at June 30, 2003). The Company has filed protests to the assessments with respect to such years. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003 the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999. The anticipated assessment, including interest, is expected to approximate (euro)13.1 million ($15.0 million at June 30, 2003). The Company believes the proposed assessment related to 1999 is without merit and in April 2003 filed a written response in opposition to the notification of intent to assess.

        In 2002, the Company received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at June 30, 2003) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

        In the first quarter of 2003, Kronos was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in Kronos' favor concerning a claim for refund suit in which Kronos sought refunds of prior taxes paid during the periods 1990 through 1997. Kronos has filed certain amended German tax returns and expects to file additional amended German tax returns claiming such refunds for all years affected by the Court's decision, which is expected to result in an estimated refund of taxes and interest of approximately $40 million. Receipt of the German tax refunds is subject to satisfaction of various procedural requirements, including a review and acceptance of the amended German tax returns by the German tax authorities. Certain of these procedural requirements were satisfied in the second quarter of 2003 with respect to a portion of the refund claim, and in July 2003 the German tax authorities refunded Kronos a portion of the total anticipated refund. The portion received in July was (euro)21.5 million ($24.6 million using June 30, 2003 exchange rates). Kronos has reflected this tax refund in its second quarter 2003 results of operations. The Company expects to receive the remaining refunds over the next six to nine months, a portion of which may result in an additional income tax benefit.

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

        At June 30, 2003 the Company had the equivalent of approximately $470 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes they do not meet the "more-likely-than-not" recognition criteria. In 2002, the German federal government proposed certain changes to its income tax law, including certain changes that would have imposed limitations on the annual utilization of income tax loss carryforwards. Such proposal, if enacted, would have significantly affected the Company's 2003 and future income tax expense and cash tax payments. In April 2003 the German federal government passed a new tax law which does not contain the provision that would have restricted the utilization of tax loss carryforwards. Furthermore, the provisions contained in the new law are not expected to materially impact the Company's income tax expense or cash tax payments.

        At June 30, 2003, the Company had net deferred tax liabilities of $137 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $197 million at June 30, 2003, principally related to Germany, partially offsetting deferred tax assets which the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

Note 13 - Other income, net:

                                         Three months ended       Six months ended
                                              June 30,                June 30,
                                        --------------------    --------------------
                                          2003        2002        2003        2002
                                        --------    --------    --------    --------
                                                       (In thousands)

Securities earnings:
    Interest and dividends ..........   $    838    $  1,280    $  1,786    $  2,560
    Securities gains (losses), net
      (see Note 6) ..................        218         (12)      2,452         (12)
                                        --------    --------    --------    --------
                                           1,056       1,268       4,238       2,548

Currency transactions, net ..........     (2,743)      4,222      (3,841)      4,820
Noncompete agreement income .........       --         1,000         333       2,000
Disposition of property and equipment      1,116         643       1,055         597
Trade interest income ...............        198         333         361         555
Litigation settlement gains, net ....        650         435         650       2,355
Other, net ..........................         63           5         211          26
                                        --------    --------    --------    --------

                                        $    340    $  7,906    $  3,007    $ 12,901
                                        ========    ========    ========    ========

        Included in currency transactions, net, in the second quarter of 2002 was a foreign currency transaction gain of $6.3 million related to the extinguishment of certain intercompany indebtedness with Kronos International, Inc. ("KII").

        The Company received a $20 million fee as part of the sale of Rheox in January 1998 in payment for entering into a five-year covenant not to compete in the rheological products business. The Company amortized the fee to income using the straight-line method over the five-year noncompete period beginning January 30, 1998. The agreement became fully amortized in January 2003.

        In all periods presented, the Company recognized litigation settlement gains with former insurance carrier groups to settle certain insurance coverage claims related to environmental remediation. No material settlements relating to litigation concerning environmental remediation coverage are expected to be received.

Note 14 - Commitments and contingencies:

  Environmental matters and litigation

        Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

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

        At June 30, 2003, the Company had accrued approximately $88 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $125 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the settlements discussed in Note 13.

        The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        At June 30, 2003, the Company had approximately $24 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by certain trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures. Restricted cash decreased approximately $28 million in the second quarter of 2003 primarily due to a $30.8 million payment related to the final settlement of the previously-reported Granite City, Illinois lead smelter site. The Company may have to pay up to an additional $.7 million related to this site upon completion of an EPA audit of certain response costs. No further material expenditures are expected to be made for this site.

  Lead pigment litigation

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

        The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; some are on appeal following dismissal or summary judgment rulings in favor of the defendants.

        The Company believes that these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend all actions vigorously. The Company has not accrued any amounts for the pending lead pigment litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn the precedent set by court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Considering the Company's previous involvement in the lead pigment and lead-based paint businesses, the Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future, asserting similar or different legal theories and seeking similar or different types of damages and relief .

  Other litigation

        The Company has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 380 of these cases involving a total of approximately 30,825 plaintiffs and their spouses remain pending, including the Rhines case described below. The Company has not accrued any amounts for this litigation. In addition, from time to time, the Company has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of the Company, including notices provided to insurers with which the Company has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from the Company.

        Rhines, et al. v. A.O. Smith, et al. (Circuit Court of Covington County, Mississippi, Civil Action No. 2002-191C). In June 2003, the Company was served with a complaint in this case brought on behalf of approximately 3,593 plaintiffs against approximately 265 defendants, alleging injury as a result of exposure to asbestos.

        The Company's Belgian subsidiary and various of its Belgian employees are the subject of an investigation by Belgian authorities relating to an accident resulting in two fatalities that occurred in its Langerbrugge, Belgium facility in October 2000. The investigation stage, which could ultimately result in civil and criminal sanctions against the Company, was completed in 2002. In May 2003 the Belgian authorities referred the proceedings against the Company's Belgian subsidiary and certain of its Belgian employees to the criminal court for trial. The matter has been set for trial in October 2003.

        The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        For descriptions of certain other legal proceedings, environmental, income tax and other commitments and contingencies related to the Company, reference is made to (i) the 2002 Annual Report, (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and (iii) Note 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

                             Three months ended     %       Six months ended         %
                                  June 30,        Change        June 30,           Change
                             ------------------   ------   -----------------       ------
                               2003       2002               2003     2002
                             --------   --------           -------- --------
                                    (In millions, except percentages and metric tons)

Net sales and operating
  income
    Net sales ...............   $266.6    $226.9   +17%    $519.6    $429.3           +21%
    Operating income ........   $ 35.5    $ 24.7   +44%    $ 69.8    $ 46.8           +49%
    Operating income margin
      percentage ............     13%       11%              13%       11%

TiO2 operating statistics
    Percent change in
      average selling price
      (in billing currencies)                       +7%                                +6%
    Sales volume (metric tons in
      thousands) ............    121.0     122.6    -1%     239.5     235.0            +2%
    Production volume
      (metric tons in
      thousands) ............    119.5     113.0    +6%     236.7     218.9            +8%

        Kronos' operating income in the second quarter of 2003 increased $10.8 million or 44% from the second quarter of 2002 primarily due to higher average selling prices and higher production volume, partially offset by higher operating costs, particularly energy costs. Compared with the first quarter of 2003, operating income in the second quarter of 2003 increased $1.2 million, or 3%.

        Operating income in the first half of 2003 increased 49% to $69.8 million, compared with $46.8 million in the first half of 2002 due to 6% higher average selling prices in billing currencies (which excludes the effects of foreign currency translation), 2% higher sales volume and 8% higher production volume, partially offset by higher operating costs, particularly energy costs.

        Kronos' average selling price in billing currencies during the second quarter of 2003 was 7% higher than the second quarter of 2002 with the greatest improvement being realized in the European and export markets. Compared with the first quarter of 2003, selling prices in billing currencies were flat. The average selling price in billing currencies in June 2003 was comparable to the average selling price in billing currencies for the second quarter of 2003. The Company expects higher average selling prices in billing currencies for full-year 2003 compared to full-year 2002. The Company discloses percentage changes in its average TiO2 selling prices in billing currencies so that such changes can be analyzed without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons. Generally, when the U.S. dollar strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' second-quarter 2003 average selling price in U.S. dollars was 19% higher than in the second quarter of 2002 and 2% higher than the first quarter of 2003. The average selling price expressed in U.S. dollars in June 2003 was 3% higher than the average selling price for the second quarter of 2003. Average selling prices expressed in U.S. dollars increased 18% in the first half of 2003 compared with the first half of 2002.

        Second quarter 2003 sales volume of 121,000 metric tons decreased 1% from the record second quarter of 2002 and increased 2% from the first quarter of 2003. Sales volume in the first half of 2003 was a Kronos record 239,500 metric tons. Kronos expects sales volume in the second half of 2003 to be lower than the first half of 2003. Kronos' sales volume for full year 2003 should be slightly higher than full year 2002.

        Second quarter 2003 production volume of 119,500 metric tons represented an all-time quarterly record for Kronos and was 6% higher than the second quarter of 2002 and was 2% higher than the first quarter of 2003 with operating rates at near full capacity in all periods presented. Production volume for the first half of 2003 was 236,700 metric tons and represented an all-time first half record. Kronos anticipates its production volume for full year 2003 will be higher than full year 2002. Finished goods inventory levels at the end of the second quarter decreased 2% from March 2003 levels and represented under two months of sales.

        The Company expects its TiO2 operating income in 2003 will be higher than 2002, primarily due to higher average TiO2 selling prices in billing currencies, slightly higher sales volume and higher production volume, partially offset by higher operating costs, particularly energy costs. Kronos' TiO2 production volume in 2003 is expected to be higher than Kronos' 2003 TiO2 sales volume with finished goods inventories rising modestly. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        Compared to the year-earlier periods, cost of sales as a percentage of net sales decreased in the second quarter and first half of 2003 primarily due to higher average selling prices in billing currencies and higher production volume, partially offset by higher energy costs. Excluding the effects of foreign currency translation, which increased the Company's expenses in the second quarter and first half of 2003 compared to year-earlier periods, the Company's selling, general and administrative expenses, excluding corporate expenses, in the second quarter and first half of 2003 were slightly higher than the second quarter and first half of 2002.

        A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a weaker U.S. dollar compared to the euro and Canadian dollar in the second quarter and first half of 2003 versus the year-earlier periods, increased the dollar value of sales by a net $27.7 million and $54.4 million, respectively, when compared to the year-earlier periods. Sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at the Company's non-U.S. subsidiaries. The effect of the weaker U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars increased operating costs in the second quarter and first half of 2003 compared to the year-earlier periods. In addition, Kronos revalued certain export trade receivables and certain monetary assets held by its subsidiaries whose functional currency is not the U.S. dollar and based on the weaker U.S. dollar reported a revaluation loss in the second quarter and first half of 2003. As a result, the net impact of currency exchange rate fluctuations decreased operating income by $.6 million and $2.4 million, respectively, in the second quarter and first half of 2003 when compared to the year-earlier periods.

  General corporate

        The following table sets forth certain information regarding general corporate income (expense).

                           Three months ended                Six months ended
                                June 30,        Difference       June 30,       Difference
                           ------------------   ----------  -----------------   ----------
                            2003       2002                  2003       2002
                           ------     ------                ------     ------
                                                  (In millions)


Securities earnings ...     $  1.0     $ 1.3      $  (.3)    $  4.3     $  2.6     $  1.7

Other income and
  litigation settlement
  gains, net ..........        1.8       1.4          .4        2.2        4.4       (2.2)
Currency transaction
  gains ...............       --         6.3        (6.3)     --           6.3       (6.3)
Corporate expense .....      (23.1)     (7.5)      (15.6)     (38.6)     (17.7)     (20.9)
Interest expense ......       (8.4)     (8.1)        (.3)     (16.4)     (14.6)      (1.8)
                            ------     ------     ------     ------     ------     ------

                            $(28.7)    $(6.6)     $(22.1)    $(48.5)    $(19.0)    $(29.5)
                            ======     ======     ======     ======     ======     ======

        Securities earnings for the first half of 2003 were higher than the first half of 2002 primarily due to a $2.3 million noncash securities transaction gain related to the exchange of the Company's holdings of Tremont Corporation common stock for shares of Valhi, Inc. common stock as a result of a series of merger transactions Valhi completed in February 2003. See Note 6 to the Consolidated Financial Statements. In addition, interest income was lower in the second quarter and the first half of 2003 as compared to the year earlier periods due to lower levels of available funds invested and lower average yields. The Company expects interest income to be lower for full-year 2003 than full-year 2002 due to lower average yields and lower average levels of funds available for investment.

        Other corporate income for the first half of 2002 included a $1.9 million litigation settlement gain with former insurance carrier groups and $2.0 million in fee income related to a covenant not to compete agreement involving a formerly owned business unit which became fully amortized in January 2003. See
Note 13 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

        Foreign currency transaction gains in the second quarter of 2002 related to the extinguishment of certain intercompany indebtedness with Kronos International, Inc. ("KII"). See Note 13 to the Consolidated Financial Statements.

        Corporate expense for the second quarter and first half of 2003 increased $15.6 million and $20.9 million, respectively, from comparable prior-year periods primarily due to higher environmental expenses related to remediation of formerly owned business units and higher legal expenses. Compared to the first quarter of 2003, corporate expense in the second quarter of 2003 increased $7.8 million primarily due to higher environmental expenses. Corporate expenses are expected to be higher for full-year 2003 as compared to full-year

2002 due to higher environmental expenses and slightly higher legal expenses associated with the defense of lead pigment litigation.

        Interest expense in the second quarter and first half of 2003 increased $.3 million and $1.8 million from the comparable prior-year periods, primarily due to higher levels of outstanding debt and associated currency effects, partially offset by lower interest rates. Interest expense in the second quarter of 2002 included $2.0 million related to the early extinguishment of the Company's 11.75% Senior Secured Notes. Assuming no significant change in interest rates, interest expense for full-year 2003 is expected to be higher than full-year 2002 due to higher levels of outstanding indebtedness, partially offset by lower average interest rates.

  Provision for income taxes

        The Company reduced its deferred income tax valuation allowance by $.4 million in the first half of 2003 and $3.0 million in the first half of 2002 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

  Other

        Minority interest in all presented periods primarily related to NL Environmental Services, Inc.

  Recently adopted accounting principles

        As described in Note 1 in the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2003 and 2002 are presented below.

                                                                 Six months ended
                                                                     June 30,
                                                               --------------------
                                                                2003         2002
                                                               -------      -------
                                                                   (In millions)

Net cash provided (used) by:
    Operating activities:
        Before changes in assets and liabilities .........     $  49.8      $  37.3
        Changes in assets and liabilities ................       (31.1)         (.8)
                                                               -------      -------
                                                                  18.7         36.5
    Investing activities .................................        (9.7)       (19.3)
    Financing activities .................................       (14.4)        39.7
                                                               -------      -------

      Net cash used by operating, investing, and
        financing activities .............................     $  (5.4)     $  56.9
                                                               =======      =======

  Operating activities

        The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flows from operations is the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Cash flow from operations, before changes in assets and liabilities, increased in the first six months of 2003 from the comparable period in 2002 primarily due to $22.9 million of higher operating income, $18.7 million of higher current income tax benefits, net (see Note 12 to the Consolidated Financial Statements), partially offset by $20.9 million of higher corporate expenses. Cash flow from operations, before changes in assets and liabilities, in the first half of 2002 included a $6.3 million foreign currency transaction gain related to the extinguishment of certain intercompany indebtedness with KII.

        Changes to the Company's assets and liabilities, excluding the effect of currency translation, in the first half of 2003 compared with the first half of 2002, were negatively affected primarily by $21.1 million of higher refundable income taxes and $8.9 million of lower insurance proceeds collected. Further, the net cash used to fund changes in the Company's inventories, accounts and notes receivable, accounts payable and accrued liabilities, and accrued environmental costs (excluding the effect of currency translation) in the first six months of 2003 was comparable to the first six months of 2002. Inventories and accounts payable were affected by certain non-cash accruals for certain titanium ore contracts of $4.9 million and $31.6 million at December 31, 2002 and 2001, respectively. These non-cash accruals were reversed as purchases of raw materials were received under the contracts in the first half of 2003 and 2002, respectively.

  Investing activities

        The Company's capital expenditures were $13.9 million and $12.1 million in the first half of 2003 and 2002, respectively. Capital expenditures in first half of 2002 included approximately $2.2 million related to reconstruction of the Company's Leverkusen, Germany sulfate plant damaged in the March 2001 fire.

        In May 2003 the Harold C. Simmons Family Trust No. 2 (the "Family Trust") repaid $2 million principal amount on the revolving credit agreement. See Note 7 to the Consolidated Financial Statements.

        In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million.

  Financing activities

        In March 2003 the Company borrowed (euro)15 million ($16.1 million when borrowed) and in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid) under the revolving credit facility.

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

        Deferred financing costs of $9.3 million for the KII 8.875% Senior Secured Notes and the European credit facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of June 30, 2002.

        In the second quarter of 2003, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.5 million. Dividends paid during the first half of 2003 totaled $.40 per share, or $19.1 million.

        In the first half of 2003 and the second quarter of 2002, the Company made no repurchases of common stock. During the first quarter of 2002, the Company purchased approximately 228,000 shares of its common stock in the open market at an aggregate cost of approximately $3.3 million. The Company is authorized to repurchase approximately 1.3 million additional shares at July 25, 2003. The shares may be purchased over an unspecified period of time and, depending on market conditions, applicable legal requirements, available cash and other factors, the share repurchase program may be suspended at any time and could be terminated prior to completion. The repurchased shares are to be held as treasury shares available for general corporate purposes.

  Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

        At June 30, 2003, the Company had cash and cash equivalents aggregating $55 million ($18 million held by non-U.S. subsidiaries) and an additional $38 million of restricted cash equivalents and restricted marketable debt securities held by the Company, of which $3 million was classified as a noncurrent asset. Restricted cash decreased approximately $28 million in the second quarter of 2003 primarily due to a $30.8 million payment related to the final settlement of the previously-reported Granite City, Illinois lead smelter site. The Company may have to pay up to an additional $.7 million related to this site upon completion of an EPA audit of certain response costs. No further material expenditures are expected to be made for this site. At June 30, 2003, certain of the Company's subsidiaries had $102 million available for borrowing with approximately $57 million available under non-U.S. credit facilities (including $55 million under the European Credit Facility) and approximately $45 million under the U.S. Credit Facility. At June 30, 2003, the Company had complied with all financial covenants governing its debt agreements.

  Income tax contingencies

        See Note 12 to the Consolidated Financial Statements.

  Lead pigment litigation, environmental matters and other litigation

        See Note 14 to the Consolidated  Financial  Statements and Part II, Item
1. "Legal Proceedings."

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

  Special note regarding forward-looking statements

        The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties, including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of pending or possible future lead pigment litigation and legislative developments related to the lead pigment litigation, the outcome of other litigation and tax controversies, and other risks and uncertainties included in this Quarterly Report and in the 2002 Annual Report, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of the Company's market risks, refer to the caption "Quantitative and Qualitative Disclosures About Market Risk" in the 2002 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the quarter ended June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Robert D. Hardy, the Company's Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

        The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP)", and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company,
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

           Reference is made to Note 14 to the Consolidated Financial Statements, and for descriptions of certain previously reported legal proceedings, reference is made to the 2002 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

        County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). In July 2003, the trial court granted defendants' motion to dismiss all remaining claims in this previously-described case. The time for appeal has not yet run.

        State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In June 2003, the court set April 5, 2004 as the date for the retrial of Phase I of this previously-described case.

        Lewis et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In June 2003, the appellate court affirmed the dismissal of five of the six counts of plaintiffs' complaint in this previously-described case, but reversed the dismissal of the conspiracy count. The time for appeal has not yet run.

        Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). In June 2003, plaintiffs and defendants jointly moved the court to vacate the previously-described October 2003 trial date.

        Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). In June 2003, the Court set a trial date of September 13, 2004 in this previously-described case.

        Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In June 2003, plaintiff appealed the trial court's grant of summary judgment for defendants in this previously-described case.

        City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division
1). In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim in this previously-described case. Defendants' renewed motion to dismiss and motion for summary judgment are pending. Plaintiffs have moved the Court to set an October 2003 trial date.

        City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV0030066). In May 2003, the court vacated the previously-described October 2003 trial date. No new trial date has been set. Defendants' motion for summary judgment is pending.

        Justice et al. v Sherwin-Williams, et al. (Superior Court of California, County of San Francisco, No. 314686). This previously-described case has been voluntarily dismissed without prejudice by plaintiffs.

        Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs' motion for class certification is pending in this previously-described case.

        The Company expects that additional lead pigment litigation and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

        Herd v. ASARCO, et al. (Case No. CJ-2001-443), Reeves v. ASARCO, et al. (Case No. CJ-02-8), Carr v. ASARCO, et al. (Case No. CJ-02-59), Edens v. ASARCO et al. (Case No. CJ-02-245, and Koger v. ASARCO et al. (Case No. CJ-02-284). In May 2003, the Company was voluntarily dismissed with prejudice by plaintiffs from these previously-described cases.

        Cole, et al. v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)). In June 2003, the Company was served with a complaint in this purported class action on behalf of two classes of persons living in the Picher/Cardin, Oklahoma, area: (1) a medical monitoring class of persons who have lived in the area since 1994; and
(2) a property owner class of residential, commercial and government property owners. Plaintiffs are nine individuals and, in their official capacities, the Mayor of Picher and the Chairman of the Picher/Cardin School Board. Plaintiffs allege causes of action in trespass and nuisance and seek a medical monitoring program, a relocation program, property damages, and punitive damages.

        Crawford, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-304); Barr, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-305); Brewer, et al.
v. ASARCO Incorporated, et al. (Case No. CJ-03-306); Kloer, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-307); Rhoten, et al. v. Asarco Incorporated, et al. (Case No. CJ-03-308) (all in the District Court in and for Ottawa County, State of Oklahoma). In July 2003, the Company was served with complaints in these five cases asserting personal injuries due to exposure to lead from mining waste on behalf of, respectively, two, four, two, three, and four children. Each complaint alleges causes of action in negligence, strict liability, nuisance, and attractive nuisance; and each seeks $20 million in compensatory and $20 million in punitive damages. The Company intends to answer each complaint denying all liability and to defend itself vigorously.

        United States of America v. NL Industries, Inc., et al., (United States District Court for the Southern District of Illinois, Civ. No. 91-CV 00578). In May 2003, the court entered the previously-described consent decree between the United States and the Company. Pursuant to the consent decree, the Company in June 2003 paid $30.8 million to the United States, and will pay up to an additional $.7 million upon completion of an EPA audit of certain response costs.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 20, 2003. All the nominees for director were elected with the voting results for each as follows:

         Director                           Shares For        Shares Withheld
---------------------------                 ----------        ---------------

Mr. J. Landis Martin                        46,641,822           190,018
Mr. George E. Poston                        46,425,918           405,922
Mr. Glenn R. Simmons                        46,641,816           190,024
Mr. Harold C. Simmons                       46,640,586           191,254
General Thomas P. Stafford                  46,660,008           171,832
Dr. R. Gerald Turner                        46,653,138           178,702
Mr. Steven L. Watson                        45,118,497         1,713,343


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

                      10.1 - Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2003.

                      10.2 - Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 2003.

                      99.1     - Certification.

                      99.2     - Certification.

                      99.3     - Certification.

              (b)     Reports on Form 8-K

                      Reports on Form 8-K for the quarter ended June 30, 2003 through the date of this report:

                      July 14, 2003 - Reported Items 7 and 9.

                      July 25, 2003 - Reported Items 7 and 9.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               NL INDUSTRIES, INC.
                                 -----------------------------------------------
                                                 (Registrant)



Date:  July 25, 2003             By /s/ Robert D. Hardy
--------------------                --------------------------------------------
                                    Robert D. Hardy
                                      Principal Financial and Accounting Officer