Form 10-K/A
period 2002-12-31
NL INDUSTRIES INC
filed 2003-10-31
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-2


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640
                                                 -----

                               NL INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

            New Jersey                                   13-5267260
----------------------------------------            --------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                        Identification No.)


  5430 LBJ Freeway, Suite 1700   Dallas, Texas           75240-2697
--------------------------------------------------  --------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:    (281)  423-3300
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
           Title of each class                            which registered
------------------------------------------          ---------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X    No
                                        ---      ---

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

     This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2002 of NL Industries, Inc. is filed to revise certain disclosures, and reclassify the Company's Consolidated Statement of Income, as requested by the Securities and Exchange Commission. There was no impact on net income as a result of the reclassification of the Consolidated Statement of Income. The revised disclosures are contained primarily in "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the Company's Consolidated Financial Statements. This Amendment is being filed solely to provide the information referenced above. For the convenience of the reader, the Company is re-filing the entire Annual Report as clarified. No other modifications have been made to the Annual Report except as described above.



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

                                     PART I

ITEM 1.   BUSINESS

General


     NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its operations through its principal wholly owned subsidiary, Kronos Worldwide, Inc (formerly known as Kronos, Inc.). The Company is the world's fifth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 2002. Approximately one-half of the Company's 2002 sales volume was in Europe, where the Company is the second largest producer of TiO2. NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company."


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


     Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in Western industrialized nations, can significantly impact the Company's earnings and operating cash flows. The Company's average TiO2 selling price on a billing currency basis increased from the preceding quarter during the third and fourth quarters of 2002, reversing the downward trend in prices that began in the first quarter of 2001 and continued through the first quarter of 2002. Industry-wide demand for TiO2 strengthened throughout 2002, with full year demand estimated as 9% higher than the previous year. This is believed to have been the result of economic growth and restocking of customer inventory levels. Volume demand in 2003 is expected to increase moderately over 2002 levels.

     The Company has an estimated 18% share of European TiO2 sales volume and an estimated 14% share of North American TiO2 sales volume. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these regions develop to the point that quality-of-life products, including TiO2, are in greater demand. The Company believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe. Geographic segment information is contained in Note 4 to the Consolidated Financial Statements.

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


     The Company currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. The Company's major customers include domestic and international paint, plastics and paper manufacturers.

     The Company is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. The Company's manufacturing facilities are located in Germany, Canada, Belgium and Norway and the Company owns a one-half interest in a TiO2 manufacturing joint venture located in Louisiana, U.S.A. The Company has sales and marketing activities in over 100 countries worldwide. The Company and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, the Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of the Company's 2002 TiO2 sales were to Europe, with 39% to North America and the balance to export markets.



     The Company is also engaged in the mining and sale of ilmenite ore (a raw material used as a feedstock by sulfate-process TiO2 plants) pursuant to a governmental concession with an unlimited term that allows the Company to operate an ilmenite mine in Norway. The ore body, owned by the Norwegian government, has estimated ilmenite reserves that are expected to last at least 20 years. The Company is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). The Company's water treatment chemicals (marketed under the name Ecochem) are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.


Manufacturing process and raw materials


     TiO2 is manufactured by the Company using both the chloride process and the sulfate process. Approximately 72% of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is `finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.


     Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2002, chloride-process production facilities represented approximately 62% of industry capacity.


     The Company produced a Company record 442,000 metric tons of TiO2 in 2002, compared to 412,000 metric tons produced in 2001 and 441,000 metric tons in 2000. The Company's average production capacity utilization rate in 2002 was 96%, up from 91% in 2001. Capacity utilization rates in 2001 were down due in part to lost sulfate production volume resulting from the Leverkusen fire. The Company believes its current annual attainable production capacity is approximately 470,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). The Company expects its production capacity will be increased by approximately 10,000 metric tons primarily at its chloride facilities, with moderate capital expenditures, bringing Kronos' capacity to approximately 480,000 metric tons during 2005.


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


     The Company purchases slag refined from ilmenite sand from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), a 51%-owned subsidiary of Rio Tinto plc (U.K.), under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2004. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and beach sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its European sulfate-process pigment plants in 2002. For its Canadian sulfate-process plant, the Company also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (Canada), a wholly owned subsidiary of Rio Tinto Iron & Titanium, Inc., under a long-term supply contract that expires at the end of 2006.

     The Company believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock. Should the Company's vendors not be able to meet their contractual obligations or should the Company be otherwise unable to obtain necessary raw materials, the Company may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on the Company's financial position, results of operations or liquidity.



     The following table presents certain information regarding the amounts of TiO2 raw materials procured or mined during 2002.

------------------------------------------------------ -------------------------
         Production Process/Raw Material                Quantity (`000 Metric
                                                              Tons)- 2002
------------------------------------------------------ -------------------------

------------------------------------------------------ -------------------------
Chloride process plants:
------------------------------------------------------ -------------------------
  Purchased slag refined from ilmenite beach sands(1)             199
------------------------------------------------------ -------------------------
  Purchased natural rutile ore(2)                                  70
------------------------------------------------------ -------------------------

------------------------------------------------------ -------------------------
Sulfate process plants:
------------------------------------------------------ -------------------------
  Purchased slag refined from rock and beach sand
   ilmenite(3)                                                     29
------------------------------------------------------ -------------------------
  Mined raw ilmenite ore consumed internally(4)                   297
------------------------------------------------------ -------------------------

------------------------------------------------------ -------------------------
Mined raw ilmenite ore sold to third parties(4)                   536
------------------------------------------------------ -------------------------


(1)  Purchased  primarily  from  Richards  Bay Iron and  Titanium  (Proprietary)
     Limited.

(2)  Purchased primarily from Iluka Resources, Limited.

(3)  Purchased primarily from Q.I.T. Fer et Titane Inc.

(4) Obtained from the rock ilmenite mine in Norway operated by Kronos. The TiO2 content of raw ilmenite ore is substantially lower than the TiO2 content of purchased slag and natural rutile ore. Accordingly, the tonnage of raw ilmenite ore mined is not directly comparable to the tonnage of purchased slag or natural rutile ore.


TiO2 manufacturing joint venture


     Subsidiaries of the Company and Huntsman International Holdings LLC ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by the Company and Huntsman (the "Partners") pursuant to separate offtake agreements.


     A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.


     The manufacturing joint venture operates on a break-even basis and, accordingly, the Company reports no equity in earnings of the joint venture. the Company's cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. The Company's share of net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold. See Note 10 to the Consolidated Financial Statements.


Competition


     The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2002 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and the Company believes that it is the leading seller of TiO2 in several countries, including Germany and Canada.

     The Company's principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. Kronos' five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 5%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is the Company's principal North American competitor.


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

Foreign Operations


     The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating approximately $372 million at December 31, 2002. Net property and equipment in the U.S., including 50% of the property and equipment of LPC, was approximately $124 million at December 31, 2002. The Company's European operations include production facilities in Germany, Belgium and Norway. Approximately $603 million of the Company's 2002 consolidated sales were to non-U.S. customers, including $93 million to customers in areas other than Europe and Canada. Sales to customers in the U.S. aggregated $272 million in 2002. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."


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


Customer Base and Annual Seasonality


     The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's largest ten customers accounted for approximately 25% of net sales in 2002. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

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

ITEM 2. PROPERTIES


     The Company currently operates five TiO2 plants in Europe (two in Leverkusen, Germany; one in Nordenham, Germany; one in Langerbrugge, Belgium; and one in Fredrikstad, Norway). In North America, the Company has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a TiO2 plant in Lake Charles, Louisiana. The Company operates an ilmenite ore mine in Hauge i Dalane, Norway pursuant to a governmental concession and also owns a TiO2 slurry plant in Lake Charles, Louisiana. See Note 13 to the Consolidated Financial Statements.

     The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease has certain restrictions regarding Kronos' ability to transfer ownership or use of the Leverkusen facility.



     The Company owns all of its principal production facilities described above, except for the land under the Leverkusen and Fredrikstad facilities and the ilmenite ore mine. The Company has a governmental concession with an unlimited term to operate the ilmenite mine in Norway.


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

Environmental matters and litigation


     The Company has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable. See Note 23 to the Consolidated Financial Statements.


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



     The exact time frame over which the Company makes payments with respect to its accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process which in part depends on factors outside the control of the Company. At each balance sheet date, the Company makes an estimate of the amount of its accrued environmental costs which will be paid out over the subsequent 12 months, and the Company classifies such amount as a current liability. The remainder of the accrued environmental costs are classified as a noncurrent liability.

     At December 31, 2002, there are approximately 15 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.


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

                                                                        High             Low           Dividends
                                                                                                        Declared
                                                                    --------------  ---------------  ---------------
Year ended December 31, 2002:
    First quarter                                                   $      17.47    $       13.01    $        .20
    Second quarter                                                         18.80            14.84             .20
    Third quarter                                                          16.10            13.07             .20
    Fourth quarter                                                         18.83            13.80            2.70

Year ended December 31, 2001:
    First quarter                                                   $      24.31    $       16.25    $        .20
    Second quarter                                                         18.00            11.60             .20
    Third quarter                                                          16.75            13.80             .20
    Fourth quarter                                                         15.70            12.04             .20

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


                                                                          Years ended December,
                                                  ----------------------------------------------------------------------
                                                      2002         2001         2000           1999           1998
                                                  ------------- ------------ ------------  ------------- ---------------
                                                                 (In millions, except per share amounts)

INCOME STATEMENT DATA:
Net sales                                           $  875.2      $   835.1   $    922.3     $   908.4   $       894.7
Income from continuing operations                       36.8          121.4        154.6         159.8            80.5
Net income                                              36.8          121.4        154.6         159.8           366.7

Earnings per share:
    Basic:
        Income from continuing operations         $      .76    $     2.44   $      3.07   $     3.09    $        1.56
        Net income                                       .76          2.44          3.07         3.09             7.13
    Diluted:
        Income from continuing operations         $      .76    $     2.44   $      3.05   $     3.08    $        1.55
        Net income                                       .76          2.44          3.05         3.08             7.05

Cash dividends per share                           $    3.30    $      .80   $       .65    $      .14   $         .09

BALANCE SHEET DATA at year end:
Cash, cash equivalents, current and
  noncurrent restricted cash equivalents and
  current and noncurrent restricted marketable
  debt securities                                   $  130.4      $   199.0   $    207.6     $   151.8   $       163.1
Current assets                                         486.3          561.8        554.9         506.4           546.8
Total assets                                         1,111.5        1,151.1      1,120.8       1,056.2         1,155.6
Current liabilities                                    238.0          299.1        298.0         264.8           310.7
Long-term debt including current maturities            325.9          196.5        196.1         244.5           357.6
Shareholders' equity                                   265.3          386.9        344.5         271.1           152.3

CASH FLOW DATA:
Operating activities                               $    98.3      $   129.7   $    139.7     $   108.3   $         45.1
Investing activities                                   (27.2)         (57.2)       (56.2)        (38.4)          417.3
Financing activities                                  (132.5)         (75.5)       (95.7)        (88.0)         (396.2)
Operating, investing and financing activities          (61.4)          (3.0)       (12.2)        (18.1)           66.2

                                                                        Years ended December,
                                                  ------------------------------------------------------------------
                                                  ------------------------------------------------------------------
                                                      2002         2001         2000         1999          1998
                                                  ------------- ----------- ------------- ------------ -------------
                                                               (In millions, except per share amounts)





TiO2 OPERATING STATISTICS:
    Average selling price
      index (1983=100)                                   142           156          161          153          154
    Sales volumes*                                       455           402          436          427          408
    Production volume*                                   442           412          441          411          434
    Production capacity at beginning of year*            455           450          440          440          420
    Production rate as a percentage of
      capacity                                           96%          91%          Full         93%          Full

*  Metric tons in thousands





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

RESULTS OF OPERATIONS

  General


     The Company's operations are conducted by Kronos in the TiO2 business. As discussed below, average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) were generally increasing during most of 2000, were generally decreasing during all of 2001 and the first quarter of 2002, were flat during the second quarter of 2002 and were generally increasing during the third and fourth quarters of 2002.


     Many factors influence TiO2 pricing levels, including (i) competitor actions, (ii) industry capacity, (iii) worldwide demand growth, (iv) customer inventory levels and purchasing decisions and (v) relative changes in foreign currency exchange rates. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Industry" and "- Competition."




                                                        Years ended December 31,                  % Change
                                                 ---------------------------------------- --------------------------
                                                     2002         2001          2000       2002-01      2001-00
                                                 ------------ ------------  ------------- ------------ -------------
                                                    (In millions)

Net sales                                             $875.2       $835.1        $922.3            +5%           -9%
Cost of sales                                          671.8        578.1         610.4           +16%           -5%
                                                      ------       ------        ------
  Gross margin                                         203.4        257.0         311.9           -21%          -18%

Selling, general and administrative expense            107.7         98.7         107.5            +9%           -8%
Insurance recoveries, net                                  -          7.2           -
Currency transaction gains (losses), net                (.5)          1.2           6.5
Litigation settlement gains, net                         5.2         11.7          69.5
Noncompete agreement income                              4.0          4.0           4.0
Corporate expense                                     (37.9)        (25.8)        (29.6)
Other operating income (expense), net                   (.3)           .7           (.6)
                                                     ------        ------         -----

    Income from operations                             $66.2       $157.3        $254.2           -58%          -38%
                                                     =======      =======        ======

TiO2 operating statistics

    Percent change in average selling prices:
        Using actual foreign currency
           exchange rates                                                                        -7%         -5%
        Impact of changes in foreign currency
           exchange rates                                                                        -2%         +2%
                                                                                                ----         ---
        In billing currencies                                                                    -9%         -3%
                                                                                                ====         ===
    Sales volume (metric tons in thousands)           455           402            436           +13%         -8%
    Production volume (metric tons in
      thousands)                                      442           412            441            +7%         -6%
    Production rate as a percent of capacity           96%           91%          Full


     The Company's sales increased $40.1 million (5%) in 2002 compared to 2001 due primarily to higher TiO2 sales volumes, offset by lower average TiO2 selling prices. The Company's record TiO2 sales volumes in 2002 were 13% higher compared to 2001 primarily due to higher volumes in European and North American markets of 14% and 17%, respectively. By volume, approximately one-half of the Company's 2002 TiO2 sales volumes were attributable to markets in Europe, with 39% attributable to North America and the balance to export markets. The lower TiO2 sales volumes in 2001 were due in part to the effect of a fire at the Company's Leverkusen, Germany facility in March 2001 that disrupted operations discussed in Note 20 to the Consolidated Financial Statements.

     The Company's cost of sales increased $93.8 million (16%) in 2002 compared to 2001 due to the higher sales volume partially offset by lower unit costs, which resulted primarily from the higher production levels. The effects of lower TiO2 sales and production volumes in 2001 were partially offset by receipt of the business interruption proceeds discussed above. The Company's cost of sales, as a percentage of net sales, increased from 69% in 2001 to 77% in 2002 primarily due to the impact on net sales of the lower average selling prices partially offset by lower unit costs.

     The Company's gross margin declined $53.6 million (21%) in 2002 compared to 2001 as the effect of lower average TiO2 selling prices (which decreased gross margin by $81.4 million) more than offset the effect of higher TiO2 sales and production volumes (which combined increased gross margin by $46.7 million). The effect of the higher sales and production volumes was offset in part by the $27.3 million of business interruption proceeds received in 2001, as discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2002 was 9% lower than 2001, with prices lower in all major regions. While the Company's average TiO2 selling prices had generally been declining during all of 2001 and the first quarter of 2002, and were flat during the second quarter of 2002, average TiO2 selling prices increased during the third and fourth quarters of 2002. the Company's average TiO2 selling prices in the fourth quarter of 2002 were 2% higher compared to the third quarter of the year, with increases in all major markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2002 decreased 7% compared to 2001.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos average TiO2 selling price in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 7% decrease in the Company's average TiO2 selling prices during 2002 as compared to 2001 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 9% percentage decrease in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. As discussed above, the Company discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods ( the GAAP measure), (ii) the percentage change in Kronos average TiO2 selling price in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's average selling prices in the fourth quarter of 2002 were higher than the third quarter of the year, with increases in all major markets. Selling prices have continued to trend upward in the first quarter of 2003 and the Company expects higher average selling prices for full-year 2003 compared to full-year 2002.

     The Company's record TiO2 production volume in 2002 was 7% higher than 2001. Kronos' operating rates in 2001 were lower as compared to 2002 primarily due to lost production resulting from the Leverkusen fire.

     The Company's income from operations in 2001 includes $27.3 million of business interruption insurance proceeds as payment for losses (unallocated period costs and lost margin) caused by the Leverkusen fire. The effects of the lower TiO2 sales and production volumes were offset in part by the business interruption insurance proceeds. Of such $27.3 million of business interruption insurance proceeds, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production, and the remaining $7.2 million, presenting recovery of lost margin, is included in income from operations (as shown on the table above). The business interruption insurance proceeds distorted the income from operations margin percentage in 2001 as there are no sales associated with the $7.2 million of lost margin recognized. See Note 20 to the Consolidated Financial Statements.

     The Company also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra expenses related to the Leverkusen fire, resulting in an insurance gain of $17.5 million, as the insurance recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred. Such insurance gain is not reported as a component of income from operations but is included in other income and expense, as discussed below. The Company does not expect to recognize any additional insurance recoveries related to the Leverkusen fire. See Note 20 to the Consolidated Financial Statements.

     The Company's selling, general and administrative expenses ("SG&A expenses") increased $9.0 million (9%) in 2002 as compared to 2001 primarily due to higher distribution expenses ($600,000) associated with the higher sales volume in 2002 and higher administrative expenses of $5.8 million, as well as the impact of relative changes in foreign currency exchange rates, which increased Kronos' expenses in 2002 compared to 2001. SG&A expenses were approximately 12% of sales in both 2001 and 2002.

     The Company's sales decreased $87.2 million (9%) in 2001 compared to 2000 due primarily to lower TiO2 sales volumes and lower TiO2 average selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices (in billing currencies) during 2001 were 3% lower compared to 2000, with prices lower in all major regions. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, The Company's average TiO2 selling prices in 2001 decreased 5% compared to 2000. The difference between the 5% decrease in the Company's average TiO2 selling prices during 2001 as compared to 2000 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 3% decrease in Kronos' average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. As discussed above, the Company discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods ( the GAAP measure), (ii) the percentage change in the Company average TiO2 selling price in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volumes in 2001 were 8% lower than the prior record sales volumes of 2000, primarily due to lower volumes in North America and Europe of 6% and 13%, respectively.

     The Company's cost of sales decreased $32.4 million (5%) in 2001 compared to 2000 primarily due to the lower sales volume, partially offset by higher unit costs, which resulted primarily from lower production levels. The Company's cost of sales, as a percentage of net sales, increased from 66% in 2000 to 69% in 2001 primarily due to the impact on net sales of the lower average selling prices and higher unit costs, partially offset by business interruption insurance recoveries.

     The Company's gross margin in 2001 decreased $54.9 million (18%) compared to 2000 due primarily to the lower TiO2 sales volumes and average selling prices as well as lower TiO2 production volume. The Company's TiO2 production volume was 6% lower in 2001 compared to the prior record production volume in 2000. The lower production volume in 2001 was due primarily to the effects of the Leverkusen fire. The lower average TiO2 selling prices decreased gross margin by $19.2 million in 2001 compared to 2000, while the lower TiO2 sales and production volumes decreased gross margin by $22.3 million and $21.8 million, respectively. The effect of the lower sales and production volumes was offset in part by the $27.3 million of business interruption proceeds received in 2001, as discussed above.

     The Company's SG&A expenses decreased by $8.9 million (8%) in 2001 compared to 2000 due to lower selling expenses ($3.2 million) associated with the lower 2001 sales volume and lower administrative expenses of $3.7 million, as well as the effect of relative changes in foreign currency exchange rates, which decreased Kronos' expenses in 2001 as compared to 2000. SG&A expenses were approximately 12% of sales in both 2000 and 2001.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact the Company's earnings and operating cash flows. The average TiO2 selling price index (using 1983 = 100) of 142 in 2002 was 9% lower than the 2001 index of 156 (2001 was 3% lower than the 2000 index of 161). In comparison, the 2002 index was 19% below the 1990 price index of 176 and 9% higher than the 1993 price index of 130. Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions.

     The Company's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. The Company expects its TiO2 production capacity will increase by about 10,000 metric tons (primarily at its chloride-process facilities), with moderate capital expenditures, to increase its aggregate production capacity to about 480,000 metric tons during 2005.



     As discussed above, the Company has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in 2002 by a net $21 million compared to 2001, and decreased the Company's sales by a net $19 million in 2001 compared to 2000. Overall, the net impact of currency exchange rate fluctuations decreased the Company's gross margin by $1.6 million in 2002 compared to 2001, and decreased the Company's gross margin by $8.2 million in 2001 compared to 2000.

     Litigation settlement gains of $5.2 million, $11.7 million and $69.5 million in 2002, 2001 and 2000, respectively, related principally to settlements with former insurance carrier groups. No further material settlements relating to litigation concerning environmental remediation coverage are expected. See
Note 19 to the Consolidated Financial Statements. The Company recognized $4.0 million in each of 2002, 2001, 2000 of income related to the straight-line, five-year amortization of $20 million of proceeds received in conjunction with the 1998 sale of its specialty chemicals business attributable to a five-year agreement by the Company not to compete in the rheological products business. The agreement became fully amortized in January 2003 with 2003 income totaling $.3 million.

     Corporate expenses in 2002 increased $12.1 million from 2001, primarily as a result of higher legal expenses related to lead paint defense costs and the stock option compensation expense discussed below. Corporate expenses are expected to be higher in 2003 as compared to 2002 due to higher expected legal expenses associated with the defense of lead pigment litigation, including two trials scheduled for 2003.

     During the fourth quarter of 2002, and following the Company's cash settlement of options to purchase NL common stock held by certain individuals, the Company commenced accounting for its stock options using the variable accounting method because the Company could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). See Notes 2 and 22 to the Consolidated Financial Statements. The Company recognized $3.2 million of compensation expense in the fourth quarter of 2002 related to its stock options (including those options which were cash settled during the quarter), of which $1.6 million was charged to income from operations and $1.6 million was charged to other expenses. Subsequent increases or decreases in the price of the Company's stock will result in an adjustment to the previously accrued compensation expense until all stock options are exercised, cancelled or forfeited.

     The Company expects TiO2 industry demand in 2003 to increase slightly over 2002 levels. The Company's TiO2 production volume in 2003 is expected to approximate the Company's 2003 TiO2 sales volume. In December 2002 and January 2003, the Company announced additional price increases in Europe and North America which averaged 8% in Europe and 7% in North America. The Company is hopeful that it will realize prices increases, but the extent to which Kronos can realize price increases during 2003 will depend on improving market conditions and global economic recovery, which may be negatively impacted by the potential for international conflict. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.





Other Income (Expense)

     The following table sets forth certain information regarding other income and expense items .


                                                        Years ended December 31,                   Change
                                                 --------------------------------------- ---------------------------
                                                 --------------------------------------- ---------------------------
                                                    2002         2001          2000        2002-01       2001-00
                                                 ------------ ------------  ------------ ------------- -------------
                                                                           (In millions)


Trade interest  income                            $     1.7  $      2.3     $      2.3    $      (.6)  $       -
Other interest income                                   5.7         8.9            8.3          (3.2)         .6
Securities transactions, net                            (.1)       (1.1)           2.5           1.0        (3.6)
Currency transaction gains                              6.3         -              -             6.3         -
Insurance recoveries, net                               -          17.5            -           (17.5)       17.5
Interest expense                                      (29.8)      (27.6)         (32.4)         (2.2)        4.8
                                                 ------------ ------------  ------------ ------------- -------------

                                                 $    (16.2)  $   -  ()     $    (19.3)   $    (16.2)    $  19.3
                                                 ============ ============  ============ ============= =============


     Interest income, including noncash interest income on restricted cash balances and restricted marketable debt securities, fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest and dividend income declined $3.8 million in 2002 compared with 2001 primarily due to lower average yields on invested funds. Average funds invested in 2001 and 2000 were higher compared with the respective prior year primarily due to the increase in restricted cash related to litigation settlement proceeds received in January 2001 and July 2000. See Note 19 to the Consolidated Financial Statements. The Company expects interest income will be lower in 2003 than 2002 due to lower average yields and lower average levels of funds available for investment.


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


     The insurance recoveries, net of $17.5 million in 2001 related to insurance proceeds received from property damage resulting from the Leverkusen fire, as the insurance proceeds received exceeded the carrying value of the property destroyed and cleanup costs incurred. See Note 20 to the Consolidated Financial Statements.




     Interest expense in 2002 increased $2.2 million compared with the prior year primarily due to $2.0 million of additional second-quarter 2002 interest expense related to the early extinguishment of the Company's 11.75% Senior Secured Notes. See Note 13 to the Consolidated Financial Statements. Excluding this item, interest expense in 2002 was comparable to 2001. Interest expense in 2001 declined $4.8 million compared to 2000 due to reduced levels of its outstanding 11.75% Senior Secured Notes and lower euro-denominated debt. Assuming no significant change in interest rates, interest expense in 2003 is expected to be higher compared with 2002 due to higher levels of outstanding indebtedness, partially offset by lower average interest rates.

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


                                                                                 Years ended December 31,
                                                                        --------------------------------------------
                                                                        -------------- -------------- --------------
                                                                              2002          2001          2000
                                                                        -------------- -------------- --------------
                                                                                       (In millions)



                                                                        -------------- -------------- --------------
                                                                        -------------- -------------- --------------
    Operating activities                                                  $    98.3      $  129.7        $  139.7
    Investing activities                                                      (27.2)        (57.2)          (56.2)
    Financing activities                                                     (132.5)        (75.5)          (95.7)
                                                                        -------------- -------------- --------------
                                                                        -------------- -------------- --------------

Net cash used by operating, investing and financing activities           $    (61.4)   $      (3.0)     $   (12.2)
                                                                        ============== ============== ==============


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

     Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period. In addition, accruals for environmental remediation costs may be recognized in one period but paid out over several future periods.

     Cash flows from operating activities decreased from $129.7 million in 2001 to $98.3 million in 2002. This $31.4 million decrease was due primarily to the net effect of (i) lower net income of $84.6 million, (ii) higher depreciation expense of $3.6 million, (iii) legal settlement gains of $10.3 million in 2001 as compared to nil in 2002, (iv) insurance recoveries, net of $17.5 million in 2001 as compared to nil in 2002, (v) lower distributions from the manufacturing joint venture of $3.4 million in 2002 and (vi) a higher amount of net cash generated from relative changes in Kronos' inventories, receivables, payables and accruals and accounts with affiliates of $26.7 million in 2002 as compared to 2001 Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Cash flows from operating activities decreased from $139.8 million in 2000 to $129.7 million in 2001. This $10.1 million decrease was due primarily to the net effect of (i) lower net income of $33.2 million, (ii) lower deferred income tax expense of $36.9 million in 2001 as compared to 2000, (iii) higher distributions from the manufacturing joint venture of $3.8 million in 2001, (iv) legal settlement gains of $10.3 million in 2001 as compared to $69.5 million in 2000, (v) insurance recoveries, net of $17.5 million in 2001 as compared to nil in 2000 and (vi) a lower amount of net cash used from relative changes in Kronos' inventories, receivables, payables and accruals and accounts with affiliates of $14.8 million in 2001 as compared to 2000 Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.



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

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability


     At December 31, 2002, the Company had current cash and cash equivalents aggregating $58.1 million ($25 million held by non-U.S. subsidiaries). At December 31, 2002, The Company's U.S. and non-U.S. subsidiaries had current restricted cash equivalents of $52.1 million, current restricted marketable debt securities of $9.7 million, noncurrent restricted cash equivalents of $1.3 million and noncurrent restricted marketable debt securities of $9.2 million. At December 31, 2002, certain of the Company's subsidiaries had approximately $87 million available for borrowing with approximately $57 million available under non-U.S. credit facilities (including approximately $54 million under the European Credit Facility) and approximately $30 million available under the U.S. Credit Facility (based on Borrowing Availability). At December 31, 2002, KII had approximately $36 million available for payment of dividends and other restricted payments as defined in the Notes indenture. At December 31, 2002, the Company had complied with all financial covenants governing its debt agreements.


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



     The exact time frame over which the Company makes payments with respect to its accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process which in part depends on factors outside the control of the Company. At each balance sheet date, the Company makes an estimate of the amount of its accrued environmental costs which will be paid out over the subsequent 12 months, and the Company classifies such amount as a current liability. The remainder of the accrued environmental costs are classified as a noncurrent liability.

     At December 31, 2002, there are approximately 15 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the COmpany.


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


  Summary of debt and other contractual commitments

     As more fully described in the Notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 13 and 23 to the Consolidated Financial Statements. The Company's obligations related to the long-term supply contract for the purchase of chloride-process TiO2 feedstock and certain landfills are more fully described in Note 23 to the Consolidated Financial Statements.The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.



                                                          Unconditional Payment Due Date
                                -------------------------------------------------------------------------------------
                                     2003             2004 -            2006 -          2008 and
Contractual Commitment                                 2005              2007             after           Total
----------------------
                                ---------------    --------------   ---------------   --------------  --------------
                                                                   (In millions)

Indebtedness                    $     1.3           $  27.5         $       .2          $ 296.9         $ 325.9
                                ---------------    --------------   ---------------   --------------  --------------

Property and equipment                6.4             -                 -                 -                 6.4
                                ---------------    --------------   ---------------   --------------  --------------

Operating leases                      4.7               7.0               3.8              19.4            34.9
                                ---------------    --------------   ---------------   --------------  --------------

                                ---------------    --------------   ---------------   --------------  --------------
Long-term supply contract
  for the purchase of
 chloride-process TiO2
 feedstock                          172.0             308.0             145.0                -            625.0
                                ---------------    --------------   ---------------   --------------  --------------

                                ---------------    --------------   ---------------   --------------  --------------
Landfills                             1.3               2.1               -                 3.1             6.5
                                ---------------    --------------   ---------------   --------------  --------------

                                $   185.7          $  344.6         $     149.0         $ 319.4         $ 998.7
                                ===============    ==============   ===============   ==============  ==============

     The timing and amount shown for the Company's commitments related to indebtedness, property and equipment and operating leases are based upon the contractual payment amount and the contractual payment date for such commitments. The timing and amount shown for the Company's commitment related to the long-term supply contract is based upon the Company's current estimate of the quantity of feedstock that will be purchased in each time period shown, and the contractual payment that would be due based upon such estimated purchased quantity. The actual amount of feedstock purchased, and therefore the actual amount that would be payable by the Company, may vary from such estimated amounts. The timing and amount shown for the Company's commitment related to certain landfills is based upon the Company's current estimate of when such payments will be made. The actual timing of such payments may vary depending upon the actual timing of the closure activities for such landfills.


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

     The Company used the following discount rates for its defined benefit pension plans:

                                                Discount rates used for the following periods:
                                    ------------------------------------------------------------------
                                         Obligation at         Obligation at        Obligation at
                                    December 31, 2002 and  December 31, 2001 and December 31, 2000 and
                                       expense in 2003        expense in 2002      expense in 2001
                                    ---------------------  --------------------- ---------------------

U.S. ...........................              6.5%                  7.3%               7.8%
Germany ........................              5.5%                  5.8%               6.0%
Canada .........................              7.0%                  7.3%               7.5%
Norway .........................              6.0%                  6.0%               6.0%

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

     The Company's assumed long-term rates of return on plan assets for 2002, 2001 and 2000 were as follows:

                                     2002                           2001                           2000
                         ------------------------------ ------------------------------  ----------------------------

  U.S.                               8.5%                             8.5%                          9.0%
  Germany                            6.8%                             7.3%                          7.5%
  Canada                             7.0%                             7.8%                          8.0%
  Norway                             7.0%                             7.0%                          7.0%

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


Non-GAAP Financial Measures

     In an effort to provide investors with additional information regarding the Company's results as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors:

o As discussed above, the Company discloses percentage changes in its average TiO2 prices in billing currencies, which excludes the effects of foreign currency translation. Such disclosure of the percentage change in the Company's average TiO2 selling price in billing currencies is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable GAAP measure. The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.




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

                                                                   Amount
                                                        ------------------------------
                                                           Carrying         Fair         Interest       Maturity
         Indebtedness                                       value          value           rate           date
         ------------
                                                        ------------------------------ -------------- --------------
                                                                (In millions)

Fixed-rate indebtedness (euro-denominated):
    KII Notes                                            $    296.9      $   299.9          8.875%          2009
                                                        ------------------------------ --------------
                                                              296.9          299.9          8.875%
                                                        ------------------------------ --------------

Variable-rate indebtedness (non U.S. dollar
  denominated):
    European Credit Facility:
    euro-denominated                                           15.6           15.6          4.8%            2005
    Norwegian kroner-denominated                               11.5           11.5          8.9%            2005
                                                        ------------------------------ --------------
                                                               27.1           27.1          6.5%
                                                        ------------------------------ --------------

                                                         $    324.0      $   327.0          8.7%
                                                        ============================== ==============

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

ITEM 14. CONTROLS AND PROCEDURES


     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of December 31, 2002. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2002 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.


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

     4.11 Partnership Interest Pledge Agreement (relating to fixed capital contribution in Kronos Titan GmbH & Co.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

    10.12 JointVenture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

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

   10.46* StockOption  Purchase  Agreement  dated  November 20, 2002 between the
          Registrant (Purchaser) and J. Landis Martin (Seller).

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


    31.11 Certification
     31.2 Certification
     32.1 Certification

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

                                  NL Industries, Inc.
                                     (Registrant)



                            By /s/ Gregory M. Swalwell
                               -----------------------------------
                               Gregory M. Swalwell
                               October 31, 2003
                               Vice President, Finance
                               Principal   Financial  and
                               Accounting Officer

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




                                              PricewaterhouseCoopers LLP

Houston, Texas
February 12, 2003

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001

                      (In thousands, except per share data)



                                        ASSETS                                  2002                   2001
                                                                         --------------------   --------------------

Current assets:
    Cash and cash equivalents                                             $      58,091           $     116,037
    Restricted cash equivalents                                                  52,089                  63,257
    Restricted marketable debt securities                                         9,670                   3,583
    Accounts and other receivable                                               136,858                 125,721
    Receivable from affiliates                                                      207                   3,698
    Refundable income taxes                                                       1,782                   1,530
    Inventories                                                                 209,882                 231,056
    Prepaid expenses                                                              7,207                   5,912
    Deferred income taxes                                                        10,511                  11,011
                                                                         --------------------   --------------------

        Total current assets                                                    486,297                 561,805
                                                                         --------------------   --------------------


Other assets:
    Marketable equity securities                                                 40,901                  45,227
    Receivable from affiliates                                                   18,000                  31,650
    Investment in TiO2 manufacturing joint venture                              130,009                 138,428
    Prepaid pension cost                                                         17,572                  18,411
    Restricted marketable debt securities                                         9,232                  16,121
    Other                                                                        30,671                   9,699
                                                                         --------------------   --------------------

        Total other assets                                                      246,385                 259,536
                                                                         --------------------   --------------------


Property and equipment:
    Land                                                                         29,072                  24,579
    Buildings                                                                   150,406                 130,710
    Machinery and equipment                                                     640,297                 537,958
    Mining properties                                                            84,778                  67,649
    Construction in progress                                                      8,702                   5,071
                                                                         --------------------   --------------------
                                                                                913,255                 765,967
    Less accumulated depreciation and depletion                                 534,436                 436,217
                                                                         --------------------   --------------------

        Net property and equipment                                              378,819                 329,750
                                                                         --------------------   --------------------

                                                                             $1,111,501            $  1,151,091
                                                                         ====================   ====================

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2002 and 2001

                      (In thousands, except per share data)


     LIABILITIES AND SHAREHOLDERS' EQUITY                                         2002                 2001
                                                                           -------------------  --------------------

Current liabilities:

    Notes payable                                                          $             -      $        46,201
    Current maturities of long-term debt                                             1,298                1,033
    Accounts payable and accrued liabilities                                       167,574              176,223
    Payable to affiliates                                                            8,027                6,919
    Accrued environmental costs                                                     51,307               59,891
    Income taxes                                                                     6,624                7,277
    Deferred income taxes                                                            3,219                1,530
                                                                           -------------------  --------------------
                                                                           -------------------  --------------------

        Total current liabilities                                                  238,049              299,074
                                                                           -------------------  --------------------
                                                                           -------------------  --------------------

Noncurrent liabilities:
    Long-term debt                                                                 324,608              195,465
    Deferred income taxes                                                          143,518              143,256
    Accrued environmental costs                                                     47,189               47,589
    Accrued pension cost                                                            43,757               26,985
    Accrued postretirement benefits cost                                            26,477               29,842
    Other                                                                           14,060               14,729
                                                                           -------------------  --------------------
                                                                           -------------------  --------------------

        Total noncurrent liabilities                                               599,609              457,866
                                                                           -------------------  --------------------
                                                                           -------------------  --------------------

Minority interest                                                                    8,516                7,208
                                                                           -------------------  --------------------
                                                                           -------------------  --------------------

Shareholders' equity:
    Preferred stock - 5,000 shares authorized, no shares
      issued or outstanding                                                              -                    -
    Common stock - $.125 par value; 150,000 shares
      authorized; 66,845 and 66,845 shares issued                                    8,355                8,355
    Additional paid-in capital                                                     777,819              777,597
    Retained earnings                                                              101,554              222,722
    Accumulated other comprehensive income (loss):
        Currency translation                                                      (170,670)            (208,349)
        Marketable securities                                                        5,896                8,350
        Pension liabilities                                                        (21,447)              (6,352)
    Treasury stock, at cost (19,155 and 17,808 shares)                            (436,180)            (415,380)
                                                                           -------------------  --------------------
                                                                           -------------------  --------------------

        Total shareholders' equity                                                 265,327              386,943
                                                                           -------------------  --------------------
                                                                           -------------------  --------------------

                                                                             $   1,111,501        $   1,151,091
                                                                           ===================  ====================

Commitments and contingencies (Notes 8, 17 and 23)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2001 and 2000

                      (In thousands, except per share data)


                                                                    2002               2001              2000
                                                               ----------------   ---------------   ----------------
                                                               ----------------   ---------------   ----------------


Net sales                                                        $   875,188      $    835,099        $   922,319
Cost of sales                                                        671,830           578,060            610,449
                                                                     -------           -------            -------

        Gross margin                                                 203,358           257,039            311,870

Selling, general and administrative expense                          107,675            98,667            107,554
Other operating income (expense):
    Currency transaction gains (losses), net                            (547)            1,188              6,510
    Disposition of property and equipment                               (625)             (735)            (1,562)
    Insurance recoveries, net                                              -             7,222                  -
    Noncompete agreement income                                        4,000             4,000              4,000
    Litigation settlement gains, net                                   5,225            11,730             69,465
    Other income                                                         544             1,454              1,355
    Corporate expense                                                (37,860)          (25,845)           (29,624)
    Other expense                                                       (172)              (78)              (230)
                                                                    ---------         ---------          ---------

        Income from operations                                        66,248           157,308            254,230

Other income (expense):
    Currency transaction gain                                          6,271                 -                  -
    Insurance recoveries, net                                              -            17,468                  -
    Trade interest income                                              1,709             2,332              2,333
    Other interest income                                              5,739             8,886              8,346
    Securities gains (losses), net                                      (105)           (1,133)             2,531
    Interest                                                         (29,752)          (27,569)           (32,369)
                                                               ----------------   ---------------   ----------------

        Income before income taxes and minority interest              50,110           157,292            235,071

Income tax expense                                                    12,036            34,925             78,026
                                                               ----------------   ---------------   ----------------

        Income before minority interest                               38,074           122,367            157,045

Minority interest                                                      1,264               960              2,436
                                                               ----------------   ---------------   ----------------

        Net income                                              $     36,810       $   121,407        $   154,609
                                                               ================   ===============   ================




Net income per share:
    Basic                                                      $          .76     $        2.44     $         3.07
                                                               ================   ===============   ================
    Diluted                                                    $          .76     $        2.44     $         3.05
                                                               ================   ===============   ================

Weighted average shares used in the calculation of net income per share:
    Basic                                                             48,530            49,732             50,415
    Dilutive impact of stock options                                      82               124                334
                                                               ----------------   ---------------   ----------------

    Diluted                                                           48,612            49,856             50,749
                                                               ================   ===============   ================

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                             2002                 2001                  2000
                                                      -------------------  -------------------   -------------------

Net income                                             $       36,810        $    121,407           $   154,609
                                                      -------------------  -------------------   -------------------

Other comprehensive (loss) income, net of tax: Marketable securities adjustment:
        Unrealized holding (losses) gains
          arising during the period                            (2,454)             (1,275)                4,064
        Add:  reclassification adjustment for loss
          included in net income                                    -                 740                 1,964
                                                      -------------------  -------------------   -------------------

                                                               (2,454)               (535)                6,028

    Minimum pension liabilities adjustment                    (15,095)             (6,352)                1,756

    Currency translation adjustment                            37,679             (17,592)              (30,735)
                                                      -------------------  -------------------   -------------------

        Total other comprehensive income (loss)                20,130             (24,479)              (22,951)
                                                      -------------------  -------------------   -------------------

    Comprehensive income                               $       56,940        $     96,928           $   131,658
                                                      ===================  ===================   ===================

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2002, 2001 and 2000

                      (In thousands, except per share data)


                                                                                   Accumulated other
                                                                              comprehensive income (loss)
                                                     Additional            ----------------------------------
                                               Common  paid-in   Retained   Currency     Pension    Marketable  Treasury
                                                stock  capital   earnings  translation  liabilities securities   stock       Total
                                               ------ -------- ---------- ------------ ------------ ---------- ---------- ---------
Balance at December 31, 1999                   $8,355 $774,304   $ 19,150  $(160,022)   $ (1,756)   $2,857   $(371,801) $271,087

Net income                                        -       -       154,609       -           -         -           -      154,609
Other comprehensive (loss) income, net of tax     -       -          -       (30,735)      1,756     6,028        -      (22,951)
Common dividends declared - $.65 per share        -       -       (32,686)      -           -         -           -      (32,686)
Tax benefit of stock options exercised            -      3,224       -          -           -         -           -        3,224
Treasury stock:
    Acquired                                      -       -          -          -           -         -        (30,886)   (30,886)

    Reissued                                      -       -          -          -           -         -          2,091      2,091
                                               ------ -------    --------  ---------    -------    ------    ---------   --------

Balance at December 31, 2000                    8,355  777,528    141,073   (190,757)       -       8,885     (400,596)   344,488

Net income                                        -       -       121,407       -           -        -             -      121,407
Other comprehensive loss, net of tax              -       -          -       (17,592)    (6,352)     (535)         -      (24,479)
Common dividends declared - $.80 per share        -       -       (39,758)      -           -        -             -      (39,758)
Tax benefit of stock options exercised            -         69       -          -           -        -             -           69
Treasury stock:
    Acquired                                      -       -          -          -           -        -         (15,502)   (15,502)
    Reissued                                      -       -          -          -           -        -             718        718
                                               ------ -------    --------  ---------    -------    ------    ---------   --------

Balance at December 31, 2001                    8,355  777,597    222,722   (208,349)    (6,352)    8,350     (415,380)   386,943

Net income                                        -       -        36,810       -           -        -             -       36,810
Other comprehensive income (loss), net of tax     -       -          -        37,679    (15,095)   (2,454)         -       20,130
Common dividends declared -  $3.30 per share      -       -      (157,978)      -           -        -             -     (157,978)
Tax benefit of stock options exercised            -        222       -          -           -        -             -          222
Treasury stock:
    Acquired                                      -       -          -          -           -        -         (21,254)   (21,254)
    Reissued                                      -       -          -          -           -        -             454        454
                                               ------  -------   --------  ---------    -------    ------    ---------   --------

Balance at December 31, 2002                   $8,355 $777,819   $101,554  $(170,670)  $(21,447)  $ 5,896    $(436,180)  $265,327
                                               ====== ========   ========  =========   ========   =======    =========   ========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)



                                                                   2002               2001               2000
                                                             -----------------   ----------------   ----------------

Cash flows from operating activities:
    Net income                                                $     36,810       $     121,407      $     154,609
    Depreciation, depletion and amortization                        33,221              29,599             29,733
    Noncash interest income on restricted cash and
      restricted marketable debt securities                         (1,762)             (3,580)            (1,531)
    Noncash interest expense                                         1,768                 467              1,725
    Deferred income taxes                                            1,506               3,256             40,186
    Minority interest                                                1,264                 960              2,436
    Net losses (gains) from:
        Securities transactions                                        105               1,133             (2,531)
        Disposition of property and equipment                          625                 735              1,562
    Pension cost, net                                               (2,316)             (2,967)           (11,816)
    Other postretirement benefits, net                              (3,385)                531              1,062
    Distributions from TiO2 manufacturing joint venture              7,950              11,313              7,550
    Litigation settlement gains, net                                     -             (10,307)           (69,465)
    Insurance recoveries, net                                            -             (17,468)                 -
    Other, net                                                           -                 261                  -
    Change in assets and liabilities:
      Accounts and other receivable                                  4,788                 902              1,417
      Inventories                                                   42,249             (32,698)           (23,395)
      Prepaid expenses                                                (545)             (2,200)              (617)
      Accounts payable and accrued liabilities                     (32,310)             31,091              9,301
      Income taxes                                                  (2,036)              4,107              4,449
      Accounts with affiliates                                       3,800              (5,670)              (123)
      Accrued environmental costs                                    8,913               7,068             (1,279)
      Other noncurrent assets                                          150                (263)               205
      Other noncurrent liabilities                                  (2,544)             (7,944)            (3,723)
                                                             -----------------   ----------------   ----------------

          Net cash provided by operating activities                 98,251             129,733            139,755
                                                             -----------------   ----------------   ----------------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                                    2002              2001               2000
                                                               ---------------   ---------------    ----------------

Cash flows from investing activities:
    Capital expenditures                                        $   (32,600)      $   (53,669)       $     (31,089)
    Loans to affiliates:
        Loans                                                             -           (33,400)                   -
        Collections                                                  14,650               750                    -
    Acquisition of business                                          (9,149)                -                    -
    Property damaged by fire:
        Insurance proceeds                                                -            23,361                    -
        Other, net                                                        -            (3,205)                   -
    Purchase of Tremont Corporation common stock                          -                 -              (26,040)
    Change in restricted cash equivalents and
      restricted marketable debt securities, net                       (960)            8,509                  630
    Proceeds from disposition of property and equipment                 873               419                  139
    Proceeds from disposition of marketable securities                    -                 4                  158
    Other, net                                                            -                 -                  (33)
                                                               ---------------   ---------------    ----------------

        Net cash used by investing activities                       (27,186)          (57,231)             (56,235)
                                                               ---------------   ---------------    ----------------

Cash flows from financing activities:
    Indebtedness:
        Borrowings                                                  335,768             1,437               44,923
        Principal payments                                         (278,814)          (22,428)             (79,162)
        Deferred financing fees                                     (10,706)                -                    -
    Dividends paid                                                 (157,978)          (39,758)             (32,686)
    Treasury stock:
        Purchased                                                   (21,254)          (15,502)             (30,886)
        Reissued                                                        454               718                2,091
    Distributions to minority interests                                 (11)               (5)                  (6)
                                                               ---------------   ---------------    ----------------

        Net cash used by financing activities                      (132,541)          (75,538)             (95,726)
                                                               ---------------   ---------------    ----------------

        Net change during the year from operating,                                     (3,036)
          investing and financing activities                    $   (61,476)     $                   $     (12,206)
                                                               ===============   ===============    ================

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                                      2002              2001              2000
                                                                 ---------------   ---------------   ---------------

Cash and cash equivalents: Net change during the year from:
        Operating, investing and financing activities              $  (61,476)     $    (3,036)       $   (12,206)
        Currency translation                                            3,334           (1,305)            (1,640)
        Acquisition of business                                           196                -                  -
                                                                 ---------------   ---------------   ---------------

                                                                      (57,946)          (4,341)           (13,846)

        Balance at beginning of year                                  116,037          120,378            134,224
                                                                 ---------------   ---------------   ---------------

        Balance at end of year                                     $   58,091        $ 116,037         $  120,378
                                                                 ===============   ===============   ===============

Supplemental disclosures - cash paid for:
    Interest                                                       $   32,896       $   27,143        $    32,354
    Income taxes                                                        9,715           29,770             33,398

    Acquisition of business:
        Cash and cash equivalents                                $        196
                                                                                   $         -       $          -
        Restricted cash                                                 2,685                -                  -
        Goodwill and other intangible assets                            9,007                -                  -
        Other noncash assets                                            1,259                -                  -
        Liabilities                                                    (3,998)               -                  -
                                                                 ---------------   ---------------   ---------------

            Cash paid                                             $     9,149      $         -       $          -
                                                                 ===============   ===============   ===============

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:


     NL Industries, Inc. ("NL") conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos Worldwide, Inc. , formerly known as Kronos, Inc. ("Kronos"). At December 31, 2002, Valhi, Inc. ("Valhi") and Tremont Corporation ("Tremont"), each affiliates of Contran Corporation ("Contran"), held approximately 63% and 21%, respectively, of NL's outstanding common stock. At December 31, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Tremont Group, Inc. ("Tremont Group"), which is 80% owned by Valhi and 20% owned by NL, held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL and a director of Tremont, may be deemed to control each of such companies. See Notes 7, 8 and 22.


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

Translation of foreign currencies


     Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at weighted average exchange rates prevailing during the year. Resulting translation adjustments are included in other comprehensive income (loss), net of related income taxes. Currency transaction gains and losses are recognized in income currently, and in 2002 included a $6.3 million gain related to the extinguishment of certain intercompany indebtedness that is classified as a component of other income (expense) in the accompanying consolidated statement of income.


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

Inventories and cost of goods sold


     Inventories are stated at the lower of cost (principally average cost) or market. Amounts are removed from inventories at average cost. Cost of goods sold includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.


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


     The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. The Company does not own the ilmenite reserves associated with the mine.

     Depreciation of property and equipment (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to forty years for buildings and three to twenty years for machinery and equipment.


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

Long-term debt


     Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.


Employee benefit plans

     Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 14.


     The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002, and following the Company's cash settlement of options to purchase NL common stock held by certain individuals, the Company commenced accounting for its stock options using the variable accounting method because the Company could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Aggregate compensation cost related to NL stock options recognized by the Company was $3.2 million in 2002, nil in 2001 and $1.7 million in 2000.


     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                            Years ended December 31,
                                                             -------------------------------------------------------
                                                                  2002                2001               2000
                                                             ----------------   -----------------  -----------------
                                                                    (In thousands except per share amounts)

Net income - as reported                                       $    36,810        $    121,407       $    154,609
Add back:  Stock-based compensation cost, net of tax,
  included in reported net income                                    2,137                   -              1,143
Deduct:  Stock-based compensation cost, net of tax,
  determined under fair value based method
  for all awards                                                    (1,082)             (1,651)            (1,616)
                                                             ----------------   -----------------  -----------------

Net income - pro forma                                         $    37,865        $    119,756       $    154,136
                                                             ================   =================  =================
Net income per basic common share:
    As reported                                              $          .76     $          2.44    $          3.07
    Pro forma                                                $          .78     $          2.41    $          3.06
Net income per diluted common share:
    As reported                                              $          .76     $          2.44    $          3.05
    Pro forma                                                $          .78     $          2.40    $          3.04

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

Net sales


     The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended, in 2000. Revenue generally is realized or realizable and earned when all of the requirements of SAB No. 101 are met, including when title and the risks and rewards of ownership passes to the customer (generally at the time the product is shipped to the customer). The impact of adopting SAB No. 101 was not material. Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.




Repair and maintenance costs


     The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of goods sold. Accrued repair and maintenance costs, included in other current liabilities (see Note 11), was $4.0 million and $3.4 million at December 31, 2002 and 2001, respectively.




Selling, general and administrative expenses; Shipping and handling costs


     Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development and administrative functions such as accounting, treasury and finance, and includes costs for salary and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $51 million in 2002, $49 million in 2001 and $50 million in 2000.


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

                                                                                                       Amount
                                                                                                 -------------------
                                                                                                   (In millions)

Increase in carrying value of net property, plant and equipment:
    Cost                                                                                         $          .4
    Accumulated depreciation                                                                             (.1)
Decrease in liabilities previously accrued for closure and post closure activities                        .2
Asset retirement obligation recognized                                                                   (.5)
                                                                                                 -------------------
                                                                                                 -------------------

        Net impact                                                                               $         -
                                                                                                 ===================

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

Note 4 - Geographic segments:


     The Company's operations are conducted by Kronos and are associated with the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2002 and 2001, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $159 million and $394 million, respectively.


     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.




                                                                            Years ended December 31,
                                                             -------------------------------------------------------

                                                                   2002               2001               2000
                                                             -----------------  -----------------  -----------------
                                                                                 (In thousands)

Geographic areas

    Net sales - point of origin:
        Germany                                                $  404,299         $   398,470         $   444,050
        United States                                             291,823             278,624             313,426
        Canada                                                    157,773             149,412             154,579
        Belgium                                                   123,760             126,782             137,829
        Norway                                                    111,811             102,843              98,300
        Other                                                      89,560              82,320              92,691
        Eliminations                                             (303,838)           (303,352)           (318,556)
                                                             -----------------  -----------------  -----------------

                                                               $  875,188         $   835,099         $   922,319
                                                             =================  =================  =================

    Net sales - point of destination:
        Europe                                                 $  456,834         $   425,338         $   480,388
        United States                                             271,865             258,347             283,327
        Canada                                                     53,371              47,061              53,060
        Latin America                                              19,970              25,514              27,104
        Asia                                                       47,549              46,169              45,922
        Other                                                      25,599              32,670              32,518
                                                             -----------------  -----------------  -----------------

                                                               $  875,188         $   835,099         $   922,319
                                                             =================  =================  =================



                                                                                  December 31,
                                                             -------------------------------------------------------
                                                                   2002               2001               2000
                                                             -----------------   ----------------  -----------------
                                                                                 (in thousands)

Identifiable assets

    Net property and equipment:
        Germany                                                $    213,170        $    182,387     $    173,385
        Canada                                                       54,719              54,676           57,929
        Belgium                                                      54,625              46,841           46,778
        Norway                                                       49,737              38,549           38,361
        Other                                                         6,568               7,297             7,929
                                                             -----------------   ----------------  -----------------

                                                               $    378,819        $    329,750     $    324,382
                                                             =================   ================  =================




Note 5 - Accounts and other receivable:


                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                   2002                 2001
                                                                             ------------------   ------------------
                                                                                         (In thousands)

Trade receivables                                                              $    124,044       $       99,989
Insurance claims receivable                                                           2,558               11,505
Recoverable VAT and other receivables                                                12,861               16,585
Allowance for doubtful accounts                                                      (2,605)              (2,358)
                                                                             ------------------   ------------------

                                                                               $    136,858        $     125,721
                                                                             ==================   ==================

Note 6 - Inventories:

                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                   2002                 2001
                                                                             ------------------   ------------------
                                                                                         (In thousands)

Raw materials                                                                 $      54,077       $       79,162
Work in process                                                                      15,936                9,675
Finished products                                                                   109,203              117,201
Supplies                                                                             30,666               25,018
                                                                             ------------------   ------------------

                                                                               $    209,882        $     231,056
                                                                             ==================   ==================

Note 7- Marketable equity securities and securities transactions:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                     2002                2001
                                                                              -------------------  -----------------
                                                                                         (in thousands)

Available-for-sale marketable equity securities:
    Tremont Group                                                             $        30,634       $     29,709
    Valhi                                                                               9,845             15,065
    Tremont                                                                               243                236
    Other                                                                                 179                217
                                                                              -------------------  -----------------

        Aggregate fair value                                                  $        40,901       $     45,227
                                                                              ===================  =================

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

Note 9 - Other noncurrent assets:

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                   2002                    2001
                                                                            -------------------   ------------------
                                                                                        (In thousands)

Deferred financing costs, net (see Note 13)                                   $    10,550         $           848
Goodwill (see Note 3)                                                               6,406                      -
Unrecognized net pension obligations (see Note 14)                                  5,561                  5,901
Intangible asset, net of accumulated amortization of $372
  and nil (see Note 3)                                                              2,230                      -
Restricted cash equivalents                                                         1,344                      -
Other                                                                               4,580                  2,950
                                                                            -------------------   ------------------

                                                                              $    30,671         $        9,699
                                                                            ===================   ==================

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


     KLA is required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, the Company reports no equity in earnings of LPC. Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $8.0 million in 2002, $11.3 million in 2001 and $7.6 million in 2000 are stated net of contributions of $14.2 million in 2002, $6.2 million in 2001 and nil in 2000.




     LPC made cash distributions of $15.9 million in 2002, $22.6 million in 2001 and $15.1 million in 2000, equally split between the partners.

         Summary balance sheets of LPC are shown below.

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2002                2001
                                                                              ------------------  ------------------
                                                                                         (In thousands)

           ASSETS

Current assets                                                                  $     56,745      $      45,872
Property and equipment, net                                                          235,739            250,501
                                                                              ------------------  ------------------

                                                                                 $   292,484       $    296,373
                                                                              ==================  ==================

   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current                                            $     29,716      $      16,767
Partners' equity                                                                     262,768            279,606
                                                                              ------------------  ------------------

                                                                                 $   292,484       $    296,373
                                                                              ==================  ==================

         Summary income statements of LPC are shown below.

                                                                         Years ended December 31,
                                                        ------------------------------------------------------------
                                                              2002                 2001                 2000
                                                        ------------------   ------------------   ------------------
                                                                              (In thousands)

Revenues and other income:
    Kronos                                                $     92,428         $      93,393        $      92,530
    Tioxide                                                     93,833                94,009               93,366
    Interest                                                        53                   303                  578
                                                        ------------------   ------------------   ------------------

                                                               186,314               187,705              186,474
                                                        ------------------   ------------------   ------------------
Cost and expenses:
    Cost of sales                                              185,946               187,295              186,045
    General and administrative                                     368                   410                  429
                                                        ------------------   ------------------   ------------------

                                                               186,314               187,705              186,474
                                                        ------------------   ------------------   ------------------

                                                                                                             -
        Net income                                         $         -       $             -      $
                                                        ==================   ==================   ==================

Note 11 - Accounts payable and accrued liabilities:

                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                   2002                 2001
                                                                             ------------------   ------------------
                                                                                         (In thousands)

Accounts payable                                                               $     97,140          $    99,358
                                                                             ------------------   ------------------
Accrued liabilities:
    Employee benefits                                                                34,349               29,722
    Interest                                                                            240                4,980
    Deferred income                                                                     333                4,000
    Other                                                                            35,512               38,163
                                                                             ------------------   ------------------

                                                                                     70,434               76,865
                                                                             ------------------   ------------------

                                                                                $   167,574           $  176,223
                                                                             ==================   ==================

Note 12 - Other noncurrent liabilities:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2002                2001
                                                                              -----------------   ------------------
                                                                                         (In thousands)

Insurance claims expense                                                       $       7,674      $        8,789
Employee benefits                                                                      4,025              3,476
Deferred income                                                                            -                333
Other                                                                                  2,361              2,131
                                                                              -----------------   ------------------

                                                                                $     14,060      $      14,729
                                                                              =================   ==================

Note 13 - Notes payable and long-term debt:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2002                2001
                                                                              -----------------   ------------------
                                                                                         (In thousands)

Notes payable - Kronos International, Inc. and subsidiaries                      $        -         $     46,201
                                                                              =================   ==================

Long-term debt:
    NL Industries, Inc.:
        11.75% Senior Secured Notes                                              $        -          $   194,000

    Kronos International, Inc. and subsidiaries:
        8.875% Senior Secured Notes                                                 296,942                    -
        Revolving credit facility                                                    27,077                    -
        Other                                                                         1,887                2,498
                                                                              -----------------   ------------------
                                                                                    325,906              196,498
Less current maturities                                                               1,298                1,033
                                                                              -----------------   ------------------

                                                                                $   324,608          $   195,465
                                                                              =================   ==================

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


     Under the cross-default provisions of the Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under the European Credit Facility may be accelerated prior to their stated maturity if the European Borrowers or KII default under any other indebtedness in excess of (euro)5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). In the event the cross-default provisions of either the Notes or the European Credit Facility become applicable, and such indebtedness is accelerated, the Company would be required to repay such indebtedness prior to their stated maturity.


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

Years ending December 31,                                                                               Amount
-------------------------
                                                                                                --------------------
                                                                                                  (In thousands)

         2003                                                                                   $         1,298
         2004                                                                                               279
         2005                                                                                            27,224
         2006                                                                                               145
         2007                                                                                                18
         2008 and thereafter                                                                            296,942
                                                                                                --------------------

                                                                                                  $     325,906
                                                                                                ====================

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

     Certain actuarial assumptions used in measuring the defined benefit pension assets, liabilities and expenses are presented below.

                                                                                 December 31,
                                                        ---------------------------------------------------------------
                                                              2002                   2001                  2000
                                                        -----------------      -----------------     ------------------
                                                                                (Percentages)

Discount rate                                              5.5 to 7.0             5.8 to 7.3            6.0 to 7.8
Rate of increase in future compensation levels             2.5 to 4.5             2.8 to 4.5            3.0 to 4.5
Long-term rate of return on plan assets                    6.8 to 8.5             6.8 to 8.5            7.0 to 9.0

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

     The components of the net periodic defined benefit pension cost are set forth below.

                                                                             Years ended December 31,
                                                                ----------------------------------------------------
                                                                     2002              2001              2000
                                                                ----------------  ----------------  ----------------
                                                                                  (In thousands)

Net periodic pension cost:
    Service cost benefits                                        $     4,538      $       3,976     $       4,063
    Interest cost on projected benefit obligation ("PBO")             16,510            15,605            15,088
    Expected return on plan assets                                   (16,099)          (16,143)          (15,403)
    Amortization of prior service cost                                   307               201               238
    Amortization of net transition obligation                            515               510               530
    Recognized actuarial losses                                        1,223               443               226
                                                                ----------------  ----------------  ----------------

                                                                 $     6,994      $       4,592     $       4,742
                                                                ================  ================  ================

     The funded status of the Company's defined benefit pension plans is set forth below.

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2002                2001
                                                                              -----------------   ------------------
                                                                                         (In thousands)

Change in PBO:
    Beginning of year                                                           $    261,805        $    248,355
    Service cost                                                                       4,538               3,976
    Interest                                                                          16,510              15,605
    Participant contributions                                                          1,057               1,005
    Amendments                                                                             -               1,819
    Actuarial loss (gain)                                                             (1,704)             10,149
    Benefits paid                                                                    (16,862)            (15,849)
    Change in currency exchange rates                                                 37,033              (3,255)
                                                                              -----------------   ------------------

        End of year                                                                  302,377             261,805
                                                                              -----------------   ------------------

Change in fair value of plan assets:
    Beginning of year                                                                208,267             216,984
    Actual return on plan assets                                                      (3,087)              4,711
    Employer contributions                                                             9,310               7,559
    Participant contributions                                                          1,057               1,005
    Benefits paid                                                                    (16,862)            (15,849)
    Change in currency exchange rates                                                 28,076              (6,143)
                                                                              -----------------   ------------------

        End of year                                                                  226,761             208,267
                                                                              -----------------   ------------------

Funded status at year end:
    Plan assets less than PBO                                                 $      (75,616)      $     (53,538)
    Unrecognized actuarial loss                                                       68,390              44,744
    Unrecognized prior service cost                                                    4,881               4,371
    Unrecognized net transition obligation                                             5,011               4,269
                                                                              -----------------   ------------------

                                                                              $         2,666     $          (154)
                                                                              =================   ==================

Amounts recognized in the balance sheet:
    Prepaid pension cost                                                      $       17,572       $      18,411
    Accrued pension cost:
        Current                                                                       (7,019)             (5,993)
        Noncurrent                                                                   (43,757)            (26,985)
    Unrecognized net pension obligations                                               5,561               5,901
    Accumulated other comprehensive loss                                              30,309               8,512
                                                                              -----------------   ------------------

                                                                              $         2,666     $          (154)
                                                                              =================   ==================

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2002 and 2001, 79% and 78%, respectively, of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                      2002               2001
                                                                                 ----------------   ----------------
                                                                                           (In thousands)

Projected benefit obligation                                                       $  252,316         $   228,647
Accumulated benefit obligation                                                        229,373             206,669
Fair value of plan assets                                                             179,437             174,832

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

                                                                                         December 31,
                                                                         ----------------------------------------------
                                                                            2002             2001             2000
                                                                         ------------     ------------     ------------
                                                                                         (Percentages)

Discount rate                                                                  6.5             7.0             7.3
Long-term rate for compensation increases                                      6.0             6.0             6.0
Long-term rate of return on plan assets                                        6.0             7.7             7.7

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

     The components of the Company's net periodic postretirement benefit cost are set forth below.

                                                                              Years ended December 31,
                                                                 ---------------------------------------------------
                                                                      2002              2001              2000
                                                                 ---------------   ---------------   ---------------
                                                                                   (In thousands)

Net periodic OPEB cost (benefit):
    Service cost benefits                                        $         103     $           94    $           84
    Interest cost on PBO                                                2,028             2,536            2,646
    Expected return on plan assets                                         (3)             (773)            (521)
    Amortization of prior service cost                                 (2,075)           (2,075)          (2,075)
    Recognized actuarial losses                                            27                27               24
                                                                 ---------------   ---------------   ---------------

                                                                 $           80    $        (191)    $         158
                                                                 ===============   ===============   ===============

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                      2002               2001
                                                                                 ----------------   ----------------
                                                                                           (In thousands)

Change in PBO:
    Beginning of year                                                             $    35,137        $    37,040
    Service cost                                                                          103                 94
    Interest cost                                                                       2,028              2,536
    Actuarial losses                                                                    5,436                792
    Release of insurance obligations                                                   (5,778)                 -
    Plan asset reimbursements                                                               -              1,197
    Benefits paid:
        Company funds                                                                  (3,464)                 -
        Plan assets                                                                      (595)            (6,377)
    Change in currency exchange rates                                                      32               (145)
                                                                                 ----------------   ----------------

        End of year                                                                    32,899             35,137
                                                                                 ----------------   ----------------

Change in fair value of plan assets:
    Beginning of year                                                                   6,400             11,842
    Actual return on plan assets                                                          (27)               460
    Employer contributions                                                                  -                475
    Benefits paid                                                                        (595)            (6,377)
    Release of insurance obligations                                                   (5,778)                 -
                                                                                 ----------------   ----------------

        End of year                                                                         -              6,400
                                                                                 ----------------   ----------------

Funded status at year end:
    Plan assets less than PBO                                                         (32,899)           (28,737)
    Unrecognized actuarial gain                                                         5,345               (105)
    Unrecognized prior service cost                                                    (3,708)            (5,783)
                                                                                 ----------------   ----------------

                                                                                  $   (31,262)       $   (34,625)
                                                                                 ================   ================

Amounts recognized in the balance sheet:
    Current                                                                      $     (4,785)      $     (4,783)
    Noncurrent                                                                        (26,477)           (29,842)
                                                                                 ----------------   ----------------

                                                                                  $   (31,262)       $   (34,625)
                                                                                 ================   ================

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

Note 16 - Shareholders' equity:

Common stock

                                                                            Shares of common stock
                                                            --------------------------------------------------------
                                                                                  Treasury
                                                                Issued             stock             Outstanding
                                                            ---------------   -----------------   ------------------
                                                                                (In thousands)

Balance at December 31, 1999                                     66,839               15,555              51,284
    Treasury shares acquired                                          -                1,682              (1,682)
    Treasury shares reissued                                    -                       (450)                450
                                                            ---------------   -----------------   ------------------

Balance at December 31, 2000                                     66,839               16,787              50,052
    Treasury shares acquired                                          -                1,059              (1,059)
    Treasury shares reissued                                    -                        (38)                 38
    Other                                                             6                    -                   6
                                                            ---------------   -----------------   ------------------

Balance at December 31, 2001                                     66,845               17,808              49,037
    Treasury shares acquired                                          -                1,384              (1,384)
    Treasury shares reissued                                          -                  (37)                 37
                                                            ---------------   -----------------   ------------------
                                                            ---------------   -----------------   ------------------

Balance at December 31, 2002                                     66,845               19,155              47,690
                                                            ===============   =================   ==================

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

                                                                                                         Weighted
                                                                                                          average
                                                                                 Amount     Weighted       fair
                                                          Exercise price         payable     average       value
                                                             per share            upon      exercise     at grant
                                                      ------------------------
                                            Shares        Low         High      exercise      price        date
                                          ------------------------ ----------- ------------------------ ------------
                                                          (In thousands, except per share amounts)

Outstanding at December 31, 1999              2,437     $   5.00    $   24.19    $ 34,943   $   14.34

    Granted                                     432        14.25        14.44       6,165       14.25   $     4.83
    Exercised                                  (918)        5.00        17.97      (9,508)      10.36
    Forfeited                                  (349)        8.69        24.19      (7,237)      21.03
                                          ------------------------ ----------- ------------------------
                                          ------------------------ ----------- ------------------------

Outstanding at December 31, 2000              1,602         5.00        21.97      24,363       15.21

    Granted                                     484        20.11        20.51       9,737       20.12   $     7.52
    Exercised                                   (38)       11.28        21.97        (627)      16.45
    Forfeited                                   (34)       11.28        20.11        (513)      15.38
                                          ------------------------ ----------- ------------------------
                                          ------------------------ ----------- ------------------------

Outstanding at December 31, 2001              2,014         5.00        21.97      32,960       16.36

    Granted                                      12        13.81        13.81         166       13.81   $     5.71
    Exercised                                  (545)        5.00        15.75      (7,444)      13.65
    Forfeited                                  (220)       11.88        21.97      (3,623)      16.43
                                          ------------------------ ----------- ------------------------
                                          ------------------------ ----------- ------------------------

Outstanding at December 31, 2002              1,261    $    8.69   $    21.97    $ 22,059   $   17.50
                                          ======================== =========== ========================

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

                               Options outstanding                                       Options exercisable
--------------------------------------------------------------------------------------------------------------------
                                                     Weighted-
                                                      average         Weighted-                        Weighted-
                                    Outstanding      remaining         average       Exercisable        average
            Range of                    at          contractual       exercise           at            exercise
        exercise prices              12/31/02          life             price         12/31/02           price
--------------------------------- -------------------------------- -------------------------------- ----------------

$    7.26      -    $   9.68              2,000         1.1        $       8.69           2,000     $       8.69
     9.68      -       12.09             72,900         5.5               11.46          47,500            11.56
    12.09      -       14.51            350,100         6.6               13.96          52,500            14.14
    14.51      -       16.93             57,400         5.4               15.34          25,000            15.55
    16.93      -       19.35            168,400         4.6               17.84         141,400            17.81
    19.35      -       21.77            515,000         7.5               20.09          84,000            20.02
    21.77      -       24.19             95,000         5.1               21.97          76,000            21.97
                                  -------------------------------- -------------------------------- ----------------

                                      1,260,800         6.4         $     17.50         428,400      $     17.66
                                  ================================ ================================ ================

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

                                                                             Years ended December 31,
                                                               -----------------------------------------------------
                                                                    2002               2001              2000
                                                               ----------------   ---------------   ----------------
                                                                                  (In thousands)

Pretax income (loss):
    U.S.                                                        $   (17,439)      $      3,267        $    72,520
    Non-U.S.                                                         67,549           154,025             162,551
                                                               ----------------   ---------------   ----------------

                                                                $    50,110        $  157,292          $  235,071
                                                               ================   ===============   ================

Expected tax expense                                            $    17,539       $    55,052         $    82,275
Non-U.S. tax rates                                                   (3,235)           (3,887)             (6,445)
Resolution of German income tax audits                                    -                 -              (5,500)
Change in valuation allowance:
    Corporate restructuring in Germany and other                          -           (23,247)                  -
    Recognition of certain deductible tax attributes which
      previously did not meet the "more-likely-than-not"
      recognition criteria                                           (3,382)           (1,460)             (2,600)
Incremental tax on income of companies not included in
  the NL Tax Group                                                      548             6,009               1,943
Rate change adjustment of deferred taxes                             (2,332)                -               5,695
U.S. state income taxes                                                (148)              459               1,348
Tax contingency reserve adjustments, other, net                       2,860               985                 252
Other, net                                                              186             1,014               1,058
                                                               ----------------   ---------------   ----------------

    Income tax expense                                          $    12,036       $    34,925         $    78,026
                                                               ================   ===============   ================

Provision for income taxes:
    Current income tax expense (benefit):
        U.S. federal                                           $        (453)     $      1,352       $     (8,649)
        U.S. state                                                      558             1,309                 622
        Non-U.S.                                                     10,425            29,008              45,867
                                                               ----------------   ---------------   ----------------

                                                                     10,530            31,669              37,840
                                                               ----------------   ---------------   ----------------
    Deferred income tax expense (benefit):
        U.S. federal                                                 (3,294)           12,369              32,128
        U.S. state                                                     (752)             (850)                726
        Non-U.S.                                                      5,552            (8,263)              7,332
                                                               ----------------   ---------------   ----------------

                                                                      1,506             3,256              40,186
                                                               ----------------   ---------------   ----------------

                                                                $    12,036       $    34,925         $    78,026
                                                               ================   ===============   ================

Comprehensive provision (benefit) for income taxes allocable to:
    Pretax income                                               $    12,036       $    34,925         $    78,026
    Additional paid-in capital                                         (222)              (69)             (3,224)
    Acquired definite-lived intangible asset                            908                 -                   -
    Other comprehensive income (loss):
        Marketable equity securities                                 (1,318)             (287)              3,244
        Pension liabilities                                          (7,171)           (2,160)                  -
                                                               ----------------   ---------------   ----------------

                                                               $      4,233       $    32,409         $    78,046
                                                               ================   ===============   ================

     The components of the net deferred tax liability are summarized below:

                                                                             December 31,
                                                    ----------------------------------------------------------------
                                                                 2002                            2001
                                                    ----------------------------------------------------------------
                                                             Deferred tax                    Deferred tax
                                                    ----------------------------------------------------------------
                                                        Assets        Liabilities       Assets        Liabilities
                                                    --------------- -------------------------------- ---------------
                                                                            (In thousands)

Tax effect of temporary differences relating to:
    Inventories                                     $     3,427      $    (3,302)   $     3,202      $     (2,849)
    Property and equipment                               44,255          (59,058)        42,721           (54,084)
    Accrued postretirement benefits cost                 10,594                -         11,398                 -
    Accrued (prepaid) pension cost                        8,486          (24,785)         2,711           (21,224)
    Accrued environmental costs                          32,914                -         35,508                 -
    Noncompete agreement                                    117                -          1,517                 -
    Other accrued liabilities and deductible
      differences                                        16,368                -         18,647                 -
    Other taxable differences                                 -         (137,713)             -          (131,094)
Tax on unremitted earnings of non-U.S.
  subsidiaries                                                -           (4,156)             -            (3,933)
Tax loss and tax credit carryforwards                   163,844                -        118,828                 -
Valuation allowance                                    (185,283)               -       (154,437)                -
                                                    --------------- -------------------------------- ---------------

    Gross deferred tax assets (liabilities)              94,722         (229,014)        80,095          (213,184)

Reclassification, principally netting by
  tax jurisdiction                                      (82,277)          82,277        (68,398)           68,398
                                                    --------------- -------------------------------- ---------------

    Net total deferred tax assets (liabilities)          12,445         (146,737)        11,697          (144,786)
    Net current deferred tax assets (liabilities)        10,511           (3,219)        11,011            (1,530)
                                                    --------------- -------------------------------- ---------------

    Net noncurrent deferred tax assets                                                       686
      (liabilities)                                 $     1,934        $(143,518)   $                  $ (143,256)
                                                    =============== ================================ ===============

     Changes in the Company's deferred income tax valuation allowance are summarized below.

                                                                              Years ended December 31,
                                                                  --------------------------------------------------
                                                                       2002             2001              2000
                                                                  ---------------   --------------   ---------------
                                                                                   (In thousands)

Balance at the beginning of year                                     $ 154,437        $  190,312       $  233,595

    Recognition of certain deductible tax attributes which
      previously did not meet the "more-likely-than-not"
      recognition criteria                                              (3,382)          (24,707)          (2,600)
    Offset to the change in gross deferred income tax assets
      due principally to redeterminations of certain tax
      attributes and implementation of certain tax planning
      strategies                                                        12,610            (3,681)         (24,955)
    Foreign currency translation                                        21,618            (7,487)         (15,728)
                                                                  ---------------   --------------   ---------------

Balance at the end of year                                           $ 185,283        $  154,437       $  190,312
                                                                  ===============   ==============   ===============

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


Note 18 - Noncompete agreement income :

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


     The Company reached an agreement and settled the coverage claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. The Company recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of income from operations. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). No additional recoveries related to the Leverkusen fire are expected to be received.


Note 21 - Other items:

     Advertising costs are expensed as incurred and were $1 million in each of 2002, 2001 and 2000.

     Research, development and certain sales technical support costs are expensed as incurred and approximated $6 million in each of 2002, 2001 and 2000.

     Interest capitalized in connection with long-term capital projects was nil in each of 2002, 2001 and 2000.


     Corporate expense include environmental, legal and other costs attributable to formerly owned business units, as well as certain administrative expenses (primarily legal, finance accounting and tax).


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

     Amounts receivable from and payable to affiliates are summarized in the following table.

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                      2002               2001
                                                                                 ----------------   ----------------
                                                                                           (In thousands)
Current receivable from affiliates:


    Tremont                                                                      $          -         $     1,000
    Valhi - income taxes                                                                    -               2,194
    TIMET                                                                                  84                 459
    CompX                                                                                  20                  45
    Other                                                                                 103                   -
                                                                                 ----------------   ----------------

                                                                                 $         207        $     3,698
                                                                                 ================   ================
Noncurrent receivable from affiliates (see Note 8):
    Family Trust                                                                  $    18,000          $   20,000
    Tremont                                                                                 -              11,650
                                                                                 ----------------   ----------------

                                                                                  $    18,000          $   31,650
                                                                                 ================   ================

Current payable to affiliates:
    Tremont                                                                      $         181       $        544
    LPC                                                                                 7,614               6,362
    Other                                                                                 232                  13
                                                                                 ----------------   ----------------

                                                                                 $      8,027         $     6,919
                                                                                 ================   ================

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

     Net rent expense aggregated $10 million in 2002 and $9 million in each of 2001 and 2000. At December 31, 2002, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                                                   Real Estate         Equipment
                                                                                 ----------------   ----------------
                                                                                           (In thousands)
Years ending December 31,

         2003                                                                     $      2,449       $     2,258
         2004                                                                            2,406             1,658
         2005                                                                            1,982               986
         2006                                                                            1,672               382
             2007                                                                        1,534               174
         2008 and thereafter                                                            18,706               692
                                                                                 ----------------   ----------------

                                                                                  $     28,749       $     6,150
                                                                                 ================   ================

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


     Environmental matters and litigation. The Company's operations are governed by various foreign and domestic environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company is to maintain compliance with applicable foreign and domestic environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future changes in environmental laws and enforcement policies thereunder, could affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as adversely affect the Company's consolidated financial position, results of operations or liquidity.


     The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits under which the plants must operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws. With respect to the Company's plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdiction by the U.S. EPA or any applicable foreign authority or any state, provincial or local authority.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. The Company believes it has obtained all required permits and is in substantial compliance with applicable EU requirements, including EU Directive 92/112/EEC regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

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

     The Company landfills waste generated at its Nordenham, Germany and Langerbrugge, Belgium plants and mine tailings waste generated at its mining facility in Norway. The Company maintains reserves, as required under GAAP, to cover the anticipated cost of closure of these landfills, which were approximately $.1 million and $.5 million as of December 31, 2001 and 2002, respectively.

     The Company is responsible for certain closure costs at landfills used and formerly used by its Leverkusen, Germany TiO2 plants. The Company has a reserve of approximately $5 million and $6 million related to such landfills as of December 31, 2001 and 2002, respectively.


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

     The exact time frame over which the Company makes payments with respect to its accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process which in part depends on factors outside the control of the Company. At each balance sheet date, the Company makes an estimate of the amount of its accrued environmental costs which will be paid out over the subsequent 12 months, and the Company classifies such amount as a current liability. The remainder of the accrued environmental costs are classified as a noncurrent liability.

     At December 31, 2002, there are approximately 15 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the COmpany.


     The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one of more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

Note 24 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                                     December 31,                December 31,
                                                                         2002                        2001
                                                              ---------------------------  -------------------------
                                                                Carrying        Fair        Carrying       Fair
                                                                 Amount        Value         Amount        Value
                                                              ------------- -------------  ------------ ------------
                                                                                  (In millions)
Cash, cash equivalents, current and noncurrent
  restricted cash equivalents and current and
  noncurrent restricted marketable debt securities             $    130.4    $    130.4     $   199.0    $   199.0
Marketable equity securities - classified as
  available-for-sale                                                 40.9          40.9          45.2         45.2

Notes payable and long-term debt: Fixed rate with market quotes:
        8.875% Senior Secured Notes                            $    296.9    $    299.9    $        -   $        -
        11.75% Senior Secured Notes                                   -             -           194.0        194.9
    Variable rate debt                                               29.0          29.0          48.7         48.7

Common shareholders' equity                                    $    265.3    $    810.7     $   386.9    $   748.8

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

Note 25 - Quarterly financial data (unaudited):

                                                                           Quarter ended
                                                 -------------------------------------------------------------------
                                                    March 31          June 30        Sept. 30          Dec. 31
                                                 ---------------- -------------------------------- -----------------
                                                              (In thousands, except per share amounts)
Year ended December 31, 2002:

    Net sales                                      $  202,357       $   226,909     $   234,061      $   211,861
    Cost of sales                                     156,253           176,247         177,521          161,809

    Net income                                          6,384            14,048(a)        8,782            7,596

    Net income per share:
                                                            .13   $
        Basic                                    $                          .29(a)$           .18  $            .16
                                                 ================ ================================ =================
        Diluted                                  $          .13   $               $           .18  $            .16
                                                                            .29(a)
                                                 ================ ================================ =================

    Weighted average common shares and potential common shares outstanding:
        Basic                                          48,870            48,827          48,623           47,812
        Diluted                                        48,938            48,953          48,681           47,887

Year ended December 31, 2001:

    Net sales                                      $  226,060          $220,105        $206,952       $  181,982
    Cost of sales                                     149,902           151,320         145,945          130,893

    Net income                                   34,55934,559            25,424          20,538           40,886(b)

    Net income per share:
                                                            .69                                    $
        Basic                                    $                $           .51 $           .41               .83(b)
                                                 ================ ================================ =================
        Diluted                                  $          .69   $           .51 $           .41  $
                                                                                                                .83(b)
                                                 ================ ================================ =================
    Weighted average common shares and potential common shares outstanding:
        Basic                                          50,079            49,932          49,621           49,304
                                                 ================ ================================ =================
        Diluted                                        50,349            50,027          49,705           49,339
                                                 ================ ================================ =================


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

(b) Net income in the fourth quarter of 2001 included $16.6 million of pretax insurance recoveries for business interruption related to prior 2001 quarters due to the Leverkusen fire. Net income in the fourth quarter of 2001 also included $11.6 million net of pretax insurance recoveries for property damage related to the Leverkusen fire and a $17.6 million net income tax benefit related to a restructuring of the Company's German subsidiaries.

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




                                              PricewaterhouseCoopers LLP

Houston, Texas
February 12, 2003

                      NL INDUSTRIES, INC. AND SUBSIDIARIES
            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            Condensed Balance Sheets
                           December 31, 2002 and 2001
                                 (In thousands)

                                                                                   2002                 2001
                                                                             ------------------   ------------------
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                $        1,034       $        10,413
    Restricted cash equivalents                                                      50,798                63,257
    Restricted marketable debt securities                                             9,670                 3,583
    Accounts and other receivable                                                     2,476                 1,621
    Receivable from subsidiaries                                                      1,467                 8,106
    Prepaid expenses                                                                  1,055                   551
    Deferred income taxes                                                             6,107                 6,371
                                                                             ------------------   ------------------

        Total current assets                                                         72,607                93,902
                                                                             ------------------   ------------------

Other assets:
    Marketable equity securities                                                     31,056                   216
    Notes receivable from subsidiary                                                      -               194,000
    Investment in subsidiaries                                                      329,460             1,072,551
    Restricted marketable debt securities                                             6,740                16,121
    Prepaid pension cost                                                                  -                 2,368
    Other                                                                             2,327                 1,318
                                                                             ------------------   ------------------

        Total other assets                                                          369,583             1,286,574
                                                                             ------------------   ------------------

Property and equipment, net                                                           3,033                 3,725
                                                                             ------------------   ------------------

                                                                               $    445,223         $   1,384,201
                                                                             ==================   ==================
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                  $      17,344       $        23,544
    Payable to affiliates                                                             1,656                 1,083
    Accrued environmental costs                                                      11,904                10,529
    Income taxes                                                                        325                    96
                                                                             ------------------   ------------------

        Total current liabilities                                                    31,229                35,252
                                                                             ------------------   ------------------

Noncurrent liabilities:
    Long-term debt                                                                        -               194,000
    Notes payable to affiliates                                                      44,600               655,918
    Deferred income taxes                                                            64,509                78,708
    Accrued environmental costs                                                       7,989                 7,489
    Accrued pension cost                                                             10,659                 1,427
    Accrued postretirement benefits cost                                             14,671                16,806
    Other                                                                             6,239                 7,658
                                                                             ------------------   ------------------

        Total noncurrent liabilities                                                148,667               962,006
                                                                             ------------------   ------------------

Shareholders' equity                                                                265,327               386,943
                                                                             ------------------   ------------------

                                                                               $    445,223         $   1,384,201
                                                                             ==================   ==================

Contingencies (Note 5)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                                       2002             2001             2000
                                                                 ---------------------------------- ----------------

Revenues and other income:
    Equity in income from continuing operations of
      subsidiaries                                                 $    68,911       $  154,410        $  173,620
    Interest and dividends                                               2,494            4,354             2,961
    Interest income from subsidiaries                                   12,165           22,969            28,637
    Securities transactions, net                                          (105)          (1,133)            8,356
    Litigation settlement gains, net                                     5,225           11,730            69,465
    Other income, net                                                    4,081            4,597             4,239
                                                                 ---------------------------------- ----------------

                                                                        92,771          196,927           287,278
                                                                 ---------------------------------- ----------------
Costs and expenses:
    General and administrative                                          35,431           13,831            25,381
    Interest                                                            34,217           58,263            53,827
                                                                 ---------------------------------- ----------------

                                                                        69,648           72,094            79,208
                                                                 ---------------------------------- ----------------

        Income before income taxes                                      23,123          124,833           208,070

Income tax expense (benefit)                                           (13,687)           3,426            53,461
                                                                 ---------------------------------- ----------------

        Net income                                                 $    36,810       $  121,407        $  154,609
                                                                 ================================== ================

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                                       2002             2001             2000
                                                                  ---------------- ---------------- ----------------

Cash flows from operating activities:
    Net income                                                      $    36,810      $  121,407        $  154,609
    Equity in income of subsidiaries                                    (68,911)       (154,410)         (173,620)
    Distributions from Kronos                                           111,000          30,500            55,000
    Noncash interest expense (income), net                               15,704          (3,113)             (932)
    Deferred income taxes                                                (9,119)          7,498            71,837
    Securities gains, net                                                   105           1,133            (8,356)
    Litigation settlement gains, net                                          -         (10,307)          (69,465)
    Other, net                                                           (1,899)          1,824            (4,399)
                                                                  ---------------- ---------------- ----------------

                                                                         83,690         ( 5,468)           24,674

    Change in assets and liabilities, net                                 4,480           1,563           (12,356)
                                                                  ---------------- ---------------- ----------------

        Net cash provided (used) by operating activities                 88,170          (3,905)           12,318
                                                                  ---------------- ---------------- ----------------

Cash flows from investing activities:
    Change in restricted cash equivalents and restricted
      marketable debt securities, net                                    16,622          18,539             4,480
    Capital expenditures                                                     (2)            (13)              (23)
    Purchase of Tremont Corporation common stock                              -               -           (26,040)
    Repayment of loans to affiliates                                    194,000               -            50,000
    Investments in subsidiaries                                               -               -               (80)
    Proceeds from disposition of marketable equity securities                 -               4               158
    Other, net                                                                9              20                29
                                                                  ---------------- ---------------- ----------------

        Net cash provided by investing activities                       210,629          18,550            28,524
                                                                  ---------------- ---------------- ----------------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 2002, 2001 and 2000

                                 (In thousands)


                                                                          2002            2001            2000
                                                                     --------------- --------------- ---------------

Cash flows from financing activities:
    Dividends                                                          $  (157,978)  $   (39,758)    $   (32,686)
    Treasury stock:
        Purchased                                                          (21,254)      (15,502)        (30,886)
        Reissued                                                               454           718           2,091
    Indebtedness - principal payments                                     (194,000)            -         (50,000)
    Loans from affiliates                                                   64,600        46,678          60,856
                                                                     --------------- --------------- ---------------

        Net cash used by financing activities                             (308,178)       (7,864)        (50,625)
                                                                     --------------- --------------- ---------------

    Net change from operating, investing and financing activities           (9,379)        6,781          (9,783)
    Balance at beginning of year                                            10,413         3,632          13,415
                                                                     --------------- --------------- ---------------

    Balance at end of year                                           $       1,034   $    10,413     $      3,632
                                                                     =============== =============== ===============

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information

Note 1 - Basis of presentation:

     The  Consolidated   Financial  Statements  of  NL  Industries,   Inc.  (the
"Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference.

Note 2 - Net receivable from (payable to) subsidiaries and affiliates:

                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                   2002                 2001
                                                                             ------------------   ------------------
                                                                                         (In thousands)

Current:
    Receivable from:
        Kronos:
            Income taxes                                                        $         -       $            64
            Other, net                                                                  417                 4,943
        Valhi - income taxes                                                              -                 2,194
        EWI - income taxes                                                              350                     -
        153506 Canada                                                                   392                   392
        TIMET                                                                            84                   459
        CompX                                                                            20                    45
        Other                                                                           204                     9
                                                                             ------------------   ------------------

                                                                             $        1,467        $        8,106
                                                                             ==================   ==================
    Payable to:
                                                                                        (978)     $
        Kronos - income taxes                                                $                                  -
        Tremont                                                                        (281)                 (553)
        EMS                                                                             (79)                  (74)
        Other                                                                          (318)                 (456)
                                                                             ------------------   ------------------

                                                                             $       (1,656)       $       (1,083)
                                                                             ==================   ==================
Noncurrent:

    Notes receivable from Kronos                                             $            -          $    194,000
                                                                             ==================   ==================

    Notes payable to Kronos                                                   $     (44,600)         $   (655,918)
                                                                             ==================   ==================

     During 2002 the Company completed certain capital restructuring transactions whereby Kronos distributed to the Company certain affiliate notes receivable, net and the Company recorded a corresponding decrease in its investment in Kronos. See Note 3.

Note 3 - Investment in subsidiaries:

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                      2002               2001
                                                                                 ----------------   ----------------
                                                                                           (In thousands)

Investment in:
    Kronos                                                                         $  313,479          $1,033,762
    Other                                                                              15,981              38,789
                                                                                 ----------------   ----------------

                                                                                   $  329,460          $1,072,551
                                                                                 ================   ================

                                                                                Years ended December 31,
                                                                     -----------------------------------------------
                                                                          2002            2001            2000
                                                                     --------------- --------------- ---------------
                                                                                     (In thousands)

Equity in income from continuing operations of subsidiaries:
    Kronos                                                            $     66,264     $ 150,742        $131,475
    Other                                                                    2,647         3,668          42,145
                                                                     --------------- --------------- ---------------

                                                                      $     68,911     $ 154,410        $173,620
                                                                     =============== =============== ===============

Note 4 - Long-term debt:

     The Company's $194 million of 11.75% Senior Secured Notes at December 31, 2001 were redeemed at par value in 2002.

Note 5 - Contingencies:

     See Legal proceedings in Note 23 to the Consolidated Financial Statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                           Description                                        Charges
                                                                  Balance at (credits)                Currency
                                                                  beginning to costs and             translation Balance at
                                                                   of year   expenses   Deductions   adjustments end of year
                                                                  --------- ---------- ------------  ----------- -----------

Year ended December 31, 2002:
    Allowance for doubtful accounts and other receivable           $ 2,358      $481   $   (533)(a)   $    299    $ 2,605
                                                                   =======      ====   ========       ========    =======

    Amortization of intangibles .......................            $  --        $372   $   --             --      $   372
                                                                   =======      ====   ========       ========    =======

Year ended December 31, 2001:
    Allowance for doubtful accounts and other receivable           $            $485   $   (245)(a)   $   (104)   $ 2,358
                                                                   =======      ====   ========       ========    =======

    Amortization of intangibles ........................           $  --        $--    $   --         $   --      $  --
                                                                   =======      ====   ========       ========    =======

Year ended December 31, 2000:
    Allowance for doubtful accounts and other receivable           $ 2,075      $342   $    (67)(a)   $   (128)   $ 2,222
                                                                   =======      ====   ========       ========    =======

    Amortization of intangibles ........................           $22,095      $113   $(20,429)      $ (1,779)      --
                                                                   =======      ====   ========       ========    =======


(a)  Amounts written off, less recoveries.

Certain prior-year amounts have been reclassified to conform to the current year presentation. Certain information has been omitted because it is included in the Notes to the Consolidated Financial Statements.