Form 10-Q/A
period 2003-03-31
NL INDUSTRIES INC
filed 2003-10-31
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A-1



  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 - For the quarterly period ended March 31, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
        EXCHANGE ACT OF 1934

                          Commission file number 1-640


                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               New Jersey                                        13-5267260
--------------------------------------                      --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)




5430 LBJ Freeway, Suite 1700, Dallas, Texas                         75240
--------------------------------------------------          --------------------
     (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:            (972)  233-1700
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

        This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of NL Industries, Inc. is filed to revise certain disclosures, and reclassify the Company's Consolidated Statement of Income, as requested by the Securities and Exchange Commission. There was no impact on net income as a result of the reclassification of the Consolidated Statement of Income. The revised disclosures are primarily contained in "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the Company's Consolidated Financial Statements. This Amendment is being filed solely to provide the information referenced above. For the convenience of the reader, the Company is re-filing the entire Quarterly Report as clarified. No other modifications have been made to the Quarterly Report except as described above.

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

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




                                                         March 31,  December 31,
              ASSETS                                       2003        2002
                                                         ---------- ------------

Current assets:
    Cash and cash equivalents ........................   $   46,713   $   58,091
    Restricted cash equivalents ......................       47,107       52,089
    Restricted marketable debt securities ............        9,715        9,670
    Accounts and other receivable ....................      168,613      136,858
    Receivable from affiliates .......................          156          207
    Refundable income taxes ..........................          781        1,782
    Inventories ......................................      195,936      209,882
    Prepaid expenses .................................        5,844        7,207
    Deferred income taxes ............................       10,068       10,511
                                                         ----------   ----------

        Total current assets .........................      484,933      486,297
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................       51,929       40,901
    Receivable from affiliate ........................       18,000       18,000
    Investment in TiO2 manufacturing joint venture ...      131,259      130,009
    Prepaid pension cost .............................       17,424       17,572
    Restricted marketable debt securities ............        9,600        9,232
    Other ............................................       26,571       30,671
                                                         ----------   ----------

        Total other assets ...........................      254,783      246,385
                                                         ----------   ----------

Property and equipment:
    Land .............................................       30,175       29,072
    Buildings ........................................      155,673      150,406
    Machinery and equipment ..........................      655,720      640,297
    Mining properties ................................       81,813       84,778
    Construction in progress .........................        9,307        8,702
                                                         ----------   ----------
                                                            932,688      913,255
    Less accumulated depreciation and depletion ......      547,746      534,436
                                                         ----------   ----------

        Net property and equipment ...................      384,942      378,819
                                                         ----------   ----------

                                                         $1,124,658   $1,111,501
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
                                                    ===========     ===========

Commitments and contingencies (Note 13)



          See accompanying notes to consolidated financial statements.
                                      -5-

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2003 and 2002

                      (In thousands, except per share data)



                                                                  2003         2002
                                                                ---------    ---------

Net sales ...................................................   $ 252,973    $ 202,357
Cost of sales ...............................................     188,417      156,253
                                                                ---------    ---------
    Gross margin ............................................      64,556       46,104

Selling, general and administrative expenses ................      29,379       24,728
Other operating income (expense):
  Currency transaction gains (losses), net ..................      (1,098)         598
  Disposition of property and equipment .....................         (61)         (46)
  Noncompete agreement income ...............................         333        1,000
  Litigation settlement gains, net ..........................        --          1,920
  Other income ..............................................         148           21
  Corporate expense .........................................     (15,315)     (10,117)
                                                                ---------    ---------

      Income from operations ................................      19,184       14,752

Other income (expense):
  Trade interest income .....................................         163          222
  Other interest income and dividend income .................         948        1,280
  Securities gains, net .....................................       2,234         --
  Interest expense ..........................................      (7,985)      (6,535)
                                                                ---------    ---------

        Income before income taxes and minority interest ....      14,544        9,719

Income tax expense ..........................................       5,090        3,151
                                                                ---------    ---------

        Income before minority interest .....................       9,454        6,568

Minority interest ...........................................          24          184
                                                                ---------    ---------

    Net income ..............................................   $   9,430    $   6,384
                                                                =========    =========

Basic and diluted net income per share ......................   $     .20    $     .13
                                                                =========    =========

Weighted average shares used in the calculation of net income per share:
      Basic .................................................      47,693       48,870
      Dilutive impact of stock options ......................          51           68
                                                                ---------    ---------

      Diluted ...............................................      47,744       48,938
                                                                =========    =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2003 and 2002

                                 (In thousands)


                                                                     2003        2002
                                                                   --------    --------

Net income .....................................................   $  9,430    $  6,384
                                                                   --------    --------

Other comprehensive income (loss), net of tax:
    Marketable securities adjustment:
        Unrealized holding gain (loss) arising during the period      7,093      (1,523)
        Less reclassification adjustment for realized gain
          included in net income ...............................     (1,474)       --
                                                                   --------    --------

                                                                      5,619      (1,523)

    Currency translation adjustment ............................      3,742      (2,609)
                                                                   --------    --------

        Total other comprehensive income (loss) ................      9,361      (4,132)
                                                                   --------    --------

            Comprehensive income ...............................   $ 18,791    $  2,252
                                                                   ========    ========



          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months ended March 31, 2003

                                 (In thousands)

                                                                                   Accumulated other
                                                                               comprehensive income (loss)
                                                    Additional             -----------------------------------
                                            Common   paid-in    Retained    Currency     Pension    Marketable  Treasury
                                            stock    capital    earnings   translation  liabilities securities   stock       Total
                                           -------  ----------  ---------  -----------  ----------- ---------- ---------   ---------

Balance at December 31, 2002               $ 8,355  $ 777,819   $ 101,554   $(170,670)  $(21,447)   $ 5,896   $(436,180)  $ 265,327

Net income ...........................      --         --           9,430       --        --            --        --          9,430
Other comprehensive income, net of tax      --         --            --         3,742     --          5,619       --          9,361
Dividends ............................      --         --          (9,539)      --        --            --        --         (9,539)
Treasury stock - reissued                   --         --           --          --        --            --           77          77
                                           -------  ---------   ---------   ---------   --------    -------   ---------   ---------


Balance at March 31, 2003 ............     $ 8,355  $ 777,819   $ 101,445   $(166,928)  $(21,447)   $11,515   $(436,103)  $ 274,656
                                           =======  =========   =========   =========   ========    =======   =========   =========

          See accompanying notes to consolidated financial statements.
                                       -8-

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2003 and 2002

                                 (In thousands)


                                                                 2003        2002
                                                               --------    --------

Cash flows from operating activities:
    Net income .............................................   $  9,430    $  6,384
    Depreciation, depletion and amortization ...............      9,691       7,782
    Deferred income taxes ..................................      1,630         687
    Distributions from (contributions to) TiO2 manufacturing
      joint venture ........................................     (1,250)        900
    Other, net .............................................     (3,968)       (578)
    Change in assets and liabilities:
        Accounts and other receivable ......................    (31,545)    (25,282)
        Insurance receivable ...............................      2,247      10,909
        Inventories ........................................     18,702      43,049
        Prepaid expenses ...................................      1,960        (845)
        Accrued environmental costs ........................      8,678       3,384
        Accounts payable and accrued liabilities ...........    (33,174)    (36,161)
        Income taxes .......................................        339        (629)
        Other, net .........................................      3,569       3,196
                                                               --------    --------

            Net cash (used) provided by operating activities    (13,691)     12,796
                                                               --------    --------

Cash flows from investing activities:
    Capital expenditures ...................................     (6,503)     (5,461)
    Collection of loans to affiliates ......................       --           250
    Acquisition of business ................................       --        (9,149)
    Change in restricted cash equivalents and restricted
      marketable debt securities, net ......................      2,050         110
    Other, net .............................................         42          36
                                                               --------    --------

        Net cash used by investing activities ..............     (4,411)    (14,214)
                                                               --------    --------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2003 and 2002

                                 (In thousands)


                                                            2003         2002
                                                         ---------    ---------
Cash flows from financing activities:
    Dividends paid ...................................   $  (9,539)   $  (9,764)
    Treasury stock:
        Purchased ....................................        --         (3,271)
        Reissued .....................................          77          140
    Indebtedness:
        Borrowings ...................................      16,106         --
        Principal payments ...........................        (342)     (25,263)
                                                         ---------    ---------

    Net cash provided (used) by financing activities .       6,302      (38,158)
                                                         ---------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities      (11,800)     (39,576)
        Currency translation .........................         422         (273)
        Acquisition of business ......................        --            196
                                                         ---------    ---------
                                                           (11,378)     (39,653)

    Balance at beginning of period ...................      58,091      116,037
                                                         ---------    ---------

    Balance at end of period .........................   $  46,713    $  76,384
                                                         =========    =========


Supplemental disclosures - cash paid for:
    Interest .........................................   $     674    $   1,976
    Income taxes, net ................................   $   3,121    $   3,095

    Acquisition of business:

        Cash and cash equivalents ....................   $    --      $     196
        Restricted cash ..............................        --          2,685
        Goodwill and other intangible assets .........        --          9,007
        Other noncash assets .........................        --          1,259
        Liabilities ..................................        --         (3,998)
                                                         ---------    ---------

            Cash paid ................................   $    --      $   9,149
                                                         =========    =========


          See accompanying notes to consolidated financial statements.
                                      -10-

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:


        NL Industries, Inc. ("NL") conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos Worldwide Inc. (formerly known as Kronos, Inc.). At March 31, 2003, Valhi, Inc., ("Valhi") and its subsidiaries held approximately 85% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi and NL, may be deemed to control each of such companies. See Notes 6 and 7.


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


                                                       Three months ended March 31,
                                                       ----------------------------
                                                           2003         2002
                                                         ---------    ---------
                                                        (In thousands, except per
                                                              share amounts)

Net income - as reported .............................   $   9,430    $   6,384
Deduct:  Stock-based compensation income, net of
  tax, included in reported net income ...............        (339)        --
Deduct:  Stock-based compensation cost, net of tax,
  determined under fair value based method for all
  awards .............................................        (120)        (271)
                                                         ---------    ---------

Net income - pro forma ...............................   $   8,971    $   6,113
                                                         =========    =========
Net income per basic common share:
    As reported ......................................   $     .20    $     .13
    Pro forma ........................................   $     .19    $     .13
Net income per diluted common share:
    As reported ......................................   $     .20    $     .13
    Pro forma ........................................   $     .19    $     .12


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


                                                                              Amount
                                                                          -------------
                                                                          (In millions)

Increase in carrying value of net property, plant and equipment:
    Cost ................................................................   $   .4
    Accumulated depreciation ............................................      (.1)
Decrease  in  liabilities  previously  accrued  for  closure
  and  post  closure activities .........................................       .3
Asset retirement obligation recognized ..................................      (.6)
                                                                            ------

        Net impact ......................................................   $   --
                                                                            ======

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


Note 3 - Other operations income (expense):

        In the first quarter of 2002, the Company recognized litigation settlement gains with former insurance carrier groups of $1.9 million to settle certain insurance coverage claims related to environmental remediation. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

        The noncompete agreement income relates to a covenant not to compete agreement related to the sale of Rheox in 1998. The agreement became fully amortized in January 2003.

        Corporate expense includes environmental, legal and other costs attributable to formerly owned business units, as well as certain administrative expenses (primarily legal, finance, accounting and tax). Corporate expense for the first quarter of 2003 increased of $5.2 million compared with the first quarter of 2002 primarily due to higher environmental expenses related to remediation of formerly owned business units.

Note 4 - Accounts and other receivable:



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

Note 8 - Other noncurrent assets:

                                                          March 31,    December 31,
                                                            2003           2002
                                                          ---------    ------------
                                                              (In thousands)

Deferred financing costs, net ....................        $10,338        $10,550
Goodwill .........................................          6,406          6,406
Unrecognized net pension obligations .............          5,561          5,561
Intangible asset, net ............................          2,168          2,230
Restricted cash equivalents ......................           --            1,344
Other ............................................          2,098          4,580
                                                          -------        -------

                                                          $26,571        $30,671
                                                          =======        =======

Note 9 - Accounts payable and accrued liabilities:

                                                     March 31,         December 31,
                                                       2003               2002
                                                     ---------         ------------
                                                            (In thousands)

Accounts payable .........................           $ 61,792           $ 97,140
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             31,024             34,349
    Interest .............................              7,057                240
    Deferred income ......................               --                  333
    Other ................................             37,176             35,512
                                                     --------           --------

                                                       75,257             70,434
                                                     --------           --------

                                                     $137,049           $167,574
                                                     ========           ========

Note 10 - Other noncurrent liabilities:

                                                         March 31,     December 31,
                                                           2003            2002
                                                         ---------     ------------
                                                              (In thousands)

Insurance claims and expenses ..................         $ 7,876         $ 7,674
Employee benefits ..............................           4,131           4,025
Other ..........................................           2,822           2,361
                                                         -------         -------

                                                         $14,829         $14,060
                                                         =======         =======

Note 11 - Long-term debt:

                                                                  March 31,    December 31,
                                                                    2003          2002
                                                                 ----------    ------------
                                                                        (In thousands)

8.875% Senior Secured Notes,(euro)285 million principal amount     $305,691     $296,942
Revolving credit facility ....................................       43,098       27,077
Other ........................................................        1,470        1,887
                                                                   --------     --------
                                                                    350,259      325,906

Less current maturities ......................................        1,238        1,298
                                                                   --------     --------

                                                                   $349,021     $324,608
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

                                                                 Three months ended
                                                                      March 31,
                                                                --------------------
                                                                  2003         2002
                                                                -------      -------
                                                                    (In thousands)

Expected tax expense ......................................     $ 5,090      $ 3,402
Non-U.S. tax rates ........................................        (382)        (346)
Incremental tax on income of companies not included in NL's
  consolidated U.S. federal income tax return .............         915          130
Valuation allowance .......................................        (727)         (67)
U.S. state income taxes ...................................          65          (17)
Other, net ................................................         129           49
                                                                -------      -------

        Income tax expense ................................     $ 5,090      $ 3,151
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS



                                                     Three months ended        %
                                                         March 31,           Change
                                                     --------------------    ------
                                                       2003         2002
                                                     --------    --------
                                                     (In millions, except percentages
                                                            and metric tons)

Net Sales ......................................     $  253.0    $  202.4     +25%
Cost of sales ..................................        188.4       156.3     +20%
                                                     --------    --------

  Gross margin .................................         64.6        46.1     +40%

Selling, general and administrative expense ....         29.4        24.7     +19%
Currency transaction gains (losses), net .......         (1.1)         .6
Litigation settlement gain .....................          --          1.9
Noncompete agreement income ....................           .3         1.0
Other expense ..................................          --          (.1)
Corporate expense ..............................        (15.3)      (10.1)
                                                     --------    --------

     Income from operations ....................     $   19.1    $   14.7      +3%
                                                     ========    ========

TiO2 operating statistics
    Percent change in average selling price:
        Using actual foreign currency exchange
          rates ................................                              +18%
        Impact of changes in foreign currency
          exchange rates .......................                              -12%
                                                                             -----

        In billing currencies ..................                               +6%
                                                                             -----

    Sales volume (metric tons in thousands) ....          118         112      +5%
    Production volume (metric tons in thousands)          117         106     +11%



        The Company's sales and gross margin increased $50.6 million (25%) and $18.5 million (40%), respectively, in the first quarter of 2003 compared to the first quarter of 2002 due primarily to higher average TiO2 selling prices as well as higher TiO2 sales and production volumes partially offset by higher operating costs (particularly energy costs, which increased by approximately $2.9 million). Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in billing currencies in the first quarter of 2003 was 6% higher than the first quarter of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the first quarter of 2003 increased 18% compared to the first quarter of 2002.

        The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company's average TiO2 selling price in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 18% change in the Company's average TiO2 selling prices during the first quarter of 2003 as compared to the first quarter of 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 6% percentage change in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods ( the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

        The Company's TiO2 sales volume in the first quarter of 2003 was a record and was 5% higher than the first quarter of 2002. The Company's TiO2 production volume in the first quarter of 2003, an all-time quarterly record for NL, was 11% higher than the first quarter of 2002, with operating rates at near full capacity in 2003 compared to 96% of capacity in 2002. These increases in TiO2 sales and production volume increased gross margin by $4.6 million and $6.2 million, respectively, while the increase in average TiO2 selling prices increased gross margin by $10.1 million.

        The Company's cost of sales increased $32.2 million (21%) in the first quarter of 2003 compared to the first quarter of 2002. The Company's cost of sales as a percentage of net sales decreased 3% in the first quarter of 2003 primarily due to the higher average selling prices and higher production volume, partially offset by the higher energy costs. The Company's selling, general and administrative expenses in the first quarter of 2003 increased $4.7 million (19%) as compared to the first quarter of 2002 due to higher distribution expenses in the first quarter of 2003 of $2.3 million associated with the higher sales volume, as well as the impact of relative changes in foreign currency exchange rates which increased the Company's expenses in the 2003 period as compared to the same period in 2002. The Company's selling, general and administrative expenses were approximately 12% of sales in both the first quarter of 2003 and the first quarter of 2002.

        The increase in the Company's gross margin quantified above is due to the net effect of the changes in sales and cost of sales during such period.

        The Company has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). As discussed above, a significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. In addition, a portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in the first quarter of 2003 by a net $26.6 million compared to the same period in 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first six quarter of 2003 compared to the first quarter of 2002. Overall, the net impact of currency exchange rate fluctuations decreased the Company's gross margin by $1.8 million in the first quarter of 2003 when compared to the year-earlier period.

        The noncompete agreement income relates to a covenant not to compete agreement related to the sale of Rheox in 1998. The agreement became fully amortized in January 2003. The $1.9 million litigation settlement gain in the first quarter of 2002 relates to a settlement with former insurance carrier groups. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

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

        The Company currently expects TiO2 industry demand in 2003 to increase slightly over 2002 levels. The Company currently expects its sales and production volumes for the full year of 2003 will be slightly higher than the full year of 2002. The Company's TiO2 production volume in 2003 is expected to approximate the Company's 2003 TiO2 sales volume. In December 2002 and January 2003, the Company announced additional price increases in Europe and North America which averaged approximately 8% in Europe and approximately 7% in North America. The Company is hopeful that it will realize additional price increases during the remainder of 2003, but the extent to which the Company can realize price increases will depend on market conditions and global economic recovery. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

        As a net result of the items discussed above, the Company's income from operations increased 30% from $14.8 million in the first quarter of 2002 to $19.2 million in the first quarter of 2003.


Other income (expense):



                                                   Three months ended
                                                        March 31,         Difference
                                                 --------------------     ----------
                                                  2003         2002
                                                 ------       ------
                                                    (In millions)

Securities gains, net ...................        $  2.2       $--          $  2.2
Interest and dividend income ............            .9          1.3          (.4)
Other corporate income ..................            .1        --              .1
Interest expense ........................          (8.0)        (6.5)        (1.5)
                                                 ------       ------       ------

                                                 $ (4.8)      $ (5.2)      $   .4
                                                 ======       ======       ======

        Securities gains for the first quarter of 2003 represents a $2.3 million noncash securities transaction gain related to the exchange of the Company's holdings of Tremont Corporation common stock for shares of Valhi, Inc. common stock as a result of a series of merger transactions Valhi completed in February 2003. See Note 6 to the Consolidated Financial Statements. Interest and dividend income was lower by $400,000 in the first quarter of 2003 as compared with first quarter 2002 due to lower levels of available funds invested and lower average yields. The Company expects interest income to be lower for full-year 2003 than full-year 2002 due to lower average yields and lower average levels of funds available for investment.


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



                                                               Three months ended
                                                                    March 31,
                                                               ------------------
                                                                 2003       2002
                                                               -------    -------
                                                                  (In millions)
Net cash provided (used) by:
    Operating activities .................................     $ (13.7)   $  12.8
    Investing activities .................................        (4.4)     (14.2)
    Financing activities .................................         6.3      (38.2)
                                                               -------    -------

      Net cash used by operating, investing, and
        financing activities .............................     $ (11.8)   $ (39.6)
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

        Cash flows from operating activities decreased from a net generation of cash of $12.8 million in the first quarter of 2002 to a net use of cash of $13.7 million in the first quarter of 2003. This $26.5 million decrease was due primarily to the net effect of (i) higher net income of $3.0 million, (ii) higher depreciation expense of $1.9 million and (iii) a higher amount of net cash used to fund changes in the Company's inventories, receivables and payables of $31.0 million in the first quarter of 2003. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.

  Investing activities

        The Company's capital expenditures were $6.5 million and $5.5 million in the first three months of 2003 and 2002, respectively. Capital expenditures in first quarter 2002 included approximately $1.2 million related to reconstruction of the Company's Leverkusen, Germany sulfate plant damaged in the March 2001 fire.


        In March 2002, the Company redeemed $25.0 million principal amount of the 11.75% Senior Secured Notes due October 2003 at par.


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

        In the first quarter of 2002 and 2003, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.8 million and $9.5 million, respectively.

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

  Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability


        At March 31, 2003, the Company had cash and cash equivalents aggregating $46.7 million, current restricted cash equivalents of $47.1 million, current restricted marketable debt securities of $9.7 million and noncurrent restricted marketable debt securities of $9.6 million. Of such aggregate $113.1 million amount,$22 million was held by non-U.S. subsidiaries. At March 31, 2003, certain of the Company's subsidiaries had $83 million available for borrowing with approximately $43 million available under non-U.S. credit facilities (including $41 million under the European Credit Facility) and approximately $40 million under the U.S. Credit Facility. At March 31, 2003, the Company had complied with all financial covenants governing its debt agreements.

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

        At March 31, 2003, there are approximately 15 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.


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

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of March 31, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended March 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      31.1  Certification

                      31.2  Certification

                      32.1  Certification

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





                                          NL INDUSTRIES, INC.
                                 ----------------------------------------
                                             (Registrant)


Date:  October 31, 2003          By /s/ Gregory M. Swalwell
-------------------------           -------------------------------------
                                    Gregory M. Swalwell
                                      Principal Financial and Accounting Officer