Form 10-Q/A
period 2003-06-30
NL INDUSTRIES INC
filed 2003-10-31
CIK 72162

NL INDUSTRIES, INC.

                                    Form 10-Q

                       For the quarter ended June 30, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A-1



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended June 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-640


                               NL INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)



               New Jersey                                 13-5267260
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                      Identification No.)




5430 LBJ Freeway, Suite 1700, Dallas, Texas                75240-2697
     (Address of principal executive offices)              (Zip Code)




Registrant's telephone number, including area code:      (972)  233-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

Number of shares of common stock outstanding on July 25, 2003:  47,700,784


This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of NL Industries, Inc. is filed to revise certain disclosures, and reclassify the Company's Consolidated Statement of Income, as requested by the Securities and Exchange Commission. There was no impact on net income as a result of the reclassification of the Consolidated Statement of Income. The revised disclosures are primarily contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the Company's Consolidated Financial Statements. This Amendment is being filed solely to provide the information referenced above. For the convenience of the reader, the Company is re-filing the entire Quarterly Report as clarified. No other modifications have been made to the Quarterly Report except as described above.



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

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                                               June 30,             December 31,
              ASSETS                                                             2003                   2002
                                                                          --------------------   -------------------

Current assets:
    Cash and cash equivalents                                             $          54,360      $         58,091
    Restricted cash equivalents                                                      25,349                52,089
    Restricted marketable debt securities                                            10,676                 9,670
    Accounts and other receivable                                                   182,196               136,858
    Receivable from affiliates                                                          148                   207
    Refundable income taxes                                                          25,607                 1,782
    Inventories                                                                     199,760               209,882
    Prepaid expenses                                                                  4,518                 7,207
    Deferred income taxes                                                            10,929                10,511
                                                                          --------------------   -------------------

        Total current assets                                                        513,543               486,297
                                                                          --------------------   -------------------

Other assets:
    Marketable equity securities                                                     45,431                40,901
    Receivable from affiliate                                                        16,000                18,000
    Investment in TiO2 manufacturing joint venture                                  129,209               130,009
    Prepaid pension cost                                                             17,209                17,572
    Restricted marketable debt securities                                             3,099                 9,232
    Other                                                                            27,320                30,671
                                                                          --------------------   -------------------

        Total other assets                                                          238,268               246,385
                                                                          --------------------   -------------------

Property and equipment:
    Land                                                                             31,908                29,072
    Buildings                                                                       165,655               150,406
    Machinery and equipment                                                         694,995               640,297
    Mining properties                                                                82,596                84,778
    Construction in progress                                                         14,600                 8,702
                                                                          --------------------   -------------------
                                                                                    989,754               913,255
    Less accumulated depreciation and depletion                                     585,060               534,436
                                                                          --------------------   -------------------

        Net property and equipment                                                  404,694               378,819
                                                                          --------------------   -------------------

                                                                            $     1,156,505        $    1,111,501
                                                                          ====================   ===================


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND SHAREHOLDERS' EQUITY                                        June 30,            December 31,
                                                                                  2003                  2002
                                                                           -------------------   -------------------

Current liabilities:
    Current maturities of long-term debt                                   $           781      $            1,298
    Accounts payable and accrued liabilities                                       150,549                 167,574
    Payable to affiliates                                                           10,817                   8,027
    Accrued environmental costs                                                     21,198                  51,307
    Income taxes                                                                     6,170                   6,624
    Deferred income taxes                                                            1,711                   3,219
                                                                           -------------------   -------------------

        Total current liabilities                                                  191,226                 238,049
                                                                           -------------------   -------------------


Noncurrent liabilities:
    Long-term debt                                                                 360,444                 324,608
    Deferred income taxes                                                          146,324                 143,518
    Accrued environmental costs                                                     66,636                  47,189
    Accrued pension cost                                                            45,835                  43,757
    Accrued postretirement benefits cost                                            24,922                  26,477
    Other                                                                           13,954                  14,060
                                                                           -------------------   -------------------

        Total noncurrent liabilities                                               658,115                 599,609
                                                                           -------------------   -------------------


Minority interest                                                                    8,713                   8,516
                                                                           -------------------   -------------------


Shareholders' equity:
    Common stock                                                                     8,355                   8,355
    Additional paid-in capital                                                     777,819                 777,819
    Retained earnings                                                              120,740                 101,554
    Accumulated other comprehensive loss                                          (172,458)               (186,221)
    Treasury stock                                                                (436,005)               (436,180)
                                                                           -------------------   -------------------

        Total shareholders' equity                                                 298,451                 265,327
                                                                           -------------------   -------------------

                                                                              $  1,156,505         $     1,111,501
                                                                           ===================   ===================

Commitments and contingencies (Notes 12 and 13)

  NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                                      Three months ended                  Six months ended
                                                           June 30,                           June 30,
                                                -------------------------------- -----------------------------------
                                                     2003            2002             2003              2002
                                                -------------- ----------------- ----------------- -----------------


Revenues and other income:
    Net sales                                      $  266,631     $   226,909         $519,604        $  429,266
    Cost of sales                                     197,649         176,247          386,066           332,500
                                                -------------- ----------------- ----------------- -----------------
          Gross margin                                 68,982          50,662          133,538            96,766

Selling, general and administrative
expense                                                30,975          24,898           60,354            49,626
Other operating income (expense):
    Currency transaction gains (losses), net           (2,743)         (2,049)          (3,841)           (1,451)
    Disposition of property and equipment               1,116             643            1,055               597
    Noncompete agreement income                             -           1,000              333             2,000
      Litigation settlement gains, net                    650             435              650             2,355
    Corporate expense                                 (23,202)         (7,491)         (38,517)          (17,608)
    Other income                                           63               5              211                26
                                                -------------- ----------------- ----------------- -----------------

        Income from operations                         13,891          18,307           33,075            33,059

Other income (expense):
      Trade interest income                               198             333              361               555
       Other interest and dividend income                 838           1,280            1,786             2,560
       Securities gains (losses), net                     218             (12)           2,452               (12)
     Currency transaction gain                              -           6,271                -             6,271
      Interest expense                                 (8,367)         (8,078)         (16,352)          (14,613)
                                                -------------- ----------------- ----------------- -----------------

        Income before income taxes and
          minority interest                             6,778          18,101           21,322            27,820

Income tax benefit (expense)                           22,191          (3,867)          17,101            (7,018)
                                                -------------- ----------------- ----------------- -----------------

        Income before minority interest                28,969          14,234           38,423            20,802

Minority interest                                         134             186              158               370
                                                -------------- ----------------- ----------------- -----------------

        Net income                                $    28,835    $     14,048       $   38,265       $    20,432
                                                ============== ================= ================= =================

                                                                           .29              .80               .42
Basic and diluted net income per share          $        .60   $                 $                 $
                                                ============== ================= ================= =================

Weighted average shares used in the
  calculation of  net income per share:
      Basic                                            47,698          48,827           47,696            48,848
      Dilutive impact of stock options                     57             126               54                98
                                                -------------- ----------------- ----------------- -----------------

      Diluted                                          47,755          48,953           47,750            48,946
                                                ============== ================= ================= =================

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                        Three months ended                 Six months ended
                                                             June 30,                          June 30,
                                                 --------------------------------- ---------------------------------
                                                      2003             2002             2003             2002
                                                 ---------------- ---------------- ---------------- ----------------

Net income                                         $    28,835      $    14,048      $    38,265      $    20,432
                                                 ---------------- ---------------- ---------------- ----------------

Other comprehensive income (loss), net of
  tax:
    Marketable securities adjustment:
        Unrealized holding (loss) gain arising
          during the period                             (4,424)           4,652            2,669            3,129
        Less reclassification adjustment for
          realized gain included in net income               -                -           (1,474)               -
                                                 ---------------- ---------------- ---------------- ----------------

                                                        (4,424)           4,652            1,195            3,129

    Currency translation adjustment                      8,826           38,965           12,568           36,356
                                                 ---------------- ---------------- ---------------- ----------------
                                                 ---------------- ---------------- ---------------- ----------------

        Total other comprehensive income                 4,402           43,617           13,763           39,485
                                                 ---------------- ---------------- ---------------- ----------------
                                                 ---------------- ---------------- ---------------- ----------------

            Comprehensive income                   $    33,237      $    57,665       $   52,028      $    59,917
                                                 ================ ================ ================ ================



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Six months ended June 30, 2003

                                 (In thousands)


                                                                                 Accumulated other
                                                                             comprehensive income (loss)
                                                     Additional           ----------------------------------
                                            Common     paid-in   Retained  Currency    Pension    Marketable Treasury
                                            stock      capital   earnings translation liabilities securities  stock     Total
                                         ---------   ---------   -------- ----------- ----------- ---------- --------- ------

Balance at December 31, 2002             $   8,355   $ 777,819   $101,554  $(170,670)  $(21,447)  $5,896   $(436,180)  $265,327

Net income                                    -           -        38,265       -          -         -          -        38,265
Other comprehensive income, net of tax        -           -          -        12,568       -       1,195        -        13,763
Dividends                                     -           -       (19,079)      -          -         -          -       (19,079)

Treasury stock - reissued                     -           -          -          -          -         -           175        175
                                        ---------   ---------    --------  ---------   --------   ------   ---------   --------
Balance at June 30, 2003                $   8,355   $ 777,819    $120,740  $(158,102)  $(21,447)  $7,091   $(436,005)  $298,451
                                        =========   =========    ========  =========   ========   ======   =========   ========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2003 and 2002

                                 (In thousands)



                                                                                      2003               2002
                                                                                 ----------------   ----------------

Cash flows from operating activities:
    Net income                                                                     $    38,265        $    20,432
    Depreciation, depletion and amortization                                            19,681             15,820
    Deferred income taxes                                                               (3,006)             2,400
    Distributions from TiO2 manufacturing joint
      venture, net                                                                         800              2,250
    Net (gains) losses from securities transactions                                     (2,452)                12
    Other, net                                                                          (3,522)            (3,572)
    Change in assets and liabilities:
        Accounts and other receivable                                                  (37,409)           (29,665)
        Insurance receivable                                                             2,122             11,053
        Inventories                                                                     25,301             68,227
        Prepaid expenses                                                                 3,036               (796)
        Accounts payable and accrued liabilities                                       (29,526)           (58,638)
        Income taxes                                                                   (24,008)            (2,878)
        Accrued environmental costs                                                     25,990              8,913
        Other, net                                                                       3,378              2,943
                                                                                 ----------------   ----------------

            Net cash provided by operating activities                                   18,650             36,501
                                                                                 ----------------   ----------------

Cash flows from investing activities:
    Capital expenditures                                                               (13,850)           (12,076)
    Collection of loans to affiliates                                                    2,000                500
    Acquisition of business                                                                  -             (9,149)
    Change in restricted cash equivalents and restricted marketable
      debt securities, net                                                                 658                595
    Other, net                                                                           1,538                830
                                                                                 ----------------   ----------------

        Net cash used by investing activities                                           (9,654)           (19,300)
                                                                                 ----------------   ----------------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 2003 and 2002

                                 (In thousands)


                                                                                      2003               2002
                                                                               -----------------   -----------------

Cash flows from financing activities:
    Dividends paid                                                               $    (19,079)       $    (19,530)
    Treasury stock:
        Purchased                                                                           -              (3,271)
        Reissued                                                                          175                 262
    Indebtedness:
        Borrowings                                                                     16,106             319,275
        Principal payments                                                            (11,615)           (247,688)
        Deferred financing costs                                                            -              (9,342)
    Other, net                                                                              -                 (11)
                                                                               -----------------   -----------------

    Net cash (used) provided by financing activities                                  (14,413)             39,695
                                                                               -----------------   -----------------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities                                  (5,417)             56,896
        Currency translation                                                            1,686               3,053
        Acquisition of business                                                             -                 196
                                                                               -----------------   -----------------
                                                                                       (3,731)             60,145

    Balance at beginning of period                                                     58,091             116,037
                                                                               -----------------   -----------------

    Balance at end of period                                                     $     54,360         $   176,182
                                                                               =================   =================


Supplemental disclosures - cash paid for:
    Interest                                                                     $     16,347        $     18,599
    Income taxes, net                                                                   7,627               7,496

    Acquisition of business:
                                                                                                              196
        Cash and cash equivalents                                              $            -      $
        Restricted cash                                                                     -               2,685
        Goodwill and other intangible assets                                                -               9,007
        Other noncash assets                                                                -               1,259
        Liabilities                                                                         -              (3,998)
                                                                               -----------------   -----------------


            Cash paid                                                          $            -       $       9,149
                                                                               =================   =================

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:


     NL Industries, Inc. ("NL") conducts its titanium dioxide pigments ("TiO2") operations through its wholly owned subsidiary, Kronos Worldwide, Inc. (formerly known as Kronos, Inc.) At June 30, 2003, Valhi, Inc., ("Valhi") and its subsidiaries held approximately 85% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of NL and the Chairman of the Board of each of Contran and Valhi, may be deemed to control each of such companies. See Notes 6 and 7.


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

                                                         Three months ended                Six months ended
                                                              June 30,                         June 30,
                                                   --------------- ---------------- --------------------------------
                                                        2003            2002             2003            2002
                                                   --------------- ---------------- --------------- ----------------
                                                               (In thousands, except per share amounts)

Net income - as reported                              $  28,835      $   14,048       $    38,265     $   20,432
Add:  Stock-based compensation cost, net of
  tax, included in reported net income                      339               -                 -              -
Deduct:  Stock-based compensation cost, net
  of tax, determined under fair value based
  method for all awards                                    (121)           (271)             (241)          (542)
                                                   --------------- ---------------- --------------- ----------------

Net income - pro forma                               $   29,053      $   13,777       $    38,024     $   19,890
                                                   =============== ================ =============== ================
Net income per basic common share:
    As reported                                    $        .60    $        .29       $       .80   $        .42
    Pro forma                                      $        .61             .28       $       .80   $        .41
Net income per diluted common share:
    As reported                                    $         .60   $        .29       $       .80   $        .42
    Pro forma                                      $         .61   $        .28       $       .80   $        .41

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

                                                                                                       Amount
                                                                                                 -------------------
                                                                                                   (In millions)

Increase in carrying value of net property, plant and equipment:
    Cost                                                                                         $        .4
    Accumulated depreciation                                                                             (.1)
Decrease in liabilities previously accrued for closure and post closure activities                        .3
Asset retirement obligation recognized                                                                   (.6)
                                                                                                 -------------------

        Net impact                                                                               $        -
                                                                                                 ===================

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


Note 3 - Other (income) expense:


Operating items

     The Company received a $20 million fee as part of the sale of Rheox in January 1998 in payment for entering into a five-year covenant not to compete in the rheological products business. The Company amortized the fee to income using the straight-line method over the five-year noncompete period beginning January 30, 1998. The agreement became fully amortized in January 2003.


     In all periods presented, the Company recognized litigation settlement gains with former insurance carrier groups to settle certain insurance coverage claims related to environmental remediation. Income related to these litigation settlement gains are recognized as part of income from operations because the related environmental remediation expense to which the recovery related are also recognized as a component of income from operations. No further material settlements relating to litigation concerning environmental remediation coverage are expected to be received.



     Corporate expense include environmental, legal and other costs attributable to formerly owned business units, as well as certain administative expenses (primarily legal, finance, accounting and tax). Corporate expense for the second quarter and first half of 2003 increased $15.7 million and $20.9 million, respectively, from comparable prior-year periods primarily due to higher environmental and legal expenses.


Nonoperating items


     Currency transaction gains in the second quarter of 2002 was a foreign currency transaction gain of $6.3 million related to the extinguishment of certain intercompany indebtedness with Kronos International, Inc. ("KII"), a wholly-owned subsidiary of the Company.



Note 4 - Accounts and other receivable:


                                                                                 June 30,           December 31,
                                                                                   2003                 2002
                                                                             ------------------   ------------------
                                                                                         (In thousands)

Trade receivables                                                               $   174,914          $   124,044
Insurance claims receivable                                                             436                2,558
Recoverable VAT and other receivables                                                 9,437               12,861
Allowance for doubtful accounts                                                      (2,591)              (2,605)
                                                                             ------------------   ------------------

                                                                                $   182,196          $   136,858
                                                                             ==================   ==================

Note 5 - Inventories:

                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                              -----------------   ------------------
                                                                                         (In thousands)

Raw materials                                                                   $     34,641       $       54,077
Work in process                                                                       16,980               15,936
Finished products                                                                    114,731              109,203
Supplies                                                                              33,408               30,666
                                                                              -----------------   ------------------

                                                                                 $   199,760        $     209,882
                                                                              =================   ==================

Note 6 - Marketable equity securities:

                                                                                  June 30,         December 31,
                                                                                    2003                  2002
                                                                              -----------------   ------------------
                                                                                         (In thousands)

Available-for-sale marketable equity securities:
    Valhi                                                                       $    45,302        $       9,845
    Tremont Group                                                                         -               30,634
    Tremont                                                                               -                  243
    Other                                                                               129                  179
                                                                              -----------------   ------------------

        Aggregate fair value                                                     $   45,431         $     40,901
                                                                              =================   ==================

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

Note 8 - Other noncurrent assets:

                                                                                 June 30,           December 31,
                                                                                   2003                    2002
                                                                            -------------------   ------------------
                                                                                        (In thousands)

Deferred financing costs, net                                                $       10,446         $     10,550
Goodwill                                                                              6,406                6,406
Unrecognized net pension obligations                                                  6,439                5,561
Intangible asset, net                                                                 2,075                2,230
Restricted cash equivalents                                                               -                1,344
Other                                                                                 1,954                4,580
                                                                            -------------------   ------------------

                                                                             $       27,320         $     30,671
                                                                            ===================   ==================

Note 9 - Accounts payable and accrued liabilities:

                                                                                  June 30,           December 31,
                                                                                    2003                 2002
                                                                             -------------------   -----------------
                                                                                         (In thousands)

Accounts payable                                                              $      76,365          $     97,140
                                                                             -------------------   -----------------
Accrued liabilities:
    Employee benefits                                                                32,513                34,349
    Interest                                                                            243                   240
    Deferred income                                                                       -                   333
    Other                                                                            41,428                35,512
                                                                             -------------------   -----------------

                                                                                     74,184                70,434
                                                                             -------------------   -----------------

                                                                               $    150,549           $   167,574
                                                                             ===================   =================

Note 10 - Other noncurrent liabilities:

                                                                                 June 30,           December 31,
                                                                                   2003                 2002
                                                                            -------------------   ------------------
                                                                                        (In thousands)

Insurance claims and expenses                                               $         6,621        $       7,674
Employee benefits                                                                     4,399                4,025
Other                                                                                 2,934                2,361
                                                                            -------------------   ------------------

                                                                             $       13,954         $     14,060
                                                                            ===================   ==================

Note 11 - Long-term debt:

                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                              -----------------   ------------------
                                                                                         (In thousands)

8.875% Senior Secured Notes,(euro)285 million principal amount                       $  325,784          $   296,942
Revolving credit facility                                                            34,293               27,077
Other                                                                                 1,148                1,887
                                                                              -----------------   ------------------
                                                                                    361,225              325,906

Less current maturities                                                                 781                1,298
                                                                              -----------------   ------------------

                                                                                 $  360,444          $   324,608
                                                                              =================   ==================

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

                                                                                          Six months ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                      2003               2002
                                                                                 ----------------   ----------------
                                                                                           (In thousands)

Expected tax expense                                                              $     7,463         $    9,737
Non-U.S. tax rates                                                                       (385)              (708)
Incremental tax on income of companies not included in NL's
  consolidated U.S. federal income tax return                                              71                202
Refund of prior-year German taxes                                                     (24,564)                 -
Valuation allowance                                                                      (386)            (3,027)
U.S. state income taxes                                                                   407                 61
Other, net                                                                                293                753
                                                                                 ----------------   ----------------

        Income tax (benefit) expense                                               $  (17,101)        $    7,018
                                                                                 ================   ================

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

Note 13 - Commitments and contingencies:

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

     At June 30, 2003, the Company had accrued approximately $88 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $125 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the settlements discussed in Note 3.


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

     At June 30, 2003, there are approximately 15 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS[this has been revised/reformatted]


                                      Three months ended           %            Six months ended            %
                                           June 30,              Change             June 30,              Change
                                   -------------------------- ------------- -------------------------- -------------
                                        2003          2002                       2003          2002
                                   ------------  ------------               ------------  ------------
                                                       (In millions, except percentages and metric tons)

Net sales                               $266.6        $226.9          +17%       $519.6        $429.3          +21%
Cost of sales                            197.6         176.2          +12%        386.1         332.5          +16%
                                        ------        ------                     ------        ------
  Gross margin                            69.0          50.7          +36%        133.5          96.8          +38%

Selling, general and
administrative expense                    31.0          24.9          +24%         60.4          49.6          +22%
Litigation settlement gains, net            .7            .4                         .7           2.4
Currency transaction gains
(losses), net                            (2.7)         (2.0)                      (3.8)         (1.5)
Disposition of property and
   Equipment                               1.1            .6                        1.1            .6
Noncompete agreement
   Income                              -                 1.0                         .3           2.0
Corporate expense                       (23.2)         (7.5)                     (38.5)        (17.6)
Other operating income                 -                -                            .2         -
                                        ------        ------                     ------        ------

    Income from operations               $13.9         $18.3          -24%        $33.1         $33.1           N/C
                                        ======        ======                     ======        ======


TiO2 operating statistics
    Percent change in average
      selling prices:
         Using actual foreign
         currency exchange rates                                  +19%                                     +18%
         Impact of changes in
         foreign currency exchange
         rates                                                    -12%                                     -12%
         In billing currencies                                    +7%                                      +6%

    Sales volume (metric tons in
      thousands)                         121.0        122.6        -1%           239.5          235.0        +2%
    Production volume (metric
      Tons in thousands)                 119.5        113.0        +6%           236.7          218.9        +8%

     The Company's sales and gross margin increased $39.7 million (17%) and $18.3 million (36%), respectively, in the second quarter of 2003 compared to the second quarter of 2002, and increased $90.3 million (21%) and $36.7 million (38%), respectively, in the first six months of 2003 compared to the same period in 2002, due primarily to higher average TiO2 selling prices as well as higher TiO2 sales and production volumes partially offset by higher operating costs (particularly energy costs, which increased by approximately $5.3 million in the year-to-date period). Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in billing currencies in the second quarter of 2003 was 7% higher than the second quarter of 2002, with the greatest improvement in European and export markets. the Company's average TiO2 selling prices in billing currencies were 6% higher in the first six months of 2003 compared to the first six months of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the second quarter of 2003 increased 19% compared to the second quarter of 2002, and increased 18% in the year-to-date period.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company average TiO2 selling price in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 19% and 18% changes in the Company's average TiO2 selling prices during the second quarter and first six months of 2003 as compared to the same periods in 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 7% and 6%, respectively, percentage changes in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods ( the GAAP measure), (ii) the percentage change in Kronos average TiO2 selling price in billing currencies (the non-GAAP measure) and
(iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volume in the second quarter of 2003 decreased 1% from the record second quarter of 2002. Sales volume in the first six months of 2003, a Kronos record, increased 2% from the same period in 2002. The Company expects sales volumes in the second half of 2003 will be lower than the first half of 2003. The Company's sales volumes for the full year 2003 should be slightly higher than the full year of 2002. The Company's TiO2 production volume in the second quarter of 2003, an all-time quarterly record for NL, was 6% higher than the second quarter of 2002, with operating rates at near full capacity in all periods presented. Production volume for the first half of 2003, also an all-time record for the Company, increased 8% compared to the first six months of 2002. These increases in TiO2 sales and production volume increased gross margin by $1.9 million and $3.9 million, respectively, in the second quarter of 2003 compared to the second quarter of 2002, while the increase in average TiO2 selling prices increased gross margin by $10.5 million
(year-to-date impacts of $6.5 million, $10.1 million and $20.6 million, respectively). Finished goods inventories at the end of the second quarter of 2002 represented less than two months of sales.

     The Company's cost of sales increased $21.4 million (12%) in the second quarter of 2003 compared to the second quarter of 2002, and increased $53.6 million (16%) in the year-to-date period. Kronos' cost of sales as a percentage of net sales decreased from 78% in the second quarter and first six months of 2002 to 74% in the same periods in 2003 primarily due to the higher average selling prices and higher production volume, partially offset by the higher energy costs.

     The increase in the Company's gross margin, quantified above, is due to the net effects of the changes in sales and cost of sales during such periods.


     The Company's selling, general and administrative expenses in the second quarter of 2003 increased $6.1 million (24%) as compared to the second quarter of 2002 (and increased $10.7 million, or 22%, in the year-to-date period) due to higher distribution expenses in the second quarter and first six months of 2003 of $400,000 and $2.7 million, respectively, associated with the higher sales volume, as well as the impact of relative changes in foreign currency exchange rates which increased the Company's expenses in the 2003 periods as compared to the same periods in 2002. The Company's selling, general and administrative expenses were approximately 11% to 12% of sales in both the 2002 and 2003 periods.

     The Company has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). As discussed above, a significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. In addition, a portion of Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in the second quarter and first six months of 2003 by a net $27.7 million and $54.4 million, respectively, compared to the same periods in 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the second quarter and first six months of 2003 as compared to the same periods of 2002. Overall, the net impact of currency exchange rate fluctuations decreased the Company's income from operations by $600,000 and $2.4 million in the second quarter and first six months of 2003 when compared to the year-earlier periods.


     The noncompete agreement income relates to a covenant not to compete agreement related to the sale of Rheox in 1998. The agreement became fully amortized in January 2003. The litigation settlement gains in all periods relates to a settlement with former insurance carrier groups. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

     Corporate expense for the second quarter and first half of 2003 increased $15.7 million and $20.9 million, respectively, from comparable prior-year periods primarily due to higher environmental expenses related to remediation of formerly owned business units and higher legal expenses. Corporate expenses are expected to be higher for full-year 2003 as compared to full-year 2002 due to higher environmental expenses and slightly higher legal expenses associated with the defense of lead pigment litigation.

     As a net result of the items discussed above, the Company's income from operations decreased 24% from $18.3 million in the second quarter of 2002 to $13.9 million in the second quarter of 2003. For the first six months of 2003, the Company's income from operations was comparable to the $33.1 million in the first six months of 2002.

     The Company expects its average TiO2 selling prices in 2003 will be higher than 2002. The Company expects sales volume in the second half of 2003 to be lower than the first half of 2003. The Company's sales volume for full year 2003 should be slightly higher than full year 2002. The Company anticipates its production volume for full year 2003 will be higher than full year 2002. The Company's TiO2 production volume in 2003 is expected to be higher than the
Company's 2003 TiO2 sales volume with finished goods inventories rising modestly. Operating costs in 2003 are expected to be higher than in 2002. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.




Other Income (Expense)

     The following table sets forth certain information regarding general corporate income (expense).


                                   Three months ended                          Six months ended
                                        June 30,            Difference             June 30,             Difference
                               --------------------------- -------------  ---------------------------  -------------
                                   2003          2002                         2003          2002
                               ------------- -------------                ------------- -------------
                                                                  (In millions)

Securities gains, net           $       .2   $       -      $      .2     $       2.5   $       -      $       2.5
Trade Interest income                   .2           .3           (.1)             .4            .6            (.2)
Other interest and dividend
   Income                               .8          1.3           (.5)            1.8           2.6            (.8)

Currency transaction gains             -            6.3          (6.3)            -             6.3           (6.3)

Interest expense                      (8.4)        (8.1)          (.3)          (16.4)        (14.6)          (1.8)
                               ------------- ------------- -------------  ------------- -------------  -------------

                                 $    (7.2)  $      (.2)      $  (7.0)     $    (11.7)     $   (5.1)     $    (6.6)
                               ============= ============= =============  ============= =============  =============

     Securities gains for the first half of 2003 were higher than the first half of 2002 primarily due to a $2.3 million first quarter 2003 noncash securities transaction gain related to the exchange of the Company's holdings of Tremont Corporation common stock for shares of Valhi, Inc. common stock as a result of a series of merger transactions Valhi completed in February 2003. See Note 6 to the Consolidated Financial Statements. Interest income was lower in the second quarter and the first half of 2003 as compared to the year earlier periods due to lower levels of available funds invested and lower average yields. The Company expects interest income to be lower for full-year 2003 than full-year 2002 due to lower average yields and lower average levels of funds available for investment.



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


                                                                                            Six months ended
                                                                                                June 30,
                                                                                     -------------------------------
                                                                                         2003             2002
                                                                                     --------------   --------------
                                                                                             (In millions)

Net cash provided (used) by: [deleted subtotal on the table]
    Operating activities                                                                    18.7             36.5
    Investing activities                                                                    (9.7)           (19.3)
    Financing activities                                                                   (14.4)            39.7
                                                                                     --------------   --------------

      Net cash used by operating, investing, and financing activities                $      (5.4)      $     56.9
                                                                                     ==============   ==============


  Operating activities

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, certain items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension and OPEB assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits. Similarly the amount of expense recorded for environmental matters will generally differ from the outflows of cash for such matters.


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

     Cash flows from operating activities decreased from $36.5 million in the first six months of 2002 to $18.7 million in the first six months of 2003. This $17.8 million decrease was due primarily to the net effect of (i) higher net income of $17.8 million, (ii) higher depreciation expense of $3.9 million, (iii) $21.1 million of higher refundable income taxes in the first six months of 2003 and (iv) a higher amount of net cash used to fund changes in Kronos' inventories, receivables, payables and accrued environmental of $13.4 million in the first six months of 2003. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities and accrued environmental are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume.



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

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability


     At June 30, 2003, the Company had cash and cash equivalents aggregating $54.4 million, current restricted cash equivalents of $25.3 million, current restricted marketable debt securities of $10.7 million and noncurrent restricted marketable debt securities of $3.1 million. Of such aggregate $93.5 million amount, $18 million was held by non-U.S. subsidiaries. Restricted cash decreased approximately $28 million in the second quarter of 2003 primarily due to a $30.8 million payment related to the final settlement of the previously-reported Granite City, Illinois lead smelter site. The Company may have to pay up to an additional $.7 million related to this site upon completion of an EPA audit of certain response costs. No further material expenditures are expected to be made for this site. At June 30, 2003, certain of the Company's subsidiaries had $102 million available for borrowing with approximately $57 million available under non-U.S. credit facilities (including $55 million under the European Credit Facility) and approximately $45 million under the U.S. Credit Facility. At June 30, 2003, the Company had complied with all financial covenants governing its debt agreements.


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

ITEM 4.      CONTROLS AND PROCEDURES


     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 20, 2003. All the nominees for director were elected with the voting results for each as follows:

            Director                                                    Shares For              Shares Withheld
---------------------------------                                 -----------------------   ------------------------

Mr. J. Landis Martin                                                      46,641,822                190,018
Mr. George E. Poston                                                      46,425,918                405,922
Mr. Glenn R. Simmons                                                      46,641,816                190,024
Mr. Harold C. Simmons                                                     46,640,586                191,254
General Thomas P. Stafford                                                46,660,008                171,832
Dr. R. Gerald Turner                                                      46,653,138                178,702
Mr. Steven L. Watson                                                      45,118,497               1,713,343


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





                                        NL INDUSTRIES, INC.
                                          (Registrant)



Date:  October 31, 2003       By  /s/ Gregory M. Swalwell
                                      Gregory M. Swalwell
                                      Principal Financial and Accounting Officer