Form 10-Q
period 2003-09-30
NL INDUSTRIES INC
filed 2003-11-12
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended September 30, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission file number 1-640


                               NL INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)



               New Jersey                                  13-5267260
--------------------------------------           ------------------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)



5430 LBJ Freeway, Suite 1700, Dallas, Texas                   75240-2697
-------------------------------------------            ------------------------
 (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:        (972)  233-1700
                                                           -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                      ---          ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X   No
                                        ---     ---

Number of shares of common stock outstanding on October 31, 2003:   47,764,084

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
PART I.                  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Consolidated Balance Sheets - September 30, 2003
            and December 31, 2002                                         3

           Consolidated Statements of Income - Three months and
            nine months ended September 30, 2003 and 2002                 5

           Consolidated Statements of Comprehensive Income
            - Three months and nine months ended
            September 30, 2003 and 2002                                  6

           Consolidated Statement of Shareholders' Equity
            - Nine months ended September 30, 2003                       7

           Consolidated Statements of Cash Flows - Nine
            months ended September 30, 2003 and 2002                     8

           Notes to Consolidated Financial Statements                   10

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         22


  Item 4.  Controls and Procedures                                      32


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                            34

  Item 6.  Exhibits and Reports on Form 8-K                             35

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                        September 30, December 31,
              ASSETS                                        2003          2002
                                                        ------------- ------------

Current assets:
    Cash and cash equivalents ........................   $   59,656   $   58,091
    Restricted cash equivalents ......................       22,058       52,089
    Restricted marketable debt securities ............        8,212        9,670
    Accounts and other receivables ...................      176,010      136,858
    Receivable from affiliates .......................        1,012          207
    Refundable income taxes ..........................          591        1,782
    Inventories ......................................      203,321      209,882
    Prepaid expenses .................................        7,882        7,207
    Deferred income taxes ............................       10,543       10,511
                                                         ----------   ----------

        Total current assets .........................      489,285      486,297
                                                         ----------   ----------

Other assets:
    Marketable equity securities .....................       53,095       40,901
    Receivable from affiliate ........................       16,000       18,000
    Investment in TiO2 manufacturing joint venture ...      127,834      130,009
    Prepaid pension cost .............................       17,249       17,572
    Restricted marketable debt securities ............        3,565        9,232
    Other ............................................       26,738       30,671
                                                         ----------   ----------

        Total other assets ...........................      244,481      246,385
                                                         ----------   ----------

Property and equipment:
    Land .............................................       30,944       29,072
    Buildings ........................................      164,817      150,406
    Machinery and equipment ..........................      702,053      640,297
    Mining properties ................................       84,381       84,778
    Construction in progress .........................       19,210        8,702
                                                         ----------   ----------
                                                          1,001,405      913,255
    Less accumulated depreciation and depletion ......      596,266      534,436
                                                         ----------   ----------

        Net property and equipment ...................      405,139      378,819
                                                         ----------   ----------

                                                         $1,138,905   $1,111,501
                                                         ==========   ==========

          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND SHAREHOLDERS' EQUITY            September 30,   December 31,
                                                        2003            2002
                                                    -------------   ------------

Current liabilities:
    Current maturities of long-term debt .......    $       476     $     1,298
    Accounts payable and accrued liabilities ...        147,510         167,574
    Payable to affiliates ......................          8,649           8,027
    Accrued environmental costs ................         22,867          51,307
    Income taxes ...............................          8,536           6,624
    Deferred income taxes ......................          1,684           3,219
                                                    -----------     -----------

        Total current liabilities ..............        189,722         238,049
                                                    -----------     -----------


Noncurrent liabilities:
    Long-term debt .............................        327,275         324,608
    Deferred income taxes ......................        152,118         143,518
    Accrued environmental costs ................         64,990          47,189
    Accrued pension cost .......................         43,194          43,757
    Accrued postretirement benefits cost .......         23,916          26,477
    Other ......................................         14,226          14,060
                                                    -----------     -----------

        Total noncurrent liabilities ...........        625,719         599,609
                                                    -----------     -----------


Minority interest ..............................          8,719           8,516
                                                    -----------     -----------


Shareholders' equity:
    Common stock ...............................          8,355           8,355
    Additional paid-in capital .................        777,819         777,819
    Retained earnings ..........................        127,779         101,554
    Accumulated other comprehensive loss .......       (163,729)       (186,221)
    Treasury stock .............................       (435,479)       (436,180)
                                                    -----------     -----------

        Total shareholders' equity .............        314,745         265,327
                                                    -----------     -----------

                                                    $ 1,138,905     $ 1,111,501
                                                    ===========     ===========

Commitments and contingencies (Notes 11 and 13)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                Three months ended          Nine months ended
                                                   September 30,               September 30,
                                               ----------------------    ----------------------
                                                 2003         2002          2003        2002
                                               ---------    ---------    ----------   ---------

Net sales ..................................   $ 242,931    $ 234,061    $ 762,535    $ 663,327
Cost of sales ..............................     177,432      177,521      563,498      510,021
                                               ---------    ---------    ---------    ---------

    Gross margin ...........................      65,499       56,540      199,037      153,306

Selling, general and administrative expense       29,705       28,479       90,059       78,105
Other operating income (expense):
    Currency transaction gains (losses), net        (458)         648       (4,299)        (803)
    Disposition of property and equipment ..       7,205         (146)       8,260          451
    Noncompete agreement income ............        --          1,000          333        3,000
    Legal settlement gains .................        --              5          650        2,360
    Corporate expense ......................      (9,721)     (10,664)     (48,238)     (28,272)
    Other income ...........................         152          321          415          464
    Other expense ..........................         (24)          (8)         (76)        (125)
                                               ---------    ---------    ---------    ---------

        Income from operations .............      32,948       19,217       66,023       52,276

Other income (expense):
    Trade interest income ..................         200          757          561        1,312
    Other interest income ..................         786        1,799        2,572        4,359
    Securities gains (losses), net .........         (54)         (47)       2,398          (59)
    Foreign currency transaction gain ......        --           --           --          6,271
    Interest expense .......................      (8,338)      (7,554)     (24,690)     (22,167)
                                               ---------    ---------    ---------    ---------

        Income before income taxes and
          minority interest ................      25,542       14,172       46,864       41,992

Income tax expense (benefit) ...............       8,939        4,677       (8,162)      11,695
Minority interest ..........................          18          713          176        1,083
                                               ---------    ---------    ---------    ---------

        Net income .........................   $  16,585    $   8,782    $  54,850    $  29,214
                                               =========    =========    =========    =========

Basic and diluted net income per share .....   $     .35    $     .18    $    1.15    $     .60
                                               =========    =========    =========    =========

Weighted-average shares used in the
 calculation of net income per share:
  Basic ....................................      47,717       48,623       47,702       48,772
  Dilutive impact of stock options .........          61           58           57           85
                                               ---------    ---------    ---------    ---------

  Diluted ..................................      47,778       48,681       47,759       48,857
                                               =========    =========    =========    =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                Three months ended       Nine months ended
                                                   September 30,            September 30,
                                               ----------------------  ----------------------
                                                 2003         2002          2003        2002
                                               ---------    ---------  ----------   ---------

Net income ...................................   $ 16,585    $ 8,782    $ 54,850    $29,214
                                                 --------    -------    --------    -------

Other comprehensive income (loss), net of tax:
    Marketable securities adjustment:
        Unrealized holding (loss) gain arising
          during the period ..................      5,548     (2,890)      8,217        239
        Less reclassification adjustment for
          realized gain included in net income       --         --        (1,474)      --
                                                 --------    -------    --------    -------

                                                    5,548     (2,890)      6,743        239

    Currency translation adjustment ..........      3,181     (4,601)     15,749     31,755
                                                 --------    -------    --------    -------

        Total other comprehensive
          income (loss) ......................      8,729     (7,491)     22,492     31,994
                                                 --------    -------    --------    -------

            Comprehensive income .............   $ 25,314    $ 1,291    $ 77,342    $61,208
                                                 ========    =======    ========    =======

          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      Nine months ended September 30, 2003

                                 (In thousands)


                                                                           Accumulated other
                                                                       comprehensive income (loss)
                                           Additional                ------------------------------------
                                 Common     paid-in     Retained     Currency      Pension    Marketable    Treasury
                                 stock      capital     earnings    translation  liabilities  securities      stock        Total
                              ---------- ------------ ------------ ------------- ----------- ------------ ------------- ---------

Balance at December 31, 2002  $   8,355   $ 777,819   $    101,554  $  (170,670)  $ (21,447)  $  5,896    $  (436,180) $  265,327

Net income                          -          -            54,850         -           -           -             -         54,850
Other comprehensive income,
 net of tax                         -          -              -          15,749        -         6,743           -         22,492
Dividends                           -          -           (28,625)        -           -           -             -       (28,625)

Treasury stock - reissued           -          -              -            -           -           -              701         701
                              ---------   ---------   ------------  -----------   ---------   --------    -----------  ----------

Balance at September 30, 2003 $   8,355   $ 777,819   $    127,779  $  (154,921)  $ (21,447)  $ 12,639    $  (435,479) $  314,745
                              =========   =========   ============  ===========   =========   ========    ===========  ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2003 and 2002

                                 (In thousands)


                                                                2003          2002
                                                              --------    ---------

Cash flows from operating activities:
    Net income ............................................   $ 54,850    $ 29,214
    Depreciation and amortization .........................     29,671      24,590
    Deferred income taxes .................................      1,795       3,549
    Distributions from TiO2 manufacturing joint
      venture, net ........................................      2,175       6,350
    Net (gains) losses from:
      Securities transactions .............................     (2,398)         59
      Disposition of property and equipment ...............     (8,260)       (451)
    Other, net ............................................     (5,227)     (3,895)
    Change in assets and liabilities:
        Accounts and other receivables ....................    (31,216)    (33,767)
        Insurance receivable ..............................      2,505      11,218
        Inventories .......................................     22,993      72,532
        Prepaid expenses ..................................       (340)     (5,208)
        Accounts payable and accrued liabilities ..........    (30,461)    (49,584)
        Income taxes ......................................      3,161         377
        Accrued environmental costs .......................     28,193       8,255
        Other, net ........................................        405       4,870
                                                              --------    --------

            Net cash provided by operating activities .....     67,846      68,109
                                                              --------    --------

Cash flows from investing activities:
    Capital expenditures ..................................    (23,819)    (18,070)
    Collection of loans to affiliates .....................      2,000         750
    Acquisition of business ...............................       --        (9,149)
    Change in restricted cash equivalents .................      1,053         821
    Proceeds from the disposition of property and equipment     10,638         848
                                                              --------    --------

            Net cash used by investing activities .........    (10,128)    (24,800)
                                                              --------    --------

          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2003 and 2002

                                 (In thousands)


                                                                  2003        2002
                                                               ----------  ----------

Cash flows from financing activities:
    Dividends paid .........................................   $(28,625)   $ (29,214)
    Treasury stock:
        Purchased ..........................................       --        (10,559)
        Reissued ...........................................        701          354
    Indebtedness:
        Borrowings .........................................     16,106      330,800
        Principal payments .................................    (45,868)    (271,939)
        Deferred financing costs ...........................       --        (10,590)
    Other, net .............................................        (14)         (11)
                                                               --------    ---------

            Net cash (used) provided by financing activities    (57,700)       8,841
                                                               --------    ---------

Cash and cash equivalents:
    Net change from:
        Operating, investing and financing activities ......         18       52,150
        Currency translation ...............................      1,547        2,455
        Acquisition of business ............................       --            196
                                                               --------    ---------
                                                                  1,565       54,801

    Balance at beginning of period .........................     58,091      116,037
                                                               --------    ---------

    Balance at end of period ...............................   $ 59,656    $ 170,838
                                                               ========    =========

Supplemental disclosures - cash paid (received) for:
    Interest ...............................................   $ 15,120    $  19,354
    Income taxes, net ......................................    (12,127)       7,837

    Acquisition of business:

        Cash and cash equivalents ..........................   $   --      $     196
        Restricted cash ....................................       --          2,685
        Goodwill and other intangible assets ...............       --          9,007
        Other noncash assets ...............................       --          1,259
        Liabilities ........................................       --         (3,998)
                                                               --------    ---------


            Cash paid ......................................   $   --      $   9,149
                                                               ========    =========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     NL Industries, Inc. ("NL") conducts its titanium dioxide pigments ("TiO2") operations through its wholly-owned subsidiary, Kronos Worldwide, Inc. ("Kronos"), formerly known as Kronos, Inc. At September 30, 2003, Valhi, Inc. ("Valhi") and its subsidiaries held approximately 84% of NL's outstanding common stock, and Contran Corporation ("Contran") and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of NL and Kronos, as well as the Chairman of the Board of each of Contran and Valhi, may be deemed to control each of such companies. See Notes 5 and 6.

     The consolidated balance sheet of NL Industries, Inc. and subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2003 and the consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the interim periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with the GAAP requirements for interim financial statements, including the applicable requirements of the Securities and Exchange Commission's Regulation S-X. Certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 (the "2002 Annual Report").

     In November 2003, NL announced that its board of directors had formally approved a plan to distribute approximately 48.7% of the outstanding shares of Kronos' common stock to NL shareholders in the form of a pro-rata dividend. The shares of Kronos common stock will be distributed on December 8, 2003 to NL shareholders of record as of November 17, 2003. Upon completion of the distribution, NL, Valhi and a wholly-owned subsidiary of Valhi will own an aggregate of approximately 92.5% of Kronos' common stock, and other NL shareholders would own the remaining 7.5%. As part of the plan, immediately prior to such distribution of shares of Kronos common stock, Kronos will pay a $200 million dividend to NL in the form of a long-term note payable. The $200 million long-term note payable to NL will be unsecured and bear interest at 9% per annum, with interest payable quarterly and all principal due in 2010. Kronos has applied to list its shares of common stock on the New York Stock Exchange under the trading symbol KRO. Completion of the distribution is subject to the satisfaction or waiver of certain conditions.

     As disclosed in the 2002 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. During the fourth quarter of 2002, following the cash settlement of certain stock options held by employees of the Company, the Company commenced accounting for its remaining stock options using the variable accounting method because the Company could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the Company's market price resulting in additional compensation expense (income). Net compensation income recognized by the Company in accordance with APBO No. 25 was $400,000 in each of the third quarter and first nine months of 2003, and net compensation expense (income) recognized by the Company was nil in each of the third quarter and first nine months of 2002.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the 2002 and 2003 periods presented if the Company had elected to account for its stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                         Three months ended                Nine months ended
                                                            September 30,                    September 30,
                                                   -------------------------------- --------------------------------
                                                        2003            2002             2003            2002
                                                   --------------- ---------------- --------------- ----------------
                                                               (In thousands, except per share amounts)

Net income - as reported                              $  16,585      $    8,782        $   54,850     $   29,214
Deduct:  Stock-based compensation income,
  net of tax, included in reported net income             (268)              -              (268)             -
Deduct:  Stock-based compensation cost, net
  of tax, determined under fair value based
  method for all awards                                   (120)           (271)             (361)          (813)
                                                   --------------- ---------------- --------------- ----------------

Net income - pro forma                                $  16,197      $    8,511        $   54,221     $   28,401
                                                   =============== ================ =============== ================

Net income per basic common share:
    As reported                                       $     .35      $      .18        $     1.15     $      .60
    Pro forma                                         $     .34      $      .18        $     1.14     $      .58
Net income per diluted common share:
    As reported                                       $     .35      $      .18        $     1.15     $      .60
                       Pro forma                      $     .34      $      .17        $     1.14     $      .58

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

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 were measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost was measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, were recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference between the amounts recognized as described above and the associated amounts recognized in the Company's balance sheet as of December 31, 2002 was recognized as a cumulative effect of change in accounting principle as of January 1, 2003. The effect of adopting SFAS No. 143 as of January 1, 2003, as summarized in the table below (in millions), did not have a material effect on the Company's consolidated financial position, results of operations or liquidity, and is not separately recognized in the accompanying statement of income.

Increase in carrying value of net property,
 plant and equipment:
    Cost                                                     $          .4
    Accumulated depreciation                                           (.1)
Decrease in liabilities previously accrued for
 closure and post closure activities                                    .3
Asset retirement obligation recognized                                 (.6)
                                                             -------------

        Net impact                                           $          -
                                                             =============

     At September 30, 2003, the asset retirement obligation was approximately $700,000 and was included in other noncurrent liabilities. Accretion expense on the asset retirement obligation during the first nine months of 2003, included in cost of sales, was nil. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligation would have been approximately $500,000 at January 1, 2002 and $600,000 at September 30, 2002, and the effect on the Company's reported net income for the nine months ended September 30, 2002 would not have been material.

Note 2 - Earnings per share:

     Basic earnings per share is based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of common shares outstanding and the dilutive impact of outstanding stock options.

Note 3 - Accounts and other receivables:

                                                    September 30,     December 31,
                                                        2003              2002
                                                    -------------     ------------
                                                              (In thousands)

Trade receivables ..............................      $ 164,425       $ 124,044
Insurance claims receivable ....................             53           2,558
Recoverable VAT and other receivables ..........         14,168          12,861
Allowance for doubtful accounts ................         (2,636)         (2,605)
                                                      ---------       ---------

                                                      $ 176,010       $ 136,858
                                                      =========       =========

Note 4 - Inventories:

                                                    September 30,       December 31,
                                                        2003               2002
                                                    ------------       -------------
                                                            (In thousands)

Raw materials ............................           $ 33,049           $ 54,077
Work in process ..........................             17,028             15,936
Finished products ........................            119,414            109,203
Supplies .................................             33,830             30,666
                                                     --------           --------

                                                     $203,321           $209,882
                                                     ========           ========

Note 5 - Marketable equity securities:

                                                    September 30,      December 31,
                                                        2003               2002
                                                    -------------      ------------
                                                             (In thousands)

Available-for-sale marketable
 equity securities:
Valhi ......................................           $53,025           $ 9,845
Tremont Group ..............................              --              30,634
Tremont ....................................              --                 243
Other ......................................                70               179
                                                       -------           -------

    Aggregate fair value ...................           $53,095           $40,901
                                                       =======           =======

     In February 2003 Valhi completed a series of merger transactions pursuant to which, among other things, Tremont Group, Inc. ("Tremont Group") and Tremont Corporation ("Tremont") both became wholly-owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to the Company in return for the Company's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to all Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders. The Company received approximately 27,770 shares of Valhi common stock in the second transaction. The number of shares of Valhi common stock issued to the Company in exchange for the Company's 20% ownership interest in Tremont Group was equal to the Company's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the same 3.4 exchange ratio. The Valhi common stock owned by the Company is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission ("SEC") Rule 144. The Company reported a pre-tax securities transaction gain of approximately $2.3 million in the first quarter of 2003 which represented the difference between the market value of the shares of Valhi received and the cost basis of the Tremont Group and Tremont shares exchanged. Following these transactions, the Company owned approximately 4.7 million shares of Valhi's outstanding common stock (approximately 4% of Valhi's outstanding shares). The Company will continue to account for its shares of Valhi common stock as available-for-sale marketable equity securities carried at fair value (based on quoted market prices). The shares of Valhi common stock cannot be voted by the Company under Delaware Corporation Law, but the Company does receive dividends from Valhi on these shares, when declared and paid. For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock.

Note 6 - Receivable from affiliates:

     In May 2001 a wholly owned subsidiary of the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS") loaned $20.0 million to the Harold C. Simmons Family Trust No. 2 (the "Family Trust"), one of the trusts described in Note 1, under a $25.0 million revolving credit agreement. The loan was approved by special committees of the Company's and EMS's Boards of Directors. The loan bears interest at prime (4.0% at September 30, 2003), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's interest in the Company, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At September 30, 2003, the outstanding loan balance was $16.0 million and $9.0 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at September 30, 2003, as the Company does not expect to demand repayment within one year.

Note 7 - Other noncurrent assets:

                                                       September 30,    December 31,
                                                           2003            2002
                                                       -------------    ------------
                                                             (In thousands)
Deferred financing costs, net ....................        $10,008        $10,550
Goodwill .........................................          6,406          6,406
Unrecognized net pension obligations .............          6,439          5,561
Intangible asset, net ............................          1,982          2,230
Restricted cash equivalents ......................           --            1,344
Other ............................................          1,903          4,580
                                                          -------        -------

                                                          $26,738        $30,671
                                                          =======        =======

Note 8 - Accounts payable and accrued liabilities:

                                                   September 30,      December 31,
                                                       2003              2002
                                                   -------------      ------------
                                                            (In thousands)
Accounts payable .........................           $ 62,188           $ 97,140
                                                     --------           --------
Accrued liabilities:
    Employee benefits ....................             35,073             34,349
    Interest .............................              7,451                240
    Deferred income ......................               --                  333
    Other ................................             42,798             35,512
                                                     --------           --------

                                                       85,322             70,434
                                                     --------           --------

                                                     $147,510           $167,574
                                                     ========           ========

Note 9 - Other noncurrent liabilities:

                                                       September 30,   December 31,
                                                           2003           2002
                                                       -------------   ------------
                                                              (In thousands)

Insurance claims and expenses ..................         $ 6,870         $ 7,674
Employee benefits ..............................           4,422           4,025
Other ..........................................           2,934           2,361
                                                         -------         -------

                                                         $14,226         $14,060
                                                         =======         =======

Note 10 - Long-term debt:

                                                              September 30, December 31,
                                                                  2003        2002
                                                              ------------- ------------
                                                                    (In thousands)

8.875% Senior Secured Notes,(euro)285 million principal amount   $326,924   $296,942
Revolving credit facility ....................................       --       27,077
Other ........................................................        827      1,887
                                                                 --------   --------
                                                                  327,751    325,906

Less current maturities ......................................        476      1,298
                                                                 --------   --------

                                                                 $327,275   $324,608
                                                                 ========   ========

     In March 2003 the Company borrowed (euro)15.0 million ($16.1 million when borrowed), in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid), and in the third quarter of 2003 the Company repaid (euro)30.0 million ($33.9 million when repaid) under the revolving credit facility.

Note 11 - Income taxes:

     The difference between the provision for income tax expense attributable to income before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                 -----------------------------------
                                                                                      2003               2002
                                                                                 ----------------   ----------------
                                                                                           (In thousands)

Expected tax expense                                                                $  16,402          $  14,697
Non-U.S. tax rates                                                                       (239)            (3,918)
Incremental tax on income of companies
  not included in NL's consolidated U.S.
  federal income tax return                                                               120                403
Refund of prior year German taxes                                                     (24,564)                 -
Valuation allowance                                                                    (1,068)            (1,828)
U.S. state income taxes                                                                   290                 38
Tax contingency reserve adjustments, net                                                    -              2,214
Other, net                                                                                897                 89
                                                                                 ----------------   ----------------

        Income tax (benefit) expense                                              $    (8,162)         $  11,695
                                                                                 ================   ================


     Certain of the Company's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

     The Company's and EMS' 1998 U.S. federal income tax returns are being examined by the U.S. Internal Revenue Service ("IRS"), and the Company and EMS have each granted extensions of the statute of limitations for assessment of tax with respect to their 1998 and 1999 income tax returns until September 30, 2004. Based upon the course of the examination, the Company anticipated that the IRS would propose a substantial tax deficiency, including penalties and interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, the Company applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 the Company received notification from the IRS that it had been accepted into the settlement initiative. Under the initiative, no penalties will be assessed and final settlement with the IRS is to be reached through negotiation and, if necessary, through a specified arbitration procedure. The Company anticipates that settlement of the matter will likely occur in 2004, resulting in payments of federal and state taxes and interest ranging from $33 million to $45 million. Additional payments in later years may be required as part of the settlement. The Company believes that it has provided adequate accruals to cover the currently expected range of settlement outcomes.


     The Company has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.1 million ($11.6 million at September 30, 2003). The Company has filed protests to the assessments with respect to such years. The Company is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003 the Company received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999. The anticipated assessment, including interest, is expected to approximate
(euro)13.3 million ($15.2 million at September 30, 2003). The Company believes the proposed assessment related to 1999 is without merit, and in April 2003 filed a written response in opposition to the notification of intent to assess. The Belgian tax authorities have indicated they intend to file a lien on the fixed assets of the Company's Belgian TiO2 operations.

     In 2002, the Company received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately NOK 12.2 million ($1.7 million at September 30, 2003) relating to 1998 through 2000. The Company has objected to this proposed assessment in a written response to the Norwegian tax authorities.

     In the first quarter of 2003, Kronos was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in Kronos' favor concerning a claim-for-refund suit in which Kronos sought refunds of prior taxes paid during the periods 1990 through 1997. Kronos has filed certain amended German tax returns claiming such refunds for all years affected by the Court's decision, which is expected to result in an estimated refund of taxes and interest of approximately $40 million. Receipt of the German tax refunds is subject to satisfaction of various procedural requirements, including a review and acceptance of the amended German tax returns by the German tax authorities. Certain of these procedural requirements were satisfied in the second quarter of 2003 with respect to a portion of the refund claim, and in July 2003 the German tax authorities refunded Kronos a portion of the total anticipated refund. The portion received in July was (euro)21.5 million ($24.6 million). Kronos has reflected this tax refund in its second quarter 2003 results of operations. The Company expects to receive the remaining refunds over the next four to six months, a portion of which may result in an additional income tax benefit.

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

     At September 30, 2003, the Company had the equivalent of approximately $452 million of income tax loss carryforwards in Germany with no expiration date. However, the Company has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because the Company currently believes it does not meet the "more-likely-than-not" recognition criteria. In August 2003, the German federal government proposed new tax law amendments that would limit the annual utilization of income tax loss carryforwards, to become effective in 2004. This proposal is similar to a proposal the German federal government introduced in 2002 that was never enacted. There can be no assurance that these proposed law amendments will be enacted, and if enacted, when they would become effective. Such proposal, if enacted as proposed, would significantly affect the Company's future income tax expense and cash tax payments.

     At September 30, 2003, the Company had net deferred tax liabilities of $143 million. The Company operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). The Company has provided a deferred tax valuation allowance of $195 million at September 30, 2003, principally related to Germany, partially offsetting deferred tax assets that the Company believes do not currently meet the "more-likely-than-not" recognition criteria.

     The Company reduced its deferred income tax valuation allowance by $1.1 million in the first nine months of 2003 and $1.8 million in the first nine months of 2002 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.


Note 12 - Other income (expense):

 Operating items

     As part of the sale of Rheox in January 1998, the Company received a $20 million fee for entering into a five-year covenant not to compete in the rheological products business. The Company amortized the fee to income using the straight-line method over the five-year noncompete period beginning January 30, 1998. The agreement became fully amortized in January 2003.

     In both 2002 and 2003, the Company recognized litigation settlement gains with former insurance carrier groups to settle certain insurance coverage claims related to environmental remediation. Income related to these litigation settlement gains is recognized as part of income from operations because the related environmental remediation expense to which the recovery related is also recognized as a component of income from operations. No further material settlements relating to litigation concerning environmental remediation coverage are expected to be received.


     In the first nine months of 2003, the Company disposed of certain real property and other assets for approximately $10.6 million.

     Corporate expense includes environmental, legal and other costs attributable to formerly owned business units, as well as certain administrative expenses (primarily legal, finance, accounting and tax). Corporate expense for the first nine months of 2003 increased approximately $20 million from the comparable prior-year period primarily due to higher environmental and legal expenses.

  Nonoperating items

     The foreign currency transaction gain of $6.3 million reported in the first nine months of 2002 related to the second quarter extinguishment of certain intercompany indebtedness with Kronos International, Inc. ("KII"), a wholly-owned subsidiary of the Company.

Note 13 - Commitments and contingencies:

  Environmental matters and litigation

     Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's ("EPA") Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims.

     The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. At September 30, 2003, the Company had approximately $88 million accrued for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $127 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the settlements discussed in Note 12.

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

     At September 30, 2003, there are approximately 15 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is unknown either as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     At September 30, 2003, the Company had approximately $21 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by certain trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures. Restricted cash and marketable debt securities decreased approximately $38 million in the first nine months of 2003 primarily due to a $30.8 million payment related to the final settlement of the previously-reported Granite City, Illinois lead smelter site. The Company may have to pay up to an additional $.7 million related to this site upon completion of an EPA audit of certain response costs. No further material expenditures are expected to be made for this site.

  Lead pigment litigation

     Since 1987 the Company, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities or school districts, and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including public and private nuisance, negligent product design, failure to warn, strict liability, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Several former cases have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages; some are on appeal following dismissal or summary judgment rulings in favor of the defendants.

     The Company believes that these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend all actions vigorously. The Company has not accrued any amounts for the pending lead pigment litigation. Liability that may result, if any, cannot reasonably be estimated.

     Various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn the precedent set by court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, imposition of market share liability or other legislation could have such an effect.

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

  Other litigation

     The Company had been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 390 of these cases involving a total of approximately 31,500 plaintiffs and their spouses remain pending. The Company has not accrued any amounts for this litigation because liability that may result to NL, if any, can not be reasonably estimated. In addition, from time to time, the Company has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of the Company, including notices provided to insurers with which the Company has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from the Company.

     The Company's Belgian subsidiary and various of its Belgian employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at the Company's Langerbrugge, Belgium facility in October 2000. The investigation stage of these proceedings was completed in 2002. In May 2003 the Belgian authorities referred the proceedings against the Company's Belgian subsidiary and certain of its Belgian employees to the criminal court for trial. Trial briefs have been submitted to the criminal court by the parties and a final hearing and determination by the court is scheduled for January 2004.

     The Company currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     For descriptions of certain other legal proceedings, environmental, income tax and other commitments and contingencies related to the Company, reference is made to (i) the Company's 2002 Annual Report, (ii) the Company's Quarterly Reports on Form 10-Q, as amended, for the quarters ended March 31, 2003 and June 30, 2003, and (iii) Note 11.

Note 14 -  Accounting principle not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, at December 31, 2003. The Company is still studying this newly-issued interpretation. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No 46), the interpretation is complex, and the staff of the FASB continues to provide implementation guidance, and therefore, the impact of adopting the consolidation requirements of FIN No. 46 has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                            Three months ended                         Nine Months ended
                                               September 30,                             September 30,
                                   ---------------------------------------- ----------------------------------------
                                                                   %                                        %
                                      2003          2002         Change        2003          2002         Change
                                   ------------  ------------ ------------- ------------  ------------ -------------
                                                       (In millions, except percentages and metric tons)

Net sales and operating
  income
    Net sales                        $   242.9     $  234.1        +4%       $   762.5      $   663.3       +15%
    Cost of sales                        177.4        177.5          *           563.5          510.0       +10%
                                   ------------  ------------               ------------  ------------

      Gross margin                        65.5         56.6       +16%           199.0          153.3       +30%
    Selling, general and
     administrative expense               29.8         28.5        +4%            90.1           78.2       +15%
    Other operating income
      (expense):
      Currency transaction gains
       (losses), net                       (.4)          .7                       (4.3)           (.8)
      Disposition of property and
       equipment                           7.2          (.2)                       8.3             .5
      Noncompete agreement
       income                             -             1.0                         .3            3.0
      Legal settlement gains              -            -                            .7            2.3
      Corporate expense                   (9.7)       (10.6)                     (48.2)         (28.2)
      Other income                          .1           .3                         .4             .5
      Other expense                       -            -                           (.1)           (.1)
                                   ------------  ------------               ------------  ------------

        Income from operations       $    32.9     $   19.3       +70%       $    66.0      $    52.3       +26%
                                   ============  ============               ============  ============

TiO2 operating statistics Percent change in average selling price:
        Using actual foreign
          currency exchange rates                                 +10%                                      +15%
        Impact of changes in
         foreign currency
         exchange rates                                            -8%                                      -10%
                                                              -------------                            -------------
        In billing currencies                                      +2%                                       +5%

    Sales volume (metric tons in
      thousands)                         110.9        117.4        -6%           350.3          352.4        -1%

    Production volume (metric
      tons in thousands)                 117.5        116.0        +1%           354.2          334.9        +6%


------------------------------------
* less than 1%

Comparison of three months ended September 30, 2003 and 2002 - Sales, cost of sales, gross margin and selling, general and administrative expenses

     The Company's sales and gross margin increased $8.8 million (4%) and $8.9 million (16%), respectively, in the third quarter of 2003 compared to the third quarter of 2002 due primarily to higher average TiO2 selling prices partially offset by lower TiO2 sales volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies in the third quarter of 2003 were 2% higher than the third quarter of 2002, with the greatest improvement in European and export markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the third quarter of 2003 increased 10% compared to the third quarter of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices were 1% lower in the third quarter of 2003 as compared to the second quarter of the year.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 10% changes in the Company's average TiO2 selling prices during the third quarter of 2003 as compared to the same period in 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 2% change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such period is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volume in the third quarter of 2003 was 6% lower than the third quarter of 2002, with substantially all of the decrease occurring in export markets. The Company's TiO2 production volume in the third quarter of 2003 was 1% higher than the third quarter of 2002, with operating rates at near full capacity in both the third quarter of 2003 and 2002.

     The increase in average TiO2 selling prices increased gross margin by $5.5 million, while the lower TiO2 sales volume decreased gross margin by $5.4 million. The effect of the increase in TiO2 production volumes during the third quarter of 2003 as compared to the third quarter of 2002 was not material.

     The Company's cost of sales in the third quarter of 2003 was comparable to the third quarter of 2002. The Company's cost of sales as a percentage of net sales decreased from 76% in the third quarter of 2002 to 73% in the third quarter of 2003 primarily due to the higher average selling prices and higher production volumes.

     The increase in the Company's gross margin, quantified above, is due to the net effects of the changes in sales and cost of sales during such periods.

     The Company's selling, general and administrative expenses in the third quarter of 2003 were approximately $1.3 million (4%) higher than the third quarter of 2002 primarily due to the effects of foreign currency translation, which increased the Company's expenses in the third quarter of 2003 as compared to the same period in 2002. Offsetting the effect of changes in foreign currency exchange rates, distribution and selling expenses associated with the lower sales volume were approximately $600,000 (3%) lower in the third quarter of 2003 as compared to the same period in 2002. The Company's selling, general and administrative expenses were approximately 12% of sales in both the third quarter of 2003 and 2002.

     The Company has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of the Company's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of the Company's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in the third quarter of 2003 by a net $16.6 million compared to the same period in 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted the Company's foreign currency-denominated operating expenses. The Company's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter of 2003 compared to the same period in 2002. Overall, the net impact of currency exchange rate fluctuations slightly increased the Company's income from operations in the third quarter of 2003 as compared to the third quarter of 2002.

Comparison of nine months ended September 30, 2003 and 2002 - Sales, cost of sales, gross margin and selling, general and administrative expenses

     The Company's sales and gross margin increased $99.2 million (15%) and $45.7 million (30%), respectively, in the first nine months of 2003 compared to the first nine months of 2002 due primarily to higher average TiO2 selling prices and higher TiO2 production volume, partially offset by slightly lower TiO2 sales volume and higher operating costs (particularly energy costs, which increased by approximately $8 million). Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in billing currencies in the first nine months of 2003 was 5% higher than the first nine months of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in the first nine months of 2003 increased 15% compared to the first nine months of 2002.

     The difference between the 15% change in the Company's average TiO2 selling prices during the first nine months of 2003 as compared to the same period in 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 5% change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) during such period is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in the Company's average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's TiO2 sales volumes in the first nine months of 2003 were 1% lower than the first nine months of 2002. The Company's TiO2 production volumes in the first nine months of 2003 were 6% higher than the first nine months of 2002, with operating rates at near full capacity in both the first nine months of 2003 and 2002.

     The increase in average TiO2 selling prices and higher TiO2 production volumes increased gross margin by $28.8 million and $9.1 million, respectively. The effect of the decrease in TiO2 sales volumes during the first nine months of 2003 as compared to the same period in 2002 was not material.

     The Company's cost of sales increased $53.5 million (10%) in the first nine months of 2003 compared to the first nine months of 2002. The Company's cost of sales as a percentage of net sales decreased from 77% in the first nine months of 2002 to 74% in the first nine months of 2003 primarily due to the higher average selling prices and higher production volume, partially offset by the higher operating costs.

     The increase in the Company's gross margin, quantified above, is due to the net effects of the changes in sales and cost of sales during such periods.

     The Company's selling, general and administrative expenses increased $11.9 million (15%) in the first nine months of 2003 as compared to the first nine months of 2002 primarily due to the effects of foreign currency translation, which increased the Company's expenses in the first nine months of 2003 as compared to the same period in 2002. The Company's selling, general and administrative expenses were approximately 12% of sales in the first nine months of both 2003 and 2002.

     As discussed above, the Company has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased the Company's sales in the first nine months of 2003 by a net $71.0 million compared to the same period in 2002, and decreased the Company's income from operations by $2.3 million.

Other operating income (expense)

     The noncompete agreement income relates to a covenant not to compete related to the sale of Rheox in 1998. The agreement became fully amortized in January 2003. The litigation settlement gains in all periods relate to a settlement with former insurance carrier groups. No further material settlements relating to litigation concerning environmental remediation coverage are expected. The gain on disposal of fixed assets in 2003 related primarily to the disposal of certain real property not associated with the Company's TiO2 operations.

     Corporate expense for the first nine months of 2003 increased $20.0 million from the comparable prior-year period primarily due to higher environmental expenses related to remediation of formerly owned business units of NL (principally related to one formerly owned site for which the remediation process is expected to occur over the next several years) and higher legal expenses of NL. Corporate expenses are expected to be higher for full-year 2003 as compared to full-year 2002 due to higher environmental expenses and slightly higher legal expenses associated with the defense of lead pigment litigation.

     As a net result of the items discussed above, the Company's income from operations increased 70% from $19.3 million in the third quarter of 2002 to $32.9 million in the third quarter of 2003. For the first nine months of 2003, the Company's income from operations increased 26% from $52.3 million in the first nine months of 2002 to $66.0 million in the first nine months of 2003.

Outlook

     The Company expects that its gross margin in 2003 will be higher than in 2002 primarily due to higher average TiO2 selling prices and higher sales and production volumes, partially offset by higher operating costs (particularly energy costs). The Company's TiO2 production volume in 2003 is expected to be higher than the Company's 2003 TiO2 sales volume, with finished goods inventories rising modestly. The Company's expectations as to the future prospects for the Company and the TiO2 industry are based upon a number of factors beyond the Company's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions by competitors and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

  Other Income (Expense) Items

         The following table sets forth certain information regarding general corporate income (expense).

                                          Three months ended                          Nine months ended
                                            September 30,                               September 30,
                               -----------------------------------------  ------------------------------------------
                                   2003          2002       Difference        2003          2002        Difference
                               ------------- ------------- -------------  ------------- -------------  -------------
                                                                  (In millions)

Trade interest income            $     .2       $    .7       $   (.5)       $    .6        $   1.3       $   (.7)
Other interest
 Income                                .8           1.8          (1.0)           2.6            4.4          (1.8)
Securities gains (losses),
 net                                  (.1)         -              (.1)           2.4            (.1)          2.5
Foreign currency
 transaction gain                    -             -             -              -               6.3          (6.3)
Interest expense                     (8.3)         (7.6)          (.7)         (24.7)         (22.2)         (2.5)
                               ------------- ------------- -------------  ------------- -------------  -------------

                                 $   (7.4)      $  (5.1)      $  (2.3)       $ (19.1)       $ (10.3)      $  (8.8)
                               ============= ============= =============  ============= =============  =============

     Interest income was lower in the third quarter and the first nine months of 2003 as compared to the year earlier periods due to lower levels of available funds invested and lower average yields. The Company expects interest income to be lower for full-year 2003 than full-year 2002 due to lower average yields and lower average levels of funds available for investment. Securities gains for the first nine months of 2003 were higher than the first nine months of 2002 primarily due to a $2.3 million noncash securities transaction gain related to the exchange of the Company's holdings of Tremont Corporation common stock for shares of Valhi, Inc. common stock as a result of a series of merger transactions completed in February 2003. See Note 5 to the Consolidated Financial Statements.

     The foreign currency transaction gain in the first nine months of 2002 related to the extinguishment of certain intercompany indebtedness with KII.

     Interest expense in the third quarter and first nine months of 2003 increased $.7 million and $2.5 million, respectively, from the comparable prior-year periods, primarily due to higher levels of outstanding debt and associated currency effects, partially offset by lower interest rates. Interest expense in the first nine months of 2002 included $2.0 million related to the early extinguishment of the Company's 11.75% Senior Secured Notes. Assuming no significant change in interest rates, interest expense for full-year 2003 is expected to be higher than full-year 2002 due to higher levels of outstanding indebtedness, partially offset by lower average interest rates.

  Provision for income taxes

     See Note 11 to the Consolidated Financial Statements.

  Other

     Minority interest in all periods presented primarily relates to EMS.

  Recently adopted accounting principle

     As described in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

  Accounting principle not yet adopted

     See Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2003 and 2002 are presented below.

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     -------------------------------
                                                                                         2003             2002
                                                                                     --------------   --------------
                                                                                             (In millions)

Net cash provided (used) by:
    Operating activities                                                              $     67.8           $ 68.1
    Investing activities                                                                   (10.1)           (24.8)
    Financing activities                                                                   (57.7)             8.8
                                                                                     --------------   --------------

      Net cash provided by operating,
       investing, and financing activities                                           $        -        $     52.1
                                                                                     ==============   ==============

  Operating activities

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of the Company. Cash flows from operations is the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the statement of income impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     Cash flows from operating activities decreased from $68.1 million in the first nine months of 2002 to $67.8 million in the first nine months of 2003. This $300,000 decrease was due primarily to the net effect of (i) higher net income of $25.6 million, (ii) higher depreciation expense of $5.1 million, (iii) $7.8 million of higher gains on disposition of property and equipment in the first nine months of 2003, (iv) lower distributions from the manufacturing joint venture of $4.2 million and (v) a higher amount of net cash used to fund changes in the Company' inventories, receivables, payables and accrued environmental of $16.6 million in the first nine months of 2003. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

  Investing activities

     The Company's capital expenditures were $23.8 million and $18.1 million in the first nine months of 2003 and 2002, respectively. Capital expenditures in the first nine months of 2002 included approximately $2.6 million related to reconstruction of the Company's Leverkusen, Germany sulfate plant damaged in the March 2001 fire.

     In May 2003 the Family Trust repaid $2 million principal amount on the revolving credit agreement. See Note 6 to the Consolidated Financial Statements.

     In the first nine months of 2003, the Company disposed of certain real property and other assets for approximately $10.6 million.

     In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million.

  Financing activities

     In March 2002, the Company redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 the Company redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility ("European Credit Facility") and borrowed
(euro)13 million ($13 million when borrowed) and NOK 200 million ($26 million when borrowed) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In the third quarter of 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) of the European Credit Facility. See Note 10 to the Consolidated Financial Statements.

     In March 2003 the Company borrowed (euro)15 million ($16.1 million when borrowed), in April 2003 the Company repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003 the Company repaid (euro)30.0 million ($33.9 million when repaid) under the European Credit Facility.

     In September 2002 the Company's U.S. operating subsidiaries entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility").

     Deferred financing costs of $10.6 million for the KII 8.875% Senior Secured Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of September 30, 2003.

     In the third quarter of 2003, the Company paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.5 million. Dividends paid during the first nine months of 2003 and 2002 totaled $.60 per share, or $28.6 million and $29.2 million, respectively. On October 21, 2003, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of December 12, 2003 to be paid on December 29, 2003.

     In the first nine months of 2003 the Company made no repurchases of common stock. During the first nine months of 2002, the Company purchased approximately 719,000 shares of its common stock in the open market at an aggregate cost of approximately $10.6 million.

   Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability

     At September 30, 2003, the Company had cash and cash equivalents aggregating $59.7 million, current restricted cash equivalents of $22.1 million, current restricted marketable debt securities of $8.2 million and noncurrent restricted marketable debt securities of $3.6 million. Of such aggregate $93.6 million amount, $21.9 million was held by non-U.S. subsidiaries. Restricted cash equivalents and restricted marketable debt securities decreased approximately $38 million in the first nine months of 2003 primarily due to a $30.8 million payment in the second quarter of 2003 related to the final settlement of the previously-reported Granite City, Illinois lead smelter site. The Company may have to pay up to an additional $.7 million related to this site upon completion of an EPA audit of certain response costs. No further material expenditures are expected to be made for this site. At September 30, 2003, certain of the Company's subsidiaries had approximately $136 million available for borrowing with approximately $92 million available under non-U.S. credit facilities (including approximately $89 million under the European Credit Facility) and approximately $44 million under the U.S. Credit Facility. At September 30, 2003, the Company had complied with all financial covenants governing its debt agreements.

     Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its near-term obligations, including operations, capital expenditures, debt service and current dividend policy. To the extent actual developments differ from the Company's expectations, the Company could be adversely affected.

  Income tax contingencies

     See Note 11 to the Consolidated Financial Statements.

  Lead pigment litigation, environmental matters and other litigation

     See Note 13 to the Consolidated Financial Statements and Part II, Item 1. "Legal Proceedings."

  Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors.

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

  Special note regarding forward-looking statements

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's TiO2 business,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    Recoveries from insurance claims and the timing thereof,
o    The ability of the Company to renew or refinance credit facilities,
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including the Company, with respect to asserted health concerns associated with the use of such products),
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate resolution of pending litigation (such as the Company's lead pigment litigation and litigation surrounding environmental matters of the Company), and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.


ITEM 4.      CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold
C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Note 13 to the Consolidated Financial Statements, and for descriptions of certain previously reported legal proceedings, reference is made to the 2002 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587) (formerly known as Borden et al. vs. The Sherwin-Williams Company, et al.) In October 2003, the court set June 24, 2004 as the trial date.

     Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). In August 2003, the trial court granted the plaintiff's motion to dismiss the Company with prejudice.

     Jackson et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Case No. 2002-10-CV1). In August 2003, the court set a trial date of June 1, 2004.

     City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). In October 2003, the trial court granted defendants' motion to dismiss. The time for appeal has not yet run.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV0030066). In July 2004, Defendants' motion for summary judgment was granted by the trial court, and the plaintiff has appealed.

     Cole, et al. v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)). The Company has answered the complaint and denied all of the plaintiffs' allegations.

     Crawford, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-304); Barr, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-305); Brewer, et al.
v. ASARCO Incorporated, et al. (Case No. CJ-03-306); Kloer, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-307); Rhoten, et al. v. Asarco Incorporated, et al. (Case No. CJ-03-308) (all in the District Court in and for Ottawa County, State of Oklahoma). The Company removed the cases to the United States District Court for the Northern District of Oklahoma. The Company has answered the complaint and has denied all of the plaintiffs' allegations.

     In November  2003,  the Company was served with a complaint in Lauren Brown
v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425). The complaint seeks damages against the Company and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor's residence. The Company intends to deny all allegations of liability.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

   2.1 - Form of Distribution Agreement between NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 2.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

  10.1 - Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

  10.2 -       Form  of  Intercorporate   Services   Agreement  between  Contran
               Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

  10.3 - Form of Kronos Worldwide, Inc. Long-Term Incentive Plan - incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

  10.4 - Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

  31.1 -       Certification.

  31.2 -       Certification.

  32.1 -       Certification.

     (b) Reports on Form 8-K

          Reports on Form 8-K for the quarter ended September 30, 2003:

             July 31, 2003 - Reported Items 7 and 9.

             August 8, 2003 - Reported Items 7 and 9.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     NL INDUSTRIES, INC.
                 -----------------------------------------------------------
                                       (Registrant)



Date:  November 11, 2003                By  /s/ Gregory M. Swalwell
------------------------                    -----------------------------------
                                            Gregory M. Swalwell
                                            Vice President, Finance
                                            (Principal Financial Officer and
                                            Accounting Officer)