Form 10-K
period 2003-12-31
NL INDUSTRIES INC
filed 2004-03-09
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 For the fiscal year ended December 31, 2003

    Commission file number 1-640

                               NL INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New Jersey                                           13-5267260
--------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
-------------------------------------------               --------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
 Title of each class                                      which registered

     Common stock                                      New York Stock Exchange
   ($.125 par value)                                   Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes X No

The aggregate market value of the 7.2 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2003 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $122.5 million.

As of February 27, 2004, 48,262,284 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.







                                     PART I


ITEM 1.  BUSINESS

     NL Industries, Inc., (NYSE:NL) organized as a New Jersey corporation in 1891, conducts its primary operations through its majority-owned subsidiary, Kronos Worldwide, Inc. (NYSE:KRO)(formerly known as Kronos, Inc.). NL and its consolidated subsidiaries are sometimes referred to herein collectively as the "Company." The Company held approximately 51% of Kronos' common stock at December 31, 2003. Kronos is the world's fifth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 2003. Approximately one-half of the Company's 2003 sales volume was in Europe, where the Company is the second largest producer of TiO2 with an estimated 18% share of European TiO2 sales volumes. The Company has an estimated 15% share of North American TiO2 sales volume. Kronos has production facilities throughout Europe and North America.

     At December 31, 2003, Valhi, Inc. and Tremont LLC, a wholly-owned subsidiary of Valhi, held an aggregate of approximately 84% of NL's outstanding common stock and approximately 32% of Kronos' outstanding common stock. At December 31, 2003, Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of each of Contran, Valhi, NL, Kronos and Tremont, may be deemed to control each of such companies. See Notes 1 and 16 to the Consolidated Financial Statements.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which the Company's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters), and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

     Industry. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers, food, ceramics and cosmetics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

     Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in Western industrialized nations, can significantly impact the Company's earnings and operating cash flows. Kronos' average TiO2 selling prices were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the third and fourth quarters of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003. Industry-wide demand for TiO2 is estimated to have been flat or declined slightly throughout 2003. This is believed to have been the result of lower customer inventory levels resulting from overall declining selling prices. Volume demand in 2004 is expected to increase moderately over 2003 levels.

     Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China as the economies in these regions develop to the point that quality-of-life products, including TiO2, are in greater demand. The Company believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe. Geographic information is contained in Note 3 to the Consolidated Financial Statements.

     Products and operations. TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, provides better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

     The Company believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of the Company's markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed TiO2 consumption over the past decade because, to date, extenders generally have failed to match the performance characteristics of TiO2. As a result, the Company believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

     The Company currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. The Company's major customers include domestic and international paint, plastics and paper manufacturers.

     The Company is one of the world's leading producers and marketers of TiO2. The Company and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. The Company's manufacturing facilities are located in Germany, Canada, Belgium and Norway, and the Company owns a one-half interest in a TiO2 manufacturing joint venture located in Louisiana, U.S.A. The Company conducts sales and marketing activities in over 100 countries worldwide. The Company and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, the Company believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of the Company's 2003 TiO2 sales were to Europe, with approximately 40% to North America and the balance to export markets.

     The Company is also engaged in the mining and sale of ilmenite ore (a raw material used directly as a feedstock by some sulfate-process TiO2 plants) pursuant to a governmental concession with an unlimited term that allows the Company to operate an ilmenite mine in Norway. The ore body, owned by the Norwegian government, has estimated ilmenite reserves that are expected to last at least 20 years. Approximately 5% of the Company's consolidated net sales in each of the last three years represented ilmenite sales to third-party customers. The Company is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived co-products of the pigment production processes). The Company's water treatment chemicals (marketed under the name Ecochem) are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments. Sales of water treatment chemicals were approximately 3% of the Company's revenues in each of 2001, 2002 and 2003.

     Manufacturing process and raw materials. The Company manufactures TiO2 using both the chloride process and the sulfate process. Approximately 72% of the Company's current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is `finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

     Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2003, chloride-process production facilities represented approximately 62% of industry capacity.

     The Company produced a new Company record 476,000 metric tons of TiO2 in 2003, compared to the prior record 442,000 metric tons produced in 2002 and 412,000 metric tons in 2001. The Company's average production capacity utilization rate in 2003 was near full capacity, up from 96% in 2002. The rates in 2002 and 2003 were higher than in 2001 due in part to continued debottlenecking activities. The Company believes its current annual attainable production capacity is approximately 480,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). The Company expects this production capacity will be increased by approximately 10,000 metric tons, primarily at its chloride facilities, with moderate capital expenditures, bringing the Company's capacity to approximately 490,000 metric tons during 2005.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock derived from sand ilmenite, natural rutile ore, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. The Company purchased approximately 390,000 metric tons of chloride feedstock in 2003, of which the vast majority was slag.

     The Company purchased slag in 2003 from two subsidiaries of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa and Q.I.T. Fer et Titane Inc. Canada ("Q.I.T.") under long-term supply contracts that expire at the end of 2007 and 2006 respectively. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2005. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock, derived primarily from rock and beach sand ilmenite, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, the Company operates a rock ilmenite mine in Norway, which provided all of the Company's feedstock for its European sulfate-process pigment plants in 2003. The Company produced approximately 850,000 metric tons of ilmenite in 2003, of which approximately 300,000 metric tons were used internally with the remainder sold to third parties. For its Canadian sulfate-process plant, the Company also purchases sulfate grade slag (approximately 25,000 metric tons in 2003) primarily from Q.I.T., under a long-term supply contract that expires at the end of 2006.

     The Company believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. The Company does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which the Company purchases its raw material supplies could adversely affect the availability of such feedstock. Should the Company's vendors not be able to meet their contractual obligations or should the Company be otherwise unable to obtain necessary raw materials, the Company may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on the Company's financial position, results of operations or liquidity.

     TiO2 manufacturing joint venture. Subsidiaries of the Company and Huntsman International Holdings LLC ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by the Company and Huntsman (the "Partners") pursuant to separate offtake agreements.

     A supervisory committee, composed of four members, two of which are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     The manufacturing joint venture operates on a break-even basis and, accordingly, the Company reports no equity in earnings of the joint venture. The Company's cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. The Company's share of net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold. See Note 7 to the Consolidated Financial Statements.

     Competition. The TiO2 industry is highly competitive. The Company competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of the Company's grades and substantially all of the Company's production are considered commodity pigments with price generally being the most significant competitive factor. During 2003 the Company had an estimated 12% share of worldwide TiO2 sales volume, and the Company believes that it is the leading seller of TiO2 in several countries, including Germany and Canada.

     The Company's principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. The Company's five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 5%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is the Company's principal North American competitor.

     Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in the Company's experience. As no new plants are currently under construction, additional greenfield capacity is not expected in the next three to five years, but industry capacity can be expected to increase as the Company and its competitors debottleneck existing plants. In addition to potential capacity additions, certain competitors have either idled or shut down facilities. Based on the factors described under the caption "Industry" above, the Company expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 over the next three to five years.

     No assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to the Company's expectations. If actual developments differ from the Company's expectations, the Company and the TiO2 industry's performance could be unfavorably affected.

     Research and development. The Company's expenditures for research and development and certain technical support programs were approximately $6 million in each of 2001 and 2002 and $7 million in 2003. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening the Company's competitive position by developing new pigment applications.

     Patents and trademarks. Patents held for products and production processes are believed to be important to the Company and to the continuing business activities of the Company. The Company continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.

     The Company's major trademarks, including Kronos(TM), are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

     Foreign operations. The Company's chemical businesses have operated in non-U.S. markets since the 1920s. Most of the Company's current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating approximately $435 million at December 31, 2003. Net property and equipment in the U.S., including 50% of the property and equipment of LPC, was approximately $116 million at December 31, 2003. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $711 million of the Company's 2003 consolidated sales were to non-U.S. customers, including $91 million to customers in areas other than Europe and Canada. Sales to customers in the U.S. aggregated $297 million in 2003. Foreign operations are subject to, among other things, currency exchange rate fluctuations, and the Company's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations, in currency exchange rates. Effects of fluctuations in currency exchange rates on the Company's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

     Customer base and annual seasonality. The Company believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. The Company's largest ten customers accounted for approximately 25% of net sales in 2003. Neither the Company's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2003, the Company employed approximately 2,450 persons, excluding LPC employees, with approximately 50 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including LPC, are represented by a variety of labor unions, with labor agreements having various expiration dates. The Company believes its labor relations are good.

     Regulatory and environmental matters. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses operated through its subsidiaries are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of the Company and its subsidiaries is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances as well as the Company's consolidated financial position, results of operations or liquidity.

     The Company's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. The Company believes the TiO2 plant owned by the LPC joint venture and a TiO2 slurry facility owned by the Company in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. The Company has no other U.S. plants. From time to time, the Company's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company's production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits required for the plants to operate. The Company believes that all current operating plants are in substantial compliance with applicable environmental laws. With respect to the Company's current operating plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdiction by the U.S. EPA or any applicable foreign authority or any state, provincial or local authority.

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

     At the Company's sulfate plant facilities other than Fredrikstad, Norway and Varennes, Quebec, Canada, the Company recycles spent acid either through contracts with third parties or using the Company's own facilities. At its Fredrikstad, Norway plant, the Company ships its spent acid to a third party location where it is treated and disposed. The Company's Canadian sulfate plant neutralizes its spent acid, and by product gypsum is sold to a local wallboard manufacturer with solid wastes landfilled. The Company has a contract with a third party to treat certain by-products of its German sulfate-process plants. Either party may terminate the contract after giving four years advance notice with regard to its Nordenham, Germany plant. Under certain circumstances, the Company may terminate the contract after giving six months notice with respect to treatment of by-products from the Leverkusen, Germany plant.

     The Company's capital expenditures related to its ongoing environmental protection and improvement programs in 2003 were approximately $5 million, and are currently expected to be approximately $5 million in 2004.

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

     Website and other available information. The Company maintains a website on the Internet with the address of www.nl-ind.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2003 and copies of the Company's Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Additional information regarding the Company, including the Company's Audit Committee charter and the Company's Code of Business Conduct and Ethics, can also be found at this website as required. Information contained on the Company's website is not part of this report.

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

ITEM 2.  PROPERTIES

     The Company currently operates four TiO2 plants in Europe (one in Leverkusen, Germany; one in Nordenham, Germany; one in Langerbrugge, Belgium; and one in Fredrikstad, Norway). In North America, the Company has a TiO2 plant in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a TiO2 plant in Lake Charles, Louisiana. The Company operates an ilmenite ore mine in Hauge i Dalane, Norway pursuant to a governmental concession and also owns a TiO2 slurry plant in Lake Charles, Louisiana. See Note 7 to the Consolidated Financial Statements.

     The Company's principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of the Company's current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine and certain amounts of sulfuric acid, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease and the supplies and services agreement have certain restrictions regarding the Company's ability to transfer ownership or use of the Leverkusen facility.

     The Company owns all of its principal production facilities described above, except for the land under the Leverkusen and Fredrikstad facilities. Kronos also operates an ilmenite ore mine in Norway pursuant to a governmental concession with an unlimited term.

     The Company has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 18 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     Lead pigment litigation. The Company's former operations included the manufacture of lead pigments for use in paint and lead-based paint. Since 1987, NL, other former manufacturers of lead pigments for use in paint (together the "former pigment manufacturers"), and lead-based paint, and the Lead Industries Association (the "LIA") (which discontinued business operations in 2002) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share liability, intentional tort, fraud and misrepresentation violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Several former cases have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which the Company is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although the Company is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against the Company.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur future liability in respect of the pending litigation in view of the inherent uncertainties involved in court and jury rulings.

     In 1989 and 1990 the Housing Authority of New Orleans ("HANO") filed third-party complaints against the former pigment manufacturers and the LIA in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. All but two of these actions, Hall v. HANO, et al. (No. 89-3552) and Allen v. HANO, et al. (No. 89-427) Civil District Court for the Parish of Orleans, State of Louisiana, have been dismissed. These two cases have been inactive since 1992.

     In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the former pigment manufacturers and the LIA. Plaintiffs sought damages in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against New York City and the New York City Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). As a result of pre-trial motions, the New York City Housing Authority is the only remaining plaintiff in the case and is pursuing damage claims only with respect to two housing projects. Discovery had been proceeding in 2001, but no activity has occurred since September 2001.

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

     In December 1998 the Company was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all children and mothers similarly situated in New York State. The complaint seeks damages from the LIA and other former pigment manufacturers for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. In February 2004, the trial court denied plaintiffs' motion for class certification. The time for plaintiffs to appeal has not yet begun to run.

     In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411), adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and the Company has denied liability. In January 2003 the trial court granted defendants' motion for summary judgment, dismissing all counts of the complaint. In June 2003, plaintiff appealed the trial court's grant of summary judgment for defendants.

     In October 1999 the Company was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical and educational expenses, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. Trial began in phase I of this case before a Rhode Island state court jury on September 4, 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. On October 29, 2002 the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment remain pending and were not the subject of the 2002 trial. Both plaintiff and defendants filed post trial motions for judgment notwithstanding the verdict, which the court denied in March 2003. In January 2004, plaintiff requested the court to dismiss its claims for State-owned buildings, claiming all remaining claims did not require a jury and asking the court to reconsider the trial schedule. In February 2004 the trial Court dismissed the strict liability, negligence, negligent misrepresentation and fraud claims with prejudice. The time for plaintiffs to appeal has not yet begun to run. In March 2004, the trial court ruled that the defendants have a constitutional right to a trial by jury under the Rhode Island Constitution. The plaintiffs have announced their intention to appeal this decision. The trial court also set April 2005 as the date for the retrial of all phases of this case.

     In October 1999 the Company was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable. The Company has denied liability, and all defendants filed motions to dismiss various of the claims. In February 2002 the trial court dismissed all claims except those relating to product liability for lead paint and the Maryland Consumer Protection Act. In November 2002 the trial court granted defendants' motion for summary judgment against the first plaintiffs and plaintiffs have appealed. The appellate court held a hearing on the appeal in November 2003; however no decision has yet been issued. Pre-trial proceedings and discovery against the other plaintiffs are continuing. The court has set trial dates in 2004 for these plaintiffs; however the trials are stayed pending the appeal.

     In February 2000 the Company was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks joint and several liability against the former pigment manufacturers and the LIA. In November 2002 defendants' motion to dismiss was denied. In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim. Defendants' renewed motion to dismiss and motion for summary judgment are pending. Discovery is proceeding.

     In April 2000 the Company was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of
California, County of Santa Clara, Case No. CV788657), brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. In February 2003, defendants filed a motion for summary judgment. In July 2003, the trial court granted defendants' motion for summary judgment on all remaining claims. Plaintiffs have appealed.

     In June 2000 two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred or will incur due to the presence of lead-based paint in their buildings from the former pigment manufacturers and the LIA. The Company has denied all liability. In June 2002, the trial court granted the Company's motion for summary judgment in the Spring Branch Independent School District case. Plaintiffs have appealed. The Houston Independent School District case has been abated pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events.

     In June 2000 a complaint was filed in Illinois state court,  Lewis,  et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between ages six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between ages six and twenty years who lived between ages six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002 the trial court dismissed all claims. Plaintiffs appealed, and in June 2003, the appellate court affirmed the dismissal of five of the six counts of plaintiffs' complaint, but reversed the dismissal of the conspiracy count.

     In February 2001 the Company was served with a complaint in the case now known as Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). (The case was formerly known as Borden, et al. v. The Sherwin-Williams Company, et al.) The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including the Company, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. One plaintiff has dropped his claims and the court has ordered that the claims of nine of the plaintiffs be transferred to Holmes County, Mississippi, state court. The defendants petitioned the Mississippi Supreme Court to reverse the trial court's transfer of these plaintiffs to Holmes County and have requested that the plaintiffs be transferred to their appropriate venues. The Mississippi Supreme Court has stayed all activities in Holmes County pending its decision. With respect to the eight plaintiffs remaining in Jefferson County, pre-trial proceedings are continuing, and the court has set a trial date of October 2004.

     In May 2001 the Company was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). The City of Milwaukee seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead, and punitive damages. The Company has denied all liability. In July 2003, the trial court granted defendants' motion for summary judgment. The plaintiff has appealed.

     In May 2001 the Company was served with a complaint in Harris County, Texas
v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). The complaint seeks actual and punitive damages and asserts claims jointly and severally against the former pigment manufacturers and the LIA for past and future damages due to the presence of lead paint in County-owned buildings. The Company has denied all liability. The case has been stayed pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events.

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

     In January 2002 the Company was served with a complaint in Jackson, et al.,
v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of three adults for injuries alleged to have been caused by the use of lead paint. After removal to federal court, in February 2003 the case was remanded to state court. The Company has denied all allegations of liability, and pre-trial proceedings are continuing. In August 2003, the court set a trial date of June 2004. In February 2004 plaintiffs agreed to dismiss one plaintiff voluntarily upon defendants' agreement to extend the statute of limitations period for that plaintiff for 12 months.

     In February 2002 the Company was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). The school district seeks compensatory and punitive damages jointly and severally from the former pigment manufacturers and the LIA for property damage to its buildings. The complaint was amended to add Liberty County, the City of Liberty, and the Dayton
Independent School District as plaintiffs and drop the Lead Industries Association as a defendant. The Company has denied all allegations of liability. The case has been stayed pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events.

     In May 2002 the Company was served with a complaint in Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B), seeking compensatory and punitive damages jointly and severally from the Company, the former lead pigment manufacturers and the LIA for property damage. The Company has denied all allegations of liability. The case has been stayed pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events.

     In September 2002 the Company was served with a complaint in City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212), seeking damages to abate lead paint in a single-count complaint alleging public nuisance against the Company and seven other former manufacturers of lead pigment. In October 2003, the trial court granted defendants' motion to dismiss. The plaintiff has appealed.

     In October 2002 the Company was served with a complaint in Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002), in which an adult seeks compensatory and punitive damages from the Company and five other former lead pigment manufacturers for childhood exposure to lead paint. The complaint alleges negligence and strict product liability, and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. In March 2003 the court granted defendants' motion to dismiss the product defect allegations in the negligence and strict liability counts. Discovery is proceeding.

     In April 2003 the Company was served with a complaint in Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, No.2002-0235-CICI), in which six painters have sued NL, four paint companies, and a local retailer, alleging strict liability, negligence, fraudulent concealment, misrepresentation, and conspiracy, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. Defendants removed this case to federal court, and plaintiffs have dropped their motion to remand. Discovery is proceeding.

     In April 2003 the Company was served with a complaint in Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI), in which fourteen children from five families have sued NL and one landlord alleging strict liability, negligence, fraudulent concealment, and misrepresentation, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. Defendants have removed this case to federal court, and plaintiffs have moved to remand the case back to state court. Discovery is proceeding.

     In November 2003 the Company was served with a complaint in Brown v. NL Industries, Inc. et al (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425). The complaint seeks damages against the Company and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor's residence. The Company has denied all allegations of liability.

     In addition to the foregoing litigation, various legislation and administrative regulations have, from time to time, been proposed that seek to
(a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which the Company and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

     Environmental matters and litigation. The Company has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. See Note 18 to the Consolidated Financial Statements.

     The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. The Company believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2003, the Company had accrued $77 million for those environmental matters that are reasonably estimable. The Company determines the amount of accrual on a quarterly basis by analyzing and estimating the range of reasonably possible costs to the Company. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, cleanup, removal and remediation. It is not possible to estimate the range of costs for certain sites. The Company has estimated that the upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $110 million. The Company's estimate of such liability has not been discounted to present value, and the Company has not reduced its accruals for any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, the insolvency of other PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

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

     At December 31, 2003 there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against the Company and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by the Company. The Company and the U.S. EPA have entered into a consent decree settling the Company's liability at the site for $31.5 million, which includes penalties of $1 million. In May 2003, the court entered the consent decree. Pursuant to the consent decree, in June 2003, the Company paid $30.8 million to the United States and will pay up to an additional $.7 million upon completion of an EPA audit of certain response costs.

     The Company reached an agreement in 1999 with the other PRPs at a formerly owned lead smelter site in Pedricktown, New Jersey to settle the Company's liability for $6 million, all of which had been. The settlement does not resolve issues regarding the Company's potential liability in the event site costs exceed $21 million. The Company does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

     In 2000 the Company reached an agreement with the other PRPs at the Baxter Springs subsite in Cherokee County, Kansas, to resolve the Company's liability. The Company and others formerly mined lead and zinc in the Baxter Springs subsite. Under the agreement, the Company agreed to pay a portion of the cleanup costs associated with the Baxter Springs subsite. The U.S. EPA estimated the total cleanup costs in the Baxter Springs subsite to be $5.4 million. The cleanup has been completed within the previously disclosed estimates.

     In 1996 the U.S. EPA ordered the Company to perform a removal action at a formerly owned facility in Chicago, Illinois. The Company has complied with the order and has completed the on-site work at the facility. The Company is conducting an investigation regarding potential offsite contamination.

     In 2000 the Company reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve the Company's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, the Company agreed to pay 40% of the future cleanup costs, which the U.S. EPA estimated to be approximately $11 million in total. Under the settlement, the Company is not responsible for costs associated with the operation and maintenance of the remedy. In addition, the Company received approximately $2 million from settling PRPs. The cleanup has been completed within previously disclosed estimates.

     In January 2003, the Company received a General Notice of Liability from the U.S. EPA regarding the site of a formerly owned primary lead smelting facility located in Collinsville, Illinois. The U.S. EPA alleges the site contains elevated levels of lead. The Company and the U.S. EPA are negotiating the terms of a proposed administrative order to remediate the site.

     In June 2003 the Company was served with a complaint in Cole, et al. v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)), a purported class action on behalf of two classes of persons living in the Picher/Cardin, Oklahoma area: (1) a medical monitoring class of persons who have lived in the area since 1994; and (2) a property owner class of residential, commercial and government property owners. Plaintiffs are nine individuals and, in their official capacities, the Mayor of Picher and the Chairman of the Picher/Cardin School Board. Plaintiffs allege causes of action in trespass and nuisance and seek a medical monitoring program, a relocation program, property damages and punitive damages. The Company has answered the complaint and has denied all of the plaintiffs' allegations.

     In July 2003 the Company was served with complaints in six cases asserting personal injuries due to exposure to lead from mining waste on behalf of, respectively, two, four, two, three, four and two children in Crawford, et al.
v. ASARCO Incorporated, et al. (Case No. CJ-03-304); Barr, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-305); Brewer, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-306); Kloer, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-307); Rhoten, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-308; and Nowlin, et al. v. ASARCO Incorporated, et al. (Case No. CJ-2003-342)(all in the District Court in and for Ottawa County, State of Oklahoma). Each complaint alleges causes of action in negligence, strict liability, nuisance, and attractive nuisance; and each seeks $20 million in compensatory and $20 million in punitive damages. The Company has answered each complaint and has denied all of the plaintiffs' allegations.

     In December 2003 the Company was served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CV-846H(J)). The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability and deceit by false representation against the Company and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma. The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation. Among other things, the complaint seeks actual and punitive damages from the defendants. The Company has moved to dismiss the complaint and intends to deny all allegations. The plaintiff has also notified the Company that it intends to file a separate lawsuit seeking natural resource damages and injunctive relief under the Resource Conservation Recovery Act and CERCLA.

     In February 2004 the Company was served in Evans v. Asarco (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), a purported class action on behalf of two classes of persons living in the town of Quapaw, Oklahoma: (1) a medical monitoring class of persons who have lived in the area since 1994, and (2) a property owner class of residential, commercial and government property owners. Plaintiffs are four individuals, the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma. Plaintiffs allege causes of action in nuisance and seek a medical monitoring program, a relocation program, property damages, and punitive damages. The Company intends to deny all of the plaintiffs' allegations.

     See Item 1. "Business - Regulatory and Environmental Matters and Note 18 to the Consolidated Financial Statements."

     Insurance coverage claims. NL has settled insurance coverage claims concerning environmental claims with certain of the defendants in the environmental coverage litigation, including NL's principal former carriers. See
Note 17 to the Consolidated Financial Statements. A portion of the proceeds from these settlements were placed in special purpose trusts as discussed below. NL also continues to negotiate with the remaining insurance carriers with respect to possible settlement of claims that are being asserted in the New Jersey environmental litigation, although there can be no assurance that settlement agreements can be reached with these other carriers. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

     At December 31, 2003, the Company had $24 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures. Such restricted balances declined by approximately $35 million during 2003 due primarily to a $30.8 million payment made by the Company related to the final settlement of the Company's previously-reported Granite City, Illinois lead smelter site.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.







                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NL's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: NL). As of February 27, 2004, there were approximately 5,600 holders of record of NL common stock. The following table sets forth the high and low closing per share sales prices for NL common stock for the periods indicated, according to Bloomberg, and dividends paid during such periods. On February 27, 2004 the closing price of NL common stock according to the NYSE Composite Tape was $15.03.

                                                                                                      Cash
                                                                                                    dividends
                                                                          High           Low          paid

Year ended December 31, 2002

  First Quarter                                                            $17.47      $13.01          $ .20
  Second Quarter                                                            18.80       14.84            .20
  Third Quarter                                                             16.10       13.07            .20
  Fourth Quarter                                                            18.83       13.80           2.70

Year ended December 31, 2003

  First Quarter                                                            $18.23       14.51          $ .20
  Second Quarter                                                            17.85       15.80            .20
  Third Quarter                                                             18.25       16.14            .20
  Fourth Quarter (prior to Kronos distribution)                             18.22       16.35           -
  Fourth Quarter (after Kronos distribution)                                12.10       10.28            .20

     On December 8, 2003, NL completed the distribution to its stockholders of one share of common stock of Kronos, previously a wholly-owned subsidiary of NL, for every two shares of NL common stock outstanding as of the close of business on November 17, 2003. NL distributed approximately 23.9 million shares of Kronos' common stock, representing approximately 48.8% of the outstanding stock of Kronos.

     The Company paid four quarterly $.20 per share cash dividends in 2003. On February 19, 2004, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to stockholders of record as of March 11, 2004 to be paid in the form of shares of common stock of Kronos on March 29, 2004. The declaration and payment of future dividends is discretionary, and the amount, if any, will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors.

     Pursuant to its share repurchase programs, the Company purchased 1,059,000 shares of its common stock in the open market at an aggregate cost of $15.5 million in 2001 and 1,384,000 shares of its common stock in the open market at an aggregate cost of $21.3 million in 2002. No common stock was purchased pursuant to this share repurchase program in 2003. In October 2002, the Company's Board of Directors authorized a 1,500,000 share extension of the repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes. Approximately 1,323,000 additional shares are available for purchase under the Company's share repurchase program.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       Years ended December 31,
                                                    1999         2000          2001           2002          2003
                                                   ------       ------        ------         ------        ------
                                                                (In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
   Net sales                                     $  908.4     $ 922.3      $  835.1       $  875.2      $1,008.2
   Net income (1)                                   159.8       154.6         121.4           36.8          63.7

EARNINGS PER SHARE DATA:
  Basic                                          $   3.09     $  3.07      $   2.44       $    .76      $   1.33
  Diluted                                        $   3.08     $  3.05          2.44       $    .76      $   1.33

  Cash dividends per share                       $    .14     $   .65      $    .80       $   3.30      $    .80

BALANCE SHEET DATA (at year end):
   Cash, cash equivalents, current and
     noncurrent restricted cash equivalents and
     current and noncurrent restricted
     marketable debt securities                  $  151.8    $  207.6      $  199.0       $  130.4      $   99.8
   Current assets                                   506.4       554.9         561.8          486.3         567.3
   Total assets                                   1,056.2     1,120.8       1,151.1        1,111.5       1,264.1
   Current liabilities                              264.8       298.0         299.1          238.0         239.9
   Long-term debt including current maturities      244.5       196.1         196.5          325.9         356.7
   Stockholders' equity                             271.1       344.5         386.9          265.3         200.9

TiO2 OPERATING STATISTICS:
   Average selling price
     index (1983=100)                               153         161           156            142            146
   Sales volume*                                    427         436           402            455            462
   Production volume*                               411         441           412            442            476
   Production capacity at beginning of year*        440         440           450            455            470
   Production rate as a percentage of capacity       93%       Full            91%            96%          Full


   * Metric tons in thousands

(1)  Net income in 1999 includes a $57.7 million  income tax benefit  related to
     (i) a favorable resolution of Kronos' previously-reported tax contingency in Germany ($29.1 million) and (ii) a net reduction in Kronos' deferred income tax asset valuation allowance due to a change in the estimate of Kronos' ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($28.6 million). .

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical accounting policies and estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2001, 2002 and 2003, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 11% to 23%.

o The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. The Company also provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

o The Company owns investments in certain companies that are accounted for either as marketable securities carried at fair value or accounted for under the equity method. For all of such investments, the Company records an impairment charge when it believes an investment has experienced a decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees) that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     At December 31, 2003, the carrying value of all of the Company's marketable securities exceeded the cost basis of each of such investments. With respect to the Company's investment in Valhi, which represented over 99% of the carrying value of all of the Company's marketable equity securities at December 31, 2003, the $70.5 million carrying value of such investment exceeded its $34.6 million cost basis by about 104%.

o The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill and other intangible assets, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

     Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2003, no such impairment indicators, as defined, were present.

     Under applicable GAAP (SFAS No. 142, Goodwill and other Intangible Assets), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. The Company's goodwill relates to an acquisition completed in January 2002. No goodwill impairments were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2003.

o The Company maintains various defined benefit pension plans and postretirement benefits other than pensions ("OPEB"). The amount recognized as defined benefit pension and OPEB expense, and the reported amount of prepaid and accrued pension costs and accrued OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expense and funding requirements. These assumptions are more fully described below under "--Assumptions on defined benefit pension plans and OPEB plans."

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

o The Company records accruals for environmental, legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Executive summary

     Relative changes in the Company's TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates. The relatively lower levels of sales and production volumes in 2001 as compared to 2002 and 2003 are due in part to the effects of a fire at one of the Company's production facilities, as discussed below.

     Selling prices for TiO2, the Company's principal product, were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the last half of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally declining during the third and fourth quarters of 2003.

     As described in Item 3. "Legal Proceedings" and Note 18 to the Consolidated Financial Statements, the Company is involved in various legal proceedings. Such proceedings include lead pigment litigation resulting from the Company's former operations, environmental matters and litigation associated with the Company's current and former operating facilities along with various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses.

Results of operations

     NL conducts operations for TiO2, its principal product, through its subsidiary, Kronos. Average TiO2 selling prices in billing currencies (which exclude the effects of foreign currency translation) were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002 and were generally increasing during the last half of 2002 and the first quarter of 2003. Average selling prices for TiO2 were generally flat during the second quarter of 2003 and were generally decreasing throughout the remainder of 2003.











                                                    Years ended December 31,                     % Change
                                                 -----------------------------                -----------
                                              2001          2002            2003          2001-02        2002-03
                                              ----          ----            ----          -------        -------
                                          (In $ millions, except selling price data)
Net sales                                   $835.1        $875.2        $ 1,008.2            + 5%          +15%
Cost of sales                                578.1         671.8            739.2            +16%          +10%
                                         ---------     ---------        ---------

Gross margin                                 257.0         203.4            269.0            -21%          +32%

Selling, general and administrative
    expense                                  (98.7)       (107.7)          (124.4)           + 9%          +16%
Insurance recoveries, net                      7.2            -                -
Currency transaction gains (losses), net       1.2           (.5)            (7.7)
Disposition of property and equipment          (.7)          (.6)             9.8
Litigation settlement gains, net              11.7           5.2               .8
Noncompete agreement income                    4.0           4.0               .3
Corporate expense                            (25.8)        (37.9)           (57.4)
Other                                          1.4            .3               .5
                                         ---------     ---------        ---------

Income from operations                   $  157.3      $   66.2         $    90.9            -58%          +37%
                                         ========      ========         =========

TiO2 operating statistics:

Percent change in average selling prices:
       Using actual foreign currency
          exchange rates                                                                     - 7%          +13%
       Impact of changes in foreign
          currency exchange rates                                                            - 2%          -10%
                                                                                             ----          ----

       In billing currencies                                                                 - 9%          + 3%
                                                                                             ====          ====

Sales volumes*                                 402           455            462              +13%          + 2%
Production volumes*                            412           442            476              + 7%          + 8%
Production rate as
  percent of capacity                           91%           96%          Full


* Thousands of metric tons

     Year ended December 31, 2003 compared to year ended December 31, 2002

     The Company's net sales increased $133.0 million (15%) in 2003 compared to 2002 due to higher average selling prices along with higher sales volumes in 2003 and the positive effects of currency exchange rates, specifically the weaker U.S. dollar as compared to the euro and Canadian dollar. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2003 was 3% higher than 2002, primarily due to the European and export markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2003 increased 13% compared to 2002. The Company's TiO2 sales volumes in 2003 set a new record, increasing 2% from the previous record achieved in 2002, with higher volumes in European and North American markets more than offsetting a decline in volumes to export markets. By volume, approximately one-half of NL's 2002 and 2003 TiO2 sales volumes were attributable to markets in Europe, with 40% attributable to North America and the balance to export markets.

     The Company's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in the Company's average TiO2 selling price in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% increase in the Company's average TiO2 selling prices during 2003 as compared to 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 3% percentage increase in the Company's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The table above presents (i) the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos average TiO2 selling price in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     The Company's cost of sales increased $67.4 million (10%) in 2003 compared to 2002 due to the higher sales volumes. The Company's cost of sales, as a percentage of net sales, decreased from 77% in 2002 to 73% in 2003 due primarily to the effects of continued cost reduction efforts combined with the impact of higher production volumes and higher average selling prices. Operating rates were near full capacity during most of 2003, setting a new Company production record.

     The Company's gross margins increased $65.6 million (32%) from 2002 to 2003 due to the net effects of the aforementioned changes in sales and cost of sales during such periods.

     As a percentage of net sales, selling general and administrative expenses remained consistent at 12%, increasing proportionately with the increased sales and production volume.

     Certain of the sales generated by the Company's European and Canadian operations are denominated in the U.S. dollar, and such operations routinely hold U.S. dollar-denominated receivables. Primarily as a result of the weakening of the U.S. dollar as compared to the Canadian dollar and the euro throughout the year, the Company's results in 2003 included net currency transaction losses of $7.7 million. Due to a more stable dollar in 2002, the Company recognized net currency transaction losses of approximately $500,000. The gain on disposal of property and equipment in 2003 related primarily to the disposal of certain real property not associated with the Company's TiO2 operations, and aggregated $10.3 million. The Company has certain other real property, including some subject to environmental remediation, which could be sold in the future for a profit. The litigation settlement gains relate to legal settlements with certain of the Company's former insurance carriers. The noncompete agreement income related to a covenant not to compete involving a formerly owned business unit, which became fully amortized in January 2003.

     Corporate expenses for 2003 increased 51% to $57.4 million as compared to 2002 primarily due to higher environmental remediation expense accruals (principally related to one formerly owned site for which the remediation process is expected to occur over the next several years).

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in 2003 by a net $93 million compared to 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations resulted in a net decrease in Kronos' operating income in 2003 of approximately $6 million as compared to 2002.

     Year ended December 31, 2002 compared to year ended December 31, 2001

     The Company's sales increased $40.1 million (5%) in 2002 compared to 2001 due primarily to higher TiO2 sales volumes, offset by lower average TiO2 selling prices. The Company's record TiO2 sales volumes in 2002 were 13% higher compared to 2001 primarily due to higher volumes in European and North American markets of 14% and 17%, respectively. By volume, approximately one-half of the Company's 2002 TiO2 sales volumes were attributable to markets in Europe, with 39% attributable to North America and the balance to export markets. The lower TiO2 sales volumes in 2001 were due in part to the effect of a fire at the Company's Leverkusen, Germany facility in March 2001 that disrupted operations. See Note 17 to the Consolidated Financial Statements. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling price in 2002 was 9% lower than 2001, with prices lower in all major regions. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, the Company's average TiO2 selling prices in 2002 decreased 7% compared to 2001.

     The Company's cost of sales increased $93.8 million (16%) in 2002 compared to 2001 due to higher sales volume, partially offset by lower unit costs, which resulted primarily from the higher production levels. The effects of lower TiO2 sales and production volumes in 2001 were partially offset by receipt of the business interruption proceeds discussed above. The Company's cost of sales, as a percentage of net sales, increased from 69% in 2001 to 77% in 2002 primarily due to the impact on net sales of the lower average selling prices partially offset by lower unit costs.

     The Company's gross margin declined $53.6 million (21%) in 2002 compared to 2001 as the effect of lower average TiO2 selling prices more than offset the effect of higher TiO2 sales and production volumes. The effect of the higher sales and production volumes was offset in part by the $27.3 million of business interruption proceeds received in 2001, as discussed below.

     The Company's record TiO2 production volume in 2002 was 7% higher than 2001. Kronos' operating rates in 2001 were lower as compared to 2002 primarily due to lost production resulting from the Leverkusen fire.

     The Company's income from operations in 2001 includes $27.3 million of business interruption insurance proceeds as payment for losses (unallocated period costs and lost margin) caused by the Leverkusen fire. The effects of the lower TiO2 sales and production volumes were offset in part by the business interruption insurance proceeds. Of such $27.3 million of business interruption insurance proceeds, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production, and the remaining $7.2 million, representing recovery of lost margin, is included in income from operations (as shown on the table above). The business interruption insurance proceeds distorted the income from operations margin percentage in 2001 as there are no sales associated with the $7.2 million of lost margin recognized. See Note 17 to the Consolidated Financial Statements.

     The Company also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra expenses related to the Leverkusen fire, resulting in an insurance gain of $17.5 million, as the insurance recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred. Such insurance gain is not reported as a component of income from operations but is included in other income and expense, as discussed below. The Company does not expect to recognize any additional insurance recoveries related to the Leverkusen fire. See Note 17 to the Consolidated Financial Statements.

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

     As discussed above, Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada) and consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations that may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in 2002 by a net $21 million compared to 2001. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations on Kronos' operating income comparisons was not significant in 2002 as compared to 2001.



Outlook

     Kronos expects its TiO2 production volumes in 2004 will approximate its 2003 production volumes, and sales volumes are expected to be slightly higher in 2004 as compared to 2003. Kronos' average Ti02 selling price, which declined during the second half of 2003, is expected to continue to decline during the first quarter of 2004. Kronos is hopeful that its average selling prices will cease to decline sometime during the first half of 2004 and will rise thereafter. Nevertheless, Kronos expects its average TiO2 selling prices, in billing currencies, will be lower in 2004 as compared to 2003. Overall, Kronos expects its operating income in 2004 will be lower than 2003. Kronos'
expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, the Company's results of operations could be unfavorably affected.

Other income (expense)

     The following table sets forth certain information regarding other income and expense items.






                                                   Years ended December 31,                     Change
                                                 ---------------------------              ------------
                                               2001          2002          2003        2001-02        2002-03
                                               ----          ----          ----        -------        -------
(In $ millions)
Currency transaction gains                  $    -        $   6.3       $    -        $   6.3       $  (6.3)
Insurance recoveries, net                      17.5            -             -          (17.5)           -
Trade interest income                           2.3           1.7            .8           (.6)          (.9)
Other interest and dividend income              8.9           5.7           3.2          (3.2)         (2.5)
Securities gains (losses), net                 (1.1)          (.1)          2.4           1.0           2.5
Interest expense                              (27.6)        (29.8)        (33.0)         (2.2)         (3.2)
                                            -------       -------       -------       -------       -------
                                            $   - _       $ (16.2)      $ (26.6)      $ (16.2)      $ (10.4)
                                            ========      =======       =======       =======       =======

     Interest income, including noncash interest income on restricted cash balances and restricted marketable debt securities, fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest and dividend income declined $3.4 million in 2003 compared to 2002 and $3.8 million in 2002 compared with 2001 primarily due to lower average yields on invested funds. Average funds invested in 2001 were higher compared with the subsequent years primarily due to the decrease in the balance of restricted cash and marketable debt securities over the past three years as such funds were used to pay for certain environmental remediation expenditures of the Company. See Note 18 to the Consolidated Financial Statements. The Company expects interest income will be lower in 2004 than 2003 due to lower average yields and lower average levels of funds available for investment.

     Securities gains (losses), net in 2003 included a $2.3 million noncash securities gain related to the exchange of the Company's holdings of Tremont Corporation common stock for shares of Valhi, Inc. common stock as a result of a series of merger transactions completed in February 2003. See Note 5 to the Consolidated Financial Statements. Securities gains (losses), net in 2001 related to a $1.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by the Company.

     In June 2002 Kronos International, Inc. ("KII"), an indirect wholly-owned subsidiary of the Company, sold (euro)285 million of its 8.875% Senior Secured Notes (the "Notes") due 2009. KII used the net proceeds of the Notes offering to repay certain intercompany indebtedness owed to the Company, a portion of which the Company used to redeem at par all of its outstanding 11.75% Senior Secured Notes due 2003, plus accrued interest. As a result of the refinancing, the Company recognized a foreign currency transaction gain of $6.3 million in 2002 related to the extinguishment of certain intercompany indebtedness. See Note 11 to the Consolidated Financial Statements.

     The insurance recoveries, net of $17.5 million in 2001 related to insurance proceeds received from property damage resulting from the Leverkusen fire. The insurance proceeds received exceeded the carrying value of the property destroyed and cleanup costs incurred. See Note 17 to the Consolidated Financial Statements.

     Interest expense in 2003 increased $3.2 million compared to 2002 primarily due to higher levels of outstanding debt and associated currency effects, partially offset by lower interest rates. Interest expense in 2002 increased $2.2 million compared with 2001 primarily due to $2.0 million of additional second-quarter 2002 interest expense related to the early extinguishment of the Company's 11.75% Senior Secured Notes. See Note 11 to the Consolidated Financial Statements. Assuming no significant change in interest rates, interest expense in 2004 is expected to be higher compared with 2003 due to higher average levels of outstanding indebtedness, partially offset by lower average interest rates.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 14 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate.

     During 2003, NL reduced its deferred income tax asset valuation allowance by approximately $7.2 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In addition, the Company recognized a $38.0 million income tax benefit related to the net refund of certain prior year German income taxes.

     During 2002, NL reduced its deferred income tax asset valuation allowance by approximately $3.4 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. The provision for income taxes in 2002 also includes a $2.3 million deferred income tax benefit related to certain changes in the Belgian tax law.

     During 2001, NL reduced its deferred income tax asset valuation allowance by $24.7 million. Of such reduction, $23.2 million related to a change in estimate  of NL's  ability  to utilize  certain  German  income  tax  attributes following the completion of a restructuring of its German operations, the benefit of which had not previously been recognized under the "more-likely-than-not" recognition criteria. In addition, NL also utilized certain tax attributes during 2001 for which the benefit had also not previously been recognized.

     At December 31, 2003, the Company had the equivalent of approximately $438 million of German income tax loss carryforwards with no expiration date. However, NL has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. The Company periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future the Company may conclude such carryforwards do meet the recognition criteria, at which time the Company would reverse all or a portion of such deferred tax valuation allowance.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforward effective January 1, 2004. The new law may significantly affect Kronos' future income tax expense and cash tax payments.

     Minority interest. The Company commenced recognizing minority interest in Kronos following the Company's December 2003 distribution of a portion of the shares of Kronos common stock to its stockholders. Because of such distribution, the Company expects to report a higher amount of minority interest in earnings in 2004 as compared to 2003. See Notes 12 and 13 to the Consolidated Financial Statements.

     Minority interest in NL's subsidiaries also relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The stockholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 16 to the Consolidated Financial Statements.

     Accounting   principles   newly  adopted  in  2003.  See  Note  20  to  the
Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 22 to the Consolidated Financial Statements

Assumptions on defined benefit pension plans and OPEB plans

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 15 to the Consolidated Financial Statements.

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $4.6 million in 2001, $7.0 million in 2002 and $8.9 million in 2003. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by NL to all of its plans aggregated $7.6 million in 2001, $9.3 million in 2002 and $14.1 million in 2003.

     The discount rates the Company utilizes for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, the Company receives advice about appropriate discount rates from the Company's third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each valuation date (September 30th) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of December 31st of that year, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

     At December 31, 2003, approximately 15%, 54%, 11% and 15% of the projected benefit obligation related to NL plans in the U.S., Germany, Canada and Norway, respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                     Discount rates used for:
                       ---------------------------------------------------------------------------------------------
                       ---------------------------------------------------------------------------------------------
                               Obligations at                 Obligations at                 Obligations at
                       December 31, 2001 and expense   December 31, 2002 and expense      December 31, 2003 and
                                 in 2002                         in 2003                    expense in 2004
                       ---------------------------------------------------------------------------------------------



  U.S.                              7.3%                        6.5%                            5.9%
  Germany                           5.8%                        5.5%                            5.3%
  Canada                            7.3%                        7.0%                            6.3%
  Norway                            6.0%                        6.0%                            5.5%


     The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

     At December 31, 2003, approximately 18%, 48%, 10% and 18% of the plan assets related to plan assets for NL's plans in the U.S., Germany, Canada and Norway, respectively. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o During 2003, the Company's plan assets in the U.S. are invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 16-year history of the CMRT, through December 31, 2003, the average annual rate of return has been 12.4%. Prior to 2003, the Company's U.S. plan assets were invested with a combination and equity and fixed income managers.

o In Germany, the composition of NL's plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2003 was 25% to equity managers and 75% to fixed income managers.

o In Canada, NL currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2003 was 57% to equity managers and 43% to fixed income managers.

o In Norway, NL currently has a plan asset target allocation of 14% to equity managers and 86% to fixed income managers, with an expected long-term rate of return for such investments of approximately 8% and 6%, respectively. The current plan asset allocation at December 31, 2003 was 15% to equity managers and 85% to fixed income managers.

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2001, 2002 and 2003 were as follows:

                                                         2001                  2002                  2003
                                                       --------              --------               ------

  U.S.                                                   8.5%                  8.5%                  10.0%
  Germany                                                7.3%                  6.8%                   6.5%
  Canada                                                 7.8%                  7.0%                   7.0%
  Norway                                                 7.0%                  7.0%                   6.0%

     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2004 as it used in 2003 for purposes of determining the 2004 defined benefit pension plan expense.

     To the extent that a plan's particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For all of the Company's plans for which the benefit formula is so calculated, the Company generally bases the assumed expected increase in future compensation levels upon average long-term inflation rates for the applicable country.

     In addition to the actuarial assumptions discussed above, because NL maintains defined benefit pension plans outside the U.S., the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2004, NL expects its defined benefit pension expense will approximate $13 million in 2004. In comparison, NL expects to be required to make approximately $9 million of contributions to such plans during 2004.

     As noted above, defined benefit pension expense and the amount recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If NL had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2003, NL's aggregate projected benefit obligations would have increased by approximately $12.8 million at that date, and NL's defined benefit pension expense would be expected to increase by approximately $1.7 million during 2004. Similarly, if NL lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, NL's defined benefit pension expense would be expected to increase by approximately $700,000 during 2004.

     OPEB plans. Certain subsidiaries of the Company in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. See Note 15 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense (income) of ($191,000) in 2001, $80,000 in 2002 and $329,000 in 2003. Similar to
defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $.5 million in 2001, $3.5 million in 2002 and $3.8 million in 2003.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its U.S. and Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2003, the expected rate of increase in future health care costs ranges from 10% in 2004, declining to 5.5% in 2009 and thereafter.

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2004, the Company expects its consolidated OPEB expense will approximate $1.4 million in 2004. In comparison, the Company expects the employer contribution portion of costs to approximate $4.1 million during 2004.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2003, the Company's aggregate projected benefit obligations would have increased by approximately $700,000 at that date, and the Company's OPEB expense would be expected to increase by less than $50,000 during 2004. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $2.1 million at December 31, 2003, and OPEB expense would have increased by $200,000 in 2003.

Foreign operations

     NL has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of NL's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of NL's German, Belgian, Dutch and French operations had been converted to the euro from their respective national currencies. At December 31, 2003, NL had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

     The Company's consolidated cash flows for each of the past three years are presented below:

                                                                         Years ended December 31,
                                                                      2001         2002         2003
                                                                      ----         ----         ----
                                                                                (In millions)

Operating activities                                                $ 129.7      $  98.3      $  90.5
Investing activities                                                  (57.2)       (27.2)       (19.2)
Financing activities                                                  (75.5)      (132.5)       (66.3)
                                                                    -------      -------        -----

Net cash provided (used) by operating, investing and financing
    activities                                                      $  (3.0)     $ (61.4)     $   5.0
                                                                    =======      =======      =======

     Operating activities. Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, insurance recoveries, net of $17.5 million in 2001, are excluded from the determination of operating cash flow. These insurance proceeds are shown in the statement of cash flows under investing activities to partially offset the cash outflow impact of capital expenditures related to the Leverkusen sulfate plant reconstruction. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension and OPEB assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits. See Note 15 to the Company's Consolidated Financial Statements.

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

     Cash flows from operating activities decreased from $98.3 million in 2002 to $90.5 million in 2003. This $7.8 million decrease was due primarily to the effect of (i) higher net income of $26.9 million, (ii) higher depreciation expense of $6.9 million, (iii) $10.5 million of higher gains on disposition of property and equipment in 2003 as compared to 2002, (iv) lower net distributions from the TiO2 manufacturing joint venture of $875,000 in 2003 compared to $8.0 million in 2002, (v) a lower amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $32.2 million in 2003 as compared to 2002 and (vi) lower cash paid for income taxes of $14.2 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Cash flows from operating activities decreased from $129.7 million in 2001 to $98.3 million in 2002. This $31.4 million decrease was due primarily to the net effect of (i) lower net income of $84.6 million, (ii) higher depreciation expense of $3.6 million, (iii) litigation settlement gains of $10.3 million in 2001 as compared to nil in 2002, (iv) insurance recoveries, net of $17.5 million in 2001 as compared to nil in 2002, (v) lower distributions from the manufacturing joint venture of $3.4 million in 2002 and (vi) a higher amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $26.7 million in 2002 as compared to 2001. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable.

     Investing activities. The Company's capital expenditures were $53.7 million, $32.6 million and $35.4 million in 2001, 2002 and 2003, respectively. Capital expenditures in 2001 and 2002 included an aggregate of $22.3 million and $3.1 million, respectively, for the rebuilding of the Company's Leverkusen, Germany sulfate plant. In 2001 the Company received $23.4 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $3.2 million of expenses related to repairs and clean-up costs. Substantially all of the Company's capital expenditures relate to Kronos' operations.

     The Company's capital expenditures during the past three years include an aggregate of approximately $15.4 million ($5.4 million in 2003) for the
Company's  ongoing  environmental   protection  and  compliance  programs.   The
Company's estimated 2004 capital expenditures are $38.0 million and include approximately $5 million in the area of environmental protection and compliance.

     At December 31, 2002 and 2003, the Company had entered into a revolving credit facility with Tremont pursuant to which Tremont could borrow up to $15 million from the Company through December 31, 2004. Such loan facility replaced a similar loan facility entered into between EMS and Tremont. During 2001, the Company lent a net $12.65 million to Tremont, which amount Tremont fully repaid in 2002. At December 31, 2003, Tremont had no borrowings from the Company under the facility. See Note 16 to the Consolidated Financial Statements.

     In 2001, EMS extended a $25 million revolving credit facility to the Harold
C. Simmons Family Trust No. 2 (the "Family Trust"), one of the trusts described in Notes 1 and 16 to the Consolidated Financial Statements. The loan was approved by special committees of the Company's and EMS' Boards of Directors. During 2001, EMS lent $20 million to the Family Trust, and during 2002 and 2003 the Family Trust repaid $2 million and $4 million, respectively. At December 31, 2003, $14 million was outstanding and $11 million was available for additional borrowing by the Family Trust. The loan was classified as noncurrent at December 31, 2003, as the Company does not expect to demand repayment within one year.

     In November 2001 $7.9 million of restricted cash related to certain letters of credit supporting certain insurance related contracts was released.

     In January 2002 the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million. See Note 2 to the Consolidated Financial Statements.

     The Company disposed of certain real property and other assets for approximately $12.8 million during the year ended December 31, 2003.

     Financing activities. In March 2003, KII's operating subsidiaries in Germany, Belgium and Norway borrowed (euro)15 million ($16.1 million when borrowed), in April 2003, repaid NOK 80 million ($11.0 million when repaid) and in the third quarter of 2003, repaid (euro)30.0 million ($33.9 million when repaid) under its three-year (euro)80 million secured revolving credit facility ("European Credit Facility"). See Note 11 to the Consolidated Financial Statements.

     In March 2002 the Company redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 the Company redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway borrowed (euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In 2002, the Company repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) and 1.7 million ($1.6 million when repaid), respectively, of the European Credit Facility.

     In September 2002 the Company's U.S. operating subsidiaries entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility"). As of December 31, 2003, no borrowings were outstanding under the U.S. Credit Facility and borrowing availability was approximately $39 million. See Note 11 to the Consolidated Financial Statements.

     Deferred financing costs of $10.7 million for the Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2003.

     In 2001 the Company repaid  (euro)7.6  million ($6.5 million when paid) and
(euro)16.4   million   ($14.9   million   when  paid),   respectively,   of  its
euro-denominated short-term debt with excess cash flow from operations.

     Other than operating lease commitments disclosed in Note 18 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

     Cash dividends paid during 2001, 2002 and 2003 totaled $39.8 million, $158.0 million (including an additional $2.50 per share cash dividend paid in December 2002 aggregating $119.2 million) and $38.2 million, respectively. On February 19, 2004, the Company's Board of Directors declared a regular quarterly dividend of $.20 per share to be paid in the form of shares of common stock of Kronos to stockholders of record as of March 11, 2004 to be paid on March 29, 2004.

     Pursuant to its share repurchase program, the Company purchased 1,059,000 shares of its common stock at an aggregate cost of $15.5 million in 2001 and 1,384,000 shares of its common stock in the open market at an aggregate cost of $21.3 million in 2002. The Company made no repurchases of common stock during 2003. In October 2002 the Company's Board of Directors authorized a 1,500,000 share extension of the repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes. Approximately 1,323,000 additional shares are available for purchase under the Company's share repurchase program at December 31, 2003.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At December 31, 2003, Kronos and its subsidiaries had (i) current cash and cash equivalents aggregating $55.9 million ($41 million held by non-U.S. subsidiaries) , (ii) current restricted cash equivalents of $1.3 million and (iii) noncurrent restricted marketable debt securities of $2.6 million. At December 31, 2003, certain of Kronos's subsidiaries had approximately $139 million available for borrowing with approximately $100 million available under non-U.S. credit facilities (including approximately $97 million under the European Credit Facility) and approximately $39 million available under the U.S. Credit Facility (based on Borrowing Availability). At December 31, 2003, KII had approximately $70 million available for payment of dividends and other restricted payments as defined in the Notes indenture. At December 31, 2003, the Company had complied with all financial covenants governing its debt agreements.

     At December 31, 2003, NL, exclusive of Kronos and its subsidiaries had (i) current cash and cash equivalents aggregating $11.9 million, (ii) current restricted cash equivalents of $17.7 million, (iii) current restricted marketable debt securities of $6.1 million and (iv) noncurrent restricted marketable debt securities of $4.3 million.

     Based upon the Company's expectations for the TiO2 industry and anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     Legal   proceedings  and  environmental   matters.   See  Note  18  to  the
Consolidated   Financial   Statements   for  certain   legal   proceedings   and
environmental matters with respect to the Company.

     Foreign operations. As discussed above, the Company has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of the Company's German, Belgian, Dutch and French operations have been converted to the euro from their respective national currencies. At December 31, 2003, the Company had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

     Other. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any acquisition or joint venture transaction, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt. See Note 11 to the Consolidated Financial Statements.

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 11, 18 and 20 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment.

                                                            Unconditional payment due date
                                                                                           2009 and
          Contractual commitment               2004      2005/2006       2007/2008           after         Total
          ----------------------               ----      ---------       ---------          -------        -----
                                                                          (In millions)

Third-party indebtedness                    $    .3       $    .3         $    -          $ 356.1        $ 356.7
Operating leases                                3.3           3.7             2.5            19.9           29.4
Fixed asset acquisitions                        9.6            -               -              -              9.6
Long-term supply contracts for the
    purchase of TiO2 feedstock                146.1         265.8           135.0             -            546.9
                    -
Asset retirement obligations and other           -             -               -              5.8            5.8
                                            -------       -------         -------         -------        -------
                                            $ 159.3       $ 269.8         $ 137.5         $ 381.8        $ 948.4
                                            =======       =======         =======         =======        =======

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2002 and 2003. See Notes 1 and 19 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2003, all of the Company's aggregate indebtedness was comprised of fixed-rate instruments (2002 - 92% of fixed-rate instruments and 8% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2003. At December 31, 2002 and 2003, all outstanding fixed-rate indebtedness was denominated in U.S. dollars or the euro, and the outstanding variable rate borrowings were denominated in U.S. dollars, the euro or the Norwegian kroner. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2003 using exchange rates of 1.25 U.S. dollars per euro. Certain Norwegian kroner denominated capital leases totaling $700,000 in 2003 have been excluded from the table below.






                                                              Amount
                                                     Carrying          Fair           Interest          Maturity
        Indebtedness                                   value           value            rate              date
                                                           (In millions)

Fixed-rate indebtedness:
  Euro-denominated KII
   Senior Secured Notes                              $ 356.1          $ 356.1           8.9%              2009
                                                     =======          =======



     At December 31, 2002, fixed rate indebtedness aggregated $296.9 million (fair value - $299.9 million) with a weighted-average interest rate of 8.9%; and variable rate indebtedness at such date aggregated $27.1 million, which approximates fair value, with a weighted-average interest rate of 6.5%. All of such fixed rate indebtedness was denominated in euros. Such variable rate indebtedness was denominated in the euro (58% of the total) or the Norwegian kroner (42%).

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2003, NL had the equivalent of $356.1 million of outstanding euro-denominated indebtedness (2002 - the equivalent of $312.5 million of euro-denominated indebtedness and $11.5 million of Norwegian kroner-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $35.6 million at December 31, 2003 (2002 - $32.4 million).

     At December 31, 2003, the Company had entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of
(euro)40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2004, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities, which are owned. The fair value of such debt and equity securities at December 31, 2002 and 2003 was $40.9 million and $70.5 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $4.1 million at December 31, 2002 and $7.1 million at December 31, 2003. The fair value of restricted marketable debt securities at December
31, 2002 and 2003 was $18.9 million and $13.0 million, respectively. The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $1.9 million and $1.3 million, respectively.

     Other. The Company believes there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in market prices were actually to occur.

     The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events, gains or losses.

     Non-GAAP Financial Measures. In an effort to provide investors with additional information regarding the Company's results as determined by GAAP, Kronos has disclosed certain non-GAAP information which the Company believes provides useful information to investors. As discussed above, the Company discloses percentage changes in its average TiO2 prices in billing currencies, which excludes the effects of foreign currency translation. Such disclosure of the percentage change in Kronos' average TiO2 selling price in billing currencies is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in the Company's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable GAAP measure. The Company discloses percentage changes in its average TiO2 prices in billing currencies because the Company believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes that would be used actual exchange rates prevailing during the respective periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's President and Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.


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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Information required by the Item is incorporated by reference to the NL Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d) Financial Statements and Schedules

               The Registrant

               The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

       (b)     Reports on Form 8-K

               Reports on Form 8-K filed for the quarter ended December 31, 2003.

               December 23, 2003 - Reported items 2 and 7.

       (c)     Exhibits

               Included as exhibits are the items listed in the Exhibit Index. NL will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to NL of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2003 will be furnished to the Commission upon request.

               The Company will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, as adopted by the board of directors on February 19, 2004, upon request. Such requests should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.


Item No.                        Exhibit Index

2.1 Form of Distribution Agreement between NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 2.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

3.1       By-Laws,  as amended on June 28, 1990 -  incorporated  by reference to
          Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3.2 Amendment to the Amended and Restated By-Laws, as of June 28, 1990, executed December 8, 2003.

3.3 Certificate of Amended and Restated Certificate of Incorporation dated June 28, 1990 - incorporated by reference to Exhibit 1 to the Registrant's Proxy Statement on Schedule 14A for the annual meeting held on June 28, 1990.

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

4.5 Collateral Agency Agreement, dated June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc. - incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.6 Security Over Shares Agreement, dated June 28, 2002, between Kronos International, Inc. and The Bank of New York - incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.7 Pledge of Shares (shares in Kronos Denmark ApS), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.8 Pledge Agreement (shares in Societe Industrielle du Titane S.A.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.9 Partnership Interest Pledge Agreement (relating to fixed capital contribution in Kronos Titan GmbH & Co.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A. - incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.10 Deposit Agreement, dated June 28, 2002, among NL Industries, Inc. and JP Morgan Chase Bank, as trustee - incorporated by reference to
          Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.11 Satisfaction and Discharge of Indenture, Release, Assignment and Transfer, dated June 28, 2002, made by JP Morgan Chase Bank pursuant to the Indenture for NL Industries, Inc.'s 11 3/4% Senior Secured Notes due 2003 - incorporated by reference to Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

10.7** Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.8* Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to Kronos Worldwide, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

10.9      Agreement  between   Sachtleben  Chemie  GmbH  and  Kronos  Titan-GmbH
          effective  December  30, 1986 -  incorporated  by reference to Exhibit
          10.1 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.10 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated May 3, 1996 - incorporated by reference to Exhibit 10.2 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.11 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH dated January 8, 2002 - incorporated by reference to Exhibit 10.3 of KII's Quarterly
          Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.12 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.13 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.14 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.15 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.16 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.17 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.18 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.19 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.20 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.21 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to
          Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.22 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.23 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to
          Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

10.24* 1989 Long Term Performance Incentive Plan of NL Industries, Inc. - incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

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

10.28*    Form  of  Kronos  Worldwide,   Inc.  Long-Term   Incentive  Plan  -
          incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.29* Amended and Restated Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of May 1, 2001 - incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.30 Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to
          Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.31* Agreement to Defer Bonus Payment dated January 10, 2002 between the Registrant and Lawrence A. Wigdor and related trust agreements - incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.32* Agreement to Defer Bonus Payment dated February 20, 1998 between the Registrant and J. Landis Martin and related trust agreement - incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.33 Amended Tax Agreement between Valhi, Inc. and NL Industries, Inc. effective as of December 1, 2003 - incorporated by reference to
          Exhibit 10.1 to the Registrant's Form 8-K as of December 8, 2003.

10.34 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2003 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.35 Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective as of January 1, 2003 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.36 Revolving Loan Note dated May 4, 2001 with Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.37 Security Agreement dated May 4, 2001 by and between Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.38 Revolving Loan Note Agreement dated October 22, 2002 with Tremont Corporation as Maker and NL Industries, Inc. as Payee - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.39 Security Agreement dated October 22, 2002 by and between Tremont Corporation and NL Industries, Inc. - incorporated by reference to
          Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.40 Purchase Agreement dated January 4, 2002 by and among Kronos, Inc. as the Purchaser, and Big Bend Holdings LLC and Contran Insurance Holdings, Inc., as Sellers regarding the sale and purchase of EWI RE, Inc. and EWI RE, Ltd. - incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.41* Stock Option Purchase Agreement dated November 20, 2002 between the Registrant (Purchaser) and J. Landis Martin (Seller) - incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.42*    Stock Option Purchase  Agreement dated November 20, 2002 between the
          Registrant   (Purchaser)   and  Dr.  Lawrence  A.  Wigdor  (Seller)  -
          incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.43* Stock Option Purchase Agreement dated November 20, 2002 between the Registrant (Purchaser) and David B. Garten (Seller) - incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.44* Stock Option Purchase Agreement dated November 20, 2002 between the Registrant (Purchaser) and Robert D. Hardy (Seller) - incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.45 Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.46 Form of Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Kronos Worldwide, Inc. Registration Statements on Form 10 (File No. 001-31763).

10.47 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.48 Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and the Registrant.

10.49* Consulting Agreement dated July 23, 2003 between J. Landis Martin and NL Industries, Inc.

10.50* Summary of Consulting Arrangement beginning August 1, 2003 between Lawrence A. Wigdor and Kronos Worldwide, Inc.

10.51* Separation Agreement dated September 3, 2003, as amended, between David B. Garten and NL Industries, Inc.

10.52* Separation Agreement dated July 16, 2003 between NL Industries, Inc. and Robert D. Hardy


21.1      Subsidiaries of the Registrant.

23.1      Consent of Independent Accountants.

31.1      Certification

31.2      Certification

32.1      Certification

99.1 Annual Report of NL Industries, Inc. Retirement Savings Plan to be filed under Form 10-K/A to the Registrant's Annual Report on Form 10-K within 180 days after December 31, 2003.


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

                                        NL Industries, Inc.
                                        (Registrant)


                                        By:/s/ Harold C. Simmons
                                        ------------------------------
                                        Harold C. Simmons
                                        March 8, 2004
                                        (Chairman of the Board and
                                        Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Harold C. Simmons                      /s/ Steven L. Watson
-------------------------------------       -----------------------------------
Harold C. Simmons, March 8, 2004            Steven L. Watson, March 8, 2004
(Chairman of the Board and Chief            (Director)
  Executive Officer)


/s/ Thomas P. Stafford                      /s/ Glenn R. Simmons
-------------------------------------       -----------------------------------
Thomas P. Stafford, March 8, 2004           Glenn R. Simmons, March 8, 2004
(Director)                                  (Director)



/s/ C. H. Moore, Jr.                        /s/ Gregory M. Swalwell
-------------------------------------       -----------------------------------
C. H. Moore, Jr., March 8, 2004             Gregory M. Swalwell, March 8, 2004
(Director) (Vice President, Chief Financial Officer, Principal Financial
Officer)

/s/ Terry N. Worrell
------------------------------------
Terry N. Worrell, March 8, 2004
(Director)








                               NL Industries, Inc.

                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                  Page

  Report of Independent Auditors                                      F-2

  Consolidated Balance Sheets - December 31, 2002 and 2003            F-3

  Consolidated Statements of Income -
   Years ended December 31, 2001, 2002 and 2003                       F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2001, 2002 and 2003                       F-6

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2001, 2002 and 2003                       F-7

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2001, 2002 and 2003                       F-8

  Notes to Consolidated Financial Statements                          F-11


Financial Statement Schedules

  Report of Independent Auditors                                      S-1

  Schedule I - Condensed Financial Information of Registrant          S-2

  Schedule II - Valuation and Qualifying Accounts                     S-7

  Schedules III and IV are omitted because they are not applicable.













                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors of NL Industries, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of NL Industries, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                              PricewaterhouseCoopers LLP

Dallas, Texas
March 5, 2004






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2003

                      (In thousands, except per share data)


              ASSETS
                                                                            2002                  2003
                                                                            ----                  ----

Current assets:
  Cash and cash equivalents                                              $   58,091              $ 67,799
  Restricted cash and cash equivalents                                       52,089                19,029
  Restricted marketable debt securities                                       9,670                 6,147
  Accounts and other receivables                                            136,858               156,820
  Refundable income taxes                                                     1,782                35,336
  Receivable from affiliates                                                    207                    55
  Inventories                                                               209,882               266,020
  Prepaid expenses                                                            7,207                 5,257
  Deferred income taxes                                                      10,511                10,798
                                                                         ----------            ----------

      Total current assets                                                  486,297               567,261
                                                                         ----------            ----------

Other assets:
    Marketable equity securities                                             40,901                70,487
    Restricted marketable debt securities                                     9,232                 6,870
    Investment in TiO2 manufacturing joint venture                          130,009               129,011
    Receivable from affiliate                                                18,000                14,000
    Prepaid pension costs                                                    17,572                     -
    Deferred income taxes                                                     1,934                 6,682
    Other assets                                                             28,737                34,057
                                                                         ----------            ----------

      Total other assets                                                    246,385               261,107
                                                                         ----------            ----------

Property and equipment:
  Land                                                                       29,072                32,981
  Buildings                                                                 150,406               179,472
  Equipment                                                                 640,297               765,704
  Mining properties                                                          84,778                83,183
  Construction in progress                                                    8,702                 9,666
                                                                         ----------            ----------
                                                                            913,255             1,071,006
  Less accumulated depreciation                                             534,436               635,267
                                                                         ----------            ----------

      Net property and equipment                                            378,819               435,739
                                                                         ----------            ----------

                                                                         $1,111,501            $1,264,107
                                                                         ==========            ==========





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2002 and 2003

                      (In thousands, except per share data)



   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              2002                2003
                                                                              ----                ----

Current liabilities:
  Current maturities of long-term debt                                     $    1,298         $      288
  Accounts payable                                                             97,140            103,180
  Accrued liabilities                                                          70,434             81,117
  Accrued environmental costs                                                  51,307             19,627
  Payable to affiliates                                                         8,027             19,537
  Income taxes                                                                  6,624             12,726
  Deferred income taxes                                                         3,219              3,436
                                                                           ----------         ----------

      Total current liabilities                                               238,049            239,911
                                                                           ----------         ----------

Noncurrent liabilities:
  Long-term debt                                                              324,608            356,451
  Accrued pension costs                                                        43,757             81,180
  Accrued postretirement benefits cost                                         26,477             23,411
  Accrued environmental costs                                                  40,199             57,854
  Deferred income taxes                                                       143,518            198,142
  Other                                                                        21,050             19,453
                                                                           ----------         ----------

      Total noncurrent liabilities                                            599,609            736,491
                                                                           ----------         ----------

Minority interest                                                               8,516             86,791
                                                                           ----------         ----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                                                          -                  -
  Common stock, $.125 par value; 150,000 shares
   authorized; 66,845 shares issued                                          8,355                 8,355
  Additional paid-in capital                                                  777,819            777,819
  Retained earnings                                                           101,554             16,023
  Accumulated other comprehensive income:
    Marketable securities                                                       5,896             23,323
    Currency translation                                                     (170,670)          (153,955)
    Pension liabilities                                                       (21,447)           (36,209)
    Treasury stock, at cost - 19,155 and 19,054 shares                       (436,180)          (434,442)
                                                                           ----------         ----------

      Total stockholders' equity                                              265,327            200,914
                                                                           ----------         ----------

                                                                           $1,111,501         $1,264,107
                                                                           ==========         ===========


Commitments and contingencies (Notes 11, 14 and 18)

          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2001, 2002 and 2003

                      (In thousands, except per share data)

                                                                      2001            2002              2003
                                                                      ----            ----              ----

Net sales                                                           $  835,099        $ 875,188        $1,008,177
Cost of sales                                                          578,060          671,830           739,237
                                                                      --------         --------        ----------

    Gross margin                                                       257,039          203,358           268,940

Selling, general and administrative expense                             98,667          107,675           124,446
Other operating income (expense):
  Currency transaction gains (losses), net                               1,188             (547)           (7,743)
  Disposition of property and equipment                                   (735)            (625)            9,845
  Insurance recoveries, net                                              7,222                -                 -
  Noncompete agreement income                                            4,000            4,000               333
  Litigation settlement gains, net                                      11,730            5,225               823
  Other income                                                           1,454              544               629
  Corporate expense                                                    (25,845)         (37,860)          (57,430)
  Other expense                                                            (78)            (172)             (130)
                                                                     ---------         ---------       ----------

    Income from operations                                             157,308           66,248            90,821

Other income (expense):
  Currency transaction gain                                                 -             6,271                 -
  Insurance recoveries, net                                             17,468                -                 -
  Trade interest income                                                  2,332            1,709               771
  Other interest income                                                  8,886            5,739             3,261
  Securities transactions, net                                          (1,133)            (105)            2,402
  Interest expense                                                     (27,569)         (29,752)          (33,004)
                                                                     ---------         ---------       ----------

    Income before income taxes and minority interest                  157,292            50,110            64,251

Provision for income taxes (benefit)                                   34,925            12,036            (1,455)
                                                                    ---------         ---------        ----------

    Income before minority interest                                   122,367            38,074            65,706

Minority interest                                                         960             1,264             2,044
                                                                    ---------         ---------        ----------

    Net income                                                       $ 121,407        $  36,810        $   63,662
                                                                     =========        =========        ==========

Net income per share:
  Basic                                                              $    2.44        $     .76        $     1.33
  Diluted                                                            $    2.44        $     .76        $     1.33

Weighted-average shares used in the calculation of net income per share:
  Basic                                                                49,732            48,530            47,721
  Dilutive impact of stock options                                        124                82                74
                                                                    ---------          --------        ----------

  Diluted                                                              49,856            48,612            47,795
                                                                    =========          ========        ==========

          See accompanying notes to consolidated financial statements.




                                       NL INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Years ended December 31, 2001, 2002 and 2003

                                                   (In thousands)



                                                                            2001             2002             2003
                                                                            ----             ----             ----

Net income                                                               $ 121,407         $  36,810       $  63,662
                                                                         ---------         ---------       ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains (losses) arising during the period              (1,275)          (2,454)         18,901
    Reclassification for realized net gain (loss) included in net
       income                                                                  740              -             (1,474)
                                                                         ---------         ---------       ---------

                                                                              (535)           (2,454)         17,427

Minimum pension liabilities adjustment                                      (6,352)          (15,095)        (14,762)

Currency translation adjustment                                            (17,592)           37,679          16,715
                                                                         ---------         ---------       ---------

      Total other comprehensive income (loss)                              (24,479)           20,130          19,380
                                                                         ---------         ---------       ---------

          Comprehensive income                                           $  96,928         $  56,940       $  83,042
                                                                         =========         =========       =========

          See accompanying notes to consolidated financial statements.





                      NL INDUSTRIES , INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2002 and 2003

                      (In thousands, except per share data)

                                                                                       Accumulated other
                                                                                  comprehensive income (loss)
                                                       Additional              ---------------------------------
                                               Common   paid-in    Retained    Marketable  Currency    Pension   Treasury
                                               stock    capital    earnings    securities translation liabilities stock     Total
                                              -------------------------------------------------------------------------------------

Balance at December 31, 2000                  $8,355   $ 777,528  $ 141,073   $   8,885  $ (190,757) $   -     $(400,596) $ 344,488

Net income                                       -          -       121,407        -           -         -         -        121,407
Other comprehensive loss, net of tax             -          -          -           (535)    (17,592)   (6,352)     -        (24,479)
Common dividends declared - $.80 per share       -          -       (39,758)       -           -         -         -        (39,758)
Tax benefit of stock options exercised           -            69       -           -           -         -         -             69
Treasury stock:
  Acquired                                       -          -          -           -           -         -       (15,502)   (15,502)
  Reissued                                       -          -          -           -           -         -           718        718
                                              ------   ---------  ---------   ---------  ----------   -------- --------   ---------

Balance at December 31, 2001                   8,355     777,597   222,722        8,350    (208,349)   (6,352)  (415,380)   386,943

Net income                                       -          -       36,810         -           -         -         -         36,810
Other comprehensive income (loss), net of tax    -          -         -          (2,454)     37,679   (15,095)     -         20,130
Common dividends declared - $3.30 per share      -          -     (157,978)        -           -         -         -       (157,978)
Tax benefit of stock options exercised           -           222      -            -           -         -         -            222
Treasury stock:
  Acquired                                       -          -         -            -           -         -       (21,254)   (21,254)
  Reissued                                       -          -         -            -           -         -           454        454
                                              ------   ---------  ---------   ---------  ----------   --------  --------- ---------

Balance at December 31, 2002                   8,355     777,819    101,554       5,896    (170,670)  (21,447)  (436,180)   265,327

Net income                                       -          -        63,662        -           -         -         -         63,662
Other comprehensive income (loss), net of tax    -          -          -         17,427      16,715   (14,762)     -         19,380
Distribution of 48.8% of Kronos Worldwide, Inc.  -          -       (88,532)       -           -         -         -        (88,532)
Income tax on distribution                       -          -       (22,478)       -           -         -         -        (22,478)
Common dividends declared -  $.80 per share      -          -       (38,183)       -           -         -         -        (38,183)
Treasury stock - reissued                        -          -          -           -           -         -         1,738      1,738
                                              ------   ---------  ---------   ---------  ----------  ---------  --------- ---------

Balance at December 31, 2003                  $8,355   $ 777,819  $  16,023   $  23,323  $ (153,955) $(36,209) $(434,442) $ 200,914
                                              ======   =========  =========   =========  ==========  =========  ========= =========

          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                   2001               2002               2003
                                                                   ----               ----               ----

Cash flows from operating activities:
    Net income                                                   $ 121,407           $  36,810           $ 63,662
    Depreciation and amortization                                   29,599              33,221             40,095
    Noncash interest income on restricted cash and
       restricted marketable debt securities                        (3,580)             (1,762)              (869)
    Noncash interest expense                                           467               1,768              2,197
    Deferred income taxes                                            3,256               1,506             33,742
    Minority interest                                                  960               1,264              2,044
    Net losses (gains) from:
       Securities transactions                                       1,133                 105             (2,402)
       Disposition of property and equipment                           735                 625             (9,845)
    Pension cost, net                                               (2,967)             (2,316)            (5,478)
    Other postretirement benefits, net                                 531              (3,385)            (3,468)
    Distributions from TiO2 manufacturing joint venture, net        11,313               7,950                875
    Litigation settlement gains, net                               (10,307)                  -                  -
    Insurance recoveries, net                                      (17,468)                  -                  -
    Other, net                                                         261                   -                854
    Change in assets and liabilities:
      Accounts and other receivable                                    902               4,788              3,262
      Inventories                                                  (32,698)             42,249            (26,041)
      Prepaid expenses                                              (2,200)               (545)             3,186
      Accounts payable and accrued liabilities                      31,091             (32,310)           (10,606)
      Income taxes                                                   4,107              (2,036)           (26,394)
      Accounts with affiliates                                      (5,670)              3,800              4,466
      Accrued environmental costs                                    7,068               8,913             24,137
      Other noncurrent assets                                         (263)                150             (3,268)
      Other noncurrent liabilities                                  (7,944)             (2,544)               379
                                                                 ---------           ---------           --------

        Net cash provided by operating activities                  129,733              98,251             90,528
                                                                 ---------           ---------           --------







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                             2001          2002        2003
                                                             ----          ----        ----

Cash flows from investing activities:
  Capital expenditures .................................   $(53,669)   $ (32,600)   $(35,354)
  Loans to affiliates:
    Loans ..............................................    (33,400)        --          --
    Collections ........................................        750       14,650       4,000
  Acquisition of business ..............................       --         (9,149)       --
  Property damaged by fire:
    Insurance proceeds .................................     23,361         --          --
    Other, net .........................................     (3,205)        --          --
    Change in restricted cash equivalents and restricted
       marketable debt securities, net .................      8,509         (960)       (654)
    Proceeds from disposition of property and equipment         419          873      12,801
    Other, net .........................................          4         --          --
                                                           --------    ---------    --------

      Net cash used by investing activities ............    (57,231)     (27,186)    (19,207)
                                                           --------    ---------    --------

Cash flows from financing activities:
  Indebtedness:
    Borrowings .........................................      1,437      335,768      16,106
    Principal payments .................................    (22,428)    (278,814)    (46,006)
    Deferred financing fees ............................       --        (10,706)       --
  Dividends paid .......................................    (39,758)    (157,978)    (38,183)
  Treasury stock:
    Purchased ..........................................    (15,502)     (21,254)       --
    Reissued ...........................................        718          454       1,738
  Distributions to minority interests ..................         (5)        (11)         (14)
                                                           --------    ---------    --------

      Net cash used by financing activities ............    (75,538)    (132,541)    (66,359)
                                                           --------    ---------    --------

Net increase (decrease) ................................   $ (3,036)   $ (61,476)   $  4,962
                                                           ========    =========    ========








                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                      2001              2002              2003
                                                                      ----              ----              ----

Cash and cash equivalents-net change from:
  Operating, investing and financing activities                  $  (3,036)            $ (61,476)       $   4,962
  Currency translation                                              (1,305)                3,334            4,746
  Acquisition of business                                              -                     196             -
                                                                  ----------            --------        ---------

                                                                    (4,341)              (57,946)           9,708

   Balance at beginning of year                                    120,378               116,037           58,091
                                                                 ---------             ---------        ---------

   Balance at end of year                                        $ 116,037             $  58,091        $  67,799
                                                                 =========             =========        =========

Supplemental disclosures - cash paid (received) for:
    Interest                                                     $  27,143              $ 32,896        $  28,278
    Income taxes                                                    29,770                 9,715           (4,523)

     Acquisition of business - net assets consolidated
        Cash and cash equivalents                                $    -                 $    196        $    -
        Restricted cash                                               -                    2,685             -
        Goodwill                                                      -                    6,406             -
        Other intangible assets                                       -                    2,601             -
        Other noncash assets                                          -                    1,259             -
        Liabilities                                                   -                   (3,998)            -
                                                                 ---------             ---------        ----------

            Cash paid                                            $
                                                                 =========             =========        ==========
                                                                 $    -                 $  9,149        $    -
                                                                 =========             =========        ==========

          See accompanying notes to consolidated financial statements.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

     Organization and basis of presentation. NL Industries, Inc. (NYSE: NL) conducts its titanium dioxide pigments ("TiO2") operations through its approximately 51% -owned subsidiary, Kronos Worldwide, Inc. (NYSE: KRO), formerly known as Kronos, Inc. ("Kronos"). At December 31, 2003, Valhi, Inc. and a wholly-owned subsidiary of Valhi held approximately 84% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At December 31, 2003, Valhi and a wholly-owned subsidiary of Valhi also held an additional approximate 42% of Kronos' outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of Valhi, Contran and the Company, may be deemed to control each of such companies.

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of NL and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently, and in 2002 included a $6.3 million gain related to the extinguishments of certain intercompany indebtedness that is classified as a component of other income (expense) in the accompanying consolidated statement of income.

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Inventories and cost of sales. Inventories are stated at the lower of cost (principally average cost) or market, net of allowance for slow-moving inventories. Amounts are removed from inventories at average cost. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

     Cash and cash equivalents. Cash equivalents include bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less.

     Restricted cash equivalents and restricted marketable debt securities. Restricted cash equivalents and restricted marketable debt securities, primarily invested in U.S. government securities and money market funds that invest primarily in U.S. government securities, include amounts restricted pursuant to outstanding letters of credit ($10 million and $5 million at December 31, 2002 and 2003 respectively), and at December 31, 2003 also includes $24 million held by special purpose trusts (2002 - $59 million) formed by NL, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted amount relates. Additionally, the restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security. Use of such restricted balances does not affect the Company's Consolidated Statements of Cash Flows. See Note 8.

     Marketable securities and securities transactions. Marketable debt and equity securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Realized gains and losses are based upon the specific identification of the securities sold.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Investment in TiO2 manufacturing joint venture. Investment in a 50%-owned manufacturing joint venture is accounted for by the equity method.

     Property and equipment and depreciation. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. The Company does not own the ilmenite reserves associated with the mine. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     The Company performs planned major maintenance activities during the year. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities (see Note 9), was $4.0 million and $6.3 million at December 31, 2002 and 2003, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized were not significant in 2001, 2002 or 2003.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced assessing impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Long-term debt. Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999. See Note 19.

     Income taxes. The Company and its qualifying subsidiaries are included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company computes its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company generally makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the Company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. See Notes 13 and 14.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $261 million at December 31, 2002 and $304 million at December 31, 2003.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 876,000 in 2001, 788,000 in 2002 and nil in 2003. There were no adjustments to net income in the computation of the diluted earnings per share amounts.

     Stock options. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During the fourth quarter of 2002 and following the Company's cash settlement of options to purchase NL common stock held by certain individuals, the Company commenced accounting for its stock options using the variable accounting method because the Company could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Aggregate compensation cost related to NL stock options recognized by the Company was nil in 2001, $3.2 million in 2002 and $1.9 million in 2003.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2001, 2002 and 2003 if the Company and its subsidiaries had each elected to account for their respective stock-based employee compensation related to all stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.

                                                                              Years ended December 31,
                                                                         2001           2002            2003
                                                                         ----           ----            ----
                                                                                (In millions, except
                                                                                 per share amounts)

Net income as reported                                               $ 121.4        $  36.8        $  63.7

Adjustments, net of applicable income tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                                           -             2.1            1.1
  Stock-based employee compensation expense
   determined under SFAS No. 123                                        (1.6)          (1.0)           (.4)
                                                                     -------        -------        -------

Pro forma net income                                                 $ 119.8        $  37.9        $  64.4
                                                                     =======        =======        =======

Basic earnings per share:
  As reported                                                        $   2.44       $    .76       $  1.33
  Pro forma                                                          $   2.41       $    .78       $  1.35

Diluted earnings per share:
  As reported                                                        $   2.44       $    .76       $  1.33
  Pro forma                                                          $   2.40       $    .78       $  1.35

     Environmental remediation costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2002 and 2003, no receivables for recoveries have been recognized.

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs are included in selling, general and administrative expense and were $49 million in 2001, $51 million in 2002 and $63 million in 2003. Advertising costs are expensed as incurred and were $1 million in each of 2001, 2002, and 2003. Research, development and certain sales technical support costs are expensed as incurred and approximated $6 million in each of 2001 and 2002 and approximated $7 million in 2003.

     Other. Corporate expenses include environmental, legal and other costs attributable to formerly owned business units.

     Accounting and funding policies for retirement and postretirement benefits other than pensions ("OPEB") plans are described in Note 15.

Note 2 - Business combinations:

     In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including acquisition costs of $.2 million. An entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly-owned subsidiary of Contran owned the remainder of EWI. EWI provides reinsurance brokerage services for insurance policies of the Company, its joint venture and other affiliates of Contran as well as external third-party customers. The purchase was approved by a special committee of the Company's Board of Directors consisting of two of its directors unrelated to Contran, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

     EWI's results of operations and cash flows are included in the Company's consolidated results of operations and cash flows beginning January 2002. The pro forma effect on the Company's results of operations at December 31, 2001, assuming the acquisition of EWI had occurred as of January 1, 2001, is not material. The aggregate cash purchase price has been allocated to the assets acquired and liabilities assumed.

Note 3 - Geographic information:

     The Company's primary operations are conducted by Kronos and are associated with the production and sale of TiO2. Titanium dioxide pigments are used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. At December 31, 2002 and 2003, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $159 million and $193 million, respectively.

     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location.






                                                                           Years ended December 31,
                                                                   2001               2002               2003
                                                                   ----               ----               ----
                                                                                 (In thousands)
Geographic areas

    Net sales - point of origin:
        Germany                                                   $ 398,470          $ 404,299         $  510,105
        United States                                               278,624            291,823            310,694
        Canada                                                      149,412            157,773            173,297
        Belgium                                                     126,782            123,760            150,728
        Norway                                                      102,843            111,811            131,457
        Other                                                        82,320             89,560            110,358
        Eliminations                                               (303,352)          (303,838)          (378,462)
                                                                  ---------          ---------         ----------

                                                                  $ 835,099          $ 875,188         $1,008,177
                                                                  =========          =========         ==========

    Net sales - point of destination:
        Europe                                                    $ 425,338          $ 456,834         $  567,496
        United States                                               258,347            271,865            296,643
        Canada                                                       47,061             53,371             53,170
        Latin America                                                25,514             19,970             15,920
        Asia                                                         46,169             47,549             49,020
        Other                                                        32,670             25,599             25,928
                                                                  ---------          ---------         ----------

                                                                  $ 835,099          $ 875,188         $1,008,177
                                                                  =========          =========         ==========

                                                                                  December 31,
                                                                   2001               2002               2003
                                                                   ----               ----               ----
                                                                                 (In thousands)


    Net property and equipment:
        Germany                                                     $182,387           $213,170          $252,411
        Canada                                                        54,676             54,719            63,623
        Belgium                                                       46,841             54,625            64,895
        Norway                                                        38,549             49,737            50,811
        Other                                                          7,297              6,568             3,999
                                                                    --------           --------          --------

                                                                    $329,750           $378,819          $435,739
                                                                    ========           ========          ========

Note 4 -       Accounts and other receivables:

                                                                                           December 31,
                                                                                        2002             2003
                                                                                        ----             ----
                                                                                           (In thousands)

Trade receivables                                                                     $ 124,044    $  146,971
Insurance claims                                                                          2,558            58
Recoverable VAT and other receivables                                                    12,861        12,710
Allowance for doubtful accounts                                                          (2,605)       (2,919)
                                                                                      ---------    ----------

                                                                                      $ 136,858    $  156,820
                                                                                      =========    ==========







Note 5 -       Marketable securities:

                                                                                             December 31,
                                                                                         2002            2003
                                                                                         ----            ----
                                                                                            (In thousands)

Available-for-sale marketable equity securities:
  Valhi                                                                                  $  9,845       $ 70,450
  Tremont Group                                                                            30,634              -
  Tremont Corporation                                                                         243              -
  Other                                                                                       179             37
                                                                                         --------       --------

                                                                                         $ 40,901       $ 70,487
                                                                                         ========       ========


     At December 31, 2002, the Company owned 20% of Tremont Group, Inc. and Valhi owned the remaining 80%. Tremont Group's only asset was an 80% ownership interest in Tremont Corporation ("Tremont"). The Company's stock of Tremont Group was redeemdable at the option of the Company for fair value based on the value of the underlying Tremont shares, and the Company accounted for its investment in Tremont Group as an available-for-sale marketable security carried at fair value based on the fair value of the underlying Tremont shares. At December 31, 2002, the Company also directly held a nominal number of shares of Tremont and owned 1,186,200 shares of Valhi common stock. The Company accounts for its investment in its parent companies as available-for-sale marketable securities carried at fair value.

     In February 2003 Valhi completed a series of merger transactions pursuant to which, among other things, Tremont Group and Tremont both became wholly-owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to the Company in return for the Company's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to all Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders. The Company received approximately 27,770 shares of Valhi common stock in the second transaction. The number of shares of Valhi common stock issued to the Company in exchange for the Company's 20% ownership interest in Tremont Group was equal to the Company's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the same 3.4 exchange ratio. The Company reported a pre-tax securities transaction gain of approximately $2.3 million in the first quarter of 2003 which represented the difference between the market value of the shares of Valhi received and the cost basis of the Tremont Group and Tremont shares exchanged. Following these transactions, the Company owned approximately 4.7 million shares of Valhi's outstanding common stock (approximately 4% of Valhi's outstanding shares). The Company will continue to account for its shares of Valhi common stock as available-for-sale marketable equity securities carried at fair value (based on quoted market prices).

     The aggregate cost basis for the Company's investment in Valhi at December 31, 2003 was $34.6 million. The aggregate cost basis of the Company's investment in Tremont Group and Valhi at December 31, 2002 was $26.2 million and $5.9 million, respectively.

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

Note 6 - Inventories:

                                                                                            December 31,
                                                                                        2002             2003
                                                                                        ----             ----
                                                                                           (In thousands)


Raw materials                                                                          $ 54,077         $ 61,959
Work in process                                                                          15,936           19,855
Finished products                                                                       109,203          147,270
Supplies                                                                                 30,666           36,936
                                                                                       --------         --------

                                                                                       $209,882         $266,020
                                                                                       ========         ========

Note 7 - Investment in TiO2 manufacturing joint venture:

     Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment Company, L.P. ("LPC"). LPC is a manufacturing joint venture that is also 50%-owned by Tioxide Americas Inc. ("Tioxide"), a wholly-owned subsidiary of Huntsman International Holdings LLC, a 60%-owned subsidiary of Huntsman Corporation. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

     KLA is required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, the Company reports no equity in earnings of LPC. Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $11.3 million in 2001, $8.0 million in 2002 and $.9 million in 2003 are stated net of contributions of $6.2 million in 2001, $14.2 million in 2002 and $13.1 million in 2003.

     LPC made net cash distributions of $22.6 million in 2001, $15.9 million in 2002 and $1.8 million in 2003, equally split between the partners.

Summary balance sheets of LPC are shown below:

                                                                                          December 31,
                                                                                    2002                2003
                                                                                    ----                ----
                                                                                         (In thousands)

           ASSETS

Current assets                                                                     $  56,745          $  57,028
Property and equipment, net                                                          235,739            226,971
                                                                                   ---------          ---------

                                                                                   $ 292,484          $ 283,999
                                                                                   =========          =========

   LIABILITIES AND PARTNERS' EQUITY

Other liabilities, primarily current                                               $  29,716          $  23,229
Partners' equity                                                                     262,768            260,770
                                                                                   ---------          ---------

                                                                                   $ 292,484          $ 283,999
                                                                                   =========          =========

Summary income statements of LPC are shown below:

                                                                         Years ended December 31,
                                                              2001                 2002                 2003
                                                              ----                 ----                 ----
                                                                              (In thousands)

Revenues and other income:
  Kronos                                                     $  93,393            $  92,428            $  101,293
  Tioxide                                                       94,009               93,833               101,619
  Interest                                                         303                   53                    73
                                                             ---------            ---------            ----------

                                                               187,705              186,314               202,985
                                                             ---------            ---------            ----------
Cost and expenses:
  Cost of sales                                                187,295              185,946               201,947
  General and administrative                                       410                  368                   398
                                                             ---------            ---------            ----------

                                                               187,705              186,314               202,345
                                                             ---------            ---------            ----------

Net income from continuing operations                             -                    -                      640
  Cumulative effect of change in accounting principle             -                    -                     (640)
                                                             ---------            ---------            ----------

        Net income                                           $    -               $    -               $     -
                                                             =========            =========            ==========

Note 8 -       Other noncurrent assets:

                                                                                             December 31,
                                                                                        2002             2003
                                                                                        ----             ----
                                                                                           (In thousands)

    Deferred financing costs, net                                                      $ 10,550         $ 10,417
    Goodwill                                                                              6,406            6,406
    Unrecognized net pension obligations                                                  5,561           13,747
    Intangible asset, net                                                                 2,230            1,859
    Restricted cash equivalents                                                           1,344                -
    Other                                                                                 2,646            1,628
                                                                                       --------         --------

                                                                                       $ 28,737         $ 34,057
                                                                                       ========         ========

     Goodwill and the definite-lived customer list intangible asset resulted from the acquisition of EWI in January 2002. See Note 2. The intangible asset is amortized on a straight-line basis over a period of seven years (approximately five years remaining at December 31, 2003) with no assumed residual value and is presented net of accumulated amortization of $372,000 and $743,000 as of December 31, 2002 and 2003, respectively. Amortization expense of intangible assets was approximately $372,000 in 2002 and $371,000 in 2003, and amortization expense of intangible assets is expected to be approximately $370,000 in each of 2004 through 2008.

Note 9 - Accrued liabilities:

                                                                                              December 31,
                                                                                         2002           2003
                                                                                        ------         ------
                                                                                            (In thousands)

    Employee benefits                                                                 $ 34,349     $ 38,368
    Interest                                                                               240          206
    Deferred income                                                                        333          -
    Other                                                                               35,512       42,543
                                                                                      --------     --------

                                                                                      $ 70,434     $ 81,117
                                                                                      ========     ========

Note 10 -      Other noncurrent liabilities:

                                                                                           December 31,
                                                                                       2002             2003
                                                                                       ----             ----
                                                                                           (In thousands)


  Employee benefits                                                                     $  4,025         $  4,849
  Insurance                                                                                7,674            4,331
  Other                                                                                    9,351           10,273
                                                                                        --------         --------

                                                                                        $ 21,050         $ 19,453
                                                                                        ========         ========

Note 11 -      Long-term debt:

                                                                                              December 31,
                                                                                          2002             2003
                                                                                          ----             ----
                                                                                              (In thousands)


Kronos International, Inc. and subsidiaries:
  8.875% Senior Secured Notes                                                          $ 296,942       $  356,136
  Bank credit facility                                                                    27,077                -
  Other                                                                                    1,887              603
                                                                                       ---------       ----------

                                                                                         325,906          356,739

  Less current maturities                                                                  1,298              288
                                                                                       ---------       ----------

                                                                                       $ 324,608       $  356,451
                                                                                       =========       ==========

     In June 2002, Kronos International, Inc. ("KII"), which conducts the Company's TiO2 operations in Europe, issued (euro)285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes (the "Notes") due 2009. The Notes are collateralized by first priority liens on 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. In addition, the indenture contains customary cross-default provisions with respect to other debt and obligations of KII or its subsidiaries. The Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of the Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2003 the quoted market price of the Notes was approximately (euro)1,000 per (euro)1,000 principal amount (2002 -
(euro)1,010 per (euro)1,000 principal amount).

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway (collectively, the "Borrowers") entered into a (euro)80 million secured revolving bank credit facility that matures in June 2005 ("European Credit Facility"). Borrowings under this facility were used in part to repay and terminate Kronos' short-term non-U.S. bank credit agreements. Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million. The European Credit Facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The European Credit Facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In addition, the European Credit Facility contains customary cross-default provisions with respect to other debt and obligations of the Borrowers, KII and its other subsidiaries. At December 31, 2003, no amounts were outstanding under the European Credit Facility, and the equivalent of $97.5 million was available for additional borrowing by the subsidiaries.

     Under the cross-default provisions of the Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the European Credit Facility, any outstanding borrowings under the European Credit Facility may be accelerated prior to their stated maturity if the Borrowers or KII default under any other indebtedness in excess of (euro)5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). In the event the cross-default provisions of either the Notes or the European Credit Facility become applicable, and such indebtedness is accelerated, the Company would be required to repay such indebtedness prior to their stated maturity.

     In March 2002, NL redeemed $25 million principal amount of its 11.75% Senior Secured Notes ("NL Senior Secured Notes") at par value, using available cash on hand. In addition, NL used a portion of the net proceeds from the issuance of the Notes to redeem in full the remaining $169 million principal amount of the NL Senior Secured Notes. In accordance with the terms of the indenture governing the NL Senior Secured Notes, on June 28, 2002, NL irrevocably placed on deposit with the NL Senior Secured Notes trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as the primary obligor under the indenture as of June 30, 2002, the NL Senior Secured Notes were eliminated from the balance sheet as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. NL recognized a loss on the early extinguishment of debt of approximately $2 million in the second quarter of 2002, consisting primarily of the interest on the NL Senior Secured Notes for the period from July 1 to July 28, 2002. Such loss is recognized as a component of interest expense.

     In September 2002, certain of NL's U.S. subsidiaries entered into a $50 million revolving credit facility (nil outstanding at December 31, 2003) that matures in September 2005 ("U.S. Credit Facility"). The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate. The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2003, $39 million was available for borrowing under the facility.

     Deferred financing costs of $10.7 million for the KII Senior Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of December 31, 2003.

     In January 2004, Kronos' Canadian subsidiary entered into a new Cdn. $30 million revolving credit facility that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR. The facility contains certain restrictive covenants that, among other things, restricts the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.

     Unused lines of credit available for borrowing under the Company's non-U.S. credit facilities approximated $99.9 million at December 31, 2003 (including approximately $97.5 million under the European Credit Facility).

     In January and February 2004, certain of KII's operating subsidiaries borrowed a net (euro)40 million ($50 million when borrowed) under the European Credit Facility at an interest rate of 3.825%.

     Aggregate maturities of long-term debt at December 31, 2003:

Years ending December 31,                                         Amount
                                                              (In thousands)

  2004                                                            $    288
  2005                                                                 153
  2006                                                                 145
  2007                                                                  18
  2008                                                                 -
  2009 and thereafter                                              356,135
                                                                  --------

                                                                  $356,739
                                                                  ========

Note 12 - Minority interest:

                                                                                            December 31,
                                                                                        2002            2003
                                                                                        ----            ----
                                                                                           (In thousands)
Minority interest in net assets:
  Kronos Worldwide, Inc.                                                                $   -           $ 77,763
  Other                                                                                    8,516           9,028
                                                                                        --------        --------

                                                                                        $  8,516        $ 86,791
                                                                                        ========        ========

                                                                                 Years ended December 31,
                                                                           2001            2002           2003
                                                                           ----            ----           ----
                                                                                     (In thousands)
Minority interest in net earnings:
  Kronos Worldwide, Inc.                                                    $  -           $  -           $ 1,602
  Other                                                                         960          1,264            442
                                                                            -------        -------        -------

                                                                            $   960        $ 1,264        $ 2,044
                                                                            =======        =======        =======

     Kronos Worldwide, Inc. The Company commenced recognizing minority interest in Kronos' net assets and net earnings following the Company's December 2003 distribution of a portion of the shares of Kronos common stock to its stockholders. See Note 13.

     Other. Other minority interest relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS's earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The stockholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS's cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS's environmental liabilities, as discussed in Note 18.

Note 13 - Stockholders' equity:

                                                                                 Shares of common stock
                                                                     Issued         Treasury        Outstanding
                                                                                   (In thousands)


Balance at December 31, 2000                                            66,839          (16,787)        50,052

Treasury shares acquired                                                     -           (1,059)        (1,059)
Treasury shares reissued                                                     -               38             38
Other                                                                        6             -                 6
                                                                       -------          -------        -------

Balance at December 31, 2001                                            66,845          (17,808)        49,037

Treasury shares acquired                                                  -              (1,384)        (1,384)
Treasury shares reissued                                                  -                  37             37
                                                                       -------          -------        -------

Balance at December 31, 2002                                            66,845          (19,155)        47,690

Treasury shares reissued                                                  -                 101            101
                                                                       -------          -------        -------

Balance at December 31, 2003                                            66,845          (19,054)        47,791
                                                                       =======          =======        =======

     Kronos Worldwide, Inc. Prior to December 2003, Kronos was a wholly-owned subsidiary of the Company. In December 2003, the Company completed the distribution of approximately 48.8% of Kronos' common stock to NL stockholders (including Valhi and Tremont) in the form of a pro-rata dividend. Stockholders of the Company received one share of Kronos common stock for every two shares of NL held.

     The Company is a party to a tax sharing agreement with Contran pursuant to which the Company generally computes its provision for income taxes on a separate-company basis, and the Company makes payments to or receives payments from Valhi in amounts that it would have paid to or received from the U.S. Internal Revenue Service had the Company not been a member of the Contran Tax Group. Prior to the Company's completion of the distribution of 48.8% of the outstanding shares of common stock of Kronos, Kronos and its qualifying subsidiaries were members of the Company's tax group. Following completion of the distribution, Kronos and its qualifying subsidiaries are no longer members of the Company's tax group, but Kronos and its qualifying subsidiaries will remain members of the Contran Tax Group. The Company's distribution of 48.8% of the outstanding shares of common stock of Kronos is taxable to the Company, and the Company is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed ($17.25 per share, equal to the closing market price of Kronos' common stock on December 8, 2003, the date the distribution was completed) and the Company's adjusted tax basis in such stock at the date of distribution. With respect to the shares of Kronos distributed to Valhi and Tremont (20.2 million shares in the aggregate), effective December 1, 2003, Valhi and the Company amended the terms of their tax sharing agreement to not require the Company to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, since the tax on that portion of the gain is deferred at the Valhi level due to Valhi, Tremont and the Company being members of the same tax group. The Company was required to recognize a tax liability with respect to the Kronos shares distributed to the Company's stockholders other than Valhi and Tremont, and such tax liability was approximately $22.5 million.

     In accordance with GAAP, the net carrying value of the shares of Kronos distributed ($88.5 million) and the $22.5 million tax liability discussed above, have been recognized as a reduction of the Company's stockholders' equity and charged directly to retained earnings.

     Common stock options. The NL Industries, Inc. 1998 Long-Term Incentive Plan (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company and nonemployee directors. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("Predecessor Option Plan") remain outstanding at December 31, 2003, no additional options may be granted under the Predecessor Option Plan.

     Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2003, 3,864,500 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

     Following the December 2003 distribution of a portion of the shares of Kronos common stock held by the Company, the exercise price for each outstanding option to purchase NL common stock was reduced by $8.63 (or one-half of the closing price of Kronos' common stock on December 8, 2003, the distribution date).





     Changes in outstanding options granted pursuant to the NL Option Plan, the Predecessor Option Plan and the nonemployee director plan are summarized in the table below.

                                                                             Amount        Weighted-     Weighted-
                                                           Exercise         payable         average    average fair
                                                           price per          upon         exercise     value at
                                              Shares         share          exercise         price        grant
                                              ------       ---------        --------       ---------    ----------
                                                           (In thousands, except per share amounts)

Outstanding at December 31, 2000                1,602  $ 5.00-21.97           $ 24,363   $  15.21

Granted                                           484   20.11-20.51              9,737   $  20.12       $  7.52
Exercised                                         (38)  11.28-21.97               (627)  $  16.45
Canceled                                          (34)  11.28-20.11               (513)  $  15.38
                                               ------  ------------          ---------

Outstanding at December 31, 2001                2,014    5.00-21.97             32,960   $  16.36

Granted                                            12   13.81-13.81                166   $  13.81       $  5.71
Exercised                                        (545)   5.00-15.75             (7,444)  $  13.65
Canceled                                         (220)  11.88-21.97             (3,623)  $  16.43
                                               ------  ------------          ---------

Outstanding at December 31, 2002                1,261    8.69-21.97             22,059   $  17.50

Exercised                                         (95)  11.28-15.19             (1,271)  $  13.43
Canceled                                          (26)   9.34-20.11               (391)  $  15.00
Adjusted for Kronos common stock
   distribution                                   -          -                  (9,885)  $   8.63
                                               ------  ------------          ---------

Outstanding at December 31, 2003                1,140  $ 0.06-13.34          $  10,512   $   9.22
                                               ======  ============          =========

     At December 31, 2001,  2002 and 2003 options to purchase  658,560,  428,400 and 695,700 shares, respectively, were exercisable, and options to purchase 214,200 shares become exercisable in 2004. Of the exercisable options, options to purchase 592,700 shares at December 31, 2003 had exercise prices less than the Company's December 31, 2003 quoted market price of $11.70 per share. Outstanding options at December 31, 2003 expire at various dates through 2011.

     The following table summarizes the Company's stock options outstanding and exercisable as of December 31, 2003 by price range.

                                Options outstanding                                      Options exercisable
                                                     Weighted-
                                                      average         Weighted-                        Weighted-
                                    Outstanding      remaining         average       Exercisable        average
            Range of                    at          contractual       exercise           at            exercise
        exercise prices              12/31/03          life             price         12/31/03           price
     ---------------------          ----------       --------         ---------      ----------       -----------

$  0.06        -   $  4.84               78,300         4.4            $   3.05          48,600         $   2.92
$  4.85        -   $  7.26              299,300         5.4            $   5.75         124,700         $   5.87
$  7.27        -   $  9.68              162,000         3.7            $   9.21         162,000         $   9.21
$  9.69        -   $ 12.09              505,400         6.4            $  11.46         265,400         $  11.45
$ 12.10        -   $ 14.51               95,000         4.1            $  13.34          95,000         $  13.34
                                      ---------                                       ---------

                                      1,140,000         5.5            $   9.22         695,700          $  9.59
                                      =========                                       =========

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. See Note 1. No options were granted in 2003. The weighted-average fair values of options granted during 2001 and 2002 were $7.52 and $5.71 per share, respectively. The fair values of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001 and 2002: stock price volatility of 46% and 47%, respectively; risk-free rate of return of 5% and 4%, respectively; dividend yield of 4.0% and 5.8%, respectively; and an expected term of 9 and 7 years, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 14 - Income taxes:

                                                                               Years ended December 31,
                                                                          2001             2002           2003
                                                                          ----             ----           ----
                                                                                     (In millions)
Pre-tax income (loss):
  U.S.                                                                  $  3.3           $(17.4)         $(21.8)
  Non-U.S.                                                               154.0             67.5            86.1
                                                                        ------           ------          ------

                                                                        $157.3           $ 50.1          $ 64.3
                                                                        ======           ======          ======

Expected tax expense (benefit), at U.S.
 federal statutory income tax rate of 35%                               $ 55.0           $ 17.5          $ 22.5
Non-U.S. tax rates                                                        (4.0)            (6.8)           (1.1)
Incremental U.S. tax and rate differences
 on equity in earnings of non-tax group
 companies                                                                 6.0               .5             1.9
Change in deferred income tax valuation allowance, net                   (24.7)            (3.4)           (7.2)

Nondeductible expenses                                                      .6              3.4             3.4
Nontaxable income                                                         (3.2)              -               -
Change in Belgian income tax law                                           -               (2.3)             -
U.S. state income taxes, net                                                .5              (.1)             .1
Refund of prior year German income taxes                                   -                -             (38.0)
Tax contingency reserve adjustment, net                                    1.0              2.9            14.7
Other, net                                                                 3.7               .3             2.2
                                                                        ------           ------          ------

                                                                        $ 34.9           $ 12.0          $ (1.5)
                                                                        ======           ======          ======









                                                                               Years ended December 31,
                                                                          2001             2002           2003
                                                                          ----             ----           ----
                                                                                     (In millions)
Components of income tax expense (benefit):
  Currently payable (refundable):
    U.S. federal and state                                              $  2.6           $   .1          $   .2
    Non-U.S.                                                              29.0             10.4           (35.4)
                                                                        ------           ------          ------
                                                                          31.6             10.5           (35.2)
                                                                        ------           ------          ------
  Deferred income taxes (benefit):
    U.S. federal and state                                                11.5             (4.0)           (3.8)
    Non-U.S.                                                              (8.2)             5.5            37.5
                                                                        ------           ------          ------
                                                                           3.3              1.5            33.7
                                                                        ------           ------          ------

                                                                        $ 34.9           $ 12.0          $ (1.5)
                                                                        ======           ======          ======


                                                                               Years ended December 31,
                                                                          2001             2002           2003
                                                                          ----             ----           ----
                                                                                     (In millions)
Comprehensive provision for income taxes (benefit) allocable to:
  Net income (loss)                                                     $ 34.9           $ 12.0        $ (1.5)
  Retained earnings                                                       -                -             22.5
  Additional paid-in capital                                              -                 (.2)           -
  Acquired definite-lived intangible asset                                -                  .9            -
  Other comprehensive income:
    Marketable securities                                                  (.3)            (1.3)          9.4
    Pension liabilities                                                   (2.2)            (7.2)        (12.2)
                                                                        ------           ------        ------

                                                                        $ 32.4           $  4.2        $ 18.2
                                                                        ======           ======        ======







     The components of the net deferred tax liability at December 31, 2002 and 2003, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

                                                                                   December 31,
                                                                        2002                        2003
                                                             -------------------------   ---------------
                                                             Assets     Liabilities      Assets      Liabilities
                                                                                (In millions)
Tax effect of temporary differences related to:
  Inventories                                               $  3.4       $  (3.3)         $  1.5      $  (4.1)
  Property and equipment                                      44.3         (59.1)           46.0        (62.7)
  Accrued OPEB costs                                          10.6            -              9.8           -
  Accrued (prepaid) pension cost                               8.5         (24.8)           25.1        (33.5)
  Accrued environmental liabilities and                                                                    -
   other deductible differences                               32.9            -             28.8
  Noncompete agreement                                          .1            -               -            -
  Other accrued liabilities and deductible differences        16.4           -               5.9           -
  Other taxable differences                                     -         (137.7)             -        (157.7)
Tax on unremitted earnings of non-U.S. subsidiaries             -          (4.1)              -          (4.3)
Tax loss and tax credit carryforwards                        163.8            -            154.9           -
Valuation allowance                                         (185.3)           -           (193.8)          -
                                                           -------       -------          ------      ------
  Adjusted gross deferred tax assets                                                        78.2
   (liabilities)                                              94.7        (229.0)                      (262.3)
Netting of items by tax jurisdiction                         (82.3)         82.3           (60.7)        60.7
                                                           -------       -------          ------      -------
                                                              12.4        (146.7)           17.5       (201.6)
Less net current deferred tax asset

 (liability)                                                  10.5          (3.2)           10.8         (3.4)
                                                           -------       -------          ------      -------

  Net noncurrent deferred tax asset

   (liability)                                              $  1.9       $(143.5)         $  6.7      $(198.2)
                                                            ======       =======          ======      =======

                                                                                  Years ended December 31,
                                                                            2001           2002             2003
                                                                            ----           ----             ----
                                                                                        (In millions)

Increase (decrease) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria                          $  (24.7)     $    (3.4)        $  (7.2)
  Foreign currency translation                                              (7.5)          21.6            28.2
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                                                      (3.7)          12.6           (12.5)
                                                                        --------       --------         -------

                                                                        $  (35.9)      $   30.8         $   8.5
                                                                        ========       ========         =======

     A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.3 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgian temporary differences.

     In 2001, NL completed a restructuring of its German subsidiaries, and as a result NL recognized a $17.6 million net income tax benefit. This benefit is comprised of a $23.2 million decrease in NL's deferred income tax asset valuation allowance due to a change in estimate of NL's ability to utilize certain German income tax attributes that did not previously meet the
"more-likely-than-not"   recognition   criteria,   offset  by  $5.6  million  of
incremental   U.S.   taxes  on   undistributed   earnings  of  certain   foreign
subsidiaries.

     In the first  quarter  of 2003,  the  Company  was  notified  by the German
Federal Fiscal Court (the "Court") that the Court had ruled in the Company's favor concerning a claim for refund suit in which the Company sought refunds of prior taxes paid during the periods 1990 through 1997. KII and the Company's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company's German operating subsidiary of (euro)103.2 million ($123.0 million), and an aggregate additional liability of taxes and related interest to KII of (euro)91.9 million ($109.6 million). Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year. In February 2004, the Company's German operating subsidiary received interest of (euro)16.8 million ($19.2 million). The Company believes it will receive the net refunds of taxes and related interest for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which the Company received
(euro)21.5 million ($24.6 million) in 2003. The Company has recognized the aggregate (euro)32.8 million ($38 million) benefit of such net refunds in its 2003 results of operations.

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o NL's and EMS's 1998 U.S. federal income tax returns are currently being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments until September 30, 2004. Based on the examination to date, NL anticipates that the U.S. tax authorities will propose a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under this initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified expidited arbitration procedure. NL anticipates that settlement of this matter will likely occur in 2004, resulting in payments of federal and state tax and interest ranging from $33 million to $45 million. Additional payments in later years may be required as part of the settlement. NL has provided adequate accruals to cover the currently expected range of settlement outcomes.

o The Company has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)6 million ($8 million at December 31, 2003). Kronos has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of the Company's Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately (euro)13 million ($16 million). The Company believes the proposed assessment is substantially without merit, and the Company has filed a written response. In December 2003, the Belgian tax authorities agreed to a settlement of certain tax assessments for the years 1991 to 1997 of approximately (euro)5 million, including interest ($6.3 million) separate from the assessments noted previously.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2003) relating to the years 1998 to 2000. Kronos has filed a written protest to this proposed assessment.

     No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives, court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At December 31, 2003, the Company had the equivalent of $438 million of German income tax loss carryforwards with no expiration date. The Company has provided a deferred tax valuation allowance of $185.3 million at December 31, 2002 and $193.8 million at December 31, 2003, principally related to Germany, partially offsetting deferred tax assets that the Company believes do not meet the "more-likely-than-not" recognition criteria.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforward effective January 1, 2004. The new law may significantly affect the Company's future income tax expense and cash tax payments.

Note 15 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2003, the Company currently expects to contribute the equivalent of approximately $9 million to all of its defined benefit pension plans during 2004.

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost related to the Company's consolidated business segments and charged to continuing operations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. The Company uses a September 30th measurement date for their defined benefit pension plans.






                                                                                       Years ended December 31,
                                                                                      2002                  2003
                                                                                      ----                  ----
                                                                                            (In thousands)
Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year                                       $261,805           $ 302,377
  Service cost                                                                          4,538               5,347
  Interest cost                                                                        16,510              18,225
  Participant contributions                                                             1,057               1,357
  Plan amendments                                                                           -               3,200
  Actuarial losses (gains)                                                             (1,704)             25,437
  Change in foreign currency exchange rates                                            37,033              43,514
  Benefits paid                                                                       (16,862)            (21,823)
                                                                                      -------            --------

      Benefit obligations at end of the year                                         $302,377           $ 377,634
                                                                                     ========           =========

Change in plan assets:
  Fair value of plan assets at beginning of the year                                 $208,267           $ 226,761
  Actual return on plan assets                                                         (3,087)             (6,391)
  Employer contributions                                                                9,310              14,082
  Participant contributions                                                             1,057               1,357
  Change in foreign currency exchange rates                                            28,076              27,249
  Benefits paid                                                                       (16,862)            (21,823)
                                                                                     --------            --------

      Fair value of plan assets at end of year                                       $226,761           $ 241,235
                                                                                     ========           =========

Funded status at end of the year:
  Plan assets less than PBO                                                          $(75,616)         $ (136,399)
  Unrecognized actuarial losses                                                        68,390             131,172
  Unrecognized prior service cost                                                       4,881               8,566
  Unrecognized net transition obligations                                               5,011               5,079
                                                                                     --------           ---------

                                                                                     $  2,666           $   8,418
                                                                                     ========           =========

Amounts recognized in the balance sheet:
  Prepaid pension costs                                                              $ 17,572           $    -
  Unrecognized net pension obligations                                                  5,561              13,747
  Accrued pension costs:
    Current                                                                            (7,019)             (8,366)
    Noncurrent                                                                        (43,757)            (81,180)
  Accumulated other comprehensive loss                                                 30,309              84,217
                                                                                     --------           ---------

                                                                                     $  2,666           $   8,418
                                                                                     ========           =========

                                                                                   Years ended December 31,
                                                                            2001             2002              2003
                                                                            ----             ----              ----
                                                                                        (In thousands)

Net periodic pension cost:
  Service cost benefits                                                   $  3,976        $  4,538          $  5,347
  Interest cost on PBO                                                      15,605          16,510            18,225
  Expected return on plan assets                                           (16,143)        (16,099)          (17,580)
  Amortization of prior service cost                                           201             307               354
  Amortization of net transition obligations                                   510             515               733
  Recognized actuarial losses                                                  443           1,223             1,800
                                                                          --------        --------          --------

                                                                          $  4,592        $  6,994         $   8,879
                                                                          ========        ========         =========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2002 and 2003 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.






                                                                                           December 31,
                                                                                     2002                 2003
                                                                                     ----                 ----

Discount rate                                                                        5.9%                 5.5%
Increase in future compensation levels                                               2.6%                 2.8%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2001, 2002 and 2003 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

                                                                                       December 31,
                                                                      2001               2002              2003
                                                                      ----               ----              ----

Discount rate                                                         6.5%               6.2%              5.9%
Increase in future compensation levels                                3.0%               2.8%              2.6%
Long-term return on plan assets                                       7.8%               7.5%              7.2%

     As of December 31, 2003, the accumulated benefit obligations for all defined benefit pension plans was approximately $332 million (2002 - $273 million). At December 31, 2003, the projected benefit obligations for all defined benefit pension plans was comprised of $57 million related to U.S. plans and $320 million related to non-U.S. plans (2002 - $51 million and $251 million, respectively). The Company uses a September 30th measurement date for their defined benefit pension plans.

     At December 31, 2003, the fair value of plan assets for all defined benefit pension plans was comprised of $44 million related to U.S. plans and $197 million related to non-U.S. plans (2002 - $43 million and $183 million, respectively).

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2002 and 2003, 79% and 86%, respectively, of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                                                        ___December 31,___
                                                                                      2002              2003
                                                                                      ----              ----
                                                                                          (In thousands)

  Projected benefit obligation                                                     $252,316          $377,634
  Accumulated benefit obligation                                                    229,373           332,399
  Fair value of plan assets:
    U.S. plans                                                                       43,487            44,356
    Non - U.S. plans                                                                135,950           196,879

     At December 31, 2003, all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

     At December 31, 2003, the asset mix of the CMRT was 50% in U.S. equity securities, 24% in U.S. fixed income securities, 7% in international equity securities and 19% in cash and other investments. At December 31, 2002, the assets of the U.S. plans were allocated as 39% to equity managers and 61% to fixed asset managers.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons. Mr. Simmons is the trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.

     For the year ended December 31, 2003, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 16-year history of the CMRT from its inception in 1987 through December 31, 2003, the average annual rate of return has been 12.4%.

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $600,000 in 2001, $600,000 in 2002 and $700,000 in 2003.

     Postretirement benefits other than pensions. In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Based on communications with a certain insurance provider of certain retiree benefits of NL, and consultations with NL's actuaries, NL has been released from certain life insurance retiree benefit obligations as of December 31, 2002 through the use of an equal amount of plan assets. In 1989 the Company began phasing out such benefits for active U.S. employees over a ten-year period and U.S. employees retiring after 1998 are not entitled to any such benefits. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. The Company's policy is to fund medical claims as they are incurred, net of any contributions by the retiree.

     The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2003, the expected rate of increase in future health care costs is 8% to 10% in 2004, declining to 5.5% in 2009 and thereafter. (In 2002 the expected rate of increase in future healthcare costs ranged from 9% in 2003, declining to 5.5% in 2007 and thereafter.) If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.2 million (decreased by $.2 million) in 2003, and the actuarial present value of accumulated OPEB obligations at December 31, 2003 would have increased by $2.2 million (decreased by $1.9 million).






                                                                                     Years ended December 31,
                                                                                      2002             2003
                                                                                      ----             ----
                                                                                          (In thousands)

Change in accumulated OPEB obligations:
  Obligations at beginning of the year                                                $ 35,137     $ 32,899
  Service cost                                                                             103          152
  Interest cost                                                                          2,028        2,063
  Actuarial losses                                                                       5,436        1,355
  Release of benefit obligations                                                        (5,778)        -
  Change in foreign currency exchange rates                                                 32          772
  Benefits paid:
     Company funds                                                                      (3,464)      (3,812)
     Plan assets                                                                          (595)        -
                                                                                      --------     --------

  Obligations at end of the year                                                      $ 32,899     $ 33,429
                                                                                      ========     ========

Change in plan assets:
  Fair value of plan assets at beginning of the year                                   $ 6,400     $   -
  Actual return on plan assets                                                             (27)        -
  Employer contributions                                                                 3,464        3,812
  Release of benefit obligations                                                        (5,778)        -
  Benefits paid                                                                         (4,059)      (3,812)
                                                                                      --------     --------

  Fair value of plan assets at end of the year                                        $   -        $   -
                                                                                      ========     ========

Funded status at end of the year:
  Plan assets less than benefit obligations                                           $(32,899)    $(33,429)
  Unrecognized net actuarial losses                                                      5,345        6,854
  Unrecognized prior service credit                                                     (3,708)      (1,633)
                                                                                      --------     --------

                                                                                      $(31,262)    $(28,208)
                                                                                      ========     ========

Accrued OPEB costs recognized in the balance sheet:
  Current                                                                             $ (4,785)    $ (4,797)
  Noncurrent                                                                           (26,477)     (23,411)
                                                                                      --------      -------

                                                                                      $(31,262)    $(28,208)
                                                                                      ========     ========



                                                                             Years ended December 31,
                                                                        2001            2002           2003
                                                                        ----            ----           ----
                                                                                  (In thousands)

Net periodic OPEB cost (credit):
  Service cost                                                           $    94       $   103       $   152
  Interest cost                                                            2,536         2,028         2,063
  Expected return on plan assets                                            (773)           (3)         -
  Amortization of prior service credit                                    (2,075)       (2,075)       (2,075)
  Recognized actuarial losses                                                 27            27           189
                                                                         -------       -------       -------

                                                                         $  (191)      $    80       $   329
                                                                         =======       =======       =======


     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2003 was 5.9% (2002 - 6.5%). Such weighted average rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material affect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2003 was 6.5% (2002 - 7.0%; 2001 - 7.3%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material affect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of assumed rate of return on plan assets also does not have a material affect on the net periodic OPEB cost as there were no plan assets as of December 31, 2002 or 2003.

     As of December 31, 2003, the accumulated benefit obligations for all OPEB plans was approximately $33.4 million (2002 - $32.9 million). At December 31, 2003, the accumulated benefit obligations for all OPEB plans was comprised of $27.9 million related to U.S. plans and $5.5 million related to non-U.S. plans (2002 - $29.6 million and $3.3 million, respectively). The Company uses a September 30th measurement date for their OPEB plans.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") was enacted. The Medicare 2003 Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare 2003 Act have not been issued, including those that would specify the manner in which plan sponsors could demonstrate their eligibility to receive the subsidy. Certain accounting issues raised by the Medicare 2003 Act, including how to account for the federal subsidy, are not explicitly addressed by current existing authoritative guidance. In accordance with FASB Staff Position No. 106-1, the Company has elected to defer accounting for the effects of the Medicare 2003 Act until authoritative guidance on how to account for the federal subsidy has been issued. Consequently, the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost, as reflected in the accompanying Consolidated Financial Statements, do not reflect any effect of the Medicare 2003 Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported financial information, depending on the transition provisions of such guidance.

Note 16 - Related party transactions:

     The Company may be deemed to be controlled  by Harold C. Simmons.  See Note
1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     Receivables from and payables to affiliates are summarized in the table below.


                                                                                              December 31,
                                                                                          2002           2003
                                                                                          ----           ----
                                                                                            (In thousands)

Current receivables from affiliates:
  CompX                                                                                  $    20       $  -
  TIMET                                                                                       84            50
  Other                                                                                      103             5
                                                                                         -------       -------

                                                                                         $   207       $    55
                                                                                         =======       =======

Noncurrent receivable from affiliate -
  loan to Contran family trust                                                           $18,000       $14,000
                                                                                         =======       =======

Current payables to affiliates:
  Louisiana Pigment Company                                                              $ 7,614       $ 8,560
  Valhi                                                                                        -        10,512
  Other                                                                                      413           465
                                                                                         -------       -------

                                                                                         $ 8,027       $19,537
                                                                                         =======       =======

     Amounts payable to LPC are generally for the purchase of TiO2. Purchases of TiO2 from LPC were $93.4 million in 2001, $92.4 million in 2002 and $101.3 million in 2003. See Note 7.

     From time to time, loans and advances are made between the Company and various related parties, pursuant to term and demand notes. These loans and advances are entered into principally for cash management purposes. When the Company loans funds to related parties, the lender is generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the Company, the Company believes that it has evaluated the credit risks involved, and that those risks are reasonable and reflected in the terms of the applicable loans. When the Company borrows from related parties, the borrower is generally able to pay a lower rate of interest than the borrower would pay if it borrowed from other parties.

     In 2001, EMS, NL's majority-owned environmental management subsidiary, extended a $25 million revolving credit facility to one of the family trusts discussed in Note 1 ($18 million and $14 million outstanding at December 31, 2002 and 2003, respectively). The loan bears interest at prime, is due on demand with 60 days notice and is collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The value of the collateral is dependent, in part, on the value of Valhi as Contran's beneficial ownership interest in Valhi is one of Contran's more substantial assets. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. At December 31, 2003, $11 million is available for borrowing by the family trust, and the loan has been classified as a noncurrent asset because EMS does not presently intend to demand repayment within the next 12 months.

     At December 31, 2002 and 2003, the Company had entered into a revolving credit facility with Tremont pursuant to which Tremont could borrow up to $15 million from the Company through December 31, 2004. Borrowings (none at December 31, 2002 and 2003) bear interest at prime plus 2%, with interest payable quarterly, and are collateralized by the 10.2 million shares of NL common stock and 5.1 million shares of Kronos owned by Tremont. The creditworthiness of Tremont is dependent in part on the value of the Company as Tremont's interest in the Company is one of Tremont's most substantial assets. At December 31, 2003, Tremont had $15 million of borrowing availability under the facility.

     Interest income on all loans to affiliates was $2.0 million in 2001, $1.9 million in 2002 and $799,000 in 2003.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.

     The Company is a party to an intercorporate services agreement with Contran ("Contran ISA") whereby Contran provides certain management services to the Company on a fee basis. Intercorporate services fee expense related to the Contran ISA was $1.2 million in 2001, $1.5 million in 2002 and $2.0 million in 2003.

     The Company was party to an intercorporate services agreement with Tremont ("Tremont ISA"). Under the terms of the contract, the Company provided certain management and financial services to Tremont on a fee basis during 2001 and 2002. Intercorporate services fee income related to the Tremont ISA was $.1 million in each of 2001 and 2002. The Company also has an ISA with Titanium Metals Corporation ("TIMET") whereby the Company provides certain services to TIMET for approximately $300,000 in each of 2001 and 2002 and approximately $14,000 in 2003. Certain other subsidiaries of the Company are also parties to similar ISAs among themselves, and expenses associated with these agreements are eliminated in the Company's consolidated financial statements.

     The Company and Tall Pines Insurance Company ("Tall Pines") (formerly NL Insurance, Ltd. of Vermont), a wholly-owned subsidiary of Tremont, are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by Tall Pines that (i) arise out of claims against other entities for which the Company is contractually responsible and (ii) are subject to payment by Tall Pines under certain reinsurance contracts. Also, Tall Pines will credit the Company with respect to certain underwriting profits or credit recoveries that Tall Pines receives from independent reinsurers that relate to retained liabilities. At December 31, 2003, the Company has $1.6 million of restricted cash that collateralizes certain of Tall Pines' outstanding letters of credit.

     Tall Pines, Valmont Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines and Valmont are wholly-owned subsidiaries of Valhi, and EWI is currently a wholly-owned subsidiary of NL. Prior to January 2002, EWI was owned by Contran or parties related to Contran. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid by the Company to Tall Pines and Valmont were $8.3 million in 2001, $9.5 million in 2002 and $7.2 million in 2003, and the aggregate premiums paid by affiliates (other than the Company and its joint venture) for policies provided or brokered by EWI prior to its acquisition by the Company were $6.2 million in 2001 and $6.5 million in 2002. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In the Company's opinion, the amounts that the Company paid for these insurance policies and the allocation among the Company and its affiliates of relative insurance premiums are reasonable and similar to those they could have obtained through unrelated insurance companies and/or brokers. The aggregate premiums paid by affiliates of the Company to EWI were $7.0 million in 2003. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2004.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

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

Note 17 - Leverkusen fire and insurance claim; litigation settlement gains:

     In March 2001, NL suffered a fire at its Leverkusen, Germany TiO2 facility. Production at the facility's chloride-process plant returned to full capacity on April 8, 2001. The facility's sulfate-process plant became approximately 50% operational in September 2001, and became fully operational in late October 2001. The damages to property and the business interruption losses caused by the fire were covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis was impacted by the timing and amount of insurance recoveries. The Company's operating income in 2001 includes $27.3 million of business interruption insurance recoveries losses caused by the Leverkusen fire. Of such business interruption proceeds amount, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production and the remaining $7.2 million, representing recovery of lost margin, was recorded as other income. The Company also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra costs, resulting in an insurance gain of $17.5 million as such recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred.

     In 2001, 2002 and 2003, the Company recognized $11.7 million, $5.2 million and $823,000, respectively, of net gains from legal settlements, of which $11.4 million in 2001, and all in 2002 and 2003, relates to settlements with certain of its former insurance carriers. These settlements resolved court proceedings in which the Company sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. Proceeds from substantially all of the 2001 settlements, plus the proceeds from similar settlements in 2000, were transferred by the carriers to special purpose trusts formed by the Company to pay for certain of its future remediation and other environmental expenditures. At December 31, 2002 and 2003, restricted cash equivalents and debt securities include an aggregate of $59 million and $24 million, respectively, held by such special purpose trusts.

Note 18 - Commitments and contingencies:

     Lead pigment litigation. The Company's former operations included the manufacture of lead pigments for use in paint and lead-based paint. Since 1987, NL, other former manufacturers of lead pigments for use in paint, and lead-based paint, and the Lead Industries Association (which discontinued business operations in 2002) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share liability, intentional tort, fraud and misrepresentation violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Several former cases have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which the Company is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although the Company is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against the Company.

     The Company believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. The Company has neither lost nor settled any of these cases. The Company has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. Considering the Company's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed, and there can be no assurance that the Company will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases.

     Environmental matters and litigation. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives. The Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances.

     The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits under which the plants must operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws. With respect to the Company's plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdiction by the U.S. EPA or any applicable foreign authority or any state, provincial or local authority.

     Some of the Company's current and former facilities, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one of more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     A summary of the activity in the Company's accrued environmental costs during the past two years is presented in the table below.

                                                                                     Years ended December 31,
                                                                                      2002             2003
                                                                                      ----             ----
                                                                                          (In thousands)

Balance at the beginning of the year                                                  $100,748        $ 91,506
Additions charged to expense                                                             9,388          26,211
Payments                                                                               (18,630)        (40,236)
                                                                                      --------        --------

Balance at the end of the year                                                        $ 91,506        $ 77,481
                                                                                      ========        ========

Amounts recognized in the balance sheet:
  Current liability                                                                   $ 51,307        $ 19,627
  Noncurrent liability                                                                  40,199          57,854
                                                                                      --------        --------

                                                                                      $ 91,506        $ 77,481
                                                                                      ========        ========

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At December 31, 2003, the Company had accrued $77 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $110 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries other than the settlements in 2001 discussed in Note 17.

     The exact time frame over which the Company makes payments with respect to its accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process which in part depends on factors outside the control of the Company. At each balance sheet date, the Company makes an estimate of the amount of its accrued environmental costs which will be paid out over the subsequent 12 months, and the Company classifies such amount as a current liability. The remainder of the accrued environmental costs is classified as a noncurrent liability.

     At December 31, 2003, there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     Other litigation. The Company's Belgian subsidiary and various Belgian employees are the subject of civil and criminal proceedings related to an accident that resulted in two fatalities in such facility in 2000. At a hearing held in January 2004, the government requested the court to impose fines on the Company's subsidiary and certain of its employees in an amount equal to approximately (euro)367,500 ($460,000). The Company's subsidiary has undertaken the defense of and liability for any fines and costs incurred by its employees arising out of these proceedings. The court's decision is anticipated in April 2004.

     The Company has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 425 of these cases involving a total of approximately 32,000 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 22,000 are represented by 8 cases pending in Texas and Mississippi state courts. The Company has not accrued any amounts for this litigation because liability that might result to the Company, if any, cannot be reasonably estimated. In addition, from time to time, the Company has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of the Company, including notices provided to insurers with which the Company has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from the Company.

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

     Concentrations of credit risk. Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 25% of net sales in each of the last three years. By volume, approximately one-half of the Company's TiO2 sales were to Europe in each of the past three years and approximately 38% in 2001, 39% in 2002 and 40% in 2003 of sales were attributable to North America.

     At December 31, 2003, consolidated cash, cash equivalents and restricted cash includes $38 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2002 - $80 million), of which $17 million are held in trust for the Company by a single U.S. bank (2002 - $24 million).

     Capital expenditures. At December 31, 2003 the estimated cost to complete capital projects in process approximated $9.6 million.

     Long-term contracts. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2007. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $165 million.

     Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict NL's ability to transfer ownership or use of the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Net rent expense approximated $9 million in 2001, $10 million in 2002 and $12 million in 2003. At December 31, 2003, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                                                                            Amount
                                                                                                 (In thousands)

  2004                                                                                              $ 3,255
  2005                                                                                                2,271
  2006                                                                                                1,468
  2007                                                                                                1,316
  2008                                                                                                1,194
  2009 and thereafter                                                                                19,881
                                                                                                    -------

                                                                                                    $29,385
                                                                                                    =======

     Approximately $19.4 million of the $29.4 million aggregate future minimum rental commitments at December 31, 2003 relates to NL's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2003.

Note 19 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                                     December 31,                December 31,
                                                                         2002                        2003
                                                              ---------------------------  -------------------------
                                                                Carrying        Fair         Carrying      Fair
                                                                 Amount        Value          Amount       Value
                                                              ------------- -------------  -------------------------
                                                                                  (In millions)
Cash, cash equivalents, current and noncurrent restricted
   cash equivalents and current and noncurrent restricted
   marketable debt securities                                    $  130.4      $  130.4        $ 99.8       $ 99.8
Marketable equity securities - classified as
   available-for-sale                                            $   40.9      $   40.9        $ 70.5       $ 70.5

Notes payable and long-term debt:
  Fixed rate with market quotes-
    8.875% Senior Secured Notes                                  $  296.9      $  299.9       $ 356.1     $  356.1
  Variable rate debt                                                 29.0          29.0            .6           .6
Minority interest in Kronos common stock                         $    -        $    -         $  77.8     $  530.2

Common stockholders' equity                                      $  265.3      $  810.7       $ 200.9     $  559.2

     Fair value of the Company's marketable equity securities, restricted marketable debt securities and Notes, and the fair value of the Company's common stockholder's equity and minority interest in Kronos, are based upon quoted market prices at each balance sheet date.

     At December 31, 2003, the Company had entered into a short-term currency forward contract maturing January 2, 2004 to exchange an aggregate of (euro)40 million for an equivalent amount of U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of Kronos' European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency contract was not material at December 31, 2003. The Company held no other significant derivative financial instruments at December 31, 2002 or 2003.

Note 20  - Accounting principles newly adopted in 2003:

     Asset retirement obligations. The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 is recognized as a cumulative effect of a change in accounting principle as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 was not material, as summarized in the table below, and is not separately recognized in the accompanying Statement of Income.

                                                                                                          Amount
                                                                                                      (in millions)

Increase in carrying value of net property, plant and equipment:
  Cost                                                                                                  $  .4
  Accumulated depreciation                                                                                (.1)
Decrease in carrying value of previously-accrued closure and
 post-closure activities                                                                                   .3
Asset retirement obligation recognized                                                                    (.6)
                                                                                                        -----

  Net impact                                                                                            $  -
                                                                                                        =====

     The increase in the asset retirement obligations from January 1, 2003 ($600,000) to December 31, 2003 ($800,000) is due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of sales in the accompanying statement of income, approximated $100,000 for the year ended December 31, 2003. If the Company had adopted SFAS No. 143 as of January 1, 2001, the asset retirement obligations would have been approximately $500,000 at December 31, 2001.

     Estimates of the ultimate cost to be incurred to settle the Company's asset retirement obligations require a number of assumptions, are inherently difficult to develop and the ultimate outcome may differ from current estimates. As additional information becomes available, cost estimates will be adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of studies or other factors could necessitate the recording of additional liabilities.

     Costs associated with exit or disposal activities. The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," on January 1, 2003 for exit or disposal activities initiated on or after that date. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under prior GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The effect of adopting SFAS No. 146 as of January 1, 2003 was not material as the Company was not involved in any exit or disposal activities covered by the scope of the new standard as of such date.

Note 21 -      Quarterly results of operations (unaudited):

                                                                                 Quarter ended
                                                       March 31         June 30        Sept. 30        Dec. 31
                                                                 (In millions, except per share data)

Year ended December 31, 2002
  Net sales                                             $202.4       $ 226.9            $234.1       $211.8
  Cost of sales                                          156.3         176.2             177.5        161.8

  Net income                                            $  6.4       $  14.0           $  8.8        $  7.6

    Basic and diluted earnings per common share         $  .13       $   .29           $  .18        $  .16

Year ended December 31, 2003
  Net sales                                             $253.0       $ 266.6           $242.9        $245.7
  Cost of sales                                          188.4         197.6            177.4         175.8

  Net income                                            $  9.4       $  28.8           $ 16.6        $  8.9

    Basic and diluted earnings per common share
                                                        $  .20       $   .60           $  .35        $  .18



         The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

     Net income in the second quarter of 2002 included a one-time foreign currency transaction gain of $6.3 million related to the extinguishments of certain intercompany indebtedness. Net income in the second quarter 2002 also included $2.0 million pretax of additional interest expense related to the early extinguishments of the Company's 11.75% Senior Secured Notes.

Note 22 - Accounting principles not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended at March 31, 2004. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, the interpretation is complex and therefore the impact of adopting the consolidation requirements of FIN No. 46R has not yet been definitively determined.





                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of NL Industries, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 5, 2004, appearing on page F-2 of the 2003 Annual Report on Form 10-K of NL Industries, Inc., also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                      PricewaterhouseCoopers LLP


Dallas, Texas
March 5, 2004






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2002 and 2003

                                 (In thousands)

                                                                                           2002             2003
                                                                                           ----             ----

Current assets:
  Cash and cash equivalents                                                             $  1,034          $ 2,428
  Restricted cash equivalents                                                             50,798           14,725
  Restricted marketable debt securities                                                    9,670            6,147
  Accounts and notes receivable                                                            2,476              536
  Receivable from subsidiaries                                                             1,467              932
  Prepaid expenses                                                                         1,055              709
  Deferred income taxes                                                                    6,107            7,745
                                                                                          --------        -------

      Total current assets                                                                72,607           33,222
                                                                                          --------        -------

Other assets:
  Marketable securities                                                                   31,056           52,741
  Restricted marketable debt securities                                                    6,740            4,284
  Investment in subsidiaries                                                             329,460          104,827
  Note receivable from Kronos Worldwide, Inc.                                               -             200,000
  Other                                                                                    2,327              331
  Property and equipment, net                                                              3,033              647
                                                                                        --------        ---------

      Total other assets                                                                 372,616          362,830
                                                                                        --------        ---------

                                                                                        $445,223        $ 396,052
                                                                                        ========        =========

Current liabilities:
  Payable to affiliates                                                                 $  1,656        $  12,429
  Accounts payable and accrued liabilities                                                17,344           14,375
  Income taxes                                                                               325              372
  Accrued environmental costs                                                             11,904           13,745
                                                                                        --------        ---------

      Total current liabilities                                                           31,229           40,921
                                                                                        --------        ---------

Noncurrent liabilities:
  Notes payable to affiliates                                                             44,600           22,320
  Deferred income tax                                                                     64,509           75,406
  Accrued environmental costs                                                              7,989           26,510
  Accrued pension cost                                                                    10,659           13,019
  Accrued postretirement benefits cost                                                    14,671           12,235
  Other                                                                                    6,239            4,727
                                                                                        --------        ---------

      Total noncurrent liabilities                                                       148,667          154,217
                                                                                        --------        ---------

Stockholders' equity                                                                     265,327          200,914
                                                                                        --------        ---------

                                                                                       $ 445,223        $ 396,052
                                                                                       =========        =========
Contingencies (Note 3)






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         Condensed Statements of Income

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                       2001            2002            2003
                                                                       ----            ----            ----

Revenues and other income (expense):
    Equity in income from continuing operations of subsidiaries     $ 154,410       $  68,911        $ 88,445
  Interest and dividends                                                4,354           2,494           1,858
  Interest income from subsidiaries                                    22,969          12,165           1,184
  Securities transactions, net                                         (1,133)           (105)          2,737
  Litigation settlements gains, net                                    11,730           5,225             823
  Disposition of property & equipment                                      83               1          10,325
  Other income, net                                                     4,514           4,080             414
                                                                     --------        --------         -------

                                                                      196,927          92,771         105,786
                                                                     --------        --------         -------

Costs and expenses:
  General and administrative                                           13,831          35,431          54,154
  Interest                                                             58,263          34,217             909
                                                                     --------        --------        --------

                                                                       72,094          69,648          55,063
                                                                     --------        --------        --------

  Income before income taxes                                          124,833          23,123          50,723

Provision for income taxes (benefit)                                    3,426         (13,687)        (12,939)
                                                                     --------        --------        --------

  Net income                                                         $121,407        $ 36,810        $ 63,662
                                                                     ========        ========        ========







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                       2001              2002             2003
                                                                       ----              ----             ----

Cash flows from operating activities:
    Net income                                                      $ 121,407         $  36,810        $  63,662
    Distributions from Kronos                                          30,500           111,000                -
    Litigation settlement gains, net                                  (10,307)                -                -
    Noncash interest expense (income), net                             (3,113)           15,704             (869)
    Deferred income taxes                                               7,498            (9,119)          (2,807)
    Equity in earnings of subsidiaries                               (154,410)          (68,911)         (88,445)
    Securities transactions                                             1,133               105           (2,737)
    Other, net                                                          1,824            (1,899)         (11,304)
                                                                    ---------         ---------        ---------
                                                                       (5,468)           83,690          (42,500)

  Net change in assets and liabilities                                  1,563             4,480           15,555
                                                                    ---------         ---------        ---------

       Net cash provided (used) by operating activities
                                                                       (3,905)           88,170          (26,945)
                                                                    ---------         ---------        ---------

Cash flows from investing activities:
    Capital expenditures                                                  (13)               (2)               -
    Repayment of loans to affiliates                                        -           194,000                -
    Change in restricted cash equivalents and restricted
       marketable debt securities, net                                 18,539            16,622           42,744
    Proceeds from disposition of property and equipment                    20                 9           12,420
    Proceeds from disposition of marketable equity securities               4              -                -
                                                                    ---------         ---------        ---------

       Net cash provided by investing activities                       18,550           210,629           55,164
                                                                    ---------         ---------        ---------

Cash flows from financing activities:
  Indebtedness - principal payments                                         -          (194,000)               -
  Loans from affiliates, net                                           46,678            64,600            2,620
  Dividends paid                                                      (39,758)         (157,978)         (31,183)
  Treasury stock:
    Purchased                                                         (15,502)          (21,254)               -
    Reissued                                                              718               454            1,738
                                                                    ---------         ---------        ---------

       Net cash used by financing activities                           (7,864)         (308,178)         (26,825)
                                                                    ---------         ---------        ---------

Net change during the year from operating investing and
    financing activities                                                6,781            (9,379)           1,394
Balance at beginning of year                                            3,632            10,413            1,034
                                                                    ---------         ---------        ---------

Balance at end of year                                              $  10,413         $   1,034        $   2,428
                                                                    =========         =========        =========






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                    Notes to Condensed Financial Information


Note 1 - Basis of presentation:

     The Consolidated Financial Statements of NL Industries, Inc. and the related Notes to Consolidated Financial Statements are incorporated herein by reference. The accompanying financial statements reflect NL Industries, Inc.'s investment in Kronos Worldwide, Inc. and NL's other subsidiaries on the equity method of accounting.

Note 2 - Investment in and advances to subsidiaries:

                                                                                             December 31,
                                                                                          2002            2003
                                                                                          ----            ----
                                                                                            (In thousands)
Current:
    Receivable from:
       Kronos - income taxes                                                        $    417            $     384
       EWI - income taxes                                                                350                   89
       153506 Canada                                                                     392                  405
       TIMET                                                                              84                   50
       CompX                                                                              20                    -
       Other                                                                             204                    4
                                                                                    --------             --------

                                                                                    $  1,467             $    932
                                                                                    ========             ========
    Payable to:
       Kronos - income taxes                                                             978               11,722
       Tremont                                                                           281                  445
       EMS                                                                                79                  217
       Other                                                                             318                   45
                                                                                    --------             --------

                                                                                    $  1,656             $ 12,429
                                                                                    ========             ========

Noncurrent:
    Notes receivable from Kronos                                                    $   -                $200,000
                                                                                    ========             ========

    Notes payable to Kronos                                                         $ 44,600             $   -
                                                                                    ========             ========

    Notes payable to EMS Financial                                                  $   -                $ 22,320
                                                                                    ========             ========

     During 2002 the Company completed certain capital restructuring transactions whereby Kronos distributed to the Company certain affiliate notes receivable, net and the Company recorded a corresponding decrease in its investment in Kronos.

     In December 2003, NL completed the distribution of approximately 48.8% of the outstanding shares of Kronos' common stock to NL stockholders in the form of a pro-rata dividend. As part of the plan immediately prior to the distribution of shares of Kronos common stock, Kronos paid a $200 million dividend to NL in the form of a long-term note payable. The $200 million long-term note payable to NL is unsecured and bears interest at 9% per annum, with interest payable quarterly and all principal due in 2010.

                                                                                            December 31,
                                                                                      2002                2003
                                                                                      ----               ----
                                                                                           (In thousands)

Investment in:
    Kronos                                                                         $  313,479        $  81,588
    Other subsidiaries                                                                 15,981           23,239
                                                                                   ----------        ---------

                                                                                   $  329,460        $ 104,827
                                                                                   ==========        =========


                                                                                Years ended December 31,
                                                                          2001            2002            2003
                                                                          ----            ----            ----
                                                                                     (In thousands)

Equity in income from continuing operations of subsidiaries:
    Kronos                                                               $ 150,742     $  66,264        $ 86,642
    Other subsidiaries                                                       3,668         2,647           1,803
                                                                         ---------     ---------        --------

                                                                         $ 154,410     $  68,911        $ 88,445
                                                                         =========     =========        ========

Note 3 - Long-term debt:

     The Company's $194 million of 11.75% Senior Secured Notes at December 31, 2001 were redeemed at par value in 2002.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                          Additions
                                         Balance at       charged to                                                     Balance
                                          beginning       costs and          Net          Currency                       at end
           Description                     of year         expenses       deductions     translation      Other          of year
---------------------------------         ---------       ---------       ----------     -----------      -----          -------

Year ended December 31, 2001:
  Allowance for doubtful accounts         $ 2,222           $   485        $  (245)       $  (104)        $   -           $ 2,358
                                          =======           =======        =======        =======         ========        =======

  Amortization of intangibles             $  -              $  -           $  -           $  -            $   -           $  -
                                          =======           =======        =======        =======         ========        =======

Year ended December 31, 2002:
  Allowance for doubtful accounts         $ 2,358           $   481        $  (533)       $   299         $   -           $ 2,605
                                          =======           =======        =======        =======         ========        =======

  Amortization of intangibles             $  -              $   372        $  -           $  -            $   -           $   372
                                          =======           =======        =======        =======         ========        =======

Year ended December 31, 2003:
  Allowance for doubtful accounts        $ 2,605            $   367        $  (439)       $   387         $   -           $ 2,920
                                         =======            =======        =======        =======         ========        =======

  Amortization of intangibles            $   372            $   371        $  -           $  -            $   -           $   743
                                         =======            =======        =======        =======         ========        =======



Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.