Form 10-Q
period 2004-03-31
NL INDUSTRIES INC
filed 2004-05-05
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2004           Commission file number 1-640
                      --------------                                  -----




                              NL INDUSTRIES, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           New Jersey                                           13-5267260
-------------------------------                              ---------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972)233-1700




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X No___



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X_ No ___



Number of shares of the Registrant's common stock outstanding on April 30, 2004:
48,352,684.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page
                                                                       number

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets -
            December 31, 2003 and March 31, 2004                         3

           Consolidated Statements of Income -
            Three months ended March 31, 2003 and 2004                   5

           Consolidated Statements of Comprehensive Income (Loss) -
            Three months ended March 31, 2003 and 2004                   6

           Consolidated Statement of Stockholders' Equity -
            Three months ended March 31, 2004                            7

           Consolidated Statements of Cash Flows -
            Three months ended March 31, 2003 and 2004                   8

           Notes to Consolidated Financial Statements                   10

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         20

  Item 4.  Controls and Procedures                                      27

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                            29

  Item 6.  Exhibits and Reports on Form 8-K                             30




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                              December 31,         March 31,
                                                                                     2003                 2004

Current assets:
  Cash and cash equivalents                                                       $   67,799          $  111,647
  Restricted cash and cash equivalents                                                19,029              15,601
  Restricted marketable debt securities                                                6,147               4,267
  Accounts and other receivables                                                     156,820             184,091
  Refundable income taxes                                                             35,336              14,428
  Receivable from affiliates                                                              55                  12
  Inventories                                                                        266,020             227,530
  Prepaid expenses                                                                     5,257               5,102
  Deferred income taxes                                                               10,798              10,154
                                                                                  ----------          ----------

      Total current assets                                                           567,261             572,832
                                                                                  ----------          ----------
Other assets:
  Marketable equity securities                                                        70,487              59,451
  Restricted marketable debt securities                                                6,870               8,782
  Investment in TiO2 manufacturing joint venture                                     129,011             127,211
  Receivable from affiliate                                                           14,000              14,000
  Other                                                                               34,057              33,226
                                                                                  ----------          ----------

      Total other assets                                                             254,425             242,670
                                                                                  ----------          ----------

Property and equipment:
  Land                                                                                32,981              32,104
  Buildings                                                                          179,472             175,143
  Equipment                                                                          765,704             750,576
  Mining properties                                                                   83,183              80,642
  Construction in progress                                                             9,666               9,108
                                                                                  ----------          ----------
                                                                                   1,071,006           1,047,573
  Less accumulated depreciation and amortization                                     635,267             629,468
                                                                                  ----------          ----------

      Net property and equipment                                                     435,739             418,108
                                                                                  ----------          ----------

                                                                                  $1,257,425          $1,233,607
                                                                                  ==========          ==========

          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                           December 31,         March 31,
                                                                                      2003                2004

Current liabilities:
  Current maturities of long-term debt                                            $      288          $      279
  Accounts payable                                                                   103,180              66,779
  Accrued liabilities                                                                 81,117              86,063
  Accrued environmental costs                                                         19,627              17,120
  Payable to affiliates                                                               19,537              19,526
  Income taxes                                                                        12,726              13,050
  Deferred income taxes                                                                3,436               1,407
                                                                                  ----------          ----------

      Total current liabilities                                                      239,911             204,224
                                                                                  ----------          ----------

Noncurrent liabilities:
  Long-term debt                                                                     356,451             377,531
  Accrued pension costs                                                               81,180              80,871
  Accrued postretirement benefits costs                                               23,411              22,563
  Accrued environmental costs                                                         57,854              57,061
  Deferred income taxes                                                              191,460             182,362
  Other                                                                               19,453              18,976
                                                                                  ----------          ----------

      Total noncurrent liabilities                                                   729,809             739,364
                                                                                  ----------          ----------

Minority interest                                                                     86,791              86,528
                                                                                  ----------          ----------

Stockholders' equity:
  Common stock                                                                         8,355               8,355
  Additional paid-in capital                                                         777,819             777,819
  Retained earnings                                                                   16,023              18,371
  Accumulated other comprehensive income (loss):
    Marketable securities                                                             23,323              16,193
    Currency translation                                                            (153,955)           (154,260)
    Pension liabilities                                                              (36,209)            (36,209)
  Treasury stock                                                                    (434,442)           (426,778)
                                                                                  ----------          ----------

      Total stockholders' equity                                                     200,914             203,491
                                                                                  ----------          ----------

                                                                                  $1,257,425          $1,233,607
                                                                                  ==========          ==========
 Commitments and contingencies (Notes 10 and 12)


          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2003 and 2004

                      (In thousands, except per share data)

                                                                               2003                2004

Net sales                                                                       $ 252,973          $ 263,267
Cost of sales                                                                     188,417            202,231
                                                                                ---------          ---------

    Gross margin                                                                   64,556             61,036

Selling, general and administrative expense                                        29,379             35,244
Other operating income (expense):
  Currency transaction gains (losses), net                                         (1,098)               254
  Disposition of property and equipment                                               (61)               (23)
  Noncompete agreement income                                                         333                  -
  Other income                                                                        148                 14
  Corporate expense                                                               (15,315)            (6,667)
                                                                                ---------          ---------

    Income from operations                                                         19,184             19,370

Other income (expense):
  Trade interest income                                                               163                206
  Other interest income                                                               948                770
  Securities transactions, net                                                      2,234                (22)
  Interest expense                                                                 (7,985)            (9,217)
                                                                                ---------          ---------

    Income before income taxes and minority interest                               14,544             11,107

Provision for income taxes                                                          5,090              2,224

Minority interest in after-tax earnings                                                24              4,794
                                                                                ---------          ---------

    Net income                                                                  $   9,430          $   4,089
                                                                                =========          =========

Basic and diluted net income per share                                          $     .20          $     .08
                                                                                =========          =========

Weighted-average shares used in the calculation of net income per share:
  Basic                                                                            47,693             48,140
  Dilutive impact of stock options                                                     51                139
                                                                                ---------          ---------

  Diluted                                                                          47,744             48,279
                                                                                =========          =========

          See accompanying notes to consolidated financial statements.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                            2003             2004

Net income                                                                $   9,430       $   4,089
                                                                          ---------       ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains (losses) arising during the period               7,093          (7,130)
    Reclassification for realized net loss included in net income            (1,474)           -
                                                                          ---------       ---------

                                                                              5,619          (7,130)

Currency translation adjustment                                               3,742            (305)
                                                                          ---------       ---------

      Total other comprehensive income (loss)                                 9,361          (7,435)
                                                                          ---------       ---------

          Comprehensive income (loss)                                     $  18,791       $  (3,346)
                                                                          =========       =========


          See accompanying notes to consolidated financial statements.





















                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2004

                                 (In thousands)


                                                                                Accumulated other
                                                                           comprehensive income (loss)
                                                                      ------------------------------------
                                                Additional            ------------------------------------
                                        Common    paid-in   Retained  Marketable    Currency      Pension    Treasury
                                        stock     capital   earnings  securities  translation   liabilities    stock      Total
                                       -----------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------

Balance at December 31, 2003              $8,355  $777,819  $ 16,023  $  23,323    $(153,955)   $ (36,209)  $(434,442)  $200,914

Net income                                  -         -        4,089       -           -             -           -         4,089

Distribution of shares of
  Kronos Worldwide, Inc. common stock       -         -      (1,143)       -             -           -           -        (1,143)

Income tax on distribution                  -         -        (598)       -             -           -           -          (598)

Other comprehensive loss, net               -         -         -        (7,130)         (305)       -           -        (7,435)

Treasury stock - reissued                   -         -         -          -             -           -          7,664      7,664
                                          ------  --------  --------  ---------     ---------   ---------   ---------   --------

Balance at March 31, 2004                 $8,355  $777,819  $ 18,371  $  16,193     $(154,260)  $ (36,209)  $(426,778)  $203,491

          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                                                2003           2004

Cash flows from operating activities:
  Net income                                                                                $  9,430        $  4,089
  Depreciation and amortization                                                                9,691          11,137
  Deferred income taxes                                                                        1,630          (1,258)
  Minority interest                                                                               24           4,794
  Other, net                                                                                  (3,992)          1,893
  Distributions from (contributions to) TiO2 manufacturing joint venture                      (1,250)          1,800
  Change in assets and liabilities:
    Accounts and other receivables                                                           (29,298)        (30,909)
    Inventories                                                                               18,702          33,494
    Prepaid expenses                                                                           1,960             152
    Accrued environmental costs                                                                8,678          (3,300)
    Accounts payable and accrued liabilities                                                 (33,174)        (29,115)
    Income taxes                                                                                 339          21,301
    Other, net                                                                                 3,569            (642)
                                                                                            --------        --------

        Net cash provided (used) by operating activities                                     (13,691)         13,436
                                                                                            --------        --------

Cash flows from investing activities:
  Capital expenditures                                                                        (6,503)         (4,518)
  Change in restricted cash equivalents and restricted marketable debt securities, net         2,050           1,689
  Other, net                                                                                      42              30
                                                                                            --------        --------

        Net cash used by investing activities                                                 (4,411)         (2,799)
                                                                                            --------        --------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                                16,106          99,968
    Principal payments                                                                          (342)        (67,468)
  Cash dividends paid                                                                         (9,539)           -
  Distributions to minority interest                                                            -             (5,974)
  Treasury stock reissued                                                                         77           7,664
                                                                                            --------        --------

        Net cash provided by financing activities                                              6,302          34,190
                                                                                            --------        --------





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)


                                                                                         2003              2004


Cash and cash equivalents - net change from:
  Operating, investing and financing activities                                       $(11,800)         $ 44,827
  Currency translation                                                                     422              (979)
Cash and cash equivalents at beginning of period                                        58,091            67,799
                                                                                      --------          --------

Cash and cash equivalents at end of period                                            $ 46,713          $111,647
                                                                                      ========          ========


Supplemental disclosures - cash paid (received) for:
    Interest, net of amounts capitalized                                              $    674          $  1,085
    Income taxes, net                                                                    3,121           (16,952)




          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Organization and basis of presentation:

     NL Industries, Inc. (NYSE: NL) conducts its titanium dioxide pigments ("TiO2") operations through its 50.5% owned subsidiary, Kronos Worldwide, Inc. (NYSE: KRO) ("Kronos"). At March 31, 2004, Valhi, Inc. and a wholly-owned subsidiary of Valhi held approximately 83% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At March 31, 2004, Valhi and a wholly-owned subsidiary of Valhi also held an additional 43.3% of Kronos' outstanding common stock.
Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran and the Company, may be deemed to control each of such companies.

     The consolidated balance sheet of NL at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2004, and the consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the interim periods ended March 31, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report").

     In March 2004, the Company paid its $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 345,100 shares were distributed to NL stockholders in the form of a pro-rata dividend. Such shares represented approximately .7% of Kronos' outstanding common stock. The Company's distribution of such shares of Kronos common stock is taxable to the Company, and the Company is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos distributed on the date of distribution and the Company's adjusted tax basis in such shares at the date of distribution. Pursuant to the Company's tax sharing agreement with Valhi, the Company is not required to pay taxes on the tax liability generated for the shares of Kronos distributed to Valhi and its wholly-owned subsidiary. The Company is required to recognize a tax liability with respect to the Kronos shares distributed to NL stockholders other than Valhi and its wholly-owned subsidiary, and such tax liability was approximately $598,000. In accordance with GAAP, the net carrying value of all of the shares of Kronos distributed ($1.1 million) and the $598,000 tax liability have been recognized as a reduction of the Company's stockholders' equity and charged directly to retained earnings.

     As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in recognition of additional compensation expense (income). Net compensation income recognized by the Company in accordance with APBO No. 25 was approximately $500,000 in the first quarter of 2003, and net compensation cost recognized by the Company was $1.1 million in the first quarter of 2004.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the first quarter of 2003 and 2004 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.


                                                                                         Three months
                                                                                        ended March 31,
                                                                                  2003                 2004
                                                                                     (In millions, except
                                                                                      per share amounts)

Net income as reported                                                            $ 9.4              $ 4.1

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   (income) determined under APBO No. 25                                            (.3)                .4
  Stock-based employee compensation expense
   determined under SFAS No. 123                                                    (.1)                -
                                                                                  -----              -----

Pro forma net income                                                              $ 9.0              $ 4.5
                                                                                  =====              =====

Basic and diluted net income per share:
  As reported                                                                     $ .20              $ .08
  Pro forma                                                                       $ .19              $ .09


     The Company has complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. See Note 13.

Note 2 - Accounts and other receivables:

                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                           (In thousands)

Trade receivables                                                                 $147,029            $176,130
Recoverable VAT and other receivables                                               12,710              10,856
Allowance for doubtful accounts                                                     (2,919)             (2,895)
                                                                                  --------            --------

                                                                                  $156,820            $184,091
                                                                                  ========            ========


Note 3 - Inventories:

                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                           (In thousands)

Raw materials                                                                     $ 61,959            $ 31,591
Work in process                                                                     19,855              18,135
Finished products                                                                  147,270             142,175
Supplies                                                                            36,936              35,629
                                                                                  --------            --------

                                                                                  $266,020            $227,530
                                                                                  ========            ========

Note 4 - Marketable equity securities:

                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                           (In thousands)

Valhi common stock                                                                $ 70,450            $ 59,430
Other                                                                                   37                  21
                                                                                  --------            --------

                                                                                  $ 70,487            $ 59,451
                                                                                  ========            ========

     At March 31, 2004, the Company owned approximately 4.7 million shares of Valhi common stock with a quoted market price of $12.62 per share (December 31, 2003 quoted market price - $14.96 per share).

Note 5 - Other noncurrent assets:

                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                           (In thousands)

Deferred financing costs, net                                                     $ 10,417            $  9,695
Goodwill                                                                             6,406               6,406
Unrecognized net pension obligations                                                13,747              13,747
Intangible asset, net                                                                1,859               1,765
Other                                                                                1,628               1,613
                                                                                  --------            --------

                                                                                  $ 34,057            $ 33,226
                                                                                  ========            ========

Note 6 - Accrued liabilities:


                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                           (In thousands)

Employee benefits                                                                 $ 38,368            $ 33,778
Interest                                                                               206               8,043
Other                                                                               42,543              44,242
                                                                                  --------            --------

                                                                                  $ 81,117            $ 86,063
                                                                                  ========            ========


Note 7 - Long-term debt:

                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                           (In thousands)

Kronos International, Inc. and subsidiaries:
  Senior Secured Notes                                                            $356,136            $345,848
  Revolving credit facility                                                           -                 31,551
  Other                                                                                603                 411
                                                                                  --------            --------

                                                                                   356,739             377,810
Less current maturities                                                                288                 279
                                                                                  --------            --------

                                                                                  $356,451            $377,531
                                                                                  ========            ========

     During the first quarter of 2004, certain of Kronos International's operating subsidiaries in Europe borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%.

Note 8 - Other noncurrent liabilities:

                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                           (In thousands)

Employee benefits                                                                 $  4,849            $  4,663
Insurance                                                                            4,331               4,553
Other                                                                               10,273               9,760
                                                                                  --------            --------

                                                                                  $ 19,453            $ 18,976
                                                                                  ========            ========


Note 9 - Minority interest:

                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                           (In thousands)

Minority interest in net assets:
  Kronos Worldwide, Inc.                                                          $ 77,763            $ 77,507
  Other subsidiaries                                                                 9,028               9,021
                                                                                  --------            --------

                                                                                  $ 86,791            $ 86,528
                                                                                  ========            ========


                                                                                       Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                          (In thousands)

Minority interest in net earnings:
  Kronos Worldwide, Inc.                                                          $   -               $  4,786
  Other subsidiaries                                                                    24                   8
                                                                                  --------            --------

                                                                                  $     24            $  4,794
                                                                                  ========            ========

Note 10 - Provision for income taxes:

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                          (In thousands)

Expected tax expense                                                               $ 5.1                 $ 3.9
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies                                        .9                   (.1)
Non-U.S. tax rates                                                                    .1                    .1
Change in deferred income tax valuation
  allowance, net                                                                     (.7)                 (3.0)
U.S. state income taxes, net                                                          .1                    -
Other, net                                                                           (.4)                  1.3
                                                                                   -----                 -----

                                                                                   $ 5.1                 $ 2.2
                                                                                   =====                 =====

     In the first quarter of 2003, Kronos International, Inc. ("KII"), which conducts Kronos' TiO2 operations in Europe, was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and the Company's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to the Company's German operating subsidiary of Euro 103.2 million ($123.0 million), and an aggregate additional liability of taxes and related interest to KII of Euro 91.9 million ($109.6 million). Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year. Through April 2004, KII's German operating subsidiary received net refunds of Euro 16.3 million ($20.3 million when received). KII believes it will receive the net refunds for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which the Company received Euro 21.5 million ($24.6 million) in 2003. KII has recognized the aggregate Euro 32.8 million ($38 million) benefit of such net refunds in its 2003 results of operations.

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o NL's and NL Environmental Management Services, Inc.'s ("EMS") 1998 U.S. federal income tax returns are currently being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments until September 30, 2004. Based on the examination to date, NL anticipated that the U.S. tax authorities would propose a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under this initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified expedited arbitration procedure. NL anticipates that settlement of this matter will likely occur in 2004, resulting in payments of federal and state tax and interest ranging from $33 million to $45 million. Additional payments in later years may be required as part of the settlement. NL has provided adequate accruals to cover the currently expected range of settlement outcomes.

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately Euro 6 million ($8 million at March 31, 2004). Kronos has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately Euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at March 31, 2004) relating to the years 1998 to 2000. Kronos has filed a written protest to this proposed assessment.

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

Note 11 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                          (In thousands)

Service cost benefits                                                             $ 1,298              $ 1,669
Interest cost on projected benefit obligations                                      4,404                5,031
Expected return on plan assets                                                     (4,903)              (4,722)
Amortization of prior service cost                                                     87                  141
Amortization of net transition obligations                                            172                  143
Recognized actuarial losses                                                           446                  962
                                                                                  -------              -------

                                                                                  $ 1,504              $ 3,224
                                                                                  =======              =======



     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                    2003                 2004
                                                                                 -----------          ---------


Service cost                                                                      $    35               $   57
Interest cost                                                                         511                  471
Amortization of prior service credit                                                 (519)                (255)
Recognized actuarial losses                                                            46                   71
                                                                                  -------              -------

                                                                                  $    73               $  344
                                                                                  =======              =======


Note 12 - Commitments and contingencies:

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

     The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers that allow them to issue operating permits under which the plants must operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws. With respect to the Company's plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdiction by the U.S. Environmental Protection Agency ("EPA") or any applicable foreign authority or any state, provincial or local authority.

     Some of the Company's current and former facilities, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in approximately 60 governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     A summary of the activity in the Company's accrued environmental costs during the first quarter of 2004 is presented in the table below.

                                                                                           Amount
                                                                                       --------------
                                                                                       (In thousands)

Balance at the beginning of the period                                                     $ 77,481
Additions charged to expense                                                                    330
Payments                                                                                     (3,630)
                                                                                           --------

Balance at the end of the period                                                           $ 74,181
                                                                                           ========

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At March 31, 2004, no receivables for recovery had been recognized.

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At March 31, 2004, the Company had accrued $74 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $108 million. The Company's estimates of such liabilities have not been discounted to present value, and the Company has not recognized any potential insurance recoveries in 2004.

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

     At March 31, 2004, there are approximately 15 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     At March 31, 2004, the Company had $19 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures (December 31, 2003 - $24 million). Use of such restricted balances does not affect the Company's Consolidated Statements of Cash Flows.

     Other litigation. In May 2004, the court ruled and, among other things, imposed a fine of euro 200,000 against the Company and fines ranging from euro 1,000 to euro 25,000 against various employees of the Company, the liability of which has been undertaken by the Company, in the previously-reported matter concerning fatalities at the Company's Belgian facility. The Company plans to appeal the ruling.


     The Company has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 465 of these cases involving a total of approximately 30,000 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 18,400 are represented by 8 cases pending in Mississippi state court. The Company has not accrued any amounts for this litigation because liability that might result to the Company, if any, cannot be reasonably estimated. In addition, from time to time, the Company has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of the Company, including notices provided to insurers with which the Company has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from the Company.

     In addition to the litigation described above, the Company is also involved in various other environmental, contractual, product liability, patent (or other intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items. The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Note 13 - Accounting principle newly adopted in 2004:

     The Company complied with the consolidation requirements of FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     The Company conducts operations for the manufacture and sales of TiO2, its principal product, through its subsidiary, Kronos. Relative changes in the Company's sales and income from operations related to its TiO2 business during the first three months of 2003 and 2004 are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices were generally increasing during the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003 and the first quarter of 2004.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production  decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters) and
o    Possible future litigation.

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



                                                                              Three months ended
                                                                                  March 31,
                                                                           -----------------------           %
                                                                              2003            2004        Change
                                                                           (In millions, except percentages and
                                                                                         volumes)

Net sales                                                                   $253.0          $263.3         +4%
Cost of sales                                                                188.4           202.3         +7%

Gross margin                                                                  64.6            61.0         -6%

Selling, general and administrative expense                                  (29.4)          (35.2)       +20%
Currency transaction gains (losses), net                                      (1.1)             .2
Noncompete agreement income                                                     .3              -
Other income                                                                    .1              -
Corporate expense                                                            (15.3)           (6.6)
                                                                            ------          ------

Income from operations                                                      $ 19.2          $ 19.4         +1%
                                                                            ======          ======

TiO2 data:

  Percent change in average selling prices:
      Using actual foreign currency exchange rates                                                         +4%
      Impact of changes in foreign currency exchange rates                                                 -8%
                                                                                                          ----

      In billing currencies                                                                                -4%
                                                                                                          ====

  Sales volumes*                                                           118                118
  Production volumes*                                                      117                117

________________________________

 *  Thousands of metric tons

     Kronos' sales increased $10.3 million (4%) in the first quarter of 2004 compared to the first quarter of 2003, as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $21 million (as more fully discussed below), more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2004 were 4% lower than the first quarter of 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2004 were 4% higher compared to the first quarter of 2003. Kronos' TiO2 sales volumes in the first quarter of 2004 approximated Kronos' TiO2 sales volumes in the first quarter of 2003.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 4% increase in Kronos' average TiO2 selling prices during the first quarter 2004 as compared to the same period in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 4% decrease in Kronos' average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and
(iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' cost of sales increased $13.9 million (7%) in the first quarter of 2004 compared to the first quarter of 2003 largely due to the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies, Kronos' cost of sales, as a percentage of net sales, increased from 74% in the first quarter of 2003 to 77% in the first quarter of 2004. Kronos' TiO2 production volumes in the first quarter of 2004 approximated Kronos' TiO2 production volumes in the first quarter of 2003, with operating rates near full capacity in both periods.

     Kronos' gross margins for the first quarter of 2004 decreased $3.6 million (6%) from the first quarter of 2003 as the unfavorable effect of lower average TiO2 selling prices more than offset the favorable effect on gross margin resulting from relative changes in foreign currency exchange rates.

     Selling, general and administrative expenses increased $5.9 million (20%) in the first quarter of 2004 as compared to the corresponding period in 2003. This increase is largely attributable to the impact of translating foreign currencies (primarily the euro) into U.S. dollars as well as increased compensation costs associated with options to purchase NL common stock held by employees.

     Kronos has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the first quarter of 2004 by approximately $21 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2004 compared to the first quarter of 2003. Overall, the net impact of currency exchange rate fluctuations on Kronos' operating income comparisons was not significant in the first quarter of 2004 as compared to the same period in 2003.

     Corporate expense for the first quarter of 2004 decreased 56% to $6.7 million as compared to the first quarter of 2003 primarily due to lower environmental remediation and legal expenses. Corporate expenses are expected to continue to be lower for the full-year 2004 as compared to full-year 2003. However, obligations for environmental remediation are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 12 to the Consolidated Financial Statements.

Outlook

     The Company expects Kronos' TiO2 sales and production volumes to be higher for the full year 2004 as compared to 2003. Kronos' average Ti02 selling price, which declined during the second half of 2003 and the first quarter of 2004, is expected to cease to decline sometime during the second quarter of 2004 and should rise thereafter. Nevertheless, Kronos expects its average TiO2 selling prices, in billing currencies, to be lower in 2004 as compared to 2003. Overall, Kronos expects its gross margin in 2004 to be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.


Other income (expense)

                                                                         Three months ended
                                                                              March 31
                                                                       ---------------------
                                                                       2003            2004       Difference
                                                                                  (In millions)

Securities transactions, net                                          $  2.2          $  -         $ (2.2)
Other interest income                                                     .9              .7          (.2)
Trade interest income                                                     .2              .2             -
Interest expense                                                        (8.0)           (9.2)        (1.2)
                                                                      ------          ------       ------

                                                                      $ (4.7)         $ (8.3)      $ (3.6)
                                                                      ======          ======       ======


     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including KII's Euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first quarter of 2004 was $9.2 million, an increase of $1.2 million from the first quarter of 2003. The increase was due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the KII Senior Secured Notes by approximately $1.1 million in the first quarter of 2004 as compared to the first quarter of 2003. Assuming no significant change in interest rates or foreign currency exchange rates, interest expense for the full-year 2004 is expected to be slightly higher than amounts for the same period in 2003.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rates are explained in
Note 10 to the Consolidated Financial Statements.

     During the first quarter of 2004, the Company reduced its deferred income tax asset valuation allowance by approximately $3 million primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized.

     At March 31, 2004, Kronos had the equivalent of $606 million of German income tax loss carryforwards with no expiration date. However, Kronos has provided a deferred income tax asset valuation allowance against substantially all of this loss carryforward because Kronos does not currently believe it meets the "more-likely-than-not" recognition criteria. Kronos periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future Kronos may conclude such carryforwards do meet the recognition criteria, at which time Kronos would reverse all or a portion of such deferred tax asset valuation allowance.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004. While the new law did not significantly affect the Company's income tax expense and cash tax payments in the first quarter of 2004, it could have a significant effect in the future depending on the level of income earned in Germany..

Minority interest

     See Note 9 to the Consolidated Financial Statements. The Company commenced recognizing minority interest in Kronos following the Company's December 2003 distribution of a portion of the shares of Kronos common stock to the Company's shareholders. Because of such distribution, the Company expects to report a higher amount of minority interest in earnings in 2004 as compared to 2003.

     Minority interest in NL's subsidiaries also relates to the Company's majority-owned environmental management subsidiary, EMS. EMS was established in 1998, at which time EMS contractually assumed certain of the Company's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than the Company, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. The Company continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

Recently adopted accounting principle

     See Note 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2003 and 2004 are presented below:

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                    2003                 2004
                                                                                 -----------          ---------
                                                                                          (In millions)

Net cash provided (used) by:
  Operating activities                                                             $(13.7)            $   13.4
  Investing activities                                                               (4.4)                (2.8)
  Financing activities                                                                6.3                 34.2
                                                                                  -------              -------

    Net cash provided (used) by operating, investing and financing activities     $ (11.8)            $   44.8
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

     Cash flows for operating activities increased from $13.7 million used in the first quarter of 2003 to $13.4 million of cash provided by operating activities in the first quarter of 2004. This $27.1 million increase was due primarily to the net effects of (i) lower net income of $5.3 million, (ii) higher depreciation expense of $1.4 million, (iii) higher minority interest in earnings of $4.8 million, (iv) higher net distributions from the TiO2 manufacturing joint venture of $1.8 million in the first quarter of 2004 compared to a $1.3 million contribution in the first quarter of 2003, (v) a lower amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $5.3 million in the first quarter of 2004 as compared to the first quarter of 2003 and (vi) lower cash paid for income taxes of $20.1 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

Investing and financing activities

     The Company's capital expenditures were $6.5 million and $4.5 million in the first three months of 2003 and 2004, respectively.

     In the first quarter of 2004 KII's operating subsidiaries in Germany, Belgium and Norway borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%.

     In the first quarter of 2004, the Company paid its regular quarterly dividend to stockholders of $.20 per share in the form of approximately 345,100 shares of common stock of Kronos. Also in the first quarter of 2004, Kronos paid a regular quarterly cash dividend to its stockholders of $.25 per share, of which $6.0 million was paid to Kronos shareholders other than NL and is reflected as a distribution to minority interest on NL's Consolidated Statements of Cash Flows.

Cash,  cash  equivalents,   restricted  cash  and  restricted   marketable  debt
securities and borrowing availability

     At March 31, 2004, Kronos and its subsidiaries had (i) current cash and cash equivalents aggregating $90.4 million ($40.4 million held by non-U.S. subsidiaries), (ii) current restricted cash equivalents of $800,000 and (iii) noncurrent restricted marketable debt securities of $2.5 million. At March 31, 2004, certain of Kronos's subsidiaries had approximately $121 million available for borrowing with approximately $76 million available under non-U.S. credit facilities (including approximately $63 million under the European revolving credit facility and $9.7 million under Kronos' Canadian bank credit facility) and approximately $45 million available under the U.S. Credit Facility. At March 31, 2004, KII had approximately $12 million available for payment of dividends and other restricted payments as defined in the Senior Secured Notes indenture.

     At March 31, 2004, NL, exclusive of Kronos and its subsidiaries had (i) current cash and cash equivalents aggregating $21.2 million, (ii) current restricted cash equivalents of $14.8 million, (iii) current restricted marketable debt securities of $4.3 million and (iv)noncurrent restricted marketable debt securities of $6.3 million. Of such restricted balances, $19 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. NL also has a $200 million long-term note receivable from Kronos due in 2010, which is eliminated in the Company's consolidated financial statements.

Income tax contingencies

     See Note 10 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of the Company's income tax returns in various U.S. and non-U.S. jurisdictions.

Litigation and environmental matters

     See Note 12 to the Consolidated Financial Statements and Part II, Item 1, "Legal Proceedings."

Other

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, its dividend policy, capital needs and availability of resources in view of, among other things, its dividend policy, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, the Company may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, the Company may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results of operations as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors.

o The Company discloses percentage changes in Kronos' average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance, have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 12 to the Consolidated Financial Statements and to the 2003 Annual Report for descriptions of certain previously reported legal proceedings.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). In March 2004, the court denied defendants' renewed motion to dismiss and motion for summary judgment.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). With respect to the ten plaintiffs transferred by the trial court to Holmes County, in April 2004 the parties jointly petitioned the Mississippi Supreme Court to transfer the plaintiffs to their appropriate venues. The October 2004 trial date in Jefferson County has been stayed pending plaintiffs' appeal to the Mississippi Supreme Court of the denial of their motion to add additional defendants.

     Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). In March 2004, defendants filed a motion to sever one of the plaintiffs. In March 2004, the court stayed the case, thus delaying the June 2004 trial date, pending a decision on the motion to sever, which is on appeal to the Mississippi Supreme Court.

     Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002). In March 2004, the Company filed a motion to dismiss based on plaintiffs' failure to provide discovery.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In March 2004, plaintiffs dropped their motion to remand.

     Cole, et al. v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)). In April 2004, the plaintiffs voluntarily dismissed the Company with prejudice from this case.

     Crawford, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-304); Barr, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-305); Brewer, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-306); Kloer, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-307); Rhoten, et al. v. ASARCO
Incorporated, et al. (Case No. CJ-03-308; and Nowlin, et al. v. ASARCO Incorporated, et al. (Case No. CJ-2003-342)(all in the District Court in and for Ottawa County, State of Oklahoma). In April 2004, the plaintiffs voluntarily dismissed the Company with prejudice from these cases.

     The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03C-V846 H). The Company has answered the complaint and denied all of the plaintiffs' allegations.

     Evans v. Asarco (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)). The Company has answered the complaint and denied all of the plaintiffs' allegations.




Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

               10.1 - Intercorporate  Services  Agreement by and between Contran
                    Corporation  and the  Registrant  effective as of January 1,
                    2004

               10.2 - Summary  of  Consulting  Arrangement  beginning  August 1,
                    2003, as amended, between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004 (management contract, compensatory plan or arrangement)

               10.3 - Intercorporate  Services  Agreement by and between Contran
                    Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004

               31.1 - Certification

               31.2 -  Certification

               32.1 -  Certification

(b)      Reports on Form 8-K

         Reports on Form 8-K for the quarter ended March 31, 2004.

               February 20, 2004 - Reported Item 9.
               February 24, 2004 - Reported Item 9.



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



                                                      NL INDUSTRIES, INC.
                                                 -----------------------------
                                                        (Registrant)



Date   May 5, 2004                              By /s/ Gregory M. Swalwell
                                                  ----------------------------
                                                   Gregory M. Swalwell
                                                   Vice President, Finance
                                                   (Principal Financial Officer)


Date   May 5, 2004                              By /s/ James W. Brown
                                                   ---------------------------
                                                   James W. Brown
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)