Form 10-K/A
period 2003-12-31
NL INDUSTRIES INC
filed 2004-06-29
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 - For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes X No
                                                           ---   ---

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



The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2003 as set forth below and in the pages attached hereto:

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Item No.                                    Exhibit Index

  31.1     Certification

  31.2     Certification

  99.1 Annual Report of the NL Industries, Inc. Retirement Savings Plan on Form 11-K for the year ended December 31, 2003.




                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   NL INDUSTRIES, INC.
                                                       (Registrant)



Dated:  June 29, 2004                  By:      /s/Gregory M. Swalwell
                                                ---------------------------
                                                Gregory M. Swalwell
                                                Vice President, Finance and
                                                Chief Financial Officer