Form 10-Q
period 2004-06-30
NL INDUSTRIES INC
filed 2004-08-05
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended June 30, 2004         Commission file number 1-640
                     --------------                                -----



                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




          New Jersey                                           13-5267260
-------------------------------                           ---------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


           5430 LBJ Freeway, Suite 1700, Dallas, Texas   75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---   ---


Number of shares of the Registrant's  common stock outstanding on July 30, 2004:
48,389,284.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
                                                                        number

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
              December 31, 2003 and June 30, 2004                          3

             Consolidated Statements of Income -
              Three months and six months ended June 30, 2003 and 2004     5

             Consolidated Statements of Comprehensive Income -
              Six months ended June 30, 2003 and 2004                      6

             Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 2004                               7

             Consolidated Statements of Cash Flows -
              Six months ended June 30, 2003 and 2004                      8

             Notes to Consolidated Financial Statements                   10

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         23

  Item 4.    Controls and Procedures                                      35

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                            36

  Item 4.    Submission of Matters to a Vote of Security Holders          37

  Item 6.    Exhibits and Reports on Form 8-K                             37


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                              December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------

 Current assets:
   Cash and cash equivalents                                       $   67,799          $  115,756
   Restricted cash and cash equivalents                                19,029              10,961
   Restricted marketable debt securities                                6,147               9,121
   Accounts and other receivables                                     156,820             202,956
   Refundable income taxes                                             35,336               1,332
   Receivable from affiliates                                              55                 139
   Inventories                                                        266,020             209,816
   Prepaid expenses                                                     5,257               4,433
   Deferred income taxes                                               10,798              10,995
                                                                   ----------          ----------

       Total current assets                                           567,261             565,509
                                                                   ----------          ----------

 Other assets:
   Marketable equity securities                                        70,487              53,579
   Restricted marketable debt securities                                6,870               9,423
   Investment in TiO2 manufacturing joint venture                     129,011             120,711
   Receivable from affiliate                                           14,000              12,000
   Deferred income taxes                                                    -             179,588
   Other                                                               34,057              35,372
                                                                   ----------          ----------

       Total other assets                                             254,425             410,673
                                                                   ----------          ----------

 Property and equipment:
   Land                                                                32,981              32,173
   Buildings                                                          179,472             174,946
   Equipment                                                          765,704             753,417
   Mining properties                                                   83,183              82,024
   Construction in progress                                             9,666              11,589
                                                                   ----------          ----------
                                                                    1,071,006           1,054,149
   Less accumulated depreciation and amortization                     635,267             640,191
                                                                   ----------          ----------

       Net property and equipment                                     435,739             413,958
                                                                   ----------          ----------

                                                                   $1,257,425          $1,390,140
                                                                   ==========          ==========






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


        LIABILITIES AND STOCKHOLDERS' EQUITY                       December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------

 Current liabilities:
   Current maturities of long-term debt                            $      288          $      148
   Accounts payable                                                   103,180              71,181
   Accrued liabilities                                                 81,117              84,251
   Accrued environmental costs                                         19,627              15,331
   Payable to affiliates                                               19,537              20,755
   Income taxes                                                        12,726               7,177
   Deferred income taxes                                                3,436              23,842
                                                                   ----------          ----------

       Total current liabilities                                      239,911             222,685
                                                                   ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                     356,451             346,682
   Accrued pension costs                                               81,180              79,148
   Accrued postretirement benefits costs                               23,411              22,025
   Accrued environmental costs                                         57,854              57,218
   Deferred income taxes                                              191,460              55,927
   Other                                                               19,453              19,184
                                                                   ----------          ----------

       Total noncurrent liabilities                                   729,809             580,184
                                                                   ----------          ----------

 Minority interest                                                     86,791             210,852
                                                                   ----------          ----------

 Stockholders' equity:
   Common stock                                                         8,355               8,355
   Additional paid-in capital                                         777,819             777,819
   Retained earnings                                                   16,023             197,415
   Accumulated other comprehensive income (loss):
     Marketable securities                                             23,323              12,241
     Currency translation                                            (153,955)           (157,114)
     Pension liabilities                                              (36,209)            (36,209)
   Treasury stock                                                    (434,442)           (426,088)
                                                                   ----------          ----------

       Total stockholders' equity                                     200,914             376,419
                                                                   ----------          ----------

                                                                   $1,257,425          $1,390,140
                                                                   ==========          ==========
Commitments and contingencies (Notes 11 and 14)



          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----

Net sales                                                $ 266,631     $ 295,789        $ 519,604      $ 559,056
Cost of sales                                              197,649       227,505          386,066        429,736
                                                         ---------     ---------        ---------      ---------

    Gross margin                                            68,982        68,284          133,538        129,320

Selling, general and administrative expense                 30,975        34,970           60,354         70,214
Other operating income (expense):
  Currency transaction gains (losses), net                  (2,743)          302           (3,841)           556
  Disposition of property and equipment                      1,116            21            1,055             (2)
  Noncompete agreement income                                 -             -                 333           -
  Other income                                                 713         6,806              861          6,820
  Corporate expense                                        (23,202)       (4,625)         (38,517)       (11,292)
                                                         ---------     ---------        ---------      ---------

    Income from operations                                  13,891        35,818           33,075         55,188

Other income (expense):
  Trade interest income                                        198           206              361            412
  Other interest income                                        838           834            1,786          1,604
  Securities transactions, net                                 218            (3)           2,452            (25)
  Interest expense                                          (8,367)       (8,594)         (16,352)       (17,811)
                                                         ---------     ---------        ---------      ---------

    Income before income taxes and minority interest         6,778        28,261           21,322         39,368

Income tax benefit                                         (22,191)     (283,817)         (17,101)      (281,593)

Minority interest in after-tax earnings                        134       133,034              158        137,828
                                                         ---------     ---------        ---------      ---------

    Net income                                           $  28,835     $ 179,044        $  38,265      $ 183,133
                                                         =========     =========        =========      =========

Basic and diluted net income per share                   $     .60     $    3.70        $     .80      $    3.79
                                                         =========     =========        =========      =========

Weighted-average shares used in the calculation of net
   income per share:
    Basic                                                   47,698        48,361           47,696         48,251
    Dilutive impact of stock options                            57            63               54            101
                                                         ---------     ---------        ---------      ---------

    Diluted                                                 47,755        48,424           47,750         48,352
                                                         =========     =========        =========      =========




See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)



                                                                          2003             2004
                                                                          ----             ----

Net income                                                            $  38,265         $ 183,133
                                                                      ---------         ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains (losses) arising during the period           2,669           (11,082)
    Reclassification for realized net loss included in net income        (1,474)             -
                                                                      ---------         ---------

                                                                          1,195           (11,082)

Currency translation adjustment                                          12,568            (3,159)
                                                                      ---------         ---------

    Total other comprehensive income (loss)                              13,763           (14,241)
                                                                      ---------         ---------

          Comprehensive income                                        $  52,028         $ 168,892
                                                                      =========         =========



          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2004

                                 (In thousands)


                                                                                Accumulated other
                                                                            comprehensive income (loss)
                                                                      ---------------------------------------
                                                Additional            ---------------------------------------
                                        Common   paid-in    Retained   Marketable     Currency      Pension     Treasury
                                        stock    capital    earnings   securities   translation   liabilities     stock     Total
                                       --------------------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------------------

Balance at December 31, 2003            $8,355  $777,819    $ 16,023   $  23,323     $(153,955)   $ (36,209)   $(434,442)  $200,914

Net income                                -         -        183,133        -             -            -            -       183,133

Distribution of shares of
  Kronos Worldwide, Inc. common stock     -         -         (1,143)       -             -            -            -        (1,143)

Income tax on distribution                -         -           (598)       -             -            -            -          (598)

Other comprehensive loss, net             -         -           -        (11,082)       (3,159)        -            -       (14,241)

Treasury stock - reissued                 -         -           -           -             -            -           8,354       8,354
                                       ------  --------     --------   ---------     ---------    ---------    ---------    --------

Balance at June 30, 2004               $8,355  $777,819     $197,415   $  12,241     $(157,114)   $ (36,209)   $(426,088)   $376,419
                                       ======  ========     ========   =========     =========    =========    =========    ========


          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)


                                                                          2003             2004
                                                                          ----             ----
 Cash flows from operating activities:
   Net income                                                           $ 38,265        $ 183,133
   Depreciation and amortization                                          19,681           22,004
   Deferred income taxes                                                  (3,006)        (288,504)
   Minority interest                                                         158          137,828
   Net (gains) losses from securities transactions                        (2,452)              50
   Other, net                                                             (3,680)           1,283
   Distributions from TiO2 manufacturing joint venture, net                  800            8,300
   Change in assets and liabilities:
     Accounts and other receivables                                      (37,409)         (49,507)
     Insurance receivable                                                  2,122             -
     Inventories                                                          25,301           51,362
     Prepaid expenses                                                      3,036              933
     Accrued environmental costs                                          25,990           (4,932)
     Accounts payable and accrued liabilities                            (29,526)         (26,181)
     Income taxes                                                        (24,008)          24,095
     Other, net                                                            3,378           (1,902)
                                                                        --------         --------

         Net cash provided by operating activities                        18,650           57,962
                                                                        --------         --------

 Cash flows from investing activities:
   Capital expenditures                                                  (13,850)         (10,854)
   Collection of loans to affiliates                                       2,000            2,000
   Change in restricted cash equivalents and restricted
     marketable debt securities, net                                         658            2,470
   Other, net                                                              1,538               84
                                                                        --------         --------

         Net cash used in investing activities                            (9,654)          (6,300)
                                                                        --------         --------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                           16,106           99,968
     Principal payments                                                  (11,615)         (99,994)
   Cash dividends paid                                                   (19,079)            -
   Distributions to minority interest                                       -             (12,036)
   Treasury stock reissued                                                   175            8,286
                                                                        --------         --------

         Net cash used in financing activities                           (14,413)          (3,776)
                                                                        --------         --------






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)

                                                                          2003             2004
                                                                          ----             ----


 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                        $ (5,417)        $ 47,886
   Currency translation                                                    1,686               71
 Cash and cash equivalents at beginning of period                         58,091           67,799
                                                                        --------         --------

 Cash and cash equivalents at end of period                             $ 54,360         $115,756
                                                                        ========         ========


 Supplemental disclosures - cash paid (received) for:
     Interest, net of amounts capitalized                               $ 16,347         $ 16,691
     Income taxes, net                                                     7,627          (20,603)



          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Organization and basis of presentation:

     At June 30, 2004, NL Industries, Inc. (NYSE: NL) conducts its titanium dioxide pigments ("TiO2") operations through its 50.5% owned subsidiary, Kronos Worldwide, Inc. (NYSE: KRO) ("Kronos"). At June 30, 2004, Valhi, Inc. and a wholly-owned subsidiary of Valhi held approximately 83% of NL's outstanding common stock, and Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock. At June 30, 2004, Valhi and a wholly-owned subsidiary of Valhi also held an additional 43.6% of Kronos' outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran and the Company, may be deemed to control each of such companies.

     The consolidated balance sheet of NL at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2004, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     In March 2004, the Company paid its $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 345,000 shares (approximately .7% of Kronos' outstanding common stock) were distributed to NL stockholders in the form of a pro-rata dividend. The Company's distribution of such shares of Kronos common stock is taxable to the Company, and the Company is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos distributed on the date of distribution and the Company's adjusted tax basis in such shares at the date of distribution. Pursuant to the Company's tax sharing agreement with Valhi, the Company is not required to pay taxes on the tax liability generated for the shares of Kronos distributed to Valhi and its wholly-owned subsidiary. The Company is required to recognize a tax liability with respect to the Kronos shares distributed to NL stockholders other than Valhi and its wholly-owned subsidiary, and such tax liability was approximately $598,000 for the March 2004 distribution. In accordance with GAAP, the net carrying value of such shares of Kronos distributed ($1.1 million) and the $598,000 tax liability have been recognized as a reduction of the Company's stockholders' equity and charged directly to retained earnings. The Company paid its next regular quarterly dividend of $.20 per share in July 2004, in which approximately 322,000 Kronos shares (approximately .7% of Kronos' outstanding common stock) were distributed. The effect of such distribution will be recognized by the Company in the third quarter of 2004. After considering the July 2004 distribution, the Company's ownership of Kronos will be reduced to approximately 49.8% and the Company will no longer own a majority of Kronos' outstanding common stock. Consequently, effective in the third quarter of 2004 the Company will cease to consolidate Kronos' financial position, results of operations and cash flows and instead the Company will commence accounting for its interest in Kronos by the equity method.

     The  Company   complied  with  the   consolidation   requirements  of  FASB
Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. See Note 15.

     As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in recognition of additional compensation expense (income). Net compensation cost recognized by the Company in accordance with APBO No. 25 was approximately $500,000 and nil in the second quarter and first six months of 2003, respectively, and net compensation cost recognized by the Company was nil and $1.1 million in the second quarter and first six months of 2004, respectively.

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


                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                     (In millions, except per share amounts)

Net income as reported                                      $28.8         $179.0           $38.3           $183.1

Adjustments,  net of applicable  income tax effects and
   minority   interest,    of   stock-based    employee
   compensation determined under:
    APBO No. 25                                                .3             -               -                .5
    SFAS No. 123                                              (.1)            -              (.3)             (.1)
                                                            -----         ------           -----           ------

Pro forma net income                                        $29.0         $179.0           $38.0           $183.5
                                                            =====         ======           =====           ======

Basic and diluted net income per share:
  As reported                                               $ .60         $ 3.70           $ .80           $ 3.79
  Pro forma                                                 $ .61         $ 3.70           $ .80           $ 3.80



Note 2 - Accounts and other receivables:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Trade receivables                                                  $147,029             $192,788
 Recoverable VAT and other receivables                                12,710               13,017
 Allowance for doubtful accounts                                      (2,919)              (2,849)
                                                                    --------             --------

                                                                    $156,820             $202,956
                                                                    ========             ========

Note 3 - Inventories:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Raw materials                                                      $ 61,959             $ 35,409
 Work in process                                                      19,855               17,078
 Finished products                                                   147,270              121,659
 Supplies                                                             36,936               35,670
                                                                    --------             --------

                                                                    $266,020             $209,816
                                                                    ========             ========

Note 4 - Marketable equity securities:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Valhi common stock                                                 $ 70,450             $ 53,543
 Other                                                                    37                   36
                                                                    --------             --------

                                                                    $ 70,487             $ 53,579
                                                                    ========             ========

     At June 30, 2004, the Company owned approximately 4.7 million shares of Valhi common stock with a quoted market price of $11.37 per share (December 31, 2003 quoted market price - $14.96 per share).

Note 5 - Other noncurrent assets:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Deferred financing costs, net                                      $ 10,417             $  9,100
 Goodwill                                                              6,406                6,406
 Unrecognized net pension obligations                                 13,747               13,426
 Intangible asset, net                                                 1,859                1,673
 Other                                                                 1,628                4,767
                                                                    --------             --------

                                                                    $ 34,057             $ 35,372
                                                                    ========             ========




Note 6 - Accrued liabilities:


                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Employee benefits                                                  $ 38,368             $ 33,038
 Interest                                                                206                  306
 Other                                                                42,543               50,907
                                                                    --------             --------

                                                                    $ 81,117             $ 84,251
                                                                    ========             ========


Note 7 - Long-term debt:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Kronos International, Inc. and subsidiaries:
   Senior Secured Notes                                             $356,136             $346,446
   Other                                                                 603                  384
                                                                    --------             --------

                                                                     356,739              346,830
 Less current maturities                                                 288                  148
                                                                    --------             --------

                                                                    $356,451             $346,682
                                                                    ========             ========

     During the first quarter of 2004, certain of Kronos International, Inc.'s ("KII") operating subsidiaries in Europe borrowed a net euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004.

Note 8 - Other noncurrent liabilities:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Employee benefits                                                  $  4,849             $  4,622
 Insurance                                                             4,331                3,798
 Other                                                                10,273               10,764
                                                                    --------             --------

                                                                    $ 19,453             $ 19,184
                                                                    ========             ========


Note 9 - Minority interest:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Minority interest in net assets:
   Kronos Worldwide, Inc.                                           $ 77,763             $201,217
   Other subsidiaries                                                  9,028                9,635
                                                                    --------             --------

                                                                    $ 86,791             $210,852
                                                                    ========             ========



                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                           (In thousands)

 Minority interest in net earnings:
   Kronos Worldwide, Inc.                                  $   -       $132,485           $   -          $137,271
   Other subsidiaries                                        134            549             158               557
                                                           -----       --------           -----          --------

                                                           $ 134       $133,034           $ 158          $137,828
                                                           =====       ========           =====          ========

     As discussed in Note 1, effective in the third quarter of 2004 the Company will cease to consolidate Kronos and instead will commence accounting for its interest in Kronos by the equity method. Accordingly, commencing in the third quarter of 2004 the Company will cease to report minority interest in Kronos' net assets and net earnings.

Note 10 - Other income:

                                                                       Six months ended
                                                                            June 30,
                                                                    ----------------------
                                                                    2003              2004
                                                                    ----              ----
                                                                        (In thousands)

 Litigation settlement gains, net                                 $  650            $   495
 Contract dispute settlement                                        -                 6,289
 Other                                                               211                 36
                                                                  ------            -------

                                                                  $  861            $ 6,820
                                                                  ======            =======

     The contract dispute settlement relates to Kronos' settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos.

Note 11 - Income tax benefit:

                                                                       Six months ended
                                                                            June 30,
                                                                    ----------------------
                                                                    2003              2004
                                                                    ----              ----
                                                                         (In millions)

 Expected tax expense                                              $  7.5           $  13.8
 Change in deferred income tax valuation
   allowance, net                                                      -             (285.5)
 Tax contingency reserve adjustments, net                              -              (12.5)
 Refund of prior year income taxes                                  (24.6)             (3.1)
 Incremental U.S. tax and rate differences on
  equity in earnings of non-tax group companies                        .1                -
 Non-U.S. tax rates                                                   (.4)               .1
 U.S. state income taxes, net                                          .4                -
 Other, net                                                           (.1)              5.6
                                                                   ------           -------

                                                                   $(17.1)          $(281.6)
                                                                   ======           =======

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o NL's and NL's majority-owned subsidiary's, NL Environmental Management Services, Inc. ("EMS"), 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $24 million, including interest, up front as a partial payment of the settlement amount (which amount is expected to be paid in the next 12 months and is classified as a current liability at June 30, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the next 15 years beginning in 2004. NL has signed the settlement agreement that was prepared by the IRS. The IRS will sign the settlement agreement after certain procedural matters are concluded, which procedural matters both NL and its outside legal counsel believe are perfunctory. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL has decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized a $12.6 million tax benefit in the second quarter of 2004 related to the revised estimate. In addition, during the second quarter of 2004, the Company recognized a $30.5 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believes now meet the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance relates to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of EMS) will fully utilize such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance relates to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believes meet the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions will be included in NL's taxable income.
o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at June 30, 2004). Kronos has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.
o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at June 30, 2004) relating to the years 1998 to 2000. Kronos has objected to this proposed assessment.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. Prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of this uncertainty, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any indication that the downward trend would improve. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believes its selling prices will continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. Consequently, Kronos' revised projections now reflect taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now meet the "more-likely-than-not" recognition criteria, and Kronos reversed the deferred income tax asset valuation allowance related to Germany. Accordingly, in the first six months of 2004, Kronos recognized a $254.3 million income tax benefit related to the reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $254.3 million, $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, and $245.6 million relates to the German deferred income tax asset valuation allowance attributable to the remaining German net operating loss carryforwards and other tax attributes as of June 30, 2004, the benefit of which Kronos has concluded now meet the "more-likely-than-not" recognition criteria. At June 30, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $594 million and $255 million, respectively, all of which have no expiration date.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net refunds in its 2003 results of operations. During the first six months of 2004, the Company recognized a benefit of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amounts. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended returns with respect to the 1990 and 1991 tax years. Through June 2004, KII's German operating subsidiary had received net refunds of euro 24.5 million ($28.4 million when received). KII believes it will receive the remainder of the net refunds of taxes and related interest during the remainder of 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which KII received euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of the refund in the second quarter of 2003.

Note 12 - Employee benefit plans:

     The components of net periodic defined benefit pension cost are presented in the table below.

                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                            (In thousands)

 Service cost benefits                                    $1,335         $1,459           $2,633          $ 3,128
 Interest cost on projected benefit obligations            4,547          4,989            8,951           10,020
 Expected return on plan assets                           (4,470)        (4,678)          (9,373)          (9,400)
 Amortization of prior service cost                           88            140              175              281
 Amortization of net transition obligations                  183            147              355              290
 Recognized actuarial losses                                 449            966              895            1,928
                                                          ------         ------           ------          -------

                                                          $2,132         $3,023           $3,636          $ 6,247
                                                          ======         ======           ======          =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
                                                                            (In thousands)

 Service cost                                              $   38       $   56            $   73          $  113
 Interest cost                                                515          469             1,026             940
 Amortization of prior service credit                        (519)        (256)           (1,038)           (511)
 Recognized actuarial losses                                   48           70                94             141
                                                           ------       ------            ------         -------

                                                           $   82       $  339            $  155          $  683
                                                           ======       ======            ======          ======


     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare 2003 Act have not been issued, including those that would specify the manner in which actuarial equivalency would be determined, the evidence required to demonstrate actuarial equivalence and the documentation requirements necessary to receive the subsidy. Until such definitive regulations are issued, the Company is unable to determine whether the prescription drug benefit offered under its postretirement benefit plans is at least actuarially equivalent to Medicare Part D. Accordingly, the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost, as reflected in the accompanying consolidated financial statements, do not reflect any effect of the federal subsidy. When such definitive regulations are issued or at such other time that the Company can determine whether the prescription drug benefit offered under its postretirement benefit plans is at least actuarially equivalent to Medicare Part D, the Company would account for the effect of the federal subsidy, if any, prospectively from that date, as permitted by and in accordance with FASB Staff Position No. 106-2.

Note 13 - Accounts with affiliates:

                                                                   December 31,          June 30,
                                                                       2003                2004
                                                                   ------------        ------------
                                                                           (In thousands)

 Current receivables from affiliates:
   TIMET                                                            $     50            $  -
   Other                                                                   5                 139
                                                                    --------            --------

                                                                    $     55            $    139
                                                                    --------            --------

 Noncurrent receivable from affiliate -
   loan to Contran family trust                                     $ 14,000            $ 12,000
                                                                    ========            ========

 Current payables to affiliates:
   Louisiana Pigment Company                                        $  8,560            $  9,030
   Income taxes payable to Valhi                                      10,512              11,315
   Other                                                                 465                 410
                                                                    --------            --------

                                                                    $ 19,537            $ 20,755
                                                                    ========            ========

Note 14 - Commitments and contingencies:

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

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases.

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

     A summary of the activity in the Company's accrued environmental costs during the first six months of 2004 is presented in the table below. The Company recognized a net reduction in its accrued environmental costs credited to income during the first six months of 2004 due primarily to the $1.5 million recovery discussed below. The amount shown in the table below for payments against the Company's accrued environmental costs is net of such $1.5 million recovery.

                                                          Amount
                                                      --------------
                                                      (In thousands)

 Balance at the beginning of the period                   $ 77,481
 Net reductions credited to income                             (67)
 Payments, net                                              (4,865)
                                                          --------

 Balance at the end of the period                         $ 72,549
                                                          ========

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At June 30, 2004, NL had recognized a $1.5 million receivable from other PRPs at one site for recovery of remediation costs previously expended by NL pursuant to an agreement entered into by NL and such other PRPs. NL expects to receive the $1.5 million recovery during the third quarter of 2004.

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At June 30, 2004, the Company had accrued $73 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which it is possible to estimate costs is approximately $101 million. The Company's estimates of such liabilities have not been discounted to present value.

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

     At June 30, 2004, there are approximately 15 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company did have association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     At June 30, 2004, the Company had $17 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures (December 31, 2003 - $24 million). Use of such restricted balances does not affect the Company's Consolidated Statements of Cash Flows.

     Other litigation. The Company has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 485 of these cases involving a total of approximately 30,000 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 18,400 are represented by eight cases pending in Mississippi state court. The Company has not accrued any amounts for this litigation because liability that might result to the Company, if any, cannot be reasonably estimated. In addition, from time to time, the Company has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of the Company, including notices provided to insurers with which the Company has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from the Company.

     In addition to the litigation described above, the Company is also involved in various other environmental, contractual, product liability, patent (or other intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items. The Company currently believes the disposition of all of these claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

     Note 15 - Accounting principle newly adopted in 2004:

     The Company complied with the consolidation requirements of FIN No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     At June 30, 2004, the Company conducts operations for the manufacture and sales of TiO2, its principal product, through its subsidiary, Kronos. Relative changes in the Company's sales and income from operations related to its TiO2 business during the second quarter and first six months of 2003 and 2004 are primarily due to (i) relative changes in average TiO2 selling prices, (ii) relative changes in TiO2 sales volumes and (iii) relative changes in foreign currency exchange rates. Selling prices were generally increasing during the first quarter of 2003, were generally flat during the second quarter of 2003, were generally decreasing during the third and fourth quarters of 2003 and the first quarter of 2004 and were generally flat during the second quarter of 2004.

     The Company reported net income of $179.0 million, or $3.70 per diluted share, in the second quarter of 2004 compared to net income of $28.8 million, or $.60 per diluted share, in the second quarter of 2003. For the first six months of 2004, the Company reported net income of $183.1 million, or $3.79 per diluted share, compared to net income of $38.3 million, or $.80 per diluted share, in the first six months of 2003. The increase in the Company's diluted earnings per share from the first quarter and first six months of 2003 to the same periods in 2004 is due primarily to the net effects of (i) significantly higher tax benefit generated from the reversal of Kronos' German deferred income tax asset valuation allowance and tax benefits related to EMS, (ii) lower gross margins generated at Kronos, (iii) higher selling, general and administrative expenses at Kronos, (iv) income from a contract dispute settlement with a Kronos customer, (iv) lower environmental remediation and legal expenses of NL and (v) higher minority interest in Kronos. Overall, the Company believes its net income in 2004 will be higher than 2003 as the impact of the reversal of Kronos' and EMS' deferred income tax asset valuation allowances are expected to more than offset the effect of Kronos' expected lower income from operations.

     The Company believes the analysis presented in the following table is useful in understanding the comparability of its results of operations for the 2003 and 2004 periods presented. Each of these items are more fully discussed below in the applicable sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" or in the 2003 Annual Report.

                                                                 Net income - diluted earnings per share
                                                            -------------------------------------------------
                                                            Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                            ------------------             --------------------
                                                            2003          2004             2003            2004
                                                            ----          ----             ----            ----
 German valuation allowance adjustments(1)                 $  -         $ 2.57            $  -            $ 2.57
 Tax benefits related to EMS(2)                               -            .89               -               .89
 Contract dispute settlement(3)                               -            .04               -               .04
 Refund of prior year
     German income taxes(4)                                  .52           -                 .52             -
 Operations and other, net                                   .08           .20               .28             .29
                                                           -----        ------            ------          ------

                                                           $ .60        $ 3.70            $  .80          $ 3.79
                                                           =====        ======            ======          ======


_______________________________

(1) Kronos' reversal of its German deferred income tax asset valuation allowance as of June 30, 2004.
(2) Reversal of the deferred income tax asset valuation allowance related to EMS and adjustment of estimated tax due upon IRS settlement.
(3)  Kronos' income from settlement of customer contract.
(4)  Refund of prior year German income taxes received.

     As discussed in Note 1 to the Consolidated Financial Statements, in July 2004 the Company paid its regular quarterly dividend of $.20 per share in the form of shares of Kronos common stock in which approximately 322,000 shares were distributed. After considering such 2004 distribution, the Company's ownership of Kronos will be reduced from 50.5% to approximately 49.8%, and the Company will no longer own a majority of Kronos' outstanding common stock. Consequently, effective in the third quarter of 2004 the Company will cease to consolidate Kronos' financial position, results of operations and cash flows and instead the Company will commence accounting for its interest in Kronos by the equity method.

Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters) and
o    Possible future litigation.

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



Net sales and income from operations




                                                     Three months ended                     Six months ended
                                                          June 30,                              June 30,
                                             ----------------------------------   ------------------------------------
                                               2003        2004      % Change       2003         2004       % Change
                                               ----        ----      --------       ----         ----       --------
                                                          (In millions, except percentages and volumes)

 Net sales                                    $266.6      $295.8        +11%       $519.6       $559.1          +8%
 Cost of sales                                 197.6       227.5        +15%        386.1        429.8         +11%
                                              ------      ------                   ------       ------

 Gross margin                                   69.0        68.3         -1%        133.5        129.3          -3%

 Selling, general and administrative
   expense                                     (31.0)      (35.0)          %        (60.4)       (70.2)
 Currency transaction gains (losses), net       (2.7)         .3                     (3.8)          .6
 Noncompete agreement income                      -           -                        .3           -
 Contract dispute settlement                      -          6.3                       -           6.3
 Other income                                    1.1          -                       1.3           -
 Litigation settlement gains, net                 .7          .5                       .7           .5
 Corporate expense                             (23.2)       (4.6)                   (38.5)       (11.3)
                                              ------      ------                   ------       ------

 Income from operations                       $ 13.9      $ 35.8       +158%       $ 33.1       $ 55.2         +67%
                                              ======      ======                   ======       ======

 TiO2 data:

   Percent change in average selling prices:
          Using actual foreign currency                                  **%                                    +2%
            exchange rates
          Impact of changes in foreign currency
            exchange rates                                               -5%                                    -7%
                                                                       -----                                  -----

          In billing currencies                                          -5%                                    -5%
                                                                       =====                                  =====

   Sales volumes*                               121         137                      240          255
   Production volumes*                          120         123                      237          240
________________________________

 *  Thousands of metric tons
**  Less than 1% decrease

     Kronos' sales increased $29.2 million (11%) in the second quarter of 2004 compared to the second quarter of 2003 and increased $39.5 million (8%) in the first six months of 2004 compared to the same period in 2003, as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $13 million and $35 million, respectively, (as more fully discussed below) and increased sales volumes, more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the second quarter of 2004 were 5% lower than the second quarter of 2003 and in the first six months of 2004 were 5% lower than the first six months of 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the second quarter of 2004 were comparable to the second quarter of 2003 and increased 2% in the year to date period. Kronos' TiO2 sales volumes in the second quarter and first six months of 2004 increased 13% and 6%, respectively, compared to the same periods of 2003, as higher volumes in European and export markets more than offset lower volumes in Canada. Kronos' TiO2 sales volumes in the first six months of 2004 were a new record for Kronos.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the less than 1% decrease and 2% increase in Kronos' average TiO2 selling prices during the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 5% decrease in Kronos' average TiO2 selling price in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' cost of sales increased $29.9 million (15%) in the second quarter of 2004 compared to the second quarter of 2003, and increased $43.7 million (11%) in the year-to-date period largely due to the higher sales volumes and the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies, Kronos' cost of sales as a percentage of net sales, increased from 74% in each of the second quarter and the first six months of 2003 to 77% in each of the second quarter and the first six months of 2004. Kronos' TiO2 production volumes in the second quarter of 2004 increased 3% compared to the second quarter of 2003, and increased 1% in the first six months of 2004, with operating rates near full capacity in those periods. Kronos' TiO2 production volumes in the first six months of 2004 were also a new record for Kronos.

     Despite the increase in net sales, Kronos' gross margins for the second quarter of 2004 decreased $700,000 (1%) from the second quarter of 2003 and decreased $4.2 million (3%) from the first half of 2003 as compared to the first half of 2004, as the unfavorable effect of lower average TiO2 selling prices more than offset the favorable effect on gross margin resulting from relative changes in foreign currency exchange rates.

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in the second quarter of 2004 were generally flat as compared to the first quarter of 2004. Kronos has also recently announced additional price increases of 4 cents per pound in the U.S., Canadian 6 cents per pound in Canada and euro 120 per metric ton in Europe, all of which are targeted to be implemented later in 2004. The extent to which all of such price increase announcements will be realized will depend on, among other things, economic factors.

     Selling, general and administrative expenses increased $4.0 million (13%) and $9.8 million (16%), respectively, in the second quarter and first six months of 2004 as compared to the corresponding periods in 2003. These increases are largely attributable to the higher sales volumes as well as the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     Kronos' income from operations in the second quarter of 2004 also includes $6.3 million of income related to the settlement of a certain contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million recognized gain represents the present value of the future payments to be paid by the customer to Kronos.

     Kronos has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the second quarter of 2004 by approximately $13 million compared to the same period in 2003 and increased TiO2 sales in the first six months of 2004 by approximately $35 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003. Overall, currency exchange rate fluctuations resulted in net increases in Kronos' income from operations of approximately $6 million and $8 million in the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003.

     Corporate expense for the second quarter of 2004 decreased 80% to $4.6 million as compared to the second quarter of 2003 and decreased 71% to $11.3 million for the first six months of 2004 as compared to the comparable period in 2003 primarily due to lower environmental remediation and legal expenses. Corporate expenses are expected to continue to be lower for the full-year 2004 as compared to full-year 2003. However, obligations for environmental remediation are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 14 to the Consolidated Financial Statements.

Outlook

     The Company expects Kronos' TiO2 sales and production volumes in calendar 2004 will be higher as compared to 2003. Kronos' average Ti02 selling price, which declined during the second half of 2003 and first quarter of 2004, commenced to begin to rise during the second quarter of 2004, and should continue to rise during the remainder of the year. Nevertheless, Kronos expects its average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003 and expects its gross margin in 2004 to be lower than 2003. The Company's expectations as to the future prospects of the Company and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Company's expectations, the Company's results of operations could be unfavorably affected.

Other income (expense)

                                                     Three months ended                      Six months ended
                                                          June 30,                               June 30,
                                             ----------------------------------     -----------------------------------
                                               2003        2004     Difference       2003         2004      Difference
                                               ----        ----     ----------       ----         ----      ----------
                                                                           (In millions)

 Securities transactions, net                 $   .2      $  -        $  (.2)       $  2.4       $   -        $ (2.4)
 Other interest income                            .8          .8          -            1.8          1.6          (.2)
 Trade interest income                            .2          .2          -             .4           .4           -
 Interest expense                               (8.3)       (8.6)        (.3)        (16.4)       (17.8)        (1.4)
                                              ------      ------      ------        ------       ------       ------

                                              $ (7.1)     $ (7.6)     $  (.5)       $(11.8)      $(15.8)      $ (4.0)
                                              ======      ======      ======        ======       ======       ======

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including KII's euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the second quarter of 2004 was $8.6 million, an increase of $300,000 from the second quarter of 2003. Interest expense in the first six months of 2004 was $17.8 million, an increase of $1.4 million from the first six months of 2003. The increases were due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the KII Senior Secured Notes by approximately $600,000 in the second quarter of 2004 as compared to the first quarter of 2003 and $1.7 million in the first six months of 2004 as compared to the first six months of 2003. Assuming no significant change in interest rates or foreign currency exchange rates, interest expense for the full-year 2004 is expected to be slightly higher than amounts for the same period in 2003.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rates are explained in
Note 11 to the Consolidated Financial Statements.

     At June 30, 2004, Kronos had the equivalent of $594 million and $255 million, respectively, of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. As more fully described in Note 11 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now meet the "more-likely-than-not" recognition criteria. Accordingly, as of June 30, 2004, Kronos reversed the remaining $245.6 million valuation allowance related to such items. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's future effective income tax rate will be higher than what it would have otherwise been, although its future cash income tax rate would not be affected.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004 to 60% of taxable income after the first euro 1 million of taxable income. The new law will have a significant effect on Kronos' cash tax payments in Germany going forward, the extent of which will be dependent on the level of income earned in Germany.

Minority interest

     See Note 9 to the Consolidated Financial Statements. The Company commenced recognizing minority interest in Kronos following the Company's December 2003 distribution of a portion of the shares of Kronos common stock to the Company's shareholders. Because of such distribution, the Company expects to report a higher amount of minority interest in earnings in 2004 as compared to 2003. Subsequent to the payment of the Company's July 2004 quarterly dividend in the form of shares of Kronos common stock in which approximately 322,000 shares of Kronos were distributed, the Company's ownership of Kronos will be reduced from 50.5% to approximately 49.8%, and the Company will no longer own a majority of Kronos' outstanding common stock. Consequently, effective in the third quarter of 2004 the Company will cease to consolidate Kronos and instead the Company will commence accounting for its interest in Kronos by the equity method, at which time the Company will no longer report minority interest in Kronos.

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

Recently adopted accounting principle

     See Note 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2003 and 2004 are presented below:



                                                                        Six months ended
                                                                            June 30,
                                                                    -------------------------
                                                                     2003               2004
                                                                     ----               ----
                                                                          (In millions)

 Net cash provided (used) by:
   Operating activities                                            $ 18.7             $ 58.0
   Investing activities                                              (9.7)              (6.3)
   Financing activities                                             (14.4)              (3.8)
                                                                   ------             ------

     Net cash provided (used) by operating, investing
        and financing activities                                   $ (5.4)            $ 47.9
                                                                   ======             ======

Operating activities

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of the Company. Cash flow from operations is considered the primary source of liquidity for the Company. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of the Company. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense relates principally to Kronos and consists of amortization of deferred financing costs.

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, the amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. The amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits.

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

     Cash flows from operating activities increased from $18.7 million provided by operating activities in the first six months of 2003 to $58.0 million of cash provided by operating activities in the first six months of 2004. This $39.3 million increase was due primarily to the net effects of (i) higher net income of $144.9 million, (ii) higher depreciation expense of $2.3 million, (iii) lower deferred income taxes of $285.5 million, (iv) higher minority interest in earnings of $137.7 million, (v) higher net distributions from the TiO2 manufacturing joint venture of $8.3 million in the first half of 2004 compared to an $800,000 distribution in the first half of 2003, (vi) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $15.7 million in the first six months of 2004 as compared to the first six months of 2003 and (vii) lower cash paid for income taxes of $28.2 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     NL does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that certain of such subsidiaries and affiliates are not 100% owned by NL. A detail of NL's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends (most of which are paid by Kronos to NL).

                                                                        Six months ended
                                                                            June 30,
                                                                    -------------------------
                                                                     2003               2004
                                                                     ----               ----
                                                                          (In millions)

Cash provided (used) by operating activities:
  Kronos                                                            $ 29.3              $ 67.5
  NL Parent                                                          (15.6)                3.8
  Other                                                               12.0                 (.9)
  Eliminations                                                        (7.0)              (12.4)
                                                                    ------              ------

                                                                    $ 18.7              $ 58.0
                                                                    ======              ======


Investing and financing activities

     The Company's capital expenditures were $13.9 million and $10.9 million in the first six months of 2003 and 2004, respectively, the majority of which relate to Kronos.

     In the first quarter of 2004 KII's operating subsidiaries in Germany, Belgium and Norway borrowed a net euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004.

     In each of the first two quarters of 2004, Kronos paid a regular quarterly cash dividend to its stockholders of $.25 per share, of which $12.0 million was paid to Kronos shareholders other than NL and is reflected as a distribution to minority interest on NL's Consolidated Statements of Cash Flows.

     At June 30, 2004, unused credit available under Kronos' existing credit facilities approximated $150 million, which was comprised of: $95 million under its European revolving credit facility, $11 million under its Canadian credit facility, $40 million under its U.S. credit facility and $4 million under other non-US facilities. At June 30, 2004, KII had approximately $220 million available for payment of dividends and other restrictive payments as defined in the Senior Secured Notes indenture.

     Provisions contained in certain of Kronos' credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating leases discussed in the 2003 Annual Report, neither NL nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Kronos Worldwide, Inc.

     At June 30, 2004, Kronos had cash, cash equivalents and marketable debt securities of $92.0 million, including restricted balances of $3.5 million, and Kronos had $150 million available for borrowing under its U.S. and non-U.S. credit facilities.

     At June 30, 2004, Kronos' outstanding debt was comprised of (i) $346.4 million related to KII's Senior Secured Notes and (ii) approximately $400,000 of other indebtedness. In addition, Kronos had a $200 million long-term note payable to NL due in 2010, which is eliminated in the Company's consolidated financial statements.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of Kronos.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 14 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Kronos periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, Kronos has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, Kronos may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, Kronos may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing Kronos' existing debt.

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' and the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates.



NL Industries

     At June 30, 2004, NL, exclusive of Kronos and its subsidiaries had (i) current cash and cash equivalents aggregating $27.3 million, (ii) current restricted cash equivalents of $9.9 million, (iii) current restricted marketable debt securities of $9.1 million and (iv) noncurrent restricted marketable debt securities of $6.9 million. Of such restricted balances, $17 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. NL also has a $200 million long-term note receivable from Kronos due in 2010, which is eliminated in the Company's consolidated financial statements.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 14 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL. In March 2004, NL paid its $.20 per share regular quarterly dividend in the form of shares of Kronos common stock. Approximately 345,100 shares, or approximately .7% of Kronos' outstanding common stock, were distributed. NL's second quarter dividend of $.20 per share, also paid in the form of shares of Kronos common stock, was paid in July 2004. Approximately 322,000 shares of Kronos, or approximately .7% of Kronos' outstanding common stock, were distributed in this distribution. Following this distribution, NL no longer owns a majority of Kronos' outstanding common stock, and accordingly NL will cease to consolidate Kronos as of July 1, 2004.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 14 to the Consolidated Financial Statements, the 2003 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for descriptions of certain previously reported legal proceedings.

     Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). In June 2004, at plaintiffs' request, the trial court dismissed the case with prejudice as to the adult plaintiffs and without prejudice as to the minor plaintiffs.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In June 2004, the appellate court affirmed the trial court's dismissal of all of plaintiff's claims. In July 2004, plaintiff filed a petition for review with the Wisconsin Supreme Court.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In July 2004, the Rhode Island Supreme Court dismissed plaintiff's appeal of, and denied plaintiff's petition to review, the trial court's decision that the case must be tried to a jury.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In May 2004, the appellate court reversed and remanded the trial court's dismissal of plaintiffs' design defect claim and other claims, but affirmed the trial court's dismissal of plaintiffs' fraud claim and failure to warn claim. In July 2004, plaintiffs filed a petition for review with the Maryland Court of Appeals.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Defendants' renewed motion to dismiss and motion for summary judgment were denied by the trial court in March 2004, but the trial court limited plaintiff's complaint to monetary damages from 1990 to 2000, specifically excluding future damages. In April 2004, the court set a trial date of July 2005.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). In June 2004, the appellate court affirmed the trial court's order granting defendants' motion for summary judgment. The time for plaintiff's appeal has not run.

     Lewis et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In May 2004, the trial court denied defendants' motion for summary judgment on plaintiffs' conspiracy count. In May 2004, defendants filed another motion for summary judgment on plaintiffs' conspiracy count, arguing that plaintiffs cannot show that all manufacturers of lead pigment were members of a conspiracy.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). With respect to the ten plaintiffs transferred by the trial court to Holmes County, in May 2004, the Mississippi Supreme Court remanded the case to the trial court in Holmes County and instructed the court to transfer the plaintiffs to their appropriate venues. With respect to the eight plaintiffs remaining in Jefferson County, in July 2004 the Mississippi Supreme Court denied plaintiffs' motion to add additional defendants.

     Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, No.2002-0235-CICI). In May 2004, four of the six plaintiffs voluntarily dismissed their claims.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In June 2004, the court set a trial date of February 2006.

     The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03C-V846 H). In April 2004, the plaintiffs filed an amended complaint adding claims under the Resource Conservation Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act, and the Company moved to dismiss those claims. In June 2004, the trial court dismissed the plaintiffs' claims for unjust enrichment and fraud as well as one plaintiff's claims arising under RCRA.

     Evans v. Asarco (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)). The trial court has stayed the proceedings in this case pending the outcome of a class certification decision in Cole, et al.
v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)) case, from which the Company has been dismissed with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 2004 Annual Meeting of Shareholders was held on May 20, 2004. C.H. Moore, Jr., Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven
L. Watson and Terry N. Worrell were elected as directors, each receiving votes "For" their election from at least 94.1% of the 48.3 million common shares eligible to vote at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The Company has retained a signed original of any exhibit listed below that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. The Company will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, its Audit Committee Charter and its Corporate Governance Guidelines, each as approved by the Company's board of directors and each of which are also available at the Company's website at www.nl-ind.com, upon request. Such requests should be directed to the attention of the Company's corporate secretary at the Company's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

          31.1 - Certification

          31.2 - Certification

          32.1 - Certification

     (b) Reports on Form 8-K Reports on Form 8-K for the quarter ended June 30, 2004.

          May 6, 2004 - Reported Item 9.
          May 21, 2004 - Reported Item 9.



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    NL INDUSTRIES, INC.
                                              ------------------------------
                                                      (Registrant)



Date   August 5, 2004                         By /s/ Gregory M. Swalwell
      ----------------                               ---------------------------
                                                 Gregory M. Swalwell
                                                   Vice President, Finance and
                                                   Chief Financial Officer
                                                 (Principal Financial Officer)


Date   August 5, 2004                         By /s/ James W. Brown
      ----------------                               ---------------------------
                                                 James W. Brown
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)