Form 10-Q
period 2004-09-30
NL INDUSTRIES INC
filed 2004-11-08
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2004         Commission file number 1-640
                      ---------------------                              -------




                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           New Jersey                                           13-5267260
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
--------------------------------------------------------------------------------
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



Number of shares of the Registrant's common stock outstanding on October 29, 2004: 48,435,484.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                  December 31, 2003 and September 30, 2004                   3

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2003 and 2004                                5

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 2003 and 2004              6

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2004                       7

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2003 and 2004              8

                 Notes to Consolidated Financial Statements                 10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       30

  Item 4.        Controls and Procedures                                    46

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings                                          48

  Item 6.        Exhibits and Reports on Form 8-K                           48


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



               ASSETS                                             December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
 Current assets:
   Cash and cash equivalents                                      $   89,525          $   51,542
   Restricted cash and cash equivalents                               19,029               7,426
   Restricted marketable debt securities                               6,147               9,231
   Accounts and other receivables                                    182,557              28,806
   Refundable income taxes                                            37,712                -
   Receivables from affiliates                                           361                 203
   Inventories                                                       292,337              26,594
   Prepaid expenses                                                    7,097               1,724
   Deferred income taxes                                              12,718               9,771
                                                                  ----------          ----------

       Total current assets                                          647,483             135,297
                                                                  ----------          ----------

 Other assets:
   Marketable equity securities                                       70,487              70,877
   Restricted marketable debt securities                               6,870               5,615
   Investment in Kronos Worldwide, Inc.                                 -                202,321
   Investment in TiO2 manufacturing joint venture                    129,011                -
   Receivable from affiliates                                         14,000              43,423
   Deferred income taxes                                               7,033                 540
   Goodwill                                                           52,715              52,371
   Other                                                              30,018               4,026
                                                                  ----------          ----------

       Total other assets                                            310,134             379,173
                                                                  ----------          ----------

 Property and equipment:
   Land                                                               37,727               5,206
   Buildings                                                         208,077              26,359
   Equipment                                                         886,846             121,965
   Mining properties                                                  83,183              19,482
   Construction in progress                                           10,302               1,559
                                                                  ----------          ----------
                                                                   1,226,135             174,571
   Less accumulated depreciation and amortization                    707,207             100,342
                                                                  ----------          ----------

       Net property and equipment                                    518,928              74,229
                                                                  ----------          ----------

                                                                  $1,476,545          $  588,699
                                                                  ==========          ==========






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                          December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------

 Current liabilities:
   Current maturities of long-term debt                           $      288          $       38
   Accounts payable                                                  111,777              13,232
   Accrued liabilities                                                96,539              23,331
   Accrued environmental costs                                        19,627              17,283
   Payable to affiliates                                              19,537              10,135
   Income taxes                                                       12,726               2,518
   Deferred income taxes                                               3,941              24,600
                                                                  ----------          ----------

       Total current liabilities                                     264,435              91,137
                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                    382,451                  91
   Accrued pension costs                                              81,180              12,816
   Accrued postretirement benefits costs                              23,411              10,974
   Accrued environmental costs                                        57,854              53,538
   Deferred income taxes                                             229,336              44,501
   Other                                                              19,474               5,713
                                                                  ----------          ----------

       Total noncurrent liabilities                                  793,706             127,633
                                                                  ----------          ----------

 Minority interest                                                   135,215              60,643
                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                        8,355               6,052
   Additional paid-in capital                                        786,885             469,668
   Retained earnings                                                  87,900                -
   Accumulated other comprehensive income (loss):
     Marketable securities                                            23,323              23,518
     Currency translation                                           (152,623)           (153,743)
     Pension liabilities                                             (36,209)            (36,209)
   Treasury stock                                                   (434,442)              -
                                                                  ----------          ----------

       Total stockholders' equity                                    283,189             309,286
                                                                  ----------          ----------

                                                                  $1,476,545          $  588,699
                                                                  ==========          ==========
Commitments and contingencies (Notes 14 and 17)



          See accompanying notes to consolidated financial statements.







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----

Net sales                                               $ 295,465    $  55,987         $ 915,795      $ 724,914
Cost of sales                                             220,303       43,490           690,366        559,758
                                                        ---------    ---------         ---------      ---------

    Gross margin                                           75,162       12,497           225,429        165,156

Selling, general and administrative expense                36,157        6,505           110,542         91,725
Other operating income (expense):
  Currency transaction gains (losses), net                   (525)        (117)           (4,990)           754
  Disposition of property and equipment                     7,205         -                8,260             (2)
  Restructuring expense                                    (3,528)        -               (3,528)          -
  Noncompete agreement income                                -            -                  333           -
  Legal settlement gains                                     -              10               650            505
  Other income                                                 71           89               332          6,541
  Corporate expense                                        (9,721)      (3,719)          (48,238)       (15,011)
                                                        ---------    ---------         ---------      ---------

    Income from operations                                 32,507        2,255            67,706         66,218

Equity in earnings of Kronos Worldwide, Inc.                 -           5,005              -             5,005

Other income (expense):
  Trade interest income                                       240           15               687            495
  Interest and dividend income from affiliates                456        4,662             1,408          5,518
  Other interest income                                       330          213             1,164            961
  Securities transactions, net                                (54)         (33)            2,398            (58)
  Interest expense                                         (8,638)         (86)          (25,653)       (18,253)
                                                        ---------    ---------         ---------      ---------

    Income before income taxes and minority interest       24,841       12,031            47,710         59,886

Income tax expense (benefit)                                8,612        2,231            (7,765)      (275,713)

Minority interest in after-tax earnings                      (105)       1,266               325        140,619
                                                        ---------    ---------         ---------      ---------

    Net income                                          $  16,334    $   8,534         $  55,150      $ 194,980
                                                        =========    =========         =========      =========

Basic and diluted net income per share                  $     .34    $     .18         $    1.15      $    4.03
                                                        =========    =========         =========      =========

Weighted-average shares used in the calculation of net
   income per share:
    Basic                                                  47,717       48,395            47,702         48,299
    Dilutive impact of stock options                           61           64                57             88
                                                        ---------    ---------         ---------      ---------

    Diluted                                                47,778       48,459            47,759         48,387
                                                        ---------    ---------         ---------      ---------


          See accompanying notes to consolidated financial statements.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)


                                                                     2003            2004
                                                                     ----            ----

Net income                                                        $  55,150       $ 194,980
                                                                  ---------       ---------
Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains arising
      during the period                                               8,217             195
    Reclassification for realized net loss
      included in net income                                         (1,474)           -
                                                                  ---------       ---------

                                                                      6,743             195

Currency translation adjustment                                      22,013          (1,120)
                                                                  ---------       ---------

    Total other comprehensive income (loss)                          28,756            (925)
                                                                  ---------       ---------

          Comprehensive income                                    $  83,906       $ 194,055
                                                                  =========       =========



          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2004

                                 (In thousands)



                                                                                                   Accumulated other
                                                                                               comprehensive income (loss)
                                               Additional                           ------------------------------------------------
                                     Common     paid-in     Retained   Marketable    Currency       Pension     Treasury
                                      stock     capital     earnings   securities   translation   liabilities     stock      Total
                                    --------   ----------  ----------  ----------   -----------   -----------  ----------  ---------

Balance at December 31, 2003,
  as originally reported             $8,355     $777,819    $ 16,023    $  23,323    $(153,955)   $ (36,209)   $(434,442)  $200,914

Adjustment to reflect
  consolidation of CompX
  International Inc.                   -           9,066      71,877         -           1,332         -            -        82,275
                                     ------     --------    --------    ---------    ---------    ---------    ---------   --------
Balance at December 31, 2003,
  as adjusted                         8,355      786,885      87,900       23,323     (152,623)     (36,209)    (434,442)   283,189

Net income                             -            -        194,980         -            -            -            -       194,980

Distribution of shares of
  Kronos Worldwide, Inc.
  common stock                         -            -         (6,340)        -            -            -            -        (6,340)

Income tax on distribution             -            -         (1,901)        -            -            -            -        (1,901)

Other comprehensive income
  (loss), net                          -            -           -             195       (1,120)        -            -          (925)

Issuance of common stock                 4           503        -            -            -            -            -           507

Acquisition of 10,374,000
  shares of CompX International
  Inc. common stock                    -        (102,963)    (65,615)        -            -            -            -      (168,578)

Treasury stock:
   Reissued                            -            -           -            -            -            -           8,354      8,354
   Retired                          (2,307)     (214,757)   (209,024)        -            -            -         426,088       -
                                    ------      --------    --------    ---------    ---------    ---------    ---------   --------

Balance at September 30, 2004       $6,052      $469,668    $   -       $  23,518    $(153,743)   $ (36,209)   $    -      $309,286
                                    ======      ========    ========    =========    =========    =========    =========   ========


          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)



                                                                     2003            2004
                                                                     ----            ----

 Cash flows from operating activities:
   Net income                                                     $ 55,150         $194,980
   Depreciation and amortization                                    40,248           32,724
   Deferred income taxes                                              (590)        (287,609)
   Minority interest                                                   325          140,619
   Net (gains) losses from securities transactions                  (2,398)              58
   Disposition of property and equipment                            (8,260)               2
   Other, net                                                       (4,735)           1,547
   Equity in Kronos Worldwide, Inc.                                      -           (5,005)
   Distributions from Kronos Worldwide, Inc.                             -            6,095
   Distributions from TiO2 manufacturing joint venture, net          2,175            8,300
   Change in assets and liabilities:
     Accounts and other receivables                                (32,683)         (50,507)
     Insurance receivable                                            2,505                -
     Inventories                                                    25,045           51,113
     Prepaid expenses                                                 (340)           1,309
     Accrued environmental costs                                    28,193           (6,660)
     Accounts payable and accrued liabilities                      (29,172)         (34,338)
     Income taxes                                                    4,367           33,655
     Other, net                                                      2,003           (3,391)
                                                                  ---------       ---------

         Net cash provided by operating activities                   81,833          82,892
                                                                  ---------       ---------

 Cash flows from investing activities:
   Capital expenditures                                             (31,733)        (13,602)
   Collection of loans to affiliates                                  2,000           2,000
   Change in restricted cash equivalents and restricted
     marketable debt securities, net                                  1,053           5,995
   Proceeds from disposition of property and equipment               10,638           2,218
   Other, net                                                           695            -
                                                                  ---------       ---------

         Net cash used in investing activities                      (17,347)         (3,389)
                                                                  ---------       ---------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                      17,106         102,221
     Principal payments                                             (47,874)       (128,081)
     Deferred financing costs paid                                     (416)            (28)
   Cash dividends paid                                              (28,625)           -
   Distributions to minority interest                                  (592)        (12,036)
   Proceeds from issuance of stock:
     NL common stock                                                    701           8,793
     CompX common stock                                                -                499
   Capital transactions with affiliates                              (1,207)           -
   Other, net                                                           (14)           -
                                                                  ---------       ---------

         Net cash used in financing activities                      (60,921)        (28,632)
                                                                  ---------       ---------






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)


                                                                     2003            2004
                                                                     ----            ----

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                  $   3,565       $  50,871
   Currency translation                                               3,351            (420)
   Kronos cash balance at June 30, 2004                                -            (88,434)
 Cash and cash equivalents at beginning of period                    70,498          89,525
                                                                  ---------       ---------

 Cash and cash equivalents at end of period                       $  77,414       $  51,542
                                                                  =========       =========


 Supplemental disclosures:

   Cash paid (received) for:
     Interest, net of amounts capitalized                          $ 16,203       $  17,062
     Income taxes, net                                              (10,224)        (17,807)

     Net assets of Kronos Worldwide, Inc.
       deconsolidated as of July 1, 2004:
         Cash and cash equivalents                                                $  88,434
         Accounts and other receivables                                             200,845
         Inventories                                                                209,816
         Other current assets                                                         9,344
         Investment in TiO2 manufacturing joint venture                             120,711
         Net property and equipment                                                 413,171
         Other assets                                                               209,105
         Current liabilities                                                       (156,701)
         Long-term debt                                                            (346,682)
         Note payable to affiliates                                                (200,000)
         Accrued pension costs                                                      (66,227)
         Accrued postretirement benefits costs                                      (10,677)
         Deferred income taxes                                                      (50,730)
         Other liabilities                                                          (13,408)
         Minority interest                                                         (201,842)
                                                                                  ---------

       Net assets                                                                 $ 205,159
                                                                                  =========





          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     At  September  30,  2004,  NL  Industries,  Inc.  (NYSE:  NL)  conducts its component products operations through its 68% owned subsidiary CompX International, Inc. (NYSE: CIX). NL also held approximately 49% of the outstanding common stock of Kronos Worldwide, Inc. (NYSE: KRO) at September 30, 2004. At September 30, 2004, (i) Valhi and a wholly-owned subsidiary of Valhi held approximately 83% of NL's outstanding common stock, (ii) Contran Corporation and its subsidiaries held approximately 90% of Valhi's outstanding common stock, (iii) Valhi and a wholly-owned subsidiary of Valhi held an additional 45% of Kronos' outstanding common stock and (iv) Titanium Metals Corporation ("TIMET") (NYSE:TIE), an affiliate of Valhi, held an additional 15% of CompX's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi, Contran and the Company, may be deemed to control each of such companies.

     On September 24, 2004, the Company completed the acquisition of 10,374,000 shares of CompX common stock, representing approximately 68% of the outstanding shares of CompX common stock. The CompX common stock was purchased from Valhi and Valcor, a wholly-owned subsidiary of Valhi, at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos. The acquisition was approved by a special committee of NL's board of directors comprised of directors who were not affiliated with Valhi, and such special committee retained their own financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to NL. NL's acquisition was accounted for under accounting principles generally accepted in the United States of America ("GAAP") as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity. The Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented. Any excess of the aggregate $168.6 million principal amount of NL's note receivable Kronos transferred to Valhi and Valcor over the net carrying vlue of Valhi's and
Valcor's investment in CompX is accounted for as a reduction of NL's consolidated stockholders' equity.

     In March 2004, the Company paid its $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 345,000 shares (approximately .7% of Kronos' outstanding common stock) were distributed to NL stockholders in the form of a pro-rata dividend. The Company paid its next regular quarterly dividend of $.20 per share in July 2004, in which approximately 322,000 Kronos shares (approximately .7% of Kronos' outstanding common stock) were distributed, and the Company paid its regular third quarter dividend of $.20 per share in September 2004 in which approximately 299,000 Kronos shares (approximately .6% of Kronos' outstanding common stock) were distributed. The effect of the second and third 2004 quarterly distributions were recognized by the Company in the third quarter of 2004. The Company's distribution of such shares of Kronos common stock is taxable to the Company, and the Company is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos distributed on the date of distribution and the Company's adjusted tax basis in such shares at the date of distribution. Pursuant to the Company's tax sharing agreement with Valhi, the Company is not required to pay taxes on the tax liability generated for the shares of Kronos distributed to Valhi and its wholly-owned subsidiary. The Company is required to recognize a tax liability with respect to the Kronos shares distributed to NL stockholders other than Valhi and its wholly-owned subsidiary, and such tax liability was approximately $1.9 million in the aggregate for the three dividends paid in 2004. In accordance with GAAP, the net carrying value of such shares of Kronos distributed ($6.3 million in the aggregate at the respective distribution dates) and the $1.9 million aggregate tax liability have been recognized as a reduction of the Company's stockholders' equity and charged directly to retained earnings.

     Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004.

     The consolidated balance sheet of NL at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date, as adjusted for the effect of the CompX acquisition discussed above. The consolidated balance sheet at September 30, 2004, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2003 and 2004, have been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report") and the Annual Report on Form 10-K of CompX for the year ended December 31, 2003 (the "CompX Annual Report").

     The  Company   complied  with  the   consolidation   requirements  of  FASB
Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended, as of March 31, 2004. See Note 18.

     As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its
various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, NL commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in NL's market price resulting in recognition of additional compensation expense (income). Net compensation income recognized by the Company and its consolidated subsidiaries in accordance with APBO No. 25 was approximately $400,000 in each of the third quarter and first nine months of 2003 and net compensation cost recognized by the Company was $100,000 and $1.2 million in the third quarter and first nine months of 2004, respectively.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the third quarter and first nine months of 2003 and 2004 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                               (In millions, except per share amounts)

Net income as reported                                     $16.3        $ 8.5              $55.2        $195.0

Adjustments,  net of applicable  income tax effects and
   minority   interest,    of   stock-based    employee
   compensation determined under:
    APBO No. 25                                              (.3)          .4                (.3)           .8
    SFAS No. 123                                             (.3)         (.1)              (1.0)          (.4)
                                                           -----        -----              -----        ------

Pro forma net income                                       $15.7        $ 8.8              $53.9        $195.4
                                                           =====        =====              =====        ======

Basic and diluted net income per share:
  As reported                                              $ .34        $ .18              $1.15        $ 4.03
  Pro forma                                                $ .33        $ .18              $1.13        $ 4.04

Note 2 - Business segment information
                                                        % owned at
  Business segment             Entity               September 30, 2004
--------------------   ------------------------  ------------------------

  Chemicals             Kronos Worldwide, Inc.              49%
  Component products    CompX International Inc.            68%

     As discussed in Note 1, on September 24, 2004, the Company purchased 10,374,000 shares of CompX common stock, representing approximately 68% of the outstanding shares of CompX common stock, from Valhi and a wholly-owned subsidiary of Valhi. Because Valhi, NL and CompX are all entities under the common control of Contran, the Company's acquisition of the shares of CompX common stock results in a change in reporting entity and the Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented.

     As a result of the restatement of the Company's consolidated financial statements to reflect the consolidation of CompX's results of operations, the Company has, for certain periods presented, more than one operating segment (as that term is defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"). Accordingly, the following information is presented to comply with the disclosure requirements of SFAS No. 131, including disclosures with respect to each year in the three-year period ended December 31, 2003.

     The Company is organized based on its operating subsidiaries. The Company's operating segments are defined as components of our consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. Harold C. Simmons. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

     The Company's reportable operating segments are comprised of the component products business conducted by CompX and, for all periods through June 30, 2004, the chemicals business conducted by Kronos. As discussed in Note 1, effective July 1, 2004, the Company ceased to consolidate Kronos and commenced accounting for its interest in Kronos by the equity method.

     CompX produces and sells component products (precision ball-bearing slides, security products and ergonomic computer support systems) for office furniture, computer related applications and a variety of other applications. CompX has production facilities in North America, Europe and Asia.

     Kronos manufactures and sells titanium dioxide pigments ("TiO2"). TiO2 is used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Kronos has production facilities located in North America and Europe. Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana.

     The Company evaluates segment performance based on segment operating income. Segment profit is defined as income before income taxes, minority interest, extraordinary items, interest expense, certain nonrecurring items and certain general corporate items. Corporate items excluded from segment profit include corporate expense, interest and dividend income not attributable to the component products business and the chemicals business, litigation settlement gains, securities transaction gains and losses and losses from the disposal of long-lived assets outside the ordinary course of business. The accounting policies of the respective business segments are the same as those described in the Company's Consolidated Financial Statements in the Company's 2003 Annual Report.

     Interest income included in the calculation of segment profit is not material. Amortization of deferred financing costs is included in interest expense. There are no intersegment sales or any significant intersegment transactions.

     Segment assets are comprised of all assets attributable to each reporting operating segment. The Company's investment in the TiO2 manufacturing joint venture is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable debt and equity securities and loans to affiliates. Substantially all corporate assets are attributable to NL.

     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location. At December 31, 2003, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $240 million (2002 - $203 million).




                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                             (In millions)
 Net sales:
   Chemicals                                             $ 242.9      $    -             $ 762.5       $ 559.1
   Component products                                       52.6         56.0              153.3         165.8
                                                         -------      -------            -------       -------

     Total net sales                                     $ 295.5      $  56.0            $ 915.8       $ 724.9

 Segment profit (loss):
   Chemicals                                             $  35.4      $  -               $ 105.2       $  66.4
   Component products                                        (.4)         5.8                1.8          14.7
                                                         -------      -------            -------       -------

     Total segment profit                                   35.0          5.8              107.0          81.1

 General corporate items:
   Interest and dividend income                               .8          4.9                2.6           6.5
   Securities transaction gains, net                         (.1)          -                 2.4           (.1)
   Gain on disposal of fixed assets                          7.2           -                 8.3            -
   Legal settlement gains, net                                -            -                  .7            .5
   Noncompete agreement income                                -            -                  .3            -
   Other income                                               .2           .1                 .3            .1
   General corporate expenses, net                          (9.7)        (3.7)             (48.2)        (15.0)
   Interest expense                                         (8.6)         (.1)             (25.7)        (18.2)
                                                         -------      -------            -------       -------

                                                            24.8          7.0               47.7          54.9
 Equity in Kronos                                            -            5.0                 -            5.0
                                                         -------      -------            -------       -------

     Income before income taxes and minority interest    $  24.8      $  12.0            $  47.7       $  59.9
                                                         =======      =======            =======       =======




                                                                    Years ended December 31,
                                                          ------------------------------------------
                                                             2001             2002             2003
                                                             ----             ----             ----
                                                                          (In millions)
 Net sales:
   Chemicals                                              $  835.1         $  875.2         $1,008.2
   Component products                                        211.4            196.1            207.5
                                                          --------         --------         --------

     Total net sales                                      $1,046.5         $1,071.3         $1,215.7
                                                          ========         ========         ========

 Segment profit:
   Chemicals                                              $  169.2         $   96.5         $  137.4
   Component products                                         15.6              5.3              3.6
                                                          --------         --------         --------

     Total segment profit                                    184.8            101.8            141.0

 General corporate items:
   Interest and dividend income                                9.4              5.8              3.4
   Legal settlement gains, net                                11.7              5.2               .8
   Noncompete agreement income                                 4.0              4.0               .3
   Securities transactions, net                               (1.1)             (.1)             2.4
   Gain on disposal of fixed assets                            -                -               10.3
   Insurance recoveries, net                                  17.5              -                -
   Foreign currency transaction gain                           -                6.3              -
   General corporate expenses, net                           (25.9)           (37.9)           (57.4)
 Interest expense                                            (30.4)           (31.6)           (34.3)
                                                          --------         --------         --------

     Income before income taxes and
        minority interest                                 $  170.0         $   53.5         $   66.5
                                                          ========         ========         ========





                                                                    Years ended December 31,
                                                          ------------------------------------------
                                                             2001             2002             2003
                                                             ----             ----             ----
                                                                         (In millions)

 Net sales - point of origin:
   United States                                          $  367.2         $  378.5         $  404.9
   Germany                                                   398.5            404.3            510.1
   Belgium                                                   126.8            123.8            150.7
   Norway                                                    102.8            111.8            131.5
   Netherlands                                                33.3             31.3             35.3
   Other Europe                                               82.3             89.6            110.4
   Canada                                                    231.4            229.2            249.6
   Taiwan                                                     11.7             14.7             13.4
   Eliminations                                             (307.5)          (311.9)          (390.2)
                                                          --------         --------         --------

                                                          $1,046.5         $1,071.3         $1,215.7
                                                          ========         ========         ========

 Net sales - point of destination:
   United States                                          $  388.8         $  398.1         $  423.6
   Europe                                                    462.4            489.9            605.0
   Canada                                                     82.5             83.0             85.5
   Asia and other                                            112.8            100.3            101.6
                                                          --------         --------         --------

                                                          $1,046.5         $1,071.3         $1,215.7
                                                          ========         ========         ========




                                                                    Years ended December 31,
                                                          ------------------------------------------
                                                             2001             2002             2003
                                                             ----             ----             ----
                                                                         (In millions)
 Depreciation and amortization:
   Chemicals                                              $   28.9         $   32.2         $   39.4
   Component products                                         14.9             13.0             14.8
   Corporate                                                    .7              1.0               .7
                                                          --------         --------         --------

                                                          $   44.5         $   46.2         $   54.9
                                                          ========         ========         ========

 Capital expenditures:
   Chemicals                                              $   53.7         $   32.6         $   35.3
   Component products                                         13.3             12.7              8.9
   Corporate                                                    -                 -               .1
                                                          --------         --------         --------

                                                          $   67.0         $   45.3         $   44.3
                                                          ========         ========         ========



                                                                          December 31,
                                                          ------------------------------------------
                                                             2001             2002             2003
                                                             ----             ----             ----
                                                                         (In millions)
 Total assets:
   Operating segments:
     Chemicals                                            $  910.1         $  988.5         $1,121.9
     Component products                                      225.9            203.1            212.4
   Corporate and eliminations                                241.0            123.0            142.2
                                                          --------         --------         --------

                                                          $1,377.0         $1,314.6         $1,476.5
                                                          ========         ========         ========

 Net property and equipment:
   United States                                          $   55.9         $   52.6         $   48.2
   Germany                                                   182.4            213.2            252.4
   Canada                                                     78.1             77.8             87.0
   Norway                                                     38.5             49.7             50.8
   Belgium                                                    46.8             54.6             64.9
   Netherlands                                                 7.3             10.0              9.6
   Taiwan                                                      5.4              5.9              5.7
   Other                                                        .4               .2               .3
                                                          --------         --------         --------

                                                          $  414.8         $  464.0         $  518.9
                                                          ========         ========         ========

     Component products segment profit, as presented above, may differ from amounts separately reported by CompX because the Company defines segment profit differently than CompX.

Note 3 - Accounts and other receivables:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                            (In thousands)

 Trade receivables                                                 $173,783            $ 29,149
 Recoverable VAT and other receivables                               12,768                 625
 Allowance for doubtful accounts                                     (3,994)               (968)
                                                                   --------            --------


                                                                   $182,557            $ 28,806
                                                                   ========            ========



Note 4 - Inventories:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                            (In thousands)

 Raw materials:
   Chemicals                                                       $ 61,959            $   -
   Component products                                                 6,170               7,180
                                                                   --------            --------
                                                                     68,129               7,180
                                                                   --------            --------
 In process products:
   Chemicals                                                         19,855                -
   Component products                                                10,852              10,757
                                                                   --------            --------
                                                                     30,707              10,757
                                                                   --------            --------
 Finished products:
   Chemicals                                                        147,270                -
   Component products                                                 9,166               8,578
                                                                   --------            --------
                                                                    156,436               8,578
                                                                   --------            --------

 Supplies                                                            37,065                  79
                                                                   --------            --------

                                                                   $292,337            $ 26,594
                                                                   ========            ========

Note 5 - Marketable equity securities:


                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                            (In thousands)

 Valhi common stock                                                $ 70,450            $ 70,779
 Other                                                                   37                  98
                                                                   --------            --------

                                                                   $ 70,487            $ 70,877
                                                                   ========            ========

     At September 30, 2004, the Company owned approximately 4.7 million shares of Valhi common stock with a quoted market price of $15.03 per share (December 31, 2003 quoted market price - $14.96 per share). The aggregate cost basis of such Valhi shares is approximately $34.6 million.

Note 6 - Investment in Kronos Worldwide, Inc.:

     At September 30, 2004, the Company held 24.1 million shares of Kronos with a quoted market price of $39.70 per share, or an aggregate market value of $956 million.

     At September 30, 2004, Kronos reported total assets of $1.3 billion and stockholders' equity of $412.5 million. Kronos' total assets at September 30, 2004 include current assets of $541 million, property and equipment of $419.6 million and an investment in a TiO2 manufacturing joint venture of $119.9 million. Kronos' total liabilities at September 30, 2004 include current liabilities of $184.4 million, long-term debt of $350.4 million, accrued OPEB and pension costs aggregating $76.4 million, deferred income taxes of $51.8 million and long-term notes payable to NL, Valhi and Valcor aggregating $200.0 million, including $31.4 million payable to NL. See Note 16.

     During the third quarter of 2004, Kronos reported net sales of $286.1 million, income from operations of $28.9 million and net income of $10.0 million. Kronos' results of operations for the first six months of 2004, and for the third quarter and first nine months of 2003, are included in the Company's consolidated results of operations.



Note 7 - Other noncurrent assets:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Deferred financing costs, net                                     $ 10,417            $     47
 Unrecognized net pension obligations                                13,747                   -
 Intangible asset, net                                                3,804               3,341
 Other                                                                2,050                 638
                                                                   --------            --------

                                                                   $ 30,018            $  4,026
                                                                   ========            ========

Note 8 - Accrued liabilities:


                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Employee benefits                                                 $ 46,028             $13,768
 Interest                                                               206                  49
 Restructuring                                                        3,223                  -
 Other                                                               47,082               9,514
                                                                   --------            --------

                                                                   $ 96,539            $ 23,331
                                                                   ========            ========

     In 2003, CompX recorded a $3.3 million charge related to the restructuring its Thomas Regout operations. The charge represents severance to be paid to approximately 100 terminated employees. At September 30, 2004 all severance benefits had been paid by the Company.

Note 9 - Long-term debt:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                          (In thousands)

 Kronos International, Inc. and subsidiaries:
   Senior Secured Notes                                            $356,136            $   -
   Other                                                                603                -
                                                                   --------            --------

                                                                    356,739                -
                                                                   --------            --------
 CompX International Inc. and subsidiaries:
   Revolving bank credit facility                                    26,000                -
   Capital lease obligations                                           -                    129
                                                                   --------            --------

                                                                     26,000                 129
                                                                   --------            --------

                                                                    382,739                 129
 Less current maturities                                                288                  38
                                                                   --------            --------

                                                                   $382,451            $     91
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

Note 10 - Other noncurrent liabilities:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Employee benefits                                                 $  4,849            $   -
 Insurance                                                            4,331               2,679
 Other                                                               10,294               3,034
                                                                   --------            --------

                                                                   $ 19,474            $  5,713
                                                                   ========            ========


Note 11 - Minority interest:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Minority interest in net assets:
   Kronos Worldwide, Inc.                                          $ 77,763            $   -
   CompX International Inc.                                          48,424              51,566
   Other subsidiaries                                                 9,028               9,077
                                                                   --------            --------

                                                                   $135,215            $ 60,643
                                                                   ========            ========




                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                           (In thousands)

 Minority interest in net earnings:
   Kronos Worldwide, Inc.                                $   -        $   -              $   -         $137,271
   CompX International Inc.                                 (123)       1,229                149          2,754
   Other subsidiaries                                         18           37                176            594
                                                         -------      -------            -------       --------

                                                         $  (105)     $ 1,266            $   325       $140,619
                                                         =======      =======            =======       ========

     As discussed in Note 1, effective July 1, 2004, the Company ceased to consolidate Kronos and commenced accounting for its interest in Kronos by the equity method. Accordingly, commencing July 1, 2004, the Company ceased to report minority interest in Kronos' net assets and net earnings.

Note 12 - Treasury stock

     During the third quarter of 2004, the Company cancelled approximately 18.5 million shares of its common stock that previously had been held in treasury. The aggregate $426.1 million cost of such treasury shares was allocated to common stock at par value, additional paid in capital and retained earnings in accordance with GAAP. Such cancellation had no impact on the net NL shares outstanding for financial reporting purposes.


Note 13 - Other income:

                                                              Nine months ended
                                                                 September 30,
                                                          ------------------------
                                                           2003              2004
                                                           ----              ----
                                                               (In thousands)

 Contract dispute settlement                             $  -              $ 6,289
 Other                                                      332                757
                                                         ------            -------

                                                         $  332            $ 7,046
                                                         ======            =======

     The contract dispute settlement relates to Kronos' settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos. Of such $7.3 million, $1.5 million was paid to Kronos in the second quarter of 2004, $1.75 million is due in each of the second quarter of 2005 and 2006 and $2.25 million is due in the second quarter of 2007. At September 30, 2004, the present value of the remaining amounts due to be paid to Kronos aggregated approximately $5.0 million, of which $1.7 million is included in accounts receivable and $3.3 million is included in other noncurrent assets.

Note 14 - Income tax benefit:

                                                              Nine months ended
                                                                 September 30,
                                                          ------------------------
                                                           2003              2004
                                                           ----              ----
                                                               (In millions)

 Expected tax expense                                    $ 16.7            $  21.0
 Change in deferred income tax valuation                                    (285.4)
   allowance, net                                          (1.1)
 Tax contingency reserve adjustments, net                    -               (13.1)
 Refund of prior year income taxes                        (24.6)              (3.1)
 Incremental U.S. tax and rate differences on
  equity in earnings of non-tax group companies              .5                (.5)
 Non-U.S. tax rates                                          .1                (.1)
 U.S. state income taxes, net                                .4                 .3
 Nondeductible expenses                                     2.3                1.9
 Other, net                                                (2.1)               3.3
                                                         ------            -------

                                                         $ (7.8)           $(275.7)
                                                         ======            =======

     Certain of the Company's and Kronos' U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o NL's and NL's majority-owned subsidiary's, NL Environmental Management Services, Inc. ("EMS"), 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $24 million, including interest, up front as a partial payment of the settlement amount (which amount is expected to be paid in the next 12 months and is classified as a current liability at September 30, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the 15 year time period beginning in 2004. NL has signed the settlement agreement that was prepared by the IRS. The IRS will sign the settlement agreement after certain procedural matters are concluded, which procedural matters both NL and its outside legal counsel believe are perfunctory. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL has decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized a $12.6 million tax benefit in the second quarter of 2004 related to the revised estimate. In addition, during the second quarter of 2004, the Company recognized a $30.5 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believes now meet the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance relates to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of EMS) utilized such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance relates to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believes meet the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions will be included in NL's taxable income.
o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately Euro 6 million ($7 million at September 30, 2004). Kronos has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately Euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.
o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at September 30, 2004) relating to the years 1998 to 2000. Kronos has objected to this proposed assessment.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. KII had generated taxable income in Germany for both German corporate and trade tax purposes since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters. However, offsetting this positive evidence was the fact that prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of the uncertainty caused by this negative evidence, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed at that time that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any positive evidence to indicate that the downward trend would improve. If the price trend continued downward throughout all of 2004 (which was a possibility given Kronos' prior experience, Kronos would likely have a taxable loss in Germany for 2004. If the downward trend in prices had abated, ceased or reversed at some point during 2004, then Kronos would likely have taxable income in Germany during 2004. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria and that it would not be appropriate to reverse the deferred income tax asset valuation allowance, given the likelihood that Kronos would generate a taxable loss in Germany during 2004. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believes its selling prices will continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. The fact that Kronos' selling prices started to increase during the second quarter of 2004, combined with the fact that Kronos and its competitors had announced additional price increases (which based on past experience indicated to Kronos that some portion of the additional price increases would be realized in the marketplace), provided additional positive evidence that was not present at December 31, 2003. Consequently, Kronos' revised projections now reflect taxable income for Germany in 2004 as well as 2005. Given the magnitude of the German net operating loss carryforwards, and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, Kronos believes it will take several years to fully utilize the benefit of such operating loss carryforwards. However, given the number of years for which Kronos has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when KII had a significantly higher level of outstanding, and the fact that the net operating loss carryforwards have no expiration date, Kronos concluded it was appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards. Accordingly, based on all available evidence, including the fact that (i) Kronos had generated positive taxable income in Germany since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters, (ii) Kronos was now projecting positive taxable income in Germany for 2004 and 2005 and (iii) the German net operating loss carryforwards have no expiration date, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes met the "more-likely-than-not" recognition criteria, and Kronos reversed the deferred income tax asset valuation allowance related to Germany. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operations loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, Kronos believes it will take several years to fully utilize the benefit of such operating loss carryforwards. However, given the number of years for which Kronos has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when KII had a significantly higher level of outstanding indebtedness than it currently has outstanding, and the fact that the net operating loss carryforwards have no expiration date, Kronos concluded it was appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards. Accordingly, in the first six months of 2004, Kronos recognized a $254.3 million income tax benefit related to the reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $254.3 million, $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, and $245.6 million relates to the German deferred income tax asset valuation allowance attributable to the remaining German net operating loss carryforwards and other tax attributes as of June 30, 2004, the benefit of which Kronos has concluded now meet the "more-likely-than-not" recognition criteria. At September 30, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $602 million and $244 million, respectively, all of which have no expiration date.


     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of Euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net refunds in its 2003 results of operations. During the first six months of 2004, the Company recognized a benefit of Euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amounts. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended returns with respect to the 1990 through 1994 tax years. Through September 2004, KII's German operating subsidiary had received net refunds of Euro 27.2 million ($33.6 million when received). KII believes it will receive the remainder of the net refunds of taxes and related interest during the remainder of 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which KII received Euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of the refund in the second quarter of 2003.

     Effective October 1, 2004, NL and TIMET each contributed their shares of CompX common stock to newly-formed CompX Group, Inc. in return for an 82.4% and 17.6% ownership interest in CompX Group, respectively, and CompX Group became the owner of the 83% of CompX that NL and TIMET had previously owned in the aggregate. CompX Group recorded the shares of CompX received from NL at NL's predecessor carryover basis. Effective with the formation of CompX Group, CompX became a member of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). NL and Valhi were already members of the Contran Tax Group.

Note 15 - Employee benefit plans:

     The components of net periodic defined benefit pension cost recognized by the Company and its consolidated subsidiaries are presented in the table below.

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                            (In thousands)

 Service cost benefits                                    $1,337      $  -               $ 3,970       $  3,128
 Interest cost on projected benefit obligations            4,560          760             13,511         10,780
 Expected return on plan assets                           (4,322)        (890)           (13,695)       (10,290)
 Amortization of prior service cost                           88          -                  263            281
 Amortization of net transition obligations                  187          (17)               542            273
 Recognized actuarial losses                                 444          220              1,339          2,148
                                                         -------      -------            -------       --------

                                                         $ 2,294      $    73            $ 5,930       $  6,320
                                                         =======      =======            =======       ========

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost recognized by the Company and its consolidated subsidiaries are presented in the table below.

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------            ---------------------
                                                           2003         2004               2003          2004
                                                           ----         ----               ----          ----
                                                                            (In thousands)

 Service cost                                            $    39      $  -               $   112       $    113
 Interest cost                                               517          289              1,543          1,229
 Amortization of prior service credit                       (518)         (72)            (1,556)          (583)
 Recognized actuarial losses                                  47           32                141            173
                                                         -------      -------            -------       --------

                                                         $    85      $   249            $   240       $    932
                                                         =======      =======            =======       ========


     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, the Company determined that benefits provided by its plan are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which is accounted for prospectively, as permitted by and in accordance with FASB Staff Position No. 106-2, from the date actuarial equivalence was determined, did not have a material impact on the accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

Note 16 - Accounts with affiliates:

                                                                  December 31,       September 30,
                                                                      2003               2004
                                                                  ------------       -------------
                                                                           (In thousands)

 Current receivables from affiliates:
   TIMET                                                           $     50            $  -
   Kronos                                                                 -                 138
   Valhi - income taxes                                                 306                  65
   Other                                                                  5               -
                                                                   --------            --------

                                                                   $    361            $    203
                                                                   ========            ========

 Noncurrent receivables from affiliates:
   Loan to Contran family trust                                    $ 14,000            $ 12,000
   Note receivable from Kronos                                         -                 31,423
                                                                   --------            --------

                                                                   $ 14,000            $ 43,423
                                                                   ========            ========
 Current payables to affiliates:
   Louisiana Pigment Company                                       $  8,560            $  -
   Income taxes payable to Valhi                                     10,512               9,976
   Kronos                                                                 -                  37
   Other                                                                465                 122
                                                                   --------            --------

                                                                   $ 19,537            $ 10,135
                                                                   ========            ========

     The note receivable from Kronos, included in noncurrent receivables from affiliates, was eliminated in the Company's consolidated financial statements prior to July 1, 2004. See Note 1.

     Capital transactions with affiliates during the first nine months of 2003, as reflected on the accompanying Consolidated Statements of Cash Flows, relates principally to CompX dividends paid to Valhi and Valcor.

Note 17 - Commitments and contingencies:

     Lead pigment litigation. The Company's former operations included the manufacture of lead pigments for use in paint and lead-based paint. Since 1987, NL, other former manufacturers of lead pigments for use in paint, and lead-based paint, and the Lead Industries Association (which discontinued business operations in 2002) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

     A summary of the activity in the Company's accrued environmental costs during the first nine months of 2004 is presented in the table below. The amount shown in the table below for payments against the Company's accrued environmental costs is net of a $1.5 million recovery of remediation costs previously expended by NL that was paid to NL by other PRPs in the third quarter of 2004 pursuant to an agreement entered into by NL and the other PRPs.




                                                                Amount
                                                            --------------
                                                            (In thousands)

 Balance at the beginning of the period                        $ 77,481
 Additions charged to expense                                     1,078
 Payments, net                                                   (7,738)
                                                               --------

 Balance at the end of the period                              $ 70,821
                                                               ========
 Amounts recognized in the balance sheet
    at September 30, 2004:
    Current liability                                          $ 17,283
    Noncurrent liability                                         53,538
                                                               --------

                                                               $ 70,821
                                                               ========

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

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At September 30, 2004, the Company had accrued $71 million for those environmental matters which are reasonably estimable. The Company believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which the Company believes is possible to estimate costs is approximately $101 million. The Company's estimates of such liabilities have not been discounted to present value.

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

     At September 30, 2004, there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company did have association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     At September 30, 2004, the Company had $17 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures (December 31, 2003 - $24 million). Use of such restricted balances does not affect the Company's net cash flows.

     Other litigation. The Company has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly owned operations containing asbestos, silica and/or mixed dust. Approximately 485 of these types of cases involving a total of approximately 25,500 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 9,200 are represented by six cases pending in Mississippi state court, and approximately 5,500 are represented by four cases that have been removed to federal court in Mississippi, where they have been, or are in the process of being, transferred to the multi-district litigation (MDL) pending in the United States District Court for the Eastern District of Pennsylvania.

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

     In addition to the litigation described above, the Company and its subsidiaries may be involved from time to time in various other environmental, contractual, product liability, patent (or other intellectual property), employment and other claims and disputes incidental to their present and former businesses. In certain cases, the Company has insurance coverage for such claims and disputes. The Company currently believes the disposition of all of these claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Note 18 - Accounting principle newly adopted in 2004:

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






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Executive summary

     As discussed in Note 1 to the Consolidated Financial Statements, on September 24, 2004, the Company purchased 10,374,000 shares of CompX common stock, representing approximately 68% of the outstanding shares of CompX common stock, from Valhi and a wholly-owned subsidiary of Valhi. Because Valhi, NL and CompX are all entities under the common control of Contran, the Company's acquisition of the shares of CompX common stock results in a change in reporting entity and the Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented.

     Also as discussed in Note 1 to the Consolidated Financial Statements, following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. As discussed in
Note 2 to the Consolidated Financial Statements, the Company has, for certain periods presented, more than one operating segment and evaluates segment performance based on segment operating income, as defined therein.

     The Company reported net income of $8.5 million, or $.18 per diluted share, in the third quarter of 2004 compared to net income of $16.3 million, or $.34 per diluted share, in the third quarter of 2003. For the first nine months of 2004, the Company reported net income of $195.0 million, or $4.03 per diluted share, compared to net income of $55.2 million, or $1.15 per diluted share, in the first nine months of 2003.

     The increase in the Company's diluted earnings per share from the first nine months of 2003 to the same period in 2004 is due primarily to the net effects of (i) significantly higher tax benefit generated from the reversal of Kronos' German deferred income tax asset valuation allowance and tax benefits related to EMS during the first six months of 2004, (ii) changes in chemicals operating income due in part to lower gross margins at Kronos, (iii) higher component products operating income from CompX, (iv) income from a contract dispute settlement with a Kronos customer and (v) lower environmental remediation and legal expenses of NL. Overall, the Company believes its net income in 2004 will be higher than 2003 as the impact of the reversal of Kronos' and EMS' deferred income tax asset valuation allowances are expected to more than offset the effect of Kronos' expected lower income from operations. Net income in the first nine months of 2003 includes certain income tax benefits relating to Germany aggregating $.52 per diluted share. Net income in the first nine months of 2004 includes (a) certain income tax benefits related to Germany aggregating $2.57 per diluted share, (b) reversal of the deferred income tax asset valuation allowance related to NL Environmental Management Services, Inc. ("EMS") and adjustment of estimated tax due upon IRS settlement and (c) income related to contract dispute settlement at Kronos of $.04 per diluted share, each of which were recognized in the second quarter of 2004. These items are more fully described below.


Forward-looking information

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o    The cyclicality of the Company's businesses,
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o Changes in raw material and other operating costs (such as energy and steel costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Demand for office furniture,
o Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o    Service industry employment levels,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner, the New Taiwan dollar and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ability to implement head count reductions in a cost effective manner within the constraints on non-U.S. governmental regulations, and the timing and amount of any cost savings
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o    The introduction of trade barriers,
o    Potential difficulties in integrating completed or future acquisitions,
o Decisions to sell operating assets other than in the ordinary course of business,
o    Uncertainties associated with new product development,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters) and
o    Possible future litigation.

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

Component products




                                                      Three months ended                     Nine months ended
                                                        September 30,                          September 30,
                                               ----------------------------------   ----------------------------------
                                                 2003         2004      % Change      2003         2004      % Change
                                                 ----         ----      --------      ----         ----      --------
                                                          (In millions, except percentages and volumes)

          Net sales                            $ 52.6        $ 56.0          +7%     $153.3       $165.8         +8%
          Segment profit (loss)                   (.4)          5.8      +1,550%        1.8         14.7       +717%


     Component products sales were higher in the third quarter and first nine months of 2004 as compared to the same periods in 2003 due in part to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies increased component products sales by $1.1 million in the third quarter of 2004 as compared to the third quarter of 2003, and increased sales by $4.5 million in the first nine months of the year. Component products sales comparisons were also impacted by higher sales volumes of security products and precision slide products and the effect of price increases for certain products.

     During the third quarter of 2004, sales of slide, security products and ergonomic products increased 11%, 2% and 8% respectively, as compared to the third quarter of 2003 (year-to-date increases for slide and security products of 15% and 3%, respectively, with no significant change in sales of ergonomic products on a year-to-date basis). The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products segment profit comparisons were favorably impacted by the effect of certain cost reduction initiatives undertaken in 2002 and 2003, including retooling of CompX's facility in Michigan, consolidating CompX's two Canadian facilities into one facility and restructuring CompX's operations in the Netherlands. In addition, operating income comparisons were also favorably impacted by relative changes in product mix of security products, the price increases for certain products and expenses of approximately $900,000 incurred during the first nine months of 2003 (mostly in the first half of the year) associated with the consolidation of the two Canadian facilities into one facility. In addition, the component products operating loss in the third quarter of 2003 includes a $3.5 million restructuring charge associated with the implementation of certain headcount reductions at CompX's Netherlands operations.

     CompX has substantial operations and assets located outside the United States in Canada, the Netherlands and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the third quarter and first nine months of 2004, currency exchange rate fluctuations positively impacted component products sales comparisons with the same period in 2003. Currency exchange rate fluctuations negatively impacted component products segment profit comparisons for the same periods.

     While demand has improved across most of CompX's product segments, certain customers are seeking lower cost Asian sources as alternatives to CompX's products. Although CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities, the recent increase in its order rates may be moderated to a certain extent in the near term. Asian-sourced competitive pricing pressures are expected to continue to be a challenge as those manufacturers, particularly those located in China, gain market share. CompX has responded to the competitive pricing pressure in part by reducing production cost through product reengineering or improvement in manufacturing processes, moving production to lower-cost facilities and providing value-added customer support services that foreign manufacturers are generally unable to provide. The combination of CompX's cost control initiatives together with its value-added approach to development and marketing of products are believed to help mitigate the impact of competitive pricing pressures.

     Additionally, CompX's cost for steel continues to rise dramatically due to the continued high demand and shortages worldwide. While CompX has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that it would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of CompX's customers to find less expensive products from foreign manufacturers. CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results.

     CompX expects the operating results of its operations in the Netherlands will continue to improve, CompX is evaluating the overall strategic role of such operations for CompX as a whole, and additional actions could be taken in the future, including the possible sale of some or all of such operations, and additional actions could be taken in the future that could result in significant charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position CompX to more effectively expand on new product and new market opportunities to improve CompX's profitability.

Chemicals - Kronos

     Relative changes in Kronos' TiO2 sales and income from operations during the third quarter and the first nine months of 2003 and 2004 are primarily due to (i) relative changes in average TiO2 selling prices, (ii) relative changes in TiO2 sales volumes and (iii) relative changes in foreign currency exchange rates. Selling prices were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the third and fourth quarters of 2003 and the first quarter of 2004, flat during the second quarter of 2004 and increasing during the third quarter of 2004.

     Effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. The following table shows information about Kronos' sales and segment profit for the 2003 and 2004 periods, including the third quarter of 2004 for which the Company did not consolidate Kronos' results of operations.

                                               Three months ended               Nine months ended       Six months
                                                  September 30,                   September 30,            ended
                                         -----------------------------   -----------------------------    June 30,
                                          2003      2004     % Change     2003      2004      % Change      2004
                                          ----      ----     --------     ----      ----      --------      ----
                                                      (In millions, except percentages)

Net sales                                $242.9   $ 286.1       +18%     $762.5    $845.1        +11%     $ 559.1
Segment profit                             35.4      29.8       -16%      105.2      96.2         -9%        66.4


TiO2 data:

  Percent change in average TiO2
       selling prices:
         Using actual foreign
           currency exchange rates                               +3%                              +2%
         Impact of changes in
           foreign currency
           exchange rates                                        -4%                              -5%
                                                                ----                             ----

         In billing currencies                                   -1%                              -3%
                                                                ====                             ====



     Kronos' sales increased $43.2 million (18%) in the third quarter of 2004 compared to the third quarter of 2003 and increased $82.6 million (11%) in the first nine months of 2004 compared to the same period in 2003, as the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $11 million and $46 million, respectively, (as more fully discussed below) and increased sales volumes more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, the Company's average TiO2 selling prices in billing currencies were 1% lower in the third quarter of 2004 as compared to the third quarter of 2003 and 3% lower in the first nine months of 2004 as compared to the first nine months of 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the third quarter of 2004 were 3% higher than the third quarter of 2003 and 2% higher for the first nine months of 2004 compared to the first nine months of 2003. Kronos' TiO2 sales volumes in the third quarter and first nine months of 2004 increased 16% and 9%, respectively, compared to the same periods of 2003, as higher volumes in Europe, the United States and export markets more than offset lower volumes in Canada. Kronos' TiO2 sales volumes in the first nine months of 2004 were a new record for Kronos.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 3% and 2% increase in Kronos' average TiO2 selling prices during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 1% and 3% decreases in Kronos' average TiO2 selling price in billing currencies (the non-GAAP measure) during the third quarter and first nine months is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' cost of sales increased $42.0 million (24%) in the third quarter of 2004 compared to the third quarter of 2003, and increased $85.6 million (15%) in the year-to-date period largely due to the increased sales and production volumes and the effects of translating foreign currencies (primarily the euro) into U.S. dollars. As a result of the lower average TiO2 selling prices in billing currencies, Kronos' cost of sales, as a percentage of net sales increased from 73% and 74% in each of the third quarter and first nine months of 2003, respectively, to 77% in each of the third quarter and first nine months of 2004. Kronos' TiO2 production volumes in the third quarter of 2004 increased 5% compared to the third quarter of 2003, and increased 3% in the first nine months of 2004 as compared to the same period in 2003, with operating rates near full capacity in those periods. Kronos' TiO2 production volumes in the first nine months of 2004 were also a new record for Kronos.

     Kronos's gross margins for the third quarter of 2004 increased $1.2 million (2%) from the third quarter of 2003, as the higher sales volumes and the favorable effect of relative changes in foreign currency exchange rates more than offset the effect of lower average selling prices. However, gross margins decreased $3.0 million (2%) from the first nine months of 2003 as compared to the first nine months of 2004, as the unfavorable effect of lower average TiO2 selling prices more than offset the favorable effect of higher sales volumes and relative changes in foreign currency exchange rates.

     Kronos' selling, general and administrative expenses increased $6.1 million (20%) and $15.9 million (18%), respectively, in the third quarter and first nine months of 2004 as compared to the corresponding periods in 2003. These increases are largely attributable to the higher sales volumes as well as the impact of translating foreign currencies (primarily the euro) into U.S. dollars.

     Kronos' segment profit in the first nine months of 2004 also includes $6.3 million of income related to the settlement of a certain contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million recognized gain represents the present value of the future payments to be paid by the customer to Kronos. The dispute with the customer concerned the customer's alleged past failure to purchase the required amount of TiO2 from Kronos under the terms of Kronos' contract with the customer. Under the settlement, the customer agreed to pay an aggregate of $7.3 million to Kronos through 2007 to resolve such dispute.

     Kronos has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the third quarter of 2004 by a net amount of approximately $11 million compared to the same period in 2003 and increased TiO2 sales in the first nine months of 2004 by approximately $46 million compared to the same period in 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003. Overall, currency exchange rate fluctuations resulted in a net increases in Kronos' segment profit of approximately $7 million in the first nine months of 2004 as compared to the same period in 2003. Currency exchange rate fluctuations did not have a material effect on Kronos' segment profit in the third quarter of 2004 as compared to the third quarter of 2003.

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the third quarter of 2004 were 3% higher than the second quarter of 2004, the first quarter with an upward trend in selling prices since the third quarter of 2003. In June 2004, Kronos announced additional price increases of 4 cents per pound in the U.S., Canadian 6 cents per pound in Canada and Euro 120 per metric ton in Europe, all of which are targeted to be implemented in the fourth quarter of 2004. In September 2004, Kronos announced additional price increases of 3 cents to 6 cents per pound in the U.S., Canadian 4 cents to Canadian 8 cents per pound in Canada and Euro 110 per metric ton in Europe, all of which are in addition to the July/August announced increases and are targeted to be implemented in January 2005. The Company is also targeting to achieve price increases in export markets in the fourth quarter of the year. The extent to which all of such price increases will be realized will depend on, among other things, economic factors.

     Kronos expects its TiO2 sales and production volumes in 2004 will be higher than in 2003. Kronos' average TiO2 selling price, which declined during the second half of 2003 and first quarter of 2004, commenced to begin to rise during the second quarter of 2004, and was higher by 3% in the third quarter of 2004 as compared to the second quarter of 2004, and should continue to rise during the remainder of the year. Nevertheless, Kronos expects its average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003 and expects its gross margin in 2004 to be lower than 2003. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from the Kronos' expectations, Kronos' results of operations could be unfavorably affected.

Equity in earnings of Kronos - third quarter 2004

                                                           Three months ended
                                                             September 30,
                                                                  2004
                                                                  ----
                                                              (In millions)

 Kronos historical:
   Net sales                                                    $ 286.1
                                                                =======

   Segment profit                                                  29.8
   Other general corporate, net                                     (.3)
   Interest expense                                               (13.3)
                                                                -------

                                                                   16.2
   Income tax expense                                               6.2
                                                                -------

     Net income                                                    10.0
                                                                =======

   Equity in Kronos Worldwide, Inc.                             $   5.0
                                                                =======


     See the preceding discussion relating to Kronos' segment profit for the third quarter of 2004. Kronos' interest expense in the third quarter of 2004 relates principally to Kronos International, Inc.'s Senior Secured Notes and Kronos' $200 million of long-term notes payable to affiliates.



General corporate items

                                                      Three months ended                     Nine months ended
                                                        September 30,                          September 30,
                                               ----------------------------------   ----------------------------------
                                                 2003         2004      Difference      2003         2004      Difference
                                                 ----         ----      ----------      ----         ----      ----------
                                                                      (In millions)

 Interest income on note receivable
    from Kronos                                 $   -        $   4.2      $   4.2     $    -       $   4.2      $   4.2
 Dividend income from Valhi                         .3            .3           -           .8           .8           -
 Other interest and dividend income                 .5            .4          (.1)        1.8          1.5          (.3)
 Other income                                       .2            .1          (.1)         .6           .1          (.5)
 Securities transactions, net                      (.1)           -            .1         2.4          (.1)        (2.5)
 Gain on disposal of fixed assets                  7.2            -          (7.2)        8.3           -          (8.3)
 Legal settlement gains                             -             -            -           .7           .5          (.2)
 General corporate expenses, net                  (9.7)         (3.7)         6.0       (48.2)       (15.0)        33.2
 Interest expense:
     Kronos                                       (8.3)           -           8.3       (24.7)       (17.8)         6.9
     CompX                                         (.3)          (.1)          .2        (1.0)         (.4)          .6
                                               -------       -------      -------     -------      -------      -------

                                               $ (10.2)      $   1.2      $  11.4     $ (59.3)     $ (26.2)     $  33.1
                                               =======       =======      =======     =======      =======      =======

     Interest and dividend income in the third quarter and first nine months of 2004 relates primarily to interest received on the Company's long-term note receivable with Kronos ($4.2 million in the quarter and year-to-date period). Prior to the third quarter of 2004, the Company's interest income on such long-term note receivable from Kronos was eliminated in the Company's consolidated financial statements. Dividend income from the Company's ownership of Valhi common stock totaled approximately $800,000 for each of the nine month periods ended September 30, 2003 and 2004. The gain on disposal of fixed assets relates primarily to the sale of certain real property of NL.

     Net general corporate expenses in the third quarter and first nine months of 2004 were lower than the same periods of 2003 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in 2004 are currently expected to continue to be lower than 2003 due to lower expected environmental remediation expenses of NL. However, obligations for environmental remediation are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 17 to the Consolidated Financial Statements.

     Kronos has a significant amount of outstanding indebtedness denominated in the euro, including KII's Euro 285 million Senior Secured Notes. Accordingly, the reported amount of interest expense during 2003 and for the first half of 2004, when Kronos' results of operations were consolidated with those of the Company, varied depending on relative changes in foreign currency exchange rates. Kronos' interest expense in the first six months of 2004 was $17.8 million and was $8.3 million and $24.7 million in the third quarter and first nine months of 2003, respectively. The decrease in the amount of interest expense reported in the Company's consolidated financial statements was due primarily to the change in accounting for Kronos to the equity method. Consequently Kronos' interest expense was not included in the Company's results of operations beginning in the third quarter of 2004.

     Interest expense related to the Component Products segment declined in the interim periods of 2004 compared to 2003 due primarily to lower average levels of outstanding debt. CompX expects interest expense will continue to be lower during the remainder of 2004 as compared to the last quarter of 2003 due to lower average levels of outstanding debt.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rates are explained in
Note 14 to the Consolidated Financial Statements.

     At September 30, 2004, Kronos had the equivalent of $602 million and $244 million, respectively, of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. As more fully described in Note 14 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences met the "more-likely-than-not" recognition criteria. Accordingly, as of June 30, 2004, Kronos reversed the remaining $245.6 million valuation allowance related to such items. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's future effective income tax rate will be higher than what it would have otherwise been, although its future cash income tax rate would not be affected.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004 to 60% of taxable income after the first Euro 1 million of taxable income. The new law will have a significant effect on Kronos' cash tax payments in Germany going forward, the extent of which will be dependent upon the level of taxable income earned in Germany.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations, which deduction is subject to a number of limitations. Both of these provisions are complex and subject to numerous restrictions. The Company is still studying the new law, including the technical provisions related to the two complex provisions noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not yet determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction.

Minority interest

     The Company commenced recognizing minority interest in Kronos following the Company's December 2003 distribution of a portion of the shares of Kronos common stock to the Company's shareholders, and the Company ceased to recognize minority interest in Kronos, effective July 1, 2004. See Note 11 to the Consolidated Financial Statements.

     Minority interest in NL's subsidiaries relates to the Company's majority-owned environmental management subsidiary, EMS. EMS was established in 1998, at which time EMS contractually assumed certain of the Company's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than the Company, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. The Company continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

Recently adopted accounting principle

     See Note 18 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     The Company's consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2003 and 2004 are presented below:



                                                                Nine months ended
                                                                   September 30,
                                                             ------------------------
                                                              2003              2004
                                                              ----              ----
                                                                  (In millions)

 Net cash provided (used) by:
   Operating activities                                     $ 81.8             $ 82.9
   Investing activities                                      (17.3)              (3.4)
   Financing activities                                      (60.9)             (28.6)
                                                            ------             ------

     Net cash provided by operating,
       investing and financing activities                   $  3.6             $ 50.9
                                                            ======             ======

Summary

     The Company's primary source of liquidity on an ongoing basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay any short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (including dividends paid to Valhi by its subsidiaries). In addition, from time-to-time the Company will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company will from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

Operating Activities

     Cash flows from operating activities increased from $81.8 million provided by operating activities in the first nine months of 2003 to $82.9 million of cash provided by operating activities in the first nine months of 2004. This $1.1 million increase was due primarily to the net effects of (i) higher net income of $139.8 million, (ii) lower depreciation and amortization expense of $7.5 million, (iii) lower deferred income taxes of $287.0 million, (iv) higher minority interest in earnings of $140.5 million, (v) higher net distributions from the TiO2 manufacturing joint venture of $8.3 million in the first nine months of 2004 compared to a $2.2 million distribution in the first nine months of 2003, (vi) distributions from Kronos in the nine month period of 2004 of $6.1 million and equity in earnings of Kronos of $5.0 million during the same period as compared to nil in the 2003 period, (vii) a higher amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $34.3 million in the first nine months of 2004 as compared to the first nine months of 2003 and (vii) lower cash paid for income taxes of $7.6 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

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

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, equity in earnings of affiliates will generally differ from the amount of distributions received from such affiliates, and equity in losses of affiliates does not necessarily result in current cash outlays paid to such affiliates. The amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits.

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal of long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities.

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

                                                                Nine months ended
                                                                   September 30,
                                                             ------------------------
                                                              2003              2004
                                                              ----              ----
                                                                  (In millions)

Cash provided (used) by operating activities:
  Kronos                                                    $ 83.4             $ 67.5
  CompX                                                       14.1               20.8
  NL Parent                                                  (13.3)               7.6
  Other                                                        4.6                (.6)
  Eliminations                                                (7.0)             (12.4)
                                                            ------             ------

                                                            $ 81.8             $ 82.9
                                                            ======             ======


Investing and financing activities

     The Company's capital expenditures were $31.7 million and $13.6 million in the first nine months of 2003 and 2004, respectively, the majority of which relate to Kronos during the first six months of 2004. Approximately 80% of the Company's consolidated capital expenditures in the first nine months of 2004 relate to Kronos and 20% relate to CompX.

     In the first quarter of 2004 KII's operating subsidiaries in Germany, Belgium and Norway borrowed a net Euro 26 million ($32 million when borrowed) under the European revolving credit facility at an interest rate of 3.8%. Such amounts were repaid in the second quarter of 2004.

     In each of the first two quarters of 2004, Kronos paid a regular quarterly cash dividend to its stockholders of $.25 per share, of which $12.0 million was paid to Kronos shareholders other than NL and is reflected as a distribution to minority interest on NL's Consolidated Statements of Cash Flows. Kronos' third quarter 2004 dividend paid to NL was approximately $6.1 million and is reflected as a distribution from Kronos on the Company's Consolidated Statement of Cash Flows.

Component Products - CompX

     CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its new bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures and debt service requirements for the foreseeable future. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003. In the fourth quarter of 2004, CompX resumed its regular quarterly dividend at the $.125 per share rate.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables or similar exchange rate risk associated with future sales denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at September 30, 2004, CompX held a series of contracts maturing through November 2004 to exchange an aggregate of U.S. $3.1 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.29 to Cdn. $1.31 per U.S. dollar. At September 30, 2004 the actual exchange rate was Cdn. $1.28 per U.S. dollar.

     CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, CompX has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using its then-available cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

Chemicals - Kronos

     At September 30, 2004, Kronos had cash, cash equivalents and marketable debt securities of $122.0 million, including restricted balances of $3.5 million, and Kronos had $144 million available for borrowing under its U.S. and non-U.S. credit facilities.

     At September 30, 2004, Kronos' outstanding debt was comprised of (i) $350.2 million related to KII's Senior Secured Notes and (ii) $348,000 of other indebtedness. In addition, Kronos had a $200 million long-term note payable to affiliates due in 2010, including $31.4 million payable to NL. In October 2004, Kronos prepaid $100 million (including interest) of such note receivable held by Valhi.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of Kronos.

     See Note 14 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions.

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

     In October 2004, Kronos filed a registration statement with the SEC for a proposed offering of up to 8.25 million shares of its common stock. The registration statement has not yet been declared effective by the SEC. There can be no assurance that the registration statement will be declared effective, or if declared effective, that the offering would be completed. The securities may not be offered for sale or sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. If the offering is completed, Kronos would use a portion of the net proceeds from such offering to repay the remaining balance of its long-term note payable to affiliates (including the $31.4 million owed to NL), with the balance of the net proceeds available for Kronos' general corporate purposes, including possible acquisitions.

NL Industries

     At September 30, 2004, NL (exclusive of CompX and Kronos) had (i) current cash and cash equivalents aggregating $35.5 million, (ii) current restricted cash equivalents of $7.4 million, (iii) current restricted marketable debt securities of $9.2 million and (iv) noncurrent restricted marketable debt securities of $5.6 million. Of such restricted balances, $17 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. NL also has a $31.4 million long-term note receivable from Kronos due in 2010. As discussed above, Kronos has filed a registration statement with the SEC for a proposed offering of up to 8.25 million shares of its common stock. Assuming the offering is completed, Kronos has stated that it intends to use a portion of the net proceeds from such offering to prepay its remaining notes payable to affiliates, including the $31.4 million held by NL.

     See Note 14 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 17 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL (of which NL transferred $168.6 million to Valhi and Valcor in connection with NL's acquisition of the shares of CompX common stock previously held by Valhi and Valcor, as discussed in Note 1 to the Consolidated Financial Statements). During the first nine months of 2004, NL paid its three $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which an aggregate of approximately 966,000 shares, or approximately 2% of Kronos' outstanding common stock, were distributed to NL shareholders (including Valhi and an affiliate of Valhi) in the form of pro-rata dividends. Valhi and NL are members of the Contran Tax Group. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the applicable date of distribution. With respect to the shares of Kronos distributed to Valhi and an affiliate of Valhi (806,000 shares in the aggregate), the terms of NL's tax sharing agreement with Valhi, as amended in December 2003, do not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and an affiliate of Valhi, since the tax on that portion of the gain is deferred at the Valhi level due to Valhi and NL being members of the same tax group. NL was required to recognize a tax liability with respect to the Kronos shares distributed to NL shareholders other than Valhi and an affiliate of Valhi, and such tax liability aggregated approximately $1.9 million.

     Following the second of such quarterly dividends in 2004, NL no longer owned a majority of Kronos' outstanding common stock, and accordingly NL ceased to consolidate Kronos as of July 1, 2004.

     On September 24, 2004, NL completed the acquisition the CompX shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note was eliminated in the preparation of the Company's consolidated financial statements). See Note 1 to the Consolidated Financial Statements. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity and the Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's independent auditors will also be required to annually attest to the Company's internal control over financial reporting. In order to achieve compliance with Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting since 2003, using a combination of internal and external resources. The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with
Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 and be in a position to conclude that the Company's internal control over financial reporting is effective as of December 31, 2004, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances byond the Company's control could arise, there can be no assurance that the Company will ultimately be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 or whether it will be able to conclude the Company's internal control over financial reporting is effective as of December 31, 2004.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 17 to the Consolidated Financial Statements, the 2003 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 for descriptions of certain previously reported legal proceedings.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In September 2004, the Wisconsin Supreme Court granted plantiff's petition for review of the appellate court's June 2004 decision affirming the trial court's dismissal of all of the plaintiff's claims.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In September 2004, the Maryland Court of Appeals granted plaintiffs' petition for review of the appellate court's dismissal of certain of the plaintiffs' claims.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). In September 2004, the court amended the scheduling order and reset the trial date for January 2006.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). The time for plaintiff's appeal of the appellate court's June 2004 decision granting defendant's motion for summary judgment expired in August 2004.

     Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). In August 2004, plaintiffs voluntarily agreed to sever one of the plaintiffs, and defendants withdrew their motion to sever such plaintiff.

     The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03C-V846 H). In September 2004, the court stayed the case pending an appeal by the tribe related to sovereign immunity issues.

     In July 2004, the U.S EPA and the Company entered into an administrative order on consent to perform a removal action with respect to the site of a formerly owned lead smelting facility in Collinsville, Illinois.

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

          10.1 - First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent - incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

          10.2 - Stock Purchase Agreement dated September 24, 2004 between Valhi, Inc. and Valcor, Inc., as sellers, and NL Industries, Inc. as purchaser - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

          10.3 - Promissory Note dated September 24, 2004 in the original principal amount of $31,422,500.00 payable to the order of NL Industries, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

          10.4 - Promissory Note dated September 24, 2004 in the original principal amount of $162,500,000.00 payable to the order of Valcor, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

          10.5 - Promissory Note dated September 24, 2004 in the original principal amount of $6,077,500.00 payable to the order of Valhi, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

          10.6 - Subscription agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant dated October 5, 2004.

          10.7 - Voting agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance
               Management Company and CompX Group, Inc. - incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant dated October 5, 2004.

          31.1 - Certification

          31.2 - Certification

          32.1 - Certification

     (b) Reports on Form 8-K Reports on Form 8-K for the quarter ended September 30, 2004.

          August 6, 2004 - Reported Item 9 and Item 12
          September 1, 2004 - Reported Item 7.01 and Item 9.01
          September 7, 2004 - Reported Item 1.01 and Item 2.03
          September 29, 2004 - Reported Item 1.01, Item 2.01, Item 7.01 and Item
                               9.01



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        NL INDUSTRIES, INC.
                                               -------------------------------
                                                           (Registrant)



Date   November 8, 2004                        By /s/ Gregory M. Swalwell
      ------------------                          -----------------------------
                                                  Gregory M. Swalwell
                                                   Vice President, Finance
                                                   and Chief Financial Officer
                                                  (Principal Financial Officer)


Date   November 8, 2004                        By /s/ James W. Brown
      ------------------                          -----------------------------
                                                  James W. Brown
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)