Form 10-K
period 2004-12-31
NL INDUSTRIES INC
filed 2005-03-30
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 - For the fiscal year ended December 31, 2004

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

The aggregate market value of the 7.7 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2004 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $112 million.

As of February 28, 2005, 48,515,284 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.




                                     PART I


ITEM 1.  BUSINESS

     NL Industries, Inc. (NYSE: NL) organized as a New Jersey corporation in 1891, has operations through majority-owned subsidiaries and less than majority-owned affiliates in the component products and chemicals industries. Information regarding the Company's business segments and the companies conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 3 to the Consolidated Financial Statements, which information is incorporated herein by reference. The Company is based in Dallas, Texas.



Component Products                    CompX is a leading  manufacturer  of  precision  ball  bearing
  CompX International Inc.- 68%       slides,  security  products  and  ergonomic  computer  support
   owned at December 31, 2004         systems   used   in   office    furniture,    computer-related
                                      applications  and a  variety  of other  industries.  CompX has production facilities in North America and Asia.

Chemicals                             Kronos  is  a  leading   global   producer   and  marketer  of
  Kronos Worldwide, Inc. - 37%        value-added  titanium  dioxide  pigments  ("TiO2"),  which are
   owned at December 31, 2004         used for  imparting  whiteness,  brightness  and  opacity to a diverse range of customer  applications  and end-use  markets, including coatings,  plastics,  paper and other industrial and consumer  "quality-of-life"  products.  Kronos has  production
                                      facilities  in  Europe  and  North  America.   Sales  of  TiO2
                                      represent  about  90% of  Kronos'  total  sales in 2004,  with sales of other  products  that are  complementary  to  Kronos'
                                      TiO2 business comprising the remainder.



     At December 31, 2004, (i) Valhi (NYSE: VHI) directly and through a wholly-owned subsidiary held approximately 83% of NL's outstanding common stock,
(ii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock, (iii) Valhi and its wholly-owned subsidiary held an additional 57% of Kronos' outstanding common stock and (iv) Titanium Metals Corporation ("TIMET") (NYSE:TIE), an affiliate of Valhi, held an additional 17% of CompX's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies. See Notes 1 and 17 to the Consolidated Financial Statements.

     On September 24, 2004, the Company completed the acquisition of 10,374,000 shares of CompX common stock, representing approximately 68% of the outstanding shares of CompX common stock. The CompX common stock was purchased from Valhi and Valcor, a wholly-owned subsidiary of Valhi, at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos. The acquisition was approved by a special committee of NL's board of directors comprised of directors who were not affiliated with Valhi, and such special committee retained their own legal and financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to NL. NL's acquisition was accounted for under accounting principles generally accepted in the United States of America ("GAAP") as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity. The Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented. See Note 2 to the Consolidated Financial Statements.

     Prior to July 2004, the Company owned a majority of Kronos' outstanding common stock, and the Company accounted for its ownership interest in Kronos as a consolidated subsidiary. Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows, and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. See Note 2 to the Consolidated Financial Statements.

     CompX and Kronos each file periodic reports with the Securities and Exchange Commission ("SEC"). The information set forth below with respect to such companies has been derived from such reports.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The  cyclicality  of  the  Company's   businesses  (such  as  Kronos'  TiO2
     operations),
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o Changes in raw material and other operating costs (such as energy and steel costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2 and component products),
o    Demand for office furniture,
o Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o    Service industry employment levels,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner, the New Taiwan dollar and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o    The introduction of trade barriers,
o    Potential difficulties in integrating completed or future acquisitions,
o Decisions to sell operating assets other than in the ordinary course of business,
o    Uncertainties associated with new product development,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters), and
o    Possible future litigation.

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


COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     General. CompX is a leading manufacturer of precision ball bearing slides, security products (cabinet locks and other locking mechanisms) and ergonomic computer support systems used in office furniture, computer-related applications and a variety of other industries. CompX's products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of precision ball bearing slides, security products and ergonomic computer support systems. In 2004, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 43%, 42% and 15%, respectively, of net sales related to continuing operations, respectively.

     In January 2005, CompX completed the disposition of all of the net assets of its Thomas Regout operations conducted in the Netherlands. Thomas Regout's results of operations are classified as discontinued operations in the Company's Consolidated Financial Statements. See Note 24 to the Consolidated Financial Statements.

     Products, product design and development. Precision ball bearing slides manufactured to stringent industry standards are used in such applications as office furniture, computer-related equipment, file cabinets, desk drawers, automated teller machines, tool storage cabinets and imaging equipment. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement, and the Butterfly Take Apart System, which is designed to easily disengage drawers from cabinets.

     Security products are used in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox industry. These products include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and its patented, high-security TuBar locking system. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), CPU storage devices which minimize adverse effects of dust and moisture and a number of complimentary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock keyboard arm, which is designed to make the adjustment of an ergonomic keyboard arm easier. In addition, CompX offers its engineering and design capabilities for the design and manufacture of products on a proprietary basis for key customers for those Canadian manufactured products.

     CompX's precision ball bearing slides and ergonomic computer support systems are sold under the CompX Waterloo, Waterloo Furniture Components and Dynaslide brand names. Security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, Stock Locks, KeSet and TuBar brand names. Ergonomic products are sold under the CompX ErgonomX and CompX Waterloo brand names. CompX believes that its brand names are well recognized in the industry.

     Sales, marketing and distribution. CompX sells components to original equipment manufacturers ("OEMs") and to distributors through a dedicated sales force. The majority of CompX's sales are to OEMs, while the balance represents standardized products sold through distribution channels. Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with field salespeople and independent manufacturers' representatives. Manufacturers' representatives are selected based on special skills in certain markets or relationships with current or potential customers.

     A significant portion of CompX's sales are made through distributors. CompX has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end users. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. CompX also operates a small tractor/trailer fleet associated with its Canadian facilities to provide an industry-unique service response to major customers for those Canadian manufactured products.

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2004, the ten largest customers accounted for about 43% of component products sales (2003 - 44%; 2002 - 38%). In 2004, one customer accounted for 11% of CompX's sales. No single customer accounted for more than 10% of CompX's sales in either 2002 or 2003.

     Manufacturing and operations. At December 31, 2004, CompX operated five manufacturing facilities in North America related to its continuing operations (two in Illinois and one in each of Canada, South Carolina and Michigan) and two in Taiwan. Precision ball bearing slides are manufactured in the facilities located in Canada, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. Ergonomic products are manufactured in the facility located in Canada. The Company owns all of these facilities except for one of the Taiwan facilities which is leased. See also
Item 2 - "Properties." CompX also leases a distribution center in California and a warehouse in Taiwan. CompX believes that all of its facilities are well maintained and satisfactory for their intended purposes.

     Raw materials. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components and zinc are the principal raw materials used in the manufacture of security products. These raw materials are purchased from several suppliers and are readily available from numerous sources.

     CompX occasionally enters into raw material purchase arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases, such as rapidly increasing worldwide steel prices in 2002 through 2004. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

     Competition. The office furniture and security products markets are highly competitive. CompX competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. CompX focuses its efforts on the middle- and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

     CompX competes in the precision ball bearing slide market primarily on the basis of product quality and price with two large manufacturers and a number of smaller domestic and foreign manufacturers. CompX competes in the security products market with a variety of relatively small domestic and foreign competitors. CompX competes in the ergonomic computer support system market primarily on the basis of product quality, features and price with one major producer and a number of smaller domestic unique manufacturers, and primarily on the basis of price with a number of smaller domestic and foreign manufacturers. Although CompX believes that it has been able to compete successfully in its markets to date, price competition from foreign-sourced products has intensified in the current economic market. There can be no assurance that CompX will be able to continue to successfully compete in all of its existing markets in the future.

     Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity and owns a number of trademarks and brand names including CompX, CompX Security Products, CompX Waterloo, CompX ErgonomX, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide, are protected by registration in the United States and elsewhere with respect to the products CompX manufactures and sells. CompX believes such trademarks are well recognized in the component products industry.

     Regulatory and environmental matters. CompX's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. CompX's operations are also subject to federal, state, local and foreign laws and regulations relating to worker health and safety. CompX believes that it is in substantial compliance with all such laws and regulations. The costs of maintaining compliance with such laws and regulations have not significantly impacted CompX to date, and CompX has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with future laws and regulations will not require CompX to incur significant additional expenditures, or that such additional costs would not have a material adverse effect on CompX's consolidated financial condition, results of operations or liquidity.

     Employees. As of December 31, 2004, CompX employed approximately 1,450 persons, including 800 in the United States, 470 in Canada, and 180 in Taiwan. Approximately 76% of CompX's employees in Canada are represented by a labor union covered by a collective bargaining agreement which provides for annual wage increases from 1% to 2.5% over the term of the contract expiring in January 2006. Wage increases for these Canadian employees historically have also been in line with overall inflation indices. CompX believes its labor relations are satisfactory.

CHEMICALS - KRONOS WORLDWIDE, INC.

     General. Kronos is a leading global producer and marketer of value-added TiO2, an inorganic chemical used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including paints, paper, plastics, paper, ink, textiles, ceramics, food and cosmetics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world. TiO2, the largest commercially used whitening pigment by volume, derives its value from its whitening properties and opacifying ability (commonly referred to as hiding power). As a result of TiO2's high refractive index rating, it can provide more hiding power than any other commercially produced white pigment. In addition, TiO2 demonstrates excellent resistance to chemical attack, good thermal stability and resistance to ultraviolet degradation. TiO2 is supplied to customers in either a powder or slurry form.

     By volume, approximately one-half of Kronos' 2004 sales volumes were attributable to markets in Europe with approximately 38% to North America and the balance to export markets. Kronos is the second-largest producer of TiO2 in Europe, with an estimated 20% share of European TiO2 sales volumes in 2004. Kronos has an estimated 14% share of North American TiO2 sales volumes.

     Per capita consumption TiO2 in the United States and Western Europe far exceeds consumption in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant markets for TiO2 consumption could emerge in Eastern Europe, the Far East or China, as the economies in these regions continue to develop to the point that quality-of-life products, including TiO2, experience greater demand.

     Products and operations. TiO2 is produced in two crystalline forms: rutile and anatase. Both the chloride and sulfate production processes (discussed below) produce rutile TiO2. Chloride process rutile is preferred for the majority of customer applications. From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile TiO2. Although many end-use applications can use either form of TiO2, chloride process rutile TiO2 is the preferred form for use in coatings and plastics, the two largest end-use markets. Anatase TiO2, which is produced only through the sulfate production process, represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics.

     Kronos believes that there are no effective substitutes for TiO2. Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of end-use markets; however the opacity in these products is not able to duplicate the performance characteristics of TiO2, and Kronos believes these products are unlikely to replace TiO2.

     Kronos currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

     Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers in over 100 countries with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years, and Kronos is the only leading TiO2 producer committed to producing TiO2 and related products as its sole business. Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

     Sales of TiO2 represented about 90% of Kronos' total sales in 2004. Sales of other products, complementary to Kronos' TiO2 business, are comprised of the following:

o Kronos operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of Kronos' European sulfate-process plants. The mine has estimated reserves that are expected to last at least 20 years. Ilmenite sales to third-parties represented approximately 4% of Kronos' consolidated net sales in 2004.

o Kronos manufactures and sells iron-based chemicals, which are by-products and processed by-products of the TiO2 pigment production process. These co-product chemicals are marketed through Kronos' Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products. Sales of iron based chemical products were about 3% of chemical sales in 2004.

o Kronos manufactures and sells certain titanium chemical products (titanium oxychloride and titanyl sulfate), which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments. Sales of these products were about 1% of chemical sales in 2004.

     Manufacturing process, properties and raw materials. Kronos manufactures TiO2 using both the chloride process and the sulfate process. Approximately 73% of Kronos' current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield and production of less waste and lower energy requirements and labor costs. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology can produce either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2004, chloride-process production facilities represented approximately 64% of industry capacity.

     During 2004, Kronos operated four TiO2 facilities in Europe (one in each of Leverkusen, Germany, Nordenham, Germany, Langerbrugge, Belgium and Fredrikstad, Norway). In North America, Kronos has a TiO2 facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a TiO2 plant in Lake Charles, Louisiana. TiO2 is produced using the chloride process at the Leverkusen, Langerbrugge, Varennes and Lake Charles facilities, while TiO2 is produced using the sulfate process at the Nordenham, Leverkusen, Fredrikstad and Varennes facilities. Kronos operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term, and Kronos also owns a TiO2 slurry facility in Louisiana and leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe. Kronos' co-products are produced at its Norwegian, Belgian and German facilities, and its titanium chemicals are produced at its Belgian and Canadian facilities.

     All of Kronos' principal production facilities are owned, except for the land under the Leverkusen and Fredrikstad facilities. The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. Kronos leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, representing about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials (including chlorine and certain amounts of sulfuric acid), auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease and the supplies and services agreement have certain restrictions regarding ownership and use of the Leverkusen facility.

     Kronos produced a new company record 484,000 metric tons of TiO2 in 2004, compared to the prior records of 476,000 metric tons in 2003 and 442,000 metric tons in 2002. Such production amounts include the Company's one-half interest in the joint-venture owned Louisiana plant discussed below. The Company's average production capacity utilization rates in 2003 and 2004 were near full capacity, up from 96% in 2002. Kronos production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. The Company believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through Kronos' continued debottlenecking efforts.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchased approximately 410,000 metric tons of chloride feedstock in 2004, of which the vast majority was slag. The Company purchased chloride process grade slag in 2004 from a subsidiary of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2007. The Company does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's chloride process feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock, derived primarily from rock and beach sand ilmenite, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2004. Kronos produced approximately 867,000 metric tons of ilmenite in 2004, of which approximately 311,000 metric tons were used internally with the remainder sold to third parties. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag (approximately 20,000 metric tons in 2004) primarily from Q.I.T. Fer et Titane Inc. Canada, a subsidiary of Rio Tinto plc UK, under a long-term supply contract that expires at the end of 2009. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's sulfate process feedstock requirements over the next several years.

     Kronos has sought to minimize the impact of potential changes in the price of its feedstock raw materials by entering into the contracts discussed above which fix, to a large extent, the price of its raw materials. The contracts contain fixed quantities that Kronos is required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on Kronos' feedstock requirements. The quantities under these contracts do not require Kronos to purchase feedstock in excess of amounts that Kronos would reasonably consume in any given year. The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts.

     The number of sources of, and availability of, certain raw materials is specific to the particular geographic region in which a facility is located. As noted above, Kronos purchases titanium-bearing ore from three different suppliers in different countries under multiple-year contracts. Political and economic instability in certain countries from which Kronos purchases its raw material supplies could adversely affect the availability of such feedstock. Should Kronos' vendors not be able to meet their contractual obligations or should Kronos be otherwise unable to obtain necessary raw materials, Kronos may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity.

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman Holdings LLC ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Huntsman (the "Partners") pursuant to separate offtake agreements.

     A supervisory committee, composed of four members, two of which are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     Kronos is required to purchase one-half of the TiO2 produced by the joint venture. The manufacturing joint venture operates on a break-even basis, and accordingly Kronos does not report any equity in earnings of the joint venture. With the exception of raw material costs for the pigment grades produced, Kronos and Huntsman share all costs and capital expenditures of the joint venture equally. Kronos' share of the net costs of the joint venture is reported as a component of its cost of sales as the related TiO2 acquired from the joint venture is sold.

     Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2004 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in several countries, including Germany and Canada. Overall, Kronos is the world's fifth largest producer of TiO2.

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. Kronos' five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 4%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total North American TiO2 production capacity and is Kronos' principal North American competitor.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in Kronos' experience). No greenfield plants are currently under construction in North America or Europe, and Kronos does not expect additional greenfield capacity will come on-stream in the next three to five years. Kronos does expect that industry capacity will increase as Kronos and its competitors continue to debottleneck their existing facilities. In addition to the potential capacity additions through debottlenecking, certain competitors have recently either idled or shut down facilities. In the past year, Huntsman, Millennium and Kerr-McGee have announced the idling or shut down of an aggregate of approximately 135,000 metric tons of sulfate production capacity by early 2005. Based on the factors described above, Kronos expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to Kronos' expectations. If actual developments differ from Kronos' expectations, Kronos and the TiO2 industry's performances could be unfavorably affected.

     Research and development. Kronos' expenditures for research and development process technology and quality assurance activities were approximately $6 million in 2002, $7 million in 2003 and $8 million in 2004. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

     Kronos continually seeks to improve the quality of its grades, and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Over the last five years, ten new grades have been added for plastics, coatings, fiber and paper laminate applications.

     Patents and trademarks. Patents held for products and production processes are important to Kronos and its continuing business activities. Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. Kronos' existing patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from one to 19 years. Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos is engaged in disputes relating to the protection and use of intellectual property relating to its products.

     Kronos' major trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells. Kronos also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos' proprietary chloride production process is an important part of Kronos' technology, and Kronos' business could be harmed if Kronos should fail to maintain confidentiality of its trade secrets used in this technology.

     Customer base and annual seasonality. Kronos believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for approximately 25% of net sales in 2004. Neither Kronos' business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2004, Kronos employed approximately 2,420 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 420 employees in Canada and 1,950 employees in Europe.

     Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. In Europe, union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. In Canada, Kronos' union employees are covered by a collective bargaining agreement that expires in June 2007. Kronos believes its labor relations are good.

     Regulatory and environmental matters. Kronos' operations are governed by various environmental laws and regulations. Certain of Kronos' operations are, or have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos' policy is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies thereunder, could adversely affect Kronos' production, handling, use, storage, transportation, sale or disposal of such substances as well as Kronos' consolidated financial position, results of operations or liquidity.

     Kronos' U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. Kronos believes the TiO2 plant owned by the LPC joint venture and a TiO2 slurry facility owned by Kronos in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Kronos has no other U.S. plants.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member of the EU, generally patterns its environmental regulatory actions after the EU. Kronos believes that it has obtained all required permits and is in substantial compliance with applicable EU requirements.

     At its sulfate plant facilities in Germany, Kronos recycles weak sulfuric acid either through contracts with third parties or using its own facilities. At Kronos' Fredrikstad, Norway plant, Kronos ships its spent acid to a third party location where it is treated and disposed. Kronos' Canadian sulfate plant neutralizes its spent acid and sells its gypsum by-product to a local wallboard manufacturer. Kronos has a contract with a third party to treat certain sulfate-process effluents at its German sulfate plant. Either party may terminate the contract after giving four years advance notice with regard to Kronos' Nordenham, Germany plant.

     From time to time, Kronos' facilities may be subject to environmental regulatory enforcement under U.S. and foreign statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity. Kronos believes that all its plants are in substantial compliance with applicable environmental laws.

     Kronos'  capital   expenditures   related  to  its  ongoing   environmental
protection and improvement programs in 2004 were approximately $7 million, and are currently expected to be approximately $7 million in 2005.

OTHER

     NL Industries, Inc. In addition to its 68% ownership of CompX and its 37% ownership of Kronos at December 31, 2004, NL also holds certain marketable securities and other investments. In addition, NL owns 100% of EWI Re. Inc., an insurance brokerage and risk management services company. See Notes 5 and 17 to the Consolidated Financial Statements.

     Foreign operations. Through its subsidiaries and affiliates, the Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium and Norway, chemicals and component products operations in Canada and component products operations in Taiwan. See Note 3 to the Consolidated Financial Statements. Approximately 72% of Kronos' 2004 aggregate TiO2 sales were to non-U.S. customers, including 9% to customers in areas other than Europe and Canada. Approximately 24% of CompX's 2004 sales were to non-U.S. customers located principally in Canada and Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

     CompX's Canadian component products subsidiary has, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of its receivables denominated in currencies other than the Canadian dollar (principally the U.S. dollar) or for similar risks associated with future sales. See Note 20 to the Consolidated Financial Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

     Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. The Company's manufacturing and mining operations are also subject to extensive and diverse environmental regulations in each of the foreign countries in which they operate, as discussed in the respective business sections elsewhere herein.

     Regulatory and environmental matters. Regulatory and environmental matters are discussed in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 19 to the Consolidated Financial Statements under the captions "Legal proceedings -- lead pigment litigation" and - "Environmental matters and litigation" is incorporated herein by reference.

     Acquisition and restructuring activities. The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and unconsolidated affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policy, consider the sale of interests in subsidiaries, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among its subsidiaries and related companies and expects to continue this activity in the future.

     The Company and other entities that may be deemed to be controlled by or affiliated with Mr. Harold C. Simmons routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. In a number of instances, the Company has actively managed the businesses acquired with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, the Company has disposed of the acquired interest in a company prior to gaining control. The Company intends to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing the indebtedness of NL, its subsidiaries and related companies.

     Website and other available information. NL maintains a website on the Internet with the address of www.nl-ind.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2004 and copies of NL's Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Additional information regarding NL, including NL's Audit Committee charter and NL's Code of Business Conduct and Ethics, can also be found at this website as required. Information contained on NL's website is not part of this report.

     The general public may read and copy any materials NL files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. NL is an electronic filer, and the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including NL. The Internet address of the SEC's website is www.sec.gov.

ITEM 2.  PROPERTIES

     NL's principal executive offices are located in an office building located at 5430 LJB Freeway, Dallas, Texas, 75240-2697. The principal properties used in the operations of the subsidiaries and affiliates of the Company, including certain risks and uncertainties related thereto, are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are generally adequate and suitable for their respective uses.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 19 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     Lead pigment litigation. NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the "former pigment manufacturers"), and the Lead Industries Association ("LIA"), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against NL in the future.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the former pigment manufacturers and the LIA. Plaintiffs sought damages in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against New York City and the New York City Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). As a result of pre-trial motions, the New York City Housing Authority is the only remaining plaintiff in the case and is pursuing damage claims only with respect to two housing projects. No activity has occurred since September 2001.

     In August 1992, NL was served with an amended complaint in Jackson,  et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The trial court has denied plaintiffs' motion for class certification. In 2003, defendants filed a motion for summary judgment on all claims. The court has not yet ruled on the motion.

     In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and NL has denied liability. In January 2003, the trial court granted defendants' motion for summary judgment, dismissing all counts of the complaint. The plaintiff appealed the dismissal, and in June 2004 the appellate court affirmed the dismissal. The matter is now before the Wisconsin Supreme Court.

     In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical and educational expenses, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. Trial began before a Rhode Island state court jury in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. On October 29, 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment were not the subject of the 2002 trial and remain pending. In March 2003, the court denied motions by plaintiffs and defendants for judgment notwithstanding the verdict. In January 2004, plaintiff requested the court to dismiss its claims for state-owned buildings, claiming all remaining claims did not require a jury and asking the court to reconsider the trial schedule. In February 2004, the court dismissed the strict liability, negligence, negligent misrepresentation and fraud claims with prejudice, and the time for the state to appeal this dismissal has not yet run. In March 2004, the court ruled that the defendants have a constitutional right to a trial by jury under the Rhode Island Constitution. Plaintiff appealed such ruling, and in July 2004 the Rhode Island Supreme Court dismissed plaintiff's appeal of, and plaintiff's petition to review, the trial court's ruling. The court has set September 2005 as the date for the retrial of all claims in this case.

     In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable. NL has denied liability. The trial court, on defendants' motion, dismissed all claims of the first of the four families except those relating to product liability for lead paint and the Maryland Consumer Protection Act. Plaintiffs appealed, and in May 2004 the court of appeals reinstated certain claims. In September 2004, the court of appeals granted plaintiffs' petition for review of such court's affirmation of the dismissal of certain of the plaintiffs' remaining claims. Pre-trial proceedings and discovery against the other plaintiffs are continuing, but trial dates for these plaintiffs are stayed pending the appeal of the summary judgment ruling.

     In February 2000, NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002, defendants' motion to dismiss was denied. In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim. Defendants renewed motion to dismiss and motion for summary judgment were denied by the trial court in March 2004, but the trial court limited plaintiff's complaint to monetary damages from 1990 to 2000, specifically excluding future damages. A trial date has been set for January 2006.

     In April 2000, NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. In February 2003, defendants filed a motion for summary judgment. In July 2003, the court granted defendants' motion for summary judgment on all remaining claims. Plaintiffs have appealed.

     In June 2000, a complaint was filed in Illinois state court,  Lewis, et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002, the court dismissed all claims. Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of plaintiffs, but reversed the dismissal of the conspiracy count. In May 2004, defendants filed a motion for summary judgment on plaintiffs' conspiracy count, which was granted in February 2005. The time for plaintiffs' appeal has not yet run.

     In February 2001, NL was served with a complaint in Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. In 2003, the court ordered that the claims of ten of the plaintiffs be transferred to Holmes County, Mississippi state court. In April 2004, the parties jointly petitioned the Mississippi Supreme Court to transfer these ten plaintiffs to their appropriate venue, and in May 2004 the Mississippi Supreme Court remanded the case to the trial court in Holmes County and instructed the court to transfer these ten plaintiffs to their appropriate venues. Two of these plaintiffs have been dismissed without prejudice with respect to NL. With respect to the eight plaintiffs remaining in Jefferson County, one plaintiff has dropped his claim, and in July 2004 the Mississippi Supreme Court denied plaintiffs' motion to add additional defendants. Pre-trial proceedings are continuing.

     In May 2001, NL was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. NL has denied all liability. In July 2003, defendants' motion for summary judgment was granted by the trial court. In November 2004, the appellate court reversed this ruling and remanded the case. Defendants filed a petition for review of the appellate court's ruling in December 2004 with the Wisconsin Supreme Court.

     In January and February 2002, NL was served with complaints by 25 different New Jersey municipalities and counties which have been consolidated as In re:
Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code
702). Each complaint seeks abatement of lead paint from all housing and all public buildings in each jurisdiction and punitive damages jointly and severally from the former pigment manufacturers and the LIA. In November 2002, the court entered an order dismissing this case with prejudice. Plaintiffs have appealed.

     In January  2002,  NL was served  with a complaint  in Jackson,  et al., v.
Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of three adults for injuries alleged to have been caused by the use of lead paint. After removal to federal court, in February 2003 the case was remanded to state court. NL has denied all liability and pre-trial proceedings are continuing. In August 2004, plaintiffs voluntarily agreed to dismiss one plaintiff and to sever the remaining two plaintiffs.

     In June 2000, NL was served with a complaint in Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The complaint seeks actual and punitive damages resulting from the presence of lead-based paint in the district's buildings from the former pigment manufacturers and the LIA. NL has denied all liability. This case has been abated since 2003, and no further proceedings are anticipated.

     In May 2001, NL was served with a complaint in Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). The complaint seeks actual and punitive damages and asserts that the former pigment manufacturers and the LIA are jointly and severally liable for past and future damages due to the presence of lead paint in county-owned buildings. NL has denied all liability. This case has been abated since 2003, and no further proceedings are anticipated.

     In February 2002, NL was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). The complaint seeks compensatory and punitive damages jointly and severally from the former pigment manufacturers and the LIA for property damage to its buildings. The complaint was amended to add Liberty County, the City of Liberty, and the Dayton Independent School District as plaintiffs and drop the LIA as a defendant. NL has denied all liability. This case has been abated since 2003, and no further proceedings are anticipated.

     In May 2002, NL was served with a complaint in Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B), seeking compensatory and punitive damages jointly and severally from NL, other former manufacturers of lead pigment and the LIA for property damage. NL has denied all liability. This case has been abated since 2003, and no further proceedings are anticipated.

     In September 2002, NL was served with a complaint in City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212), seeking damages to abate lead paint in a single-count complaint alleging public nuisance against NL and seven other former manufacturers of lead pigment. In October 2003, the trial court granted defendants' motion to dismiss. In January 2005, the appellate court affirmed the trial court's ruling. Plaintiff has notified the court of its intention to seek review of this decision by the Illinois Supreme Court.

     In October 2002, NL was served with a complaint in Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002), in which an adult seeks compensatory and punitive damages from NL and five other former manufacturers of lead pigment for childhood exposures to lead paint. The complaint alleges negligence and strict product liability, and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. In March 2003, the court granted defendants' motion to dismiss the product defect allegations in the negligence and strict liability counts. In December 2004, the case was dismissed for plaintiff's failure to file a notice of entry.

     In April 2003, NL was served with a complaint in Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. No.2002-0235-CICI). Initially, six painters sued NL, four paint companies, and a local retailer, alleging strict liability, negligence, fraudulent concealment, misrepresentation, and conspiracy, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. NL denied all liability, and this case has been removed to federal court. In May 2004, four of the six defendants voluntarily dismissed their claims. In November 2004, defendants filed a motion for summary judgment, and in January 2005, defendants filed a motion to dismiss.

     In April 2003, NL was served with a complaint in Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). The plaintiffs, fourteen children from five families, sued NL and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. Defendants removed this case to federal court, and in June 2004 the federal court set a trial date for February 2006. Discovery is proceeding.

     In November 2003, NL was served with a complaint in Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County
Department, Law Division, Case No. 03L 012425). The complaint seeks damages against NL and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor's residence. NL has denied all allegations of liability. Discovery is proceeding.

     In December 2004, NL was served with a complaint in Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). The plaintiffs, seven children from three families, sued NL and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. The plaintiffs in the Terry case are alleged to have resided in the same housing complex as the plaintiffs in the Jones case. NL has denied all allegations of liability and has filed a motion to dismiss plaintiffs' fraud claim.

     In addition to the foregoing litigation, various legislation and administrative regulations have, from time to time, been proposed that seek to
(a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

     Environmental matters and litigation.

     General. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all of its plants and to strive to improve its environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the CERCLA and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2003 and 2004, no receivables for recoveries have been recognized.

     The exact time frame over which the Company makes payments with respect to its accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process that in part depends on factors outside the control of the Company. At each balance sheet date, the Company makes an estimate of the amount of its accrued environmental costs that will be paid out over the subsequent 12 months, and the Company classifies such amount as a current liability. The remainder of the accrued environmental costs is classified as a noncurrent liability.

     NL. Certain properties and facilities used in the Company's former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, PRP, or both, pursuant to CERCLA, and similar state laws in approximately 60 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by the Company, or its subsidiaries or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable. In addition, the Company is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims.

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which the Company's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS") has contractually assumed NL's obligation. See Note 19 to the Consolidated Financial Statements. At December 31, 2004, the Company had accrued $68 million for those environmental matters which the Company believes are reasonably estimable. The Company believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which the Company believes it is possible to estimate costs is approximately $93 million. The Company's estimates of such liabilities have not been discounted to present value.

     At December 31, 2004 there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

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

     In 1996, the U.S. EPA ordered NL to perform a removal action at a facility in Chicago, Illinois formerly owned by NL. NL has complied with the order and has substantially completed the clean-up work associated with the facility.

     In January 2003, NL received a general notice of liability from the U.S. EPA regarding the site of a formerly owned lead smelting facility located in Collinsville, Illinois. The U.S. EPA alleges the site contains elevated levels of lead. In July 2004, NL and the U.S. EPA entered into an administrative order on consent to perform a removal action at the site.

     In December 2003, NL was served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J). The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability and deceit by false representation against NL and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma. The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation. Among other things, the complaint seeks actual and punitive damages from the defendants. NL has moved to dismiss the complaint and has denied all of plaintiffs' allegations. In April 2004, plaintiffs filed an amended complaint adding claims under CERCLA and RCRA, and NL moved to dismiss those claims. In June 2004, the court dismissed plaintiffs' claims for unjust enrichment and fraud as well as one of the RCRA claims. In September 2004, the court stayed the case, pending an appeal by the tribe related to sovereign immunity issues.

     In February 2004, NL was served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), a purported class action on behalf of two classes of persons living in the town of Quapaw,
Oklahoma: (1) a medical monitoring class of persons who have lived in the area since 1994, and (2) a property owner class of residential, commercial and government property owners. Four individuals are named as plaintiffs, together with the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma. Plaintiffs allege causes of action in nuisance and seek a medical monitoring program, a relocation program, property damages, and punitive damages. NL answered the complaint and denied all of plaintiffs' allegations. The trial court subsequently stayed all proceedings in this case pending the outcome of a class certification decision in another case that had been pending in the same U.S. District Court, a case from which NL has been dismissed with prejudice.

     See Item 1. "Business - Regulatory and Environmental Matters and Note 19 to the Consolidated Financial Statements."

Insurance coverage claims.

     The Company has settled insurance coverage claims concerning environmental claims with certain of the defendants in the environmental coverage litigation, including NL's principal former carriers. A portion of the proceeds from these settlements were placed into special purpose trusts, as discussed below. See
Note 19 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

     At December 31, 2004, NL had $19 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures (2003 - $24 million). Use of such restricted balances does not affect the Company's consolidated net cash flows. Such restricted balances declined by approximately $35 million during 2003 due primarily to a $30.8 million payment made by NL related to the final settlement of the Granite City, Illinois site.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment defense costs or environmental litigation in determining related accruals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NL's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: NL). As of February 28, 2005, there were approximately 4,300 holders of record of NL common stock. The following table sets forth the high and low closing per share sales prices for NL common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods. On February 28, 2005 the closing price of NL common stock according to the NYSE Composite Tape was $21.90.

                                                                                Regular
                                                                               dividends
                                                       High         Low           paid *
                                                       ----         ---        ---------


 Year ended December 31, 2003

   First Quarter                                      $18.23      $14.51        $ .20
   Second Quarter                                      17.85       15.80          .20
   Third Quarter                                       18.25       16.14          .20
   Fourth Quarter - prior to December 8, 2003          18.22       16.35           -
   Fourth Quarter - after December 8, 2003             12.10       10.28          .20

 Year ended December 31, 2004

   First Quarter                                      $15.25      $12.05        $ .20
   Second Quarter                                      15.15       11.00          .20
   Third Quarter                                       19.47       12.32          .20
   Fourth Quarter                                      23.10       18.78          .20



* Dividends paid in 2003 were cash dividends. In 2004, the Company paid four quarterly dividends of $.20 per share using shares of Kronos common stock in the form of pro-rata dividends, valued as of the respective dividend declaration dates.

     On December 8, 2003, in conjunction with a recapitalization of Kronos, NL completed the distribution to its stockholders of one share of common stock of Kronos, previously a wholly-owned subsidiary of NL, for every two shares of NL common stock outstanding as of the close of business on November 17, 2003. NL distributed approximately 23.9 million shares of Kronos' common stock, representing approximately 48.8% of the outstanding stock of Kronos.

     The Company paid four quarterly $.20 per share cash dividends in 2003. During 2004, NL paid its four $.20 per share quarterly dividends in the form of shares of Kronos common stock in which an aggregate of approximately 1.2 million shares, or approximately 2% of Kronos' outstanding common stock, were distributed to NL shareholders in the form of pro-rata dividends. On February 22, 2005, the Company's Board of Directors declared a regular quarterly dividend of $.25 per share to stockholders of record as of March 14, 2005 to be paid in the form of shares of common stock of Kronos on March 29, 2005.

     The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual restrictions and other factors deemed relevant by the Company's Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of NL dividends which may be paid.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      Years ended December 31,
                                                   ----------------------------------------------------------
                                                    2000         2001        2002         2003         2004
                                                    ----         ----        ----         ----         -----
                                                         (In millions, except per share data and TiO2
                                                                        operating statistics)

 STATEMENTS OF OPERATIONS DATA:
   Net sales:
     Chemicals (1)                               $  922.3     $  835.1     $  875.2     $1,008.2     $  559.1
     Component products                             217.6        179.7        166.7        173.9        182.6
                                                 --------     --------     --------     --------     --------

                                                 $1,139.9     $1,014.8     $1,041.9     $1,182.1     $  741.7
                                                 ========     ========     ========     ========     ========

   Segment profit:
     Chemicals (1)                               $  212.5     $  169.2     $   96.5     $  137.4     $   66.4
     Component products                              33.4         15.7          4.4          9.0         16.3
                                                 --------     --------     --------     --------     --------

                                                 $  245.9     $  184.9     $  100.9     $  146.4     $   82.7
                                                 ========     ========     ========     ========     ========

   Equity in earnings of Kronos (1)              $     -      $     -      $     -      $     -      $    9.6
                                                 ========     ========     ========     ========     ========

   Income from continuing operations             $  167.0     $  126.9     $   37.4     $   67.4     $  211.1
   Discontinued operations                             .7         (1.1)         (.2)        (2.9)         (.7)
                                                 --------     --------     --------     --------     --------

     Net income                                  $  167.7     $  125.8     $   37.2     $   64.5     $  210.4
                                                 ========     ========     ========     ========     ========


 DILUTED EARNINGS PER SHARE DATA:
   Income from continuing operations             $   3.29     $   2.54     $    .77     $   1.41     $   4.36
   Discontinued operations                            .01         (.02)         -           (.06)        (.01)
                                                 --------     --------     --------     --------     --------

     Net income                                  $   3.30     $   2.52     $    .77     $   1.35     $   4.35
                                                 ========     ========     ========     ========     ========

   Dividends per share (2)                       $   .65      $    .80     $   3.30     $    .80     $    .80

  Weighted average common shares
   outstanding                                     50,749       49,856       48,612       47,795       48,419

BALANCE SHEET DATA (at year end):
  Total assets                                    $1,349.4     $1,377.0    $1,314.6     $1,476.5     $  547.4
  Long-term debt                                     234.4        244.5       355.6        382.5           .1
  Stockholders' equity                               425.8        465.6       342.2        283.2        287.5


(1) The Company ceased to consolidate the chemicals operations conducted by Kronos effective July 1, 2004, at which time the Company commenced to account for its interest in Kronos by the equity method.
(2) Excludes the distribution of shares of Kronos common stock at December 8, 2003. Amounts paid in 2000, 2001, 2002 and 2003 were cash dividends, while amounts paid in 2004 were in the form of shares of Kronos common stock. See
     Note 2 to the Consolidated Financial Statements and Item 5 - "Market For Registrant's Common Equity and Related Stockholder Matters."



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

     As discussed in Note 1 to the Consolidated Financial Statements, on September 24, 2004, the Company purchased 10,374,000 shares of CompX common stock from Valhi and a wholly-owned subsidiary of Valhi, representing approximately 68% of the outstanding shares of CompX common stock. Because Valhi, NL and CompX are all entities under the common control of Contran, the Company's acquisition of the shares of CompX common stock results in a change in reporting entity and the Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented.

     Also as discussed in Note 1 to the Consolidated Financial Statements, following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. The deconsolidation of Kronos effective July 1, 2004 has a significant affect on the comparability of the Company's consolidated financial statements.

     The Company reported income from continuing operations of $211.1 million, or $4.36 per diluted share, in 2004 compared to income of $67.3 million, or $1.41 per diluted share in 2003 and income of $37.4 million, or $.77 per diluted share, in 2002.

     The increase in the Company's diluted earnings per share from 2003 to 2004 is due primarily to the net effects of (i) lower chemicals operating income,
(ii) higher  component  products  operating  income,  (iii) lower  environmental remediation and legal expenses and (iv) certain income tax benefits. The increase in the Company's diluted earnings per share from 2002 to 2003 is due primarily to the net effects of (i) higher chemicals operating income, (ii) higher component products operating income, (iii) higher environmental remediation expenses and (iv) certain income tax benefits.

     Income from continuing operations in 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $2.80 per diluted share, (ii) an income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to EMS and the adjustment of estimated income taxes due upon the IRS settlement related to EMS of $.89 per diluted share, (iii) income related to Kronos' contract dispute settlement of $.04 per diluted share and
(iv) income related to NL's fourth quarter sales of Kronos common stock in market transactions of $.03 per diluted share.

     Income from continuing operations in 2003 includes (i) an income tax benefit relating to Kronos' refund of prior year German income taxes of $.51 per diluted share and (ii) gains from the disposal of property and equipment (principally related to certain real property of NL) aggregating $.17 per diluted share.

     Net income in 2002 includes (i) an income tax benefit related to the reduction in the Belgian corporate income tax rate of $.05 per diluted share and
(ii) income of $.08 per diluted share related to Kronos' foreign currency transaction gain resulting from the extinguishment of certain intercompany indebtedness of NL and Kronos.

     Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

     The Company currently believes its net income in 2005 will be lower compared to 2004 due primarily to the effects of income tax benefits discussed above recognized in 2004.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2002, 2003 and 2004, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 8% to 34%.

o The Company provides reserves for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

     At December 31, 2004, the carrying value of all of the Company's marketable securities exceeded the cost basis of each of such investments. With respect to the Company's investment in Valhi, which represented over 99% of the carrying value of all of the Company's marketable equity securities at December 31, 2004, the $75.8 million carrying value of such investment exceeded its $34.6 million cost basis by about 119%. At December 31, 2004, the $40.75 per share quoted market price of the Company's investment in Kronos (the only one of the Company's equity method investees for which quoted market prices are available) exceeded its per share net carrying value by about 324%.

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

     Under applicable GAAP (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2004, no such impairment indicators, as defined, were present.

     Under applicable GAAP (SFAS No. 142, "Goodwill and other Intangible Assets"), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. Goodwill attributable to the component products operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Canadian and Taiwanese operations. The Company's goodwill also relates to an acquisition completed in January 2002. No goodwill impairments were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2004, as the estimated fair value of each such reporting unit exceeded the net carrying value of the respective reporting unit (CompX security products reporting unit - 124%, CompX European operations reporting unit - 61% and CompX Canadian and Taiwanese operations reporting unit - 395%). The estimated fair values of the three CompX reporting units are determined based on discounted cash flow projections. Significant judgment is required in estimating the discounted cash flows for the CompX reporting units. Such estimated cash flows are inherently uncertain, and there can be no assurance that CompX will achieve the future cash flows reflected in its projections. In December 2004, CompX's European operations met the criteria under GAAP to be classified as "held for sale" and thus was required to be measured at the lower of its carrying amount or estimated fair value less cost to sell. At such time, the Company recognized a $6.5 million impairment of the goodwill related to such operations, as the carrying amount of the net assets exceed the estimated fair value less cost to sell of the operations. See Notes 8 and 24 to the Consolidated Financial Statements.

o The Company maintains various defined benefit pension plans and postretirement benefits other than pensions ("OPEB"). The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of prepaid and accrued pension costs and accrued OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under "Assumptions on defined benefit pension plans and OPEB plans."

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, during 2004 the Company concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with its German net operating loss carryforwards. Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $671 million for German corporate purposes and $232 million for German trade tax purposes at December 31, 2004). Prior to the complete utilization of such carryforwards, it is possible that Kronos might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

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

     Segment profit for each of the Company's two operating segments are impacted by certain of these significant judgments and estimates, as summarized below:

o Chemicals - allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees, goodwill and other long-lived assets, defined benefit pension and OPEB plans and loss accruals.

o Component products - allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of long-lived assets and loss accruals.

     In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investees, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Component products


                                     Years ended December 31,                     % Change
                             ----------------------------------------       ---------------------
                               2002          2003            2004           2002-03       2003-04
                               ----          ----            ----           -------       -------
                                        (In $ millions)
 (In $ millions)
 Net sales                   $166.7     $   173.9          $ 182.6           + 4%           + 5%
 Segment profit                 4.4           9.0             16.3           +100%          +81%

 Segment profit margin         3%             5%             9%

     Component products sales were higher in 2004 as compared to 2003 due in part to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, increased component products sales by $2.5 million in 2004 as compared to 2003. Component products sales comparisons were also impacted by increases in product prices for precision slides and ergonomic products which were primarily a pass through of raw material steel cost increases to customers.

     During 2004, sales of slide products increased 13% as compared to 2003, while sales of security products decreased less than 1% and sales of ergonomic products increased 1% during the same period. The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products segment profit comparisons in 2004 were favorably impacted by the effect of certain cost reduction initiatives undertaken in 2003. Component products segment profit comparisons were also impacted by the net effects of increases in the cost of steel (the primary raw material for CompX's products) and continued reductions in manufacturing, fixed overhead and other overhead costs.

     Component products sales were higher in 2003 as compared to 2002 due primarily to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, increased net sales by $3.3 million in 2003 as compared to 2002. In addition to the favorable impact of changes in foreign currency exchange rates, component products sales increased in 2003 as compared to 2002 due to the net effects of higher sales volumes of security products, and precision slide products in North American markets partially offset by lower sales volumes of ergonomic products.

     During 2003, sales of slide and security products increased 10% and 4%, respectively, as compared to 2002, while sales of ergonomic products decreased 6%. The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates.

     Component products segment profit income increased in 2003 as compared to 2002 due in part to the favorable effect of cost improvement initiatives, such as consolidating CompX's two Canadian facilities into one facility. Component products segment profit comparisons were negatively affected by the expenses associated with such facility consolidation (approximately $900,000) and increases in the cost for steel. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, decreased segment profit by $3.1 million in 2003 as compared to 2002. In addition, component products segment profit in 2002 includes charges aggregating $3.5 million related to the re-tooling of one of CompX's manufacturing facilities and provisions for changes in estimate with respect to obsolete and slow-moving inventories, overhead absorption rates and other items.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During 2004, currency exchange rate fluctuations positively impacted component products sales comparisons with 2003, while currency exchange rate fluctuations did not significantly impact component products segment profit comparisons for the same periods. During 2003, currency exchange rate fluctuations of the Canadian dollar positively impacted component products sales comparisons with 2002 (principally with respect to slide products), but currency exchange rate fluctuations of the Canadian dollar negatively impacted component products segment profit comparisons for the same periods.

     While demand has improved in 2004 across most of CompX's product segments, certain customers are seeking lower cost Asian sources as alternatives to
CompX's products. CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities. Asian-sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. CompX has responded to the competitive pricing pressure in part by reducing production cost through product reengineering improvement in manufacturing processes, or moving production to lower-cost facilities including CompX's own Asian-based manufacturing facilities. CompX has also emphasized and focused on opportunities where it can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. CompX believes its combination of cost control initiatives together with its value-added approach to development and marketing of products helps to mitigate the impact of competitive pricing pressures.

     Additionally, CompX's cost for steel continues to rise dramatically due to the continued high demand and shortages worldwide. While CompX has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that it would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of CompX's customers to find less expensive products from foreign manufacturers. CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results. These actions, along with other activities to eliminate excess capacity, are designed to position CompX to expand more effectively on both new product and new market opportunities to improve CompX's profitability.

Chemicals - Kronos

     Relative changes in Kronos' TiO2 sales and income from operations during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) were generally: decreasing during the first quarter of 2002, flat during the second quarter of 2002, increasing during the last half of 2002 and the first quarter of 2003, flat during the second quarter of 2003, decreasing during the third and fourth quarters of 2003 and the first quarter of 2004, flat during the second quarter of 2004 and increasing during the last half of 2004.

     Effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. The following table shows information about Kronos' sales and segment profit for the 2003 and 2004 periods, including the second half of 2004 for which the Company did not consolidate Kronos' results of operations.




                                Years ended December 31,              % Change
                             ------------------------------     --------------------   Six months ended
                             2002         2003         2004     2002-03      2003-04     June 30,2004
                             ----         ----         ----     -------      -------   -----------------
                                    (In $ millions)

Net sales                   $875.2     $1,008.2    $1,128.6       +15%        +12%          $559.1

Segment profit                96.5       137.4        119.6       +42%        -13%            66.4

Segment profit margin         11%         14%          11%                                    12%

TiO2 operating
   statistics:
   Average selling price
     index (1990=100)         81          84           82
     Sales volume*           455         462          500
     Production volume*      442         476          484
   Production capacity
     at beginning of
     year*                   455         470          480
   Production rate as a
     percentage of
     capacity                 96%       Full         Full

  Percent change in TiO2 average selling prices:
    Using actual foreign currency exchange rates                  +13%        + 4%
    Impact of changes in foreign exchange rates                   -10%        - 6%
                                                                  ----        ----

                                                                  + 3%        - 2%
                                                                  ====        ====

* Metric tons, in thousands

     Kronos' sales increased $120.4 million (12%) in 2004 as compared to 2003 as the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $60 million as further discussed below, and higher sales volumes more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies were 2% lower in 2004 as compared to 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2004 increased 4% in 2004 as compared to 2003.

     Kronos' sales increased $133.0 million (15%) in 2003 compared to 2002 due primarily to higher average TiO2 selling prices, higher TiO2 sales volumes and the favorable effect of fluctuations in foreign currency exchange rates which increased sales by approximately $93 million as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in 2003 were 3% higher than 2002, with the greatest improvement in European and export markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2003 increased 13% compared to 2002.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% and 4% increases in Kronos' average TiO2 selling prices during 2003 and 2004, respectively, as compared to the respective prior year using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 3% increase and 2% decrease in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and
(iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Chemicals segment profit in 2004 includes $6.3 million of income related to the settlement of a contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos. The dispute with the customer concerned the customer's alleged past failure to purchase the required amount of TiO2 from Kronos under the terms of Kronos' contract with the customer. Under the settlement, the customer agreed to pay an aggregate of $7.3 million to Kronos through 2007 to resolve such dispute. See Note 18 to the Consolidated Financial Statements.

     Kronos' segment profit decreased $17.8 million (13%) in 2004 as compared to 2003, as the effect of lower average TiO2 selling prices and higher raw material and maintenance costs more than offset the impact of higher sales and production volumes and income from the contract dispute settlement. Kronos' segment profit increased $40.9 million (42%) in 2003 compared to 2002 due primarily to higher average TiO2 selling prices and higher TiO2 sales and production volumes.

     Kronos' TiO2 sales volumes in 2004 increased 8% compared to 2003, as higher volumes in European and export markets more than offset lower volumes in Canada. Approximately one-half of Kronos' 2004 TiO2 sales volumes were attributable to markets in Europe, with 38% attributable to North America and the balance to export markets. Demand for TiO2 has remained strong throughout 2004, and while Kronos believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' operating income comparisons were also favorably impacted by higher production levels, which increased 2%. Kronos' operating rates were near full capacity in both periods, and Kronos' sales and production volumes in 2004 were both new records for Kronos, setting new volume records for Kronos for the third consecutive year.

     Kronos' TiO2 sales volumes in 2003 increased 2% from 2002, with higher volumes in European and North American markets more than offsetting lower volumes in export markets. Kronos' TiO2 production volumes in 2003 were 8% higher than 2002, with operating rates near full capacity in both years.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased Kronos' TiO2 sales by a net $60 million in 2004 as compared to 2003, and increased sales by a net $93 million in 2003 as compared to 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2004 and 2003 compared to the same periods of the respective prior years. Overall, currency exchange rate fluctuations resulted in a net $6 million increase in Kronos' income from operations in 2004 as compared to 2003, and resulted in a net decrease in Kronos' income from operations in 2003 of approximately $6 million as compared to 2002.

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the fourth quarter of 2004 were 2% higher than the third quarter of 2004. In 2005, Kronos expects income from operations will be higher than 2004, primarily due to higher expected selling prices in 2005. The anticipated higher selling prices in 2005 reflects the expected continued implementation of price increase announcements, including Kronos' latest price increases announced in March 2005. The extent to which any of such price increases which have previously been announced, and any additional price increases which may be announced subsequently in 2005, will be realized will depend on, among other things, economic factors.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital investment. Kronos believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through Kronos' continued debottlenecking efforts.

     Kronos expects its TiO2 production volumes in 2005 will be slightly higher than its 2004 volumes, with sales volumes comparable to slightly lower in 2005 as compared to 2004. Kronos' average TiO2 selling prices, which started to increase during the second half of 2004, are expected to continue to increase during 2005, and consequently Kronos currently expects its average TiO2 selling prices, in billing currencies, will be higher in 2005 as compared to 2004. Overall, Kronos expects it chemicals segment profit in 2005 will be higher than 2004, due primarily to higher expected selling prices. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

Equity in earnings of Kronos - second half of 2004

                                                             Six months ended
                                                               December 31,
                                                                   2004
                                                                   ----
                                                              (In millions)
 Kronos historical:
   Net sales                                                     $ 569.5
                                                                 =======

   Segment profit                                                $  53.3
   Other general corporate, net                                     (1.6)
   Interest expense                                                (25.9)
                                                                 -------

                                                                    25.8

   Income tax expense                                                5.5
                                                                 -------

     Net income                                                  $  20.3
                                                                 =======

   Equity in earnings of Kronos Worldwide, Inc.                  $   9.6
                                                                 =======

     See above for a discussion relating to Kronos' operations during 2004. Kronos' interest expense in the second half of 2004 relates principally to Kronos International, Inc.'s Senior Secured Notes and Kronos' $200 million of long-term notes payable to affiliates which were prepaid in the fourth quarter of 2004.

General corporate and other items

     General corporate interest and dividend income. Interest and dividend income fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest and dividend income increased $4.6 million in 2004 compared to 2003 primarily due to interest on NL's note receivable from Kronos which was not eliminated upon consolidation in the last six months of 2004. Aggregate interest and dividend income declined $2.5 million in 2003 as compared with 2002 primarily due to lower average yields on invested funds. In addition, average funds invested in 2002 were higher compared with the subsequent years primarily due to the decrease in the balance of restricted cash and marketable debt securities over the past three years as such funds were used to pay for certain environmental remediation expenditures of the Company. See Note 19 to the Consolidated Financial Statements. The Company expects interest income will be lower in 2005 than 2004 due to lower average yields and lower average levels of funds available for investment.

     Securities transactions. Net securities transactions gains in 2004 includes a $2.2 million gain ($1.4 million, or $.03 per diluted share, net of income taxes) related to NL's sale of shares of Kronos common stock in market transactions. See Note 2 to the Consolidated Financial Statements. Net securities transactions gains in 2003 included a $2.3 million noncash securities gain related to the exchange of the Company's holdings of Tremont Corporation common stock for shares of Valhi, Inc. common stock as a result of a series of merger transactions completed in February 2003. See Note 5 to the Consolidated Financial Statements.

     Other general corporate income items. The gain on disposal of fixed assets in 2003 relates primarily to the sale of certain real property of NL not associated with any operations. NL has certain other real property, including some subject to environmental remediation, which could be sold in the future for a profit. The $6.3 million currency transaction gain in 2002 relates to the extinguishment of intercompany indebtedness of NL. See Note 12 to the Consolidated Financial Statements. Noncompete income relates to NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business, which was recognized as a component of general corporate income ratably over the five-year non-compete period ended in January 2003 ($4 million recognized in 2002 and $333,000 recognized in 2003). See Note 18 to the Consolidated Financial Statements.

     Legal settlement gains. Net legal settlement gains of $5.2 million in 2002, $823,000 in 2003 and $552,000 in 2004 relate to NL's settlements with certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached in 2000 and 2001, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. See Note 18 to the Consolidated Financial Statements.

     General corporate expenses. Net general corporate expenses in 2004 were $40.3 million lower than 2003 due primarily to lower environmental remediation and legal expenses. Net general corporate expenses in 2003 were $19.5 million higher than 2002 due primarily to higher environmental remediation expenses (principally related to one formerly-owned site of NL for which the remediation process is expected to occur over the next several years). Net general corporate expenses in calendar 2005 are currently expected to be higher as compared to 2004, primarily due to higher expected legal expenses of NL resulting from an increase in litigation and related expenses. However, obligations for environmental remediation obligations are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred in the future with respect to sites for which no estimate of liability can presently be made. See Note 19 to the Consolidated Financial Statements.

     Interest expense. Interest expense in 2004 decreased $16.0 million compared to 2003 primarily due to the deconsolidation of Kronos effective July 1, 2004. See Note 1 to the Consolidated Financial Statements. Interest expense in 2003 increased $2.7 million compared with 2002 primarily due to higher levels of outstanding debt of Kronos and associated currency effects. The Company does not currently expect to report a material amount of interest expense in 2005.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 15 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate.

     As more fully described in Note 15 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of its tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of its German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, as of June 30, 2004, Kronos reversed $268.6 million of the valuation allowance (the portion related to future years), and Kronos reversed the remaining $3.4 million during the last six months of 2004. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, Kronos' effective income tax rate in 2005 is expected to be higher than what it would have otherwise been, although its future cash income tax rate will not be affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     Also during 2004, NL recognized a second quarter $43.1 million income tax benefit related to income tax attributes of EMS. This income tax benefit resulted from a settlement agreement reached with the U.S. IRS concerning the IRS' previously-reported examination of a certain restructuring transaction involving EMS, and included (i) a $12.6 million tax benefit related to a reduction in the amount of additional income taxes and interest which NL estimates it will be required to pay related to this matter as a result of the settlement agreement and (ii) a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS (including a U.S. net operating loss carryforward) which NL now believes meet the "more-likely-than-not" recognition criteria.

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

     During 2003, NL and Kronos reduced their deferred income tax asset valuation allowance by an aggregate of approximately $7.2 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In addition, Kronos recognized a $38.0 million income tax benefit related to the net refund of certain prior year German income taxes.

     During 2002, NL and Kronos reduced their deferred income tax asset valuation allowance by an aggregate of approximately $3.4 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. The provision for income taxes in 2002 also includes a $2.3 million deferred income tax benefit related to certain changes in the Belgian tax law.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. See Note 15 to the Consolidated Financial Statements.

     Minority interest. The Company commenced recognizing minority interest in Kronos following the Company's December 2003 distribution of a portion of the shares of Kronos common stock to its stockholders, and ceased reporting minority interest in Kronos effective July 1, 2004 upon the deconsolidation of Kronos. See Note 13 to the Consolidated Financial Statements.

     Minority interest in NL's subsidiary also relates to EMS. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The stockholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

     Discontinued  operations.   See  Note  24  to  the  Consolidated  Financial
Statements.

     Related party transactions. The Company is a party to certain transactions with related parties. See Notes 2 and 17 to the Consolidated Financial Statements.

     Accounting principles newly adopted in 2002, 2003 and 2004. See Note 21 to the Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 23 to the Consolidated Financial Statements.

Assumptions on defined benefit pension plans and OPEB plans

     Defined benefit pension plans. NL maintains various defined benefit pension plans in the U.S., and Kronos maintains various defined benefit pension plans in Europe, Canada and the U.S. See Note 16 to the Consolidated Financial Statements.

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $7.0 million in 2002, $8.9 million in 2003 and $6.8 million in 2004. Such expense in 2004 includes one-half of the defined benefit pension expense attributable to Kronos' plans for the period during which the Company consolidated Kronos' results of operations. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $9.3 million in 2002, $14.1 million in 2003 and $9.1 million in 2004. Such contributions in 2004 includes one-half of the contributions attributable to Kronos' plans for the period during which the Company consolidated Kronos' results of operations.

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

     At December 31, 2004, approximately 83% of the projected benefit obligation related to NL plans in the U.S, with the remainder related to an immaterial plan in the United Kingdom associated with a former disposed business unit of the Company. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in the United States and the United Kingdom and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:


                                            Discount rates used for:
                  -------------------------------------------------------------------------
                  -------------------------------------------------------------------------
                          Obligations at          Obligations at         Obligations at
                        December 31, 2002       December 31, 2003       December 31, 2004
                       and expense in 2003     and expense in 2004     and expense in 2005
                  -------------------------------------------------------------------------


  U.S.                          6.5%                  5.9%                    5.8%
  Germany                       5.5%                  5.3%                     *
  Canada                        7.0%                  6.3%                     *
  Norway                        6.0%                  5.5%                     *



*    Not  applicable,   as  effective  July  1,  2004,  the  Company  no  longer
     consolidates Kronos.

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

     At December 31, 2004, approximately 87% of the plan assets related to plan assets for NL's plans in the U.S., with the remainder related to the United Kingdom plan. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans the United States and the United Kingdom, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o During 2003 and 2004, the plan assets in the U.S. were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 17-year history of the CMRT, through December 31, 2004 the average annual rate of return has been approximately 13%. Prior to 2003, the Company's U.S. plan assets were invested with a combination of equity and fixed income managers.

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2002, 2003 and 2004 were as follows:


                                            2002                 2003               2004
                                            ----                 ----               ----

  U.S.                                      8.5%                10.0%              10.0%
  Germany                                   6.8%                 6.5%                *
  Canada                                    7.0%                 7.0%                *
  Norway                                    7.0%                 6.0%                *



*    Not  applicable,   as  effective  July  1,  2004,  the  Company  no  longer
     consolidates Kronos.

     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2005 as it used in 2004 for purposes of determining the 2005 defined benefit pension plan expense.

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

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2005, NL expects its defined benefit pension income will approximate $900,000 in 2005. In comparison, NL expects to be required to make approximately $400,000 of contributions to such plans during 2005.

     As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If NL had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2004, NL's aggregate projected benefit obligations would have increased by approximately $1.1 million at that date. Such a change would not materially impact NL's defined benefit pension expense for 2005. Similarly, if NL lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, NL's defined benefit pension expense would be expected to increase by approximately $100,000 during 2005.

     OPEB plans. Certain subsidiaries of the Company in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. See Note 16 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $80,000 in 2002, $329,000 in 2003 and $1.1 million in 2004. Such expense in 2004 includes one-half of the OPEB expense attributable to Kronos' plans for the period during which the Company consolidated Kronos' results of operations. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $3.5 million in 2002, $3.8 million in 2003 and $3.5 million in 2004. Such contributions in 2004 include one-half of the contributions attributable to Kronos' plans for the period during which the Company consolidated Kronos' results of operations. Substantially all of the Company's accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB expense has been, and is expected to continue to, decline gradually.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its U.S. and Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. In certain cases, NL has the right to pass on to retirees all or a portion of increases in health care costs. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2004, the expected rate of increase in future health care costs ranges from 9% in 2005, declining to 5.5% in 2009 and thereafter.

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2004, the Company expects its consolidated OPEB expense will approximate $600,000 in 2005. In comparison, the Company expects the employer contribution portion of costs to approximate $2.0 million during 2005.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2004, the Company's aggregate projected benefit obligations would have increased by approximately $300,000 at that date, and the Company's OPEB expense would be expected to increase by less than $50,000 during 2005. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $900,000 at December 31, 2004, and OPEB expense would have increased by $100,000 in 2004.

Foreign operations

     Kronos. Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2004, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and British pound sterling.

     CompX. CompX has substantial operations and assets located outside the United States, principally slide and/or ergonomic product operations in Canada and Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

Summary

     The Company's primary source of liquidity on an ongoing basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay any short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (including dividends paid to NL by its subsidiaries). In addition, from time-to-time the Company will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company will from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

     Based upon the Company's expectations for the industries in which its subsidiaries and affiliates operate, and the anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

     The deconsolidation of Kronos effective July 1, 2004 has a significant effect on the comparability of the Company's consolidated cash flows.

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense relates principally to Kronos and consists of amortization of deferred financing costs.

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

     Cash flows from operating activities decreased from $114.9 million provided by operating activities in 2003 to $92.7 million of cash provided by operating activities in 2004. This $22.2 million decrease was due primarily to the deconsolidation of Kronos, effective July 1, 2004. As such, cash from operating activities in 2003 is not comparable to 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Cash flows from operating activities increased from $114.7 million in 2002 to $114.9 million in 2003. This $.2 million increase was due primarily to the net effect of (i) higher net income of $27.3 million, (ii) higher depreciation expense of $8.7 million, (iii) $10.5 million of higher losses on disposition of property and equipment in 2003 as compared to 2002, (iv) lower net distributions from the TiO2 manufacturing joint venture of $875,000 in 2003 compared to $8.0 million in 2002, (v) a lower amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $28.5 million in 2003 as compared to 2002 and (vi) lower cash paid for income taxes of $14.4 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

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


                                               Years ended December 31,
                                       ----------------------------------------
                                       2002               2003             2004
                                       ----               ----             ----
                                                     (in millions)

Cash provided by operating
 activities:
  Kronos                             $ 111.1           $ 107.7          $  67.5
  CompX                                 16.9              24.4             30.2
  NL Parent                             88.2             (19.9)             7.1
  Other                                  9.5               9.7              1.6
  Eliminations                        (111.0)             (7.0)           (13.7)
                                     -------           -------          -------

                                     $ 114.7           $ 114.9          $  92.7
                                     =======           =======          =======

     Investing activities. The Company's capital expenditures were $45.3 million, $44.3 million and $16.2 million in 2002, 2003 and 2004, respectively and are disclosed by business segment in Note 3 to the Consolidated Financial Statements. Such capital expenditures in 2004 include the first six months of Kronos' capital expenditures for the period during which the Company consolidated Kronos' cash flows. Capital expenditures in 2002 included an aggregate of $3.1 million for the rebuilding of the Company's Leverkusen, Germany sulfate plant.

     At December 31, 2004, the estimated cost to complete capital projects in process approximated $3 million, all of which relates to CompX's component products facilities. Aggregate capital expenditures for 2005 are expected to approximate $13 million for CompX. Capital expenditures in 2005 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     In January 2005, CompX received a net $18.4 million from the sale of its Thomas Regout operations. See Note 24 to the Consolidated Financial Statements.

     During 2004, (i) NL sold shares of Kronos common stock in market transactions for net proceeds of $2.7 million, (ii) Kronos repaid $31.4 million of its note payable to NL in the fourth quarter of 2004 and (iii) EMS collected $4 million of its loan to one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements.

     During 2003, (i) EMS collected $4 million on its loan to one of the Contran family trusts and (ii) the Company generated approximately $12.8 million from the sale of property and equipment, primarily certain real property of NL discussed above.

     During 2002, (i) the Company purchased the EWI insurance brokerage services operations for $9.2 million, (ii) EMS collected $2 million on its loan to one of the Contran family trusts and (iii) NL collected $12.6 million on a loan to another affiliate. See Notes 2 and 17 to the Consolidated Financial Statements.

     Financing activities. During 2004, (i) CompX repaid a net $26.0 million under its revolving bank credit facility and (ii) Kronos borrowed and repaid a net of euro 26 million ($32 million when borrowed) under its European revolving bank credit facility during the first six months of 2004. Distributions to minority interest in 2004 are primarily comprised of Kronos' cash dividends in the first half of 2004 and CompX's fourth quarter cash dividend, in both cases paid to shareholders other than NL. Other cash flows from financing activities relate primarily to proceeds from the sale of NL common stock issued upon exercise of stock options.

     During 2003, (i) CompX repaid a net $5 million under its revolving bank credit facility and (ii) Kronos borrowed an aggregate of euro 15 million ($16 million when borrowed) under its European revolving bank credit facility and repaid kroner 80 million ($11 million) and euro 30 million ($34 million) under such facility. NL paid cash dividends aggregating $38.2 million for 2003. Distributions to minority interest in 2002 are primarily comprised of CompX dividends paid to its shareholders other than Valhi and Valcor, and capital transactions with affiliates during 2003 relates principally to CompX dividends paid to Valhi and Valcor.

     During 2002, (i) CompX repaid a net $18 million of its revolving bank credit facility, (ii) Kronos repaid all of its existing short-term notes payable denominated in euros and Norwegian kroner ($53 million when repaid) using primarily proceeds from borrowings ($39 million) under KII's new revolving bank credit facility, (iii) NL redeemed $194 million principal amount of its Senior Secured Notes, primarily using the proceeds from the new euro 285 million ($280 million when issued) borrowing of KII and (iv) Kronos repaid an aggregate of euro 13 million ($13 million when repaid) of borrowings under KII's revolving bank credit facility. NL paid cash dividends aggregating $158.0 million in 2002. Distributions to minority interest in 2002 are primarily comprised of CompX dividends paid to its shareholders other than Valhi and Valcor, and capital transactions with affiliates during 2002 relates principally to CompX dividends paid to Valhi and Valcor.

     Provisions contained in CompX's revolving bank credit facility could result in the acceleration of such indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the credit agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the credit agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business, which provision was waived in conjunction with CompX's sale of its Thomas Regout operations. See Note 12 to the Consolidated Financial Statements. Other than operating lease commitments disclosed in Note 19 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

     On February 22, 2005, the Company's Board of Directors declared a regular quarterly dividend of $.25 per share to be paid in the form of shares of common stock of Kronos to stockholders of record as of March 14, 2005 to be paid on March 29, 2005.

Component products - CompX International

     CompX's capital  expenditures  during the past three years aggregated $27.0
million.  Such  capital  expenditures  included  manufacturing   equipment  that
emphasizes improved production efficiency and increased production capacity.

     CompX received approximately $18.4 million cash in January 2005 upon the sale of its Thomas Regout operations in the Netherlands. See Note 24 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

     CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, CompX has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

Chemicals - Kronos

     At December 31, 2004, Kronos had cash, cash equivalents and marketable debt securities of $65.2 million, including restricted balances of $4.4 million, and Kronos had approximately $139 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At December 31, 2004, Kronos' outstanding debt was comprised of (i) $519.2 million related to KII's Senior Secured Notes, (ii) $13.6 million related to KII's European revolving bank credit facility and (iii) approximately $348,000 of other indebtedness. Prior to December 31, 2004, Kronos had $200 million of long-term notes payable to NL, $168.6 million of which was subsequently assigned to affiliates upon the acquisition of 10,374,000 shares of CompX. See Note 1 to the Consolidated Financial Statements. The entire $200 million of long-term notes, including the remaining balance owed to NL, was prepaid by Kronos in the fourth quarter of 2004.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flow from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of Kronos.

     Kronos' capital expenditures during the past three years aggregated $107.1 million, including $18 million ($7 million in 2004) for Kronos' ongoing environmental protection and compliance programs and $3.1 million in 2002 related to reconstruction of the Leverkusen facility destroyed by fire in March 2001. Kronos' estimated 2005 capital expenditures are $41 million, including $7 million in the area of environmental protection and compliance.

     See Note 15 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 19 to the Consolidated Financial Statements with respect to certain legal proceedings and environmental matters with respect to Kronos.

     Kronos periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, Kronos has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, Kronos may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, Kronos may consider using available cash, issuing equity securities or increasing indebtedness to the extent permitted by the agreements governing Kronos' existing debt.

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' and the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates.

NL Industries Parent

     At December 31, 2004, NL (exclusive of CompX and Kronos) had cash, cash equivalents and marketable debt securities of $99.3 million, including restricted balances of $21.1 million. Of such restricted balances, $19 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Note 19 to the Consolidated Financial Statements.

     See Note 15 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 19 to the Consolidated Financial Statements with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 19 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, imposition of market share liability or other legislation could have such an effect.

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL (of which NL transferred an aggregate of $168.6 million to Valhi and Valcor in connection with NL's acquisition of the shares of CompX common stock previously held by Valhi and Valcor, as discussed in Note 3 to the Consolidated Financial Statements).

     During 2004, NL paid each of its $.20 per share regular quarterly dividends in the form of shares of Kronos common stock in which an aggregate of approximately 2.5% of Kronos' outstanding common stock was distributed to NL shareholders in the form of pro-rata dividends. Following the second of such quarterly dividends in 2004, NL no longer owned a majority of Kronos' outstanding common stock, and accordingly NL ceased to consolidate Kronos as of July 1, 2004. During the fourth quarter of 2004, NL transferred approximately
5.5 million shares of Kronos common stock to Valhi in satisfaction of a tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. The transfer of such 5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, resulting in a reduction of the Company's paid-in capital of approximately $52.5 million. See Note 3 to the Consolidated Financial Statements. In the fourth quarter of 2004, NL also sold 64,500 shares of Kronos common stock in market transactions for an aggregate of approximately $2.7 million.

     On September 24, 2004, NL completed the acquisition of the CompX shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note was eliminated in the preparation of the Company's Consolidated Financial Statements). See Note 1 to the Consolidated Financial Statements. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity and the Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented. After such acquisition, NL retained a $31.4 million note receivable from Kronos, which note receivable Kronos prepaid in November 2004 using funds from KII's November 2004 issuance of euro 90 million principal amount of KII Senior Secured Notes.

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

     Because NL's operations are conducted primarily through its subsidiaries and affiliates, NL's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 18.3 million shares of Kronos held by NL at December 31, 2004, NL would directly receive aggregate annual dividends from Kronos of $18.3 million. In addition, CompX resumed paying quarterly dividends in the fourth quarter of 2004 at $.125 per share. At that rate, and based on the 10.4 million shares of CompX held indirectly by NL (through its ownership interest in CompX Group) at December 31, 2004, NL would directly or indirectly receive aggregate annual dividends from CompX of $5.2 million. See
Note 2 to the Consolidated Financial Statements.

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

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 12 and 19 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries as of December 31, 2004 by the type and date of payment.

                                                        Payment due date
                                   -----------------------------------------------------------
                                                                          2010 and
   Contractual commitment           2005     2006/2007     2008/2009       after       Total
   ----------------------           ----     ---------     ---------      --------     -----
                                                        (In millions)

Third-party indebtedness         $    .1     $    -         $    -         $    -     $    .1
Estimated tax obligations            2.1          -              -              -         2.1
Operating leases                      .9         1.1             .3             .5        2.8
Raw material and other
purchase obligations                12.6          -              -              -        12.6
Fixed asset acquisitions             3.3          -              -              -         3.3
                                 -------     -------        -------        -------    -------

                                 $  19.0     $   1.1        $    .3        $    .5    $  20.9
                                 =======     =======        =======        =======    =======

     The timing and amount shown for the Company's commitments related to indebtedness (principal and interest), operating leases, raw material and other purchase obligations and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2004, which is assumed to be paid during 2005.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or similar risk associated with future sales, or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2003 and 2004. See Notes 1 and 20 to the Consolidated Financial Statements. The following discussion relates to NL and its consolidated subsidiaries at each date indicated.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. NL had no indebtedness at December 31, 2003 or 2004. Outstanding indebtedness at December 31, 2003 relates to Kronos and CompX, and outstanding indebtedness at December 31, 2004 relates solely to CompX.

     At December 31, 2004, no amounts were outstanding under CompX's variable-rate revolving bank credit agreement. CompX's outstanding borrowings at December 31, 2003 related principally to $26 million in borrowings under such CompX credit facility. The outstanding balances at December 31, 2003 (which approximate fair value) had a weighted-average interest rate of 3.2%. The remaining variable rate indebtedness outstanding at December 31, 2003 and 2004 is not material.

     At December 31, 2003, outstanding fixed rate indebtedness, all of which relates to Kronos, aggregated $356.7 million (fair value - $356.7 million) with a weighted-average interest rate of 8.9%. All of such fixed rate indebtedness was denominated in euros.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar and the New Taiwan dollar.

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2004 CompX held a series of short-term forward exchange contracts maturing through March 2005 to exchange an aggregate of $7.2 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar. At each balance sheet date, outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. The difference between the estimated fair value and the face value of all such outstanding forward contracts at December 31, 2004 is not material. At December 31, 2004, the actual exchange rate was Cdn. $1.21 per U.S. dollar. At December 31, 2003 CompX had entered into a series of short-term forward exchange contracts maturing through February 2004 to exchange an aggregate of $4.2 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2003 and 2004.

     At December 31, 2003, Kronos had also entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of euro 40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of Kronos' European subsidiaries. At December 31, 2004, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

     As described above, at December 31, 2003 Kronos had the equivalent of $356.1 million of outstanding euro-denominated indebtedness. The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $35.6 million.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities, which are owned. The fair value of such debt and equity securities at December 31, 2003 and 2004 was $70.5 million and $75.8 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $7.1 million at December 31, 2003 and $7.6 million at December 31, 2004. The fair value of restricted marketable debt securities at December
31, 2003 and 2004 was $13.0 million and $13.3 million, respectively. The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $1.3 million at each of December 31, 2003 and 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's President and Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP)", and includes those policies and procedures that:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to annually include a management report on internal control over financial reporting starting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's independent registered public accounting firm is also required to annually audit the Company's internal control over financial reporting.

     As discussed in Notes 1 and 2 to the Consolidated Financial Statements, in September 2004 the Company acquired 68% of CompX's common stock from Valhi and a wholly-owned subsidiary of Valhi. We have excluded CompX from our assessment of the Company's internal control over financial reporting because it was acquired in a transaction accounted for as a transfer of net assets among entities under common control during 2004. CompX is a majority owned subsidiary of the Company whose total assets, total sales and net assets represent 31%, 25% and 31%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

     As permitted by the SEC, the Company's assessment of internal control over financial reporting also excludes (i) internal control over financial reporting of its equity method investees and (ii) internal controls over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. See Note 7 to the Consolidated Financial Statements and the index of financial statements and schedules on page F-1 of this Annual Report. However, our assessment of internal control over financial reporting with respect to the Company's equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the "COSO" framework). Based on the Company's evaluation under that framework, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. See Scope of Management's Report on Internal Control Over Financial Reporting above.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited the Company's consolidated financial statements included in this Annual Report, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in their report which is included in this Annual Report on Form 10-K.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2004, the Company's chief executive officer filed such annual certification with the NYSE, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

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

               50%-or-less persons

               The consolidated financial statements of Kronos (37%-owned at December 31, 2004) are filed as Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management's Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X

       (b)     Reports on Form 8-K

               Reports on Form 8-K filed for the quarter ended December 31, 2004.

               October 8, 2004 - Reported Item 8.01 and Item 9.
               October 22, 2004 - Reported Item 7.01 and Item 9.
               October 27, 2004 - Reported Item 9.01.
               November 9, 2004 - Reported Item 2.02, Item 7 and Item 9. December 3, 2004 - Reported Item 1.01 and Item 9.
               December 22, 2004 - Reported Item 2.05 and Item 2.06.

       (c)     Exhibits

               Included as exhibits are the items listed in the Exhibit Index. NL will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to NL of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2004 will be furnished to the Commission upon request.

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

3.2 Amendment to the Amended and Restated By-Laws, as of June 28, 1990, executed December 8, 2003 - incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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

4.5 Purchase Agreement dated November 18, 2004 between Kronos International, Inc. and Deutsche Bank AG London - incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) dated November 24, 2004.

4.6 Form of Registration Rights Agreement, dated as of November 26, 2004 between Kronos International, Inc. and Deutsche Bank AG London - incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) dated November 24, 2004.

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

4.12 Stock Purchase Agreement dated September 24, 2004 between Valhi, Inc. and Valcor, Inc., as sellers, and NL Industries, Inc. as purchaser - incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as of September 24, 2004. (The disclosure schedule attachment to this Exhibit 4.12 has not been filed; upon request, the Registrant will furnish supplementally to the Securities and Exchange Commission a copy of this attachment.)

10.1 euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in
          Schedule 1 thereto,  as lenders - incorporated by reference to Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

10.8* Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to Kronos Worldwide, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

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

10.28* Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

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

10.31 Amended Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective November 30, 2004 - incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as of November 30, 2004.

10.32 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.33 Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.34 Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

10.35 Revolving Loan Note dated May 4, 2001 with Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.36 Security Agreement dated May 4, 2001 by and between Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.37 Revolving Loan Note Agreement dated October 22, 2002 with Tremont Corporation as Maker and NL Industries, Inc. as Payee - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.38 Security Agreement dated October 22, 2002 by and between Tremont Corporation and NL Industries, Inc. - incorporated by reference to
          Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.39 Purchase Agreement dated January 4, 2002 by and among Kronos, Inc. as the Purchaser, and Big Bend Holdings LLC and Contran Insurance Holdings, Inc., as Sellers regarding the sale and purchase of EWI RE, Inc. and EWI RE, Ltd. - incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.40 Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.41 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.42 Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and the Registrant - incorporated by reference to Exhibit
          10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.43* Consulting Agreement dated July 23, 2003 between J. Landis Martin and NL Industries, Inc. - incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.44* Summary of Consulting Arrangement beginning August 1, 2003, as amended between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004.

10.45* Separation Agreement dated September 3, 2003, as amended, between David B. Garten and NL Industries, Inc. - incorporated by reference to
          Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2003.

10.46* Separation Agreement dated July 16, 2003 between NL Industries, Inc. and Robert D. Hardy - incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.47 First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers,
          Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent - incorporated by reference to
          Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

10.48 Stock Purchase Agreement dated September 24, 2004 between Valhi, Inc. and Valcor, Inc., as sellers, and NL Industries, Inc. as purchaser - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.49 Promissory Note dated September 24, 2004 in the original principal amount of $31,422,500.00 payable to the order of NL Industries, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to
          Exhibit 10.2 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.50 Promissory Note dated September 24, 2004 in the original principal amount of $162,500,000.00 payable to the order of Valcor, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to
          Exhibit 99.1 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.51 Promissory Note dated September 24, 2004 in the original principal amount of $6,077,500.00 payable to the order of Valhi, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to
          Exhibit 99.2 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.52 Subscription agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit
          99.1 to the Current Report on Form 8-K of the Registrant dated October 5, 2004.

10.53 Voting agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit
          99.2 to the Current Report on Form 8-K of the Registrant dated October 5, 2004.

10.54 Subscription Agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit
          99.1 to the Registrant's Current Report on Form 8-K as of October 5, 2004. (Not all of the exhibits to this Exhibit 10.60 have been filed; upon request, the Registrant will furnish supplementally to the Securities and Exchange Commission a copy of the omitted exhibits.)

10.55 Voting Agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit
          99.2 to the Registrant's Current Report on Form 8-K as of October 5, 2004.

10.56 Certificate of Incorporation of CompX Group, Inc. - incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K as of October 5, 2004.

10.57 Tax Agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., Contran Corporation and CompX International Inc. - incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K as of October 5, 2004.

10.58 Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2003 - incorporated by reference to Exhibit 10.1 to the CompX International Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13905).

10.59*    CompX   International   Inc.  1997   Long-Term   Incentive  Plan  -
          incorporated by reference to Exhibit 10.2 to the CompX International Inc. Registration Statement on Form S-1 (File No. 1-13905).

10.60 Tax Sharing Agreement among CompX International Inc., Valcor, Inc. and Valhi, Inc. dated as of January 2, 1998 - incorporated by reference to Exhibit 10.4 to the Registration Statement of CompX International Inc. on Form S-1 (File No. 1-13905).

21.1      Subsidiaries of the Registrant.

23.1      Consent   of   PricewaterhouseCoopers   LLP  with   respect   to  NL's
          consolidated financial statements.

23.2      Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  Kronos'
          consolidated financial statements.

31.1      Certification

31.2      Certification

32.1      Certification

99.1      Consolidated   financial  statements  of  Kronos  Worldwide,   Inc.  -
          incorporated by reference to Kronos' Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2004.




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

                                                   NL Industries, Inc.
                                                    (Registrant)


                                                   By:/s/ Harold C. Simmons
                                                   ----------------------------
                                                      Harold C. Simmons
                                                      March 30, 2005
                                                     (Chairman  of the Board and
                                                      Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Harold C. Simmons                      /s/ Steven L. Watson
---------------------------------           -----------------------------------
Harold C. Simmons, March 30, 2005           Steven L. Watson, March 30, 2005
(Chairman of the Board and Chief            (Director)
  Executive Officer)


/s/ Thomas P. Stafford                      /s/ Glenn R. Simmons
---------------------------------           -----------------------------------
Thomas P. Stafford, March 30, 2005          Glenn R. Simmons, March 30, 2005
(Director)                                                    (Director)


/s/ C. H. Moore, Jr.                        /s/ Gregory M. Swalwell
---------------------------------           -----------------------------------
C. H. Moore, Jr., March 30, 2005            Gregory M. Swalwell, March 30, 2005
(Director)                                  (Vice President, Chief Financial
                                             Officer, Principal Financial
                                             Officer)


/s/ Terry N. Worrell                        /s/ James W. Brown
---------------------------------           -----------------------------------
Terry N. Worrell, March 30, 2005            James W. Brown, March 30, 2005
(Director)                                  (Vice President and Controller
                                             Principal Accounting Officer)



                               NL Industries, Inc.

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                      Page

  Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets - December 31, 2003 and 2004                F-4

  Consolidated Statements of Income -
   Years ended December 31, 2002, 2003 and 2004                           F-6

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2002, 2003 and 2004                           F-8

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2002, 2003 and 2004                           F-9

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2002, 2003 and 2004                           F-10

  Notes to Consolidated Financial Statements                              F-13


Financial Statement Schedules

  Report of Independent Registered Public Accounting Firm                 S-1

  Schedule I - Condensed Financial Information of Registrant              S-2

  Schedule II - Valuation and Qualifying Accounts                         S-7

  Schedules III and IV are omitted because they are not applicable.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of NL Industries, Inc.:

     We have  completed  an  integrated  audit  of NL  Industries,  Inc.'s  2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2002 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As described in Management's Report on Internal Control Over Financial Reporting, management has excluded CompX International Inc. from its assessment of the Company's internal control over financial reporting because it was acquired in a transaction accounted for as a transfer of net assets among entities under common control during 2004. We have also excluded CompX from our audit of internal control over financial reporting. CompX is a majority owned subsidiary of the Company whose total assets, total sales and net assets represent 31%, 25% and 31%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.





                                                      PricewaterhouseCoopers LLP
Dallas, Texas
March 30, 2005






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                      (In thousands, except per share data)


               ASSETS
                                                              2003                 2004
                                                              ----                 ----

 Current assets:
   Cash and cash equivalents                             $   89,525           $   99,185
   Restricted cash and cash equivalents                      19,029                7,810
   Restricted marketable debt securities                      6,147                9,446
   Accounts and other receivables                           182,557               24,302
   Refundable income taxes                                   37,712                   32
   Receivable from affiliates                                   361                1,634
   Inventories                                              292,337               28,781
   Prepaid expenses                                           7,097                1,332
   Deferred income taxes                                     12,718                9,368
                                                         ----------           ----------

       Total current assets                                 647,483              181,890
                                                         ----------           ----------

 Other assets:
     Marketable equity securities                            70,487               75,793
     Restricted marketable debt securities                    6,870                3,848
     Investment in Kronos Worldwide, Inc.                      -                 175,578
     Investment in TiO2 manufacturing joint venture         129,011                 -
     Receivable from affiliate                               14,000               10,000
     Deferred income taxes                                    7,033                  545
     Goodwill                                                52,715               20,772
     Other assets                                            30,018                3,715
                                                         ----------           ----------

       Total other assets                                   310,134              290,251
                                                         ----------           ----------

 Property and equipment:
   Land                                                      37,727                5,356
   Buildings                                                208,077               26,877
   Equipment                                                886,846              127,044
   Mining properties                                         63,701                 -
   Construction in progress                                  10,302                2,431
                                                         ----------           ----------
                                                          1,206,653              161,708
   Less accumulated depreciation                            687,725               86,490
                                                         ----------           ----------

       Net property and equipment                           518,928               75,218
                                                         ----------           ----------

                                                         $1,476,545           $  547,359
                                                         ==========           ==========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2003 and 2004

                      (In thousands, except per share data)


    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              2003                 2004
                                                              ----                 ----

 Current liabilities:
   Current maturities of long-term debt                  $      288           $       42
   Accounts payable                                         111,777               14,649
   Accrued liabilities                                       96,539               23,134
   Accrued environmental costs                               19,627               16,570
   Payable to affiliates                                     19,537                  391
   Income taxes                                              12,726                3,661
   Deferred income taxes                                      3,941               23,842
                                                         ----------           ----------

       Total current liabilities                            264,435               82,289
                                                         ----------           ----------

 Noncurrent liabilities:
   Long-term debt                                           382,451                   85
   Accrued pension costs                                     81,180                7,968
   Accrued postretirement benefits cost                      23,411               10,572
   Accrued environmental costs                               57,854               51,247
   Deferred income taxes                                    229,336               45,274
   Other                                                     19,474                4,028
                                                         ----------           ----------

       Total noncurrent liabilities                         793,706              119,174
                                                         ----------           ----------

 Minority interest                                          135,215               58,404
                                                         ----------           ----------

 Stockholders' equity:
   Preferred stock, no par value; 5,000 shares
    authorized; none issued                                       -                  -
   Common stock, $.125 par value; 150,000 shares
    authorized; 66,845 and 48,440 shares issued               8,355                6,054
   Additional paid-in capital                               784,306              417,760
   Retained earnings                                         90,479                6,734
   Accumulated other comprehensive income:
     Marketable securities                                   23,323               26,783
     Currency translation                                  (152,623)            (136,648)
     Pension liabilities                                    (36,209)             (33,191)
     Treasury stock, at cost - 19,054 and nil shares       (434,442)               -
                                                         ----------           ----------

       Total stockholders' equity                           283,189              287,492
                                                         ----------           ----------

                                                         $1,476,545           $  547,359
                                                         ==========           ==========


Commitments and contingencies (Notes 12, 15 and 19)

          See accompanying notes to consolidated financial statements.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)

                                                             2002           2003            2004
                                                             ----           ----            ----


Net sales                                               $1,041,860       $1,182,143      $  741,687
Cost of sales                                              809,422          882,114         572,541
                                                        ----------       ----------      ----------

    Gross margin                                           232,438          300,029         169,146

Selling, general and administrative expense                130,629          146,043          94,346
Other operating income (expense):
  Currency transaction gains (losses), net                  (1,274)          (8,289)            741
  Disposition of property and equipment                     (1,818)           9,845              (2)
  Noncompete agreement income                                4,000              333            -
  Legal settlement gains, net                                5,225              823             552
  Other income                                                 377              436           6,953
  Corporate expense                                        (37,860)         (57,430)        (17,094)
                                                        ----------       ----------      ----------

    Income from operations                                  70,459           99,704          65,950

Equity in earnings of Kronos Worldwide, Inc.                  -                -              9,613
Other income (expense):
  Currency transaction gain                                  6,271             -               -
  Trade interest income                                      1,912              932             493
  Interest and dividend income from affiliates               3,775            3,319           7,986
  Other interest income                                      3,374            1,351           1,303
  Securities transactions, net                                (105)           2,402           2,113
  Interest expense                                         (31,638)         (34,303)        (18,305)
                                                        ----------       ----------      ----------

    Income from continuing operations before
      income taxes and minority interest                    54,048           73,405          69,153

Provision for income taxes (benefit)                        15,062            2,201        (291,510)
Minority interest                                            1,563            3,858         149,596
                                                        ----------       ----------      ----------


    Income from continuing operations                       37,423           67,346         211,067

Discontinued operations                                       (206)          (2,874)           (684)
                                                        ----------       ----------      ----------

        Net income                                      $   37,217       $   64,472      $  210,383
                                                        ==========       ==========      ==========




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)

                                                             2002           2003            2004
                                                             ----           ----            ----

Basic earnings per share:
  Income from continuing operations                      $     .77       $    1.41        $    4.36
  Discontinued operations                                      -              (.06)            (.01)
                                                         ---------       ---------        ---------

        Net income                                       $     .77       $    1.35        $    4.35
                                                         =========       =========        =========

Diluted earnings per share:
  Income from continuing operations                      $     .77       $    1.41        $    4.36
  Discontinued operations                                      -              (.06)            (.01)
                                                         ---------       ---------        ---------

    Net income                                           $     .77       $    1.35        $    4.35
                                                         =========       =========        =========

Weighted-average shares used in the
 calculation of net income per share:
  Basic                                                     48,530          47,721           48,333
  Dilutive impact of stock options                              82              74               86
                                                         ---------       ---------        ---------

  Diluted                                                   48,612          47,795           48,419
                                                         =========       =========        =========



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                             2002           2003            2004
                                                             ----           ----            ----

Net income                                                $  37,217      $  64,472        $ 210,383
                                                          ---------      ---------        ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains (losses) arising
       during the period                                     (2,454)        18,901            3,460
    Reclassification for realized net gain
       (loss) included in net income                           -            (1,474)            -
                                                          ---------      ---------        ---------

                                                             (2,454)        17,427            3,460

Minimum pension liabilities adjustment                      (15,095)       (14,762)           3,018

Currency translation adjustment                              40,229         22,491           15,975
                                                          ---------      ---------        ---------

      Total other comprehensive income                       22,680         25,156           22,453
                                                          ---------      ---------        ---------

          Comprehensive income                            $  59,897      $  89,628        $ 232,836
                                                          =========      =========        =========










                      NL INDUSTRIES , INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2002, 2003 and 2004
                      (In thousands, except per share data)



                                                                                Accumulated other
                                                                           comprehensive income (loss)
                                              Additional              -----------------------------------
                                    Common     paid-in     Retained   Marketable   Currency      Pension     Treasury
                                     stock     capital     earnings   securities  translation  liabilities    stock        Total
                                    ------   -----------   --------   ----------  -----------  -----------  ---------    ---------
Balance at December 31, 2001,
  as originally reported            $8,355   $ 777,597     $ 222,722    $ 8,350    $(208,349)    $ (6,352)   $(415,380)  $ 386,943
Adjustment to reflect
  consolidation of CompX
  International Inc.                  -          6,487        79,191       -          (6,994)        -            -         78,684
                                    ------   ---------     ---------    -------    ---------     --------    ---------   ---------

Balance at December 31, 2001,
  as adjusted                        8,355     784,084       301,913      8,350     (215,343)     (6,352)    (415,380)     465,627

Net income                            -           -           37,217       -            -            -            -         37,217
Other comprehensive loss,
  net of tax                          -           -             -        (2,454)      40,229      (15,095)        -         22,680
Common dividends declared -
  $3.30 per share                     -           -         (157,978)      -            -            -            -       (157,978)
Tax benefit of stock options
  exercised                           -            222          -          -            -            -            -            222
Treasury stock:
  Acquired                            -           -             -          -            -            -         (21,254)    (21,254)
  Reissued                            -           -             -          -            -            -             454         454
Other capital transactions
  with affiliates                     -           -           (4,745)      -            -            -            -         (4,745)
                                    ------   ---------     ---------    -------    ---------     --------    ---------   ---------

Balance at December 31, 2002         8,355     784,306       176,407      5,896     (175,114)     (21,447)    (436,180)    342,223

Net income                            -           -           64,472       -            -            -            -         64,472
Other comprehensive income
  (loss), net of tax                  -           -             -        17,427       22,491      (14,762)        -         25,156
Distribution of 48.8% of
  Kronos Worldwide, Inc.              -           -          (88,532)      -            -            -            -        (88,532)
Income tax on distribution            -           -          (22,478)      -            -            -            -        (22,478)
Common dividends declared -
  $.80 per share                      -           -          (38,183)      -            -            -            -        (38,183)
Treasury stock - reissued             -                        -           -            -            -           1,738       1,738
Other capital transactions
  with affiliates                     -           -           (1,207)      -            -            -            -         (1,207)
                                    ------   ---------     ---------    -------    ---------     --------    ---------   ---------

Balance at December 31, 2003         8,355     784,306        90,479     23,323     (152,623)     (36,209)    (434,442)    283,189

Net income                            -           -          210,383       -            -            -            -        210,383
Other comprehensive income,
  net of tax                          -           -            -          3,460       15,975        3,018         -         22,453
Distribution of shares of
  Kronos Worldwide, Inc.              -           -           (8,741)      -            -            -            -         (8,741)
Income tax on distribution            -        (52,464)       (8,169)      -            -            -            -        (60,633)
Issuance of common stock                 6         909          -          -            -            -            -            915

Acquisition of 10,374 shares
  of CompX International Inc.         -       (102,963)      (65,615)      -            -            -            -       (168,578)
Treasury stock:
  Reissued                            -             -           -          -            -            -           8,354       8,354
  Retired                           (2,307)   (212,178)     (211,603)      -            -            -         426,088        -
Other                                 -            150          -          -            -            -            -            150
                                    ------   ---------     ---------    -------    ---------     --------    ---------   ---------

Balance at December 31, 2004        $6,054   $ 417,760     $   6,734    $26,783    $(136,648)    $(33,191)   $    -      $ 287,492
                                    ======   =========     =========    =======    =========     ========    =========   =========


          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003            2004
                                                             ----           ----            ----


Cash flows from operating activities:
    Net income                                             $ 37,217       $ 64,472        $210,383
    Depreciation and amortization                            46,225         54,875          36,402
    Goodwill impairment                                           -              -           6,500
    Noncash interest expense                                  1,768          2,197           1,222
    Deferred income taxes:
       Continuing operations                                    569         35,861        (288,359)
       Discontinued operations                                 (222)        (2,590)            545
    Minority interest:
       Continuing operations                                  1,563          3,858         149,596
       Discontinued operations                                 (101)        (1,414)         (3,944)
    Net losses (gains) from:
       Securities transactions                                  105         (2,402)         (2,113)
       Disposition of property and equipment                    625         (9,845)              2
    Pension cost, net                                        (2,316)        (5,478)            244
    Other postretirement benefits, net                       (3,385)        (3,468)         (2,090)
    Equity in Kronos Worldwide, Inc.                              -              -          (9,613)
    Distributions from Kronos Worldwide, Inc.                     -              -          10,731
    Distributions from TiO2 manufacturing
     joint venture, net                                       7,950            875           8,300
    Other, net                                               (1,158)         1,053           2,254
    Change in assets and liabilities:
    Accounts and other receivable                             6,089          2,541         (44,994)
    Inventories                                              45,301        (20,938)         50,062
    Prepaid expenses                                           (545)         3,186           1,769
    Accounts payable and accrued liabilities                (35,108)        (9,732)        (31,110)
    Income taxes                                               (475)       (25,726)         34,076
    Accounts with affiliates                                  3,784          4,512         (20,551)
    Accrued environmental costs                               8,913         24,137          (9,665)
    Other noncurrent assets and liabilities, net             (2,052)        (1,091)         (6,916)
                                                           --------       --------        --------

        Net cash provided by operating activities           114,747        114,883          92,731
                                                           --------       --------        --------






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003            2004
                                                             ----           ----            ----

Cash flows from investing activities:
  Capital expenditures                                    $(45,303)       $(44,262)       $(16,209)
  Collection of loans to affiliates                         14,650           4,000          35,423
  Acquisition of business                                   (9,149)           -               -
   Change in restricted cash equivalents
      and restricted marketable debt
      securities, net                                         (960)           (654)         10,367
  Proceeds from disposition of property
    and equipment                                              873          12,801           2,222
  Proceeds from sales of securities                           -               -              2,745
  Other, net                                                    32             671            -
                                                          --------       ---------       ---------

      Net cash provided (used) by
        investing activities                               (39,857)        (27,444)         34,548
                                                          --------       ---------       ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                             336,768          17,106         102,225
    Principal payments                                    (297,864)        (52,012)       (128,091)
    Deferred financing costs paid                          (10,706)           -                (28)
  Cash dividends paid                                     (157,978)        (38,183)              -
  Treasury stock:
    Purchased                                              (21,254)           -               -
    Reissued                                                   454           1,738            -
  Proceeds from issuance of stock:
    NL common stock                                           -               -              9,201
    CompX common stock                                         120            -                617
  Capital transactions with affiliates                      (4,745)         (1,207)           -
  Distributions to minority interests                       (2,379)           (606)        (12,635)
  Other, net                                                  -               (426)           -
                                                          --------       ---------       ---------

      Net cash used by financing activities               (157,584)        (73,590)        (28,711)
                                                          --------       ---------       ---------

Net increase (decrease)                                   $(82,694)      $  13,849       $  98,568
                                                          ========       =========       =========



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                             2002           2003            2004
                                                             ----           ----            ----


Cash and cash equivalents-net change from:
  Operating, investing and financing activities           $(82,694)      $  13,849       $  98,568
  Currency translation                                       3,650           5,178            (474)
  Kronos cash balance at June 30, 2004                        -               -            (88,434)
  Acquisition of business                                      196            -               -
                                                          --------       ---------       ---------
                                                           (78,848)         19,027           9,660

   Balance at beginning of year                            149,346          70,498          89,525
                                                          --------       ---------       ---------

   Balance at end of year                                 $ 70,498       $  89,525       $  99,185
                                                          ========       =========       =========
Supplemental disclosures:
  Cash paid (received) for:
    Interest                                              $ 34,773       $  30,000       $  17,119
    Income taxes                                            12,503          (1,848)        (17,000)

  Acquisition of business -
    net assets consolidated
        Cash and cash equivalents                         $    196       $    -          $    -
        Restricted cash                                      2,685            -               -
        Goodwill                                             6,406            -               -
        Other intangible assets                              2,601            -               -
        Other noncash assets                                 1,259            -               -
        Liabilities                                         (3,998)           -               -
                                                          --------       ---------       ---------

            Cash paid                                     $  9,149       $    -          $    -
                                                          ========       =========       =========

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



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:

     Organization and basis of presentation. NL Industries, Inc. (NYSE: NL) is a subsidiary of Valhi, Inc. (NYSE: VHI). At December 31, 2004, (i) Valhi and a wholly-owned subsidiary of Valhi held approximately 83% of NL's outstanding common stock and (ii) Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     On September 24, 2004, the Company completed the acquisition of 10,374,000 shares of CompX International Inc. (NYSE: CIX) common stock, representing approximately 68% of the outstanding shares of CompX common stock. The CompX common stock was purchased from Valhi and Valcor, a wholly-owned subsidiary of Valhi, at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos. The acquisition was approved by a special committee of NL's board of directors comprised of directors who were not affiliated with Valhi, and such special committee retained their own legal and financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to NL. NL's acquisition was accounted for under accounting principles generally accepted in the United States of America ("GAAP") as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity. The Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented. The excess of the aggregate $168.6 million principal amount of NL's note receivable Kronos transferred to Valhi and Valcor over the net carrying value of Valhi's and Valcor's investment in CompX was accounted for as a reduction of NL's consolidated stockholders' equity.

     Prior to July 2004, Kronos Worldwide, Inc. (NYSE: KRO) was a majority-owned subsidiary of the Company. Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. Certain disclosures contained in these consolidated financial statements for 2004 related to Kronos' results of operations and cash flows include amounts related to the first six months of 2004.

     Management's estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.



     Principles of consolidation. The consolidated financial statements include the accounts of NL and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. The effect of decreases in the Company's ownership interest of its consolidated subsidiaries through the Company's sale of the subsidiary's common stock to third parties are reflected in net income, with a gain or loss recognized equal to the difference between the proceeds from such sale and the carrying value of the shares sold. The effect of other decreases in the Company's ownership interest of its consolidated subsidiaries, which usually result from the exercise of options granted by such subsidiaries to purchase their shares of common stock to employees, is generally not material.

     Translation of foreign currencies. Assets and liabilities of subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently. In 2002, a $6.3 million currency transaction gain is classified as a component of other income (expense) in the accompanying Consolidated Statement of Income. Such gain related to the extinguishment of certain intercompany indebtedness of NL. Prior to June 28, 2002, Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos which conducts Kronos' operations in Europe, had certain intercompany indebtedness payable to Kronos, a portion of which was denominated in U.S. dollars, and a portion of which was denominated in euro. Through June 19, 2002, such intercompany indebtedness was deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future, and in accordance with GAAP, the foreign currency transaction gains and losses related to such intercompany indebtedness were not recognized in net income, but instead were reported as part of accumulated other comprehensive income. On June 19, 2002, when the purchase agreement was entered into in connection with KII's 2002 issuance of the KII Senior Secured Notes discussed in Note 12, the expectation that such intercompany indebtedness was of a long-term nature was no longer applicable, as KII had stated that it intended to use a portion of the net proceeds of such offering to repay such intercompany indebtedness owed to Kronos. Accordingly, from the time period of June 19, 2002 (the date the purchase agreement related to KII Senior Secured Notes was executed) until June 28, 2002 (the closing date for the 2002 issuance of the KII Senior Secured Note offering, and the date such intercompany indebtedness was repaid), the foreign currency transaction gains and losses related to such intercompany indebtedness during such time period, which aggregated a net gain of $6.3 million, was recognized in net income in accordance with GAAP.

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999.

     Cash and cash equivalents. Cash equivalents include bank time deposits and U.S. Treasury securities purchased under short-term agreements to resell with original maturities of three months or less.

     Restricted cash equivalents and restricted marketable debt securities. Restricted cash equivalents and restricted marketable debt securities, primarily invested in U.S. government securities and money market funds that invest primarily in U.S. government securities, include amounts restricted pursuant to outstanding letters of credit ($5 million at each of December 31, 2003 and 2004), and at December 31, 2004 also includes $19 million held by special purpose trusts (2003 - $24 million) formed by NL, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted amount relates. Additionally, the restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security. Use of such restricted balances does not affect the Company's Consolidated Statements of Cash Flows. See Note 19.

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

     Investment in Kronos Worldwide, Inc. Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004.

     Investment in TiO2 manufacturing joint venture. Through June 30, 2004, Kronos' investment in its 50%-owned manufacturing joint venture was accounted for by the equity method.

     Goodwill and other intangible assets. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Goodwill is not subject to periodic amortization. Other intangible assets are amortized by the straight-line method over their estimated lives. Other intangible assets are stated net of accumulated amortization, and goodwill and other intangible assets are assessed for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." See Notes 8, 9 and 21.

     Property and equipment and depreciation. Property and equipment are stated at cost. At December 31, 2003, the Company consolidated the property and equipment of Kronos, including Kronos mining properties. Mining properties consist of buildings and equipment used in the Kronos' Norwegian ilmenite mining operations. Kronos does not own the ilmenite reserves associated with the mine. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs certain planned major maintenance activities during the year, primarily with respect to the chemicals segment. Repair and maintenance costs estimated to be incurred in connection with planned major maintenance activities are accrued in advance and are included in cost of sales. Accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, see Note 10, was $6.3 million and nil at December 31, 2003 and 2004, respectively.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments were not significant in 2002, 2003 or 2004.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced assessing impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which among other things provided certain implementation guidance in relation to prior GAAP. See Note 21.

     Long-term debt. Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.

     Employee benefit plans. Accounting and funding policies for retirement and post retirement benefits other than pensions ("OPEB") plans are described in
Note 16.

     Income taxes. The Company and its qualifying subsidiaries are included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company computes its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Kronos is also a member of the Contran Tax Group. CompX, previously a separate U.S. federal income taxpayer, became a member of the Contran Tax Group for federal income tax purposes in October 2004 with the formation of CompX Group, Inc. See Note 2. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company generally makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the Company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. Most members of the Contran Tax Group also file consolidated unitary state income tax returns in qualifying U.S. jurisdictions. See Note 15. The Company made net cash payments to (or collected net cash receipts from) Valhi for income taxes of ($2.2) million in 2002, $3.9 million in 2003 and $1.8 million in 2004.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $653.5 million at December 31, 2003 (related to NL and Kronos) and $24.4 million at December 31, 2004 (related to CompX). The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria.

     Environmental remediation costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2003 and 2004, no receivables for recoveries have been recognized. See Note 19.

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

     Inventories and cost of sales. Inventories are stated at the lower of cost or market, net of allowance for slow-moving inventories. Inventories are based on average cost or the first-in, first-out method. Cost of sales includes costs for materials, packing and finishing, shipping and handling, utilities, salary and benefits, maintenance and depreciation.

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of the Company's chemicals segment are included in selling, general and administrative expense and were $51 million in 2002, $63 million in 2003 and $34 million in 2004. Shipping and handling costs of the Company's component products segment are not material. Advertising costs are expensed as incurred and were $2 million in 2002 and $1 million in each of 2003 and 2004. Research, development and certain sales technical support costs are expensed as incurred and approximated $6 million in 2002, $7 million in 2003 and $4 million in 2004.

     Corporate expenses. Corporate expenses include environmental, legal and other costs attributable to formerly owned business units.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 788,000 in 2002 and nil in 2003 and 2004. There were no adjustments to net income in the computation of the diluted earnings per share amounts.

     Stock options. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. During 2002 and following the Company's cash settlement of options to purchase NL common stock held by certain individuals, the Company commenced accounting for its stock options using the variable accounting method because the Company could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Aggregate compensation cost related to NL stock options recognized by the Company was $3.2 million in 2002, $1.9 million in 2003 and $1.7 million in 2004.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2002, 2003 and 2004 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to all stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                          (In millions, except
                                                          per share amounts)

Net income as reported                           $  37.2         $  64.5        $ 210.4

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation
   expense determined under APBO No. 25              2.1             1.1            1.1
  Stock-based employee compensation
   expense determined under SFAS No. 123            (2.5)           (1.3)           (.2)
                                                 -------         -------        -------

Pro forma net income                             $  36.8         $  64.3        $ 211.3
                                                 =======         =======        =======

Basic earnings per share:
  As reported                                    $   .77         $  1.35        $  4.35
  Pro forma                                      $   .76         $  1.35        $  4.37

Diluted earnings per share:
  As reported                                    $   .77         $  1.35        $  4.35
  Pro forma                                      $   .76         $  1.35        $  4.36

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. No options were granted in 2003 or 2004. The weighted-average fair values of options granted during 2002 was $5.71 per share. The fair value of employee stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2002: stock price volatility of 47%; risk-free rate of return of 4%; dividend yield of 5.8%; and an expected term of 7 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Note 2 - Business combinations and related transactions:

     CompX International, Inc. As discussed in Note 1, on September 24, 2004, the Company purchased 10,374,000 shares of CompX common stock, representing approximately 68% of the outstanding shares of CompX common stock, from Valhi and a wholly-owned subsidiary of Valhi. Because Valhi, NL and CompX are all entities under the common control of Contran, the Company's acquisition of the shares of CompX common stock results in a change in reporting entity and the Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented.

     Effective October 1, 2004, the Company contributed such 10,374,000 shares of CompX common stock to newly-formed CompX Group in return for a 82.4% ownership interest in CompX Group. Concurrently, Titanium Metals Corporation ("TIMET"), a less-than-majority owned affiliate of Valhi, contributed shares of CompX common stock representing approximately 15% of CompX's outstanding common shares in return for the remaining 17.6% ownership interest in CompX Group. At that time, CompX Group became the owner of the 83% of CompX that NL and TIMET had previously owned in the aggregate. These CompX shares are the sole asset of CompX Group. CompX Group recorded the shares of CompX received from NL at NL's carryover basis.

     Kronos Worldwide, Inc. Prior to December 2003, Kronos was a wholly-owned subsidiary of the Company. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. During 2004, NL paid each of its four $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which an aggregate of approximately 2.5% of Kronos' outstanding common stock were distributed to NL shareholders in the form of pro-rata dividends. In accordance with GAAP, the carrying amount of such shares of Kronos common stock distributed were accounted for as a reduction of the Company's retained earnings and aggregated $88.5 million in 2003 and $8.7 million in 2004.

     NL's December 2003 and 2004 quarterly distributions of shares of common stock of Kronos are taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed on the various dates of distribution and NL's adjusted tax basis in such stock at such dates of distribution. With respect to such shares of Kronos distributed to Valhi and Tremont, effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont. During 2003 and 2004, NL was required to recognize a tax liability with respect to the Kronos shares distributed to NL shareholders other than Valhi and Tremont, and such tax liability was approximately $22.5 million and $8.2 million, respectively. In accordance with GAAP, such tax liability has been recognized as a reduction of the Company's retained earnings in such periods.

     During the fourth quarter of 2004, Valhi and NL further amended the terms of their tax sharing agreement to provide that NL would now be required to pay up to Valhi the tax liability generated from the distribution of shares of Kronos common stock to Valhi and Tremont, including the tax related to such shares distributed to Valhi and Tremont in December 2003 and the first three quarters of 2004. In determining to so amend the terms of the tax sharing agreement, NL and Valhi considered, among other things, the changed expectation for the generation of taxable income at the NL level resulting from the inclusion of CompX in NL's consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1. Valhi and NL further agreed that such tax liability could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL. Such tax liability related to the shares of Kronos distributed to Valhi and Tremont in December 2003 and 2004, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $227 million. Accordingly, in the fourth quarter of 2004 NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of such tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at $41 per share. The transfer of such 5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, and the aggregate $52.5 million carrying amount of such shares of Kronos transferred were recorded as a reduction of the Company's paid-in capital.

     During the fourth quarter of 2004, NL sold shares of Kronos common stock in market transactions for an aggregate of $2.7 million, and the Company recognized a $2.2 million pre-tax gain related to the reduction of its ownership interest in Kronos related to such sales.

     As a result of all of the foregoing transactions, the Company's ownership of Kronos was reduced to approximately 37% as of December 31, 2004. See Note 7. At December 31, 2004, Valhi and a wholly-owned subsidiary of Valhi owned an additional 57% of Kronos' outstanding common stock.

     Other. In January 2002, the Company acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including acquisition costs of $.2 million. An entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and a wholly-owned subsidiary of Contran owned the remainder of EWI. EWI provides reinsurance brokerage services for insurance policies of the Company, its joint venture and other affiliates of Contran as well as external third-party customers. The purchase was approved by a special committee of the Company's Board of Directors consisting of two of its directors unrelated to Contran, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

     EWI's results of operations and cash flows are included in the Company's consolidated results of operations and cash flows beginning January 2002. The aggregate cash purchase price has been allocated to the assets acquired and liabilities assumed.

Note 3 - Business segment information

                                                        % owned at
  Business segment             Entity               December 31, 2004
  ------------------    ------------------------   -------------------

  Component products    CompX International Inc.            68%
  Chemicals             Kronos Worldwide, Inc.              37%

     The Company's ownership of CompX is held directly by CompX Group, Inc. The Company owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above represents NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX. See Note 2.

     As a result of the restatement of the Company's consolidated financial statements to reflect the consolidation of CompX's results of operations, the Company has, for certain periods presented, more than one operating segment (as that term is defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Accordingly, the following information is presented to comply with the disclosure requirements of SFAS No. 131, including disclosures with respect to each year in the three-year period ended December 31, 2004.

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

     CompX produces and sells component products (precision ball-bearing slides, security products and ergonomic computer support systems) for office furniture, computer related applications and a variety of other applications. CompX has production facilities in North America and Asia.

     Kronos manufactures and sells titanium dioxide pigments ("TiO2"). TiO2 is used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Kronos has production facilities located in North America and Europe. Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana. See Note 7.

     The Company evaluates segment performance based on segment operating income. Segment profit is defined as income from continuing operations before income taxes, minority interest, extraordinary items, interest expense, certain nonrecurring items and certain general corporate items. Corporate items excluded from segment profit include corporate expense, interest and dividend income not attributable to the component products business and the chemicals business, litigation settlement gains, securities transaction gains and losses and losses from the disposal of long-lived assets outside the ordinary course of business. The accounting policies of the respective business segments are the same as those described in Note 1.

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

     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location. At December 31, 2004, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $80 million (2003 - $240 million).



                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)
 Net sales:
   Chemicals                                    $  875.2         $1,008.2        $  559.1
   Component products                              166.7            173.9           182.6
                                                --------         --------        --------

     Total net sales                            $1,041.9         $1,182.1        $  741.7
                                                ========         ========        ========

 Segment profit:
   Chemicals                                    $   96.5         $  137.4        $   66.4
   Component products                                4.4              9.0            16.3
                                                --------         --------        --------

     Total segment profit                          100.9            146.4            82.7

 General corporate items:
   Interest and dividend income from
     affiliates                                      3.8              3.3             8.0
   Other interest income                             3.3              1.4             1.3
   Securities transactions, net                      (.1)             2.4             2.1
   Legal settlement gains, net                       5.2               .8              .6
   Gain on disposal of fixed assets                  -               10.4              -
   Noncompete agreement income                       4.0               .3              -
   Currency transaction gain                         6.3               -               -
   Other income                                       .1               .1              .3
   General corporate expenses, net                 (37.9)           (57.4)          (17.1)
   Interest expense                                (31.6)           (34.3)          (18.3)
                                                --------         --------        --------
                                                    54.0             73.4            59.6
     Equity in earnings of
       Kronos Worldwide, Inc.                         -                -              9.6
                                                --------         --------        --------
     Income from continuing operations
       before income taxes and
       minority interest                        $   54.0         $   73.4        $   69.2
                                                ========         ========        ========




                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)

 Net sales - point of origin:
   United States                                $  378.5         $  404.9        $  317.5
   Germany                                         404.3            510.1           294.7
   Belgium                                         123.8            150.7            98.8
   Norway                                          111.8            131.5            70.3
   Other Europe                                     89.6            110.4            56.5
   Canada                                          229.2            249.6           157.6
   Taiwan                                           14.7             13.4             9.6
   Eliminations                                   (310.0)          (388.5)         (263.3)
                                                --------         --------        --------

                                                $1,041.9         $1,182.1        $  741.7
                                                ========         ========        ========

 Net sales - point of destination:
   United States                                $  398.0         $  423.7        $  294.6
   Europe                                          463.4            574.5           335.3
   Canada                                           82.8             85.5            56.8
   Asia and other                                   97.7             98.4            55.0
                                                --------         --------        --------

                                                $1,041.9         $1,182.1        $  741.7
                                                ========         ========        ========





                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)
 Depreciation and amortization:
   Chemicals                                    $   32.2         $   39.4        $   21.8
   Component products                               13.0             14.8            14.2
   Corporate                                         1.0               .7              .4
                                                --------         --------        --------

                                                 $  46.2         $   54.9        $   36.4
                                                ========         ========        ========

 Capital expenditures:
   Chemicals                                     $  32.6         $   35.3        $   10.8
   Component products                               12.7              8.9             5.3
   Corporate                                          -                .1              .1
                                                --------         --------        --------

                                                 $  45.3         $   44.3        $   16.2
                                                ========         ========        ========


                                                               December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)
 Total assets:
   Operating segments:
     Chemicals                                  $  988.5         $1,121.9        $     -
     Component products                            203.1            212.4           169.6
   Investment in Kronos Worldwide, Inc.             -                -              175.6
   Corporate and eliminations                      123.0            142.2           202.2
                                                --------         --------        --------

                                                $1,314.6         $1,476.5        $  547.4
                                                ========         ========        ========

 Net property and equipment:
   United States                                $   52.6         $   48.2        $   42.5
   Germany                                         213.2            252.4              -
   Canada                                           77.8             87.0            19.1
   Norway                                           49.7             50.8              -
   Belgium                                          54.6             64.9              -
   Netherlands                                      10.0              9.6             7.9
   Taiwan                                            5.9              5.7             5.7
   Other                                              .2               .3              -
                                                --------         --------        --------

                                                $  464.0         $  518.9        $   75.2
                                                ========         ========        ========

     Component products segment profit, as presented above, may differ from amounts separately reported by CompX because the Company defines segment profit differently than CompX.

Note 4 - Accounts and other receivables:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Trade receivables                                $ 173,783          $  24,759
 Recoverable VAT and other receivables               12,768                551
 Allowance for doubtful accounts                     (3,994)            (1,008)
                                                  ---------          ---------

                                                  $ 182,557          $  24,302
                                                  =========          =========


Note 5 - Marketable securities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

   Valhi common stock                             $  70,450          $  75,770
   Other                                                 37                 23
                                                  ---------          ---------

                                                  $  70,487          $  75,793
                                                  =========          =========


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

     The aggregate cost basis for the Company's investment in Valhi at December 31, 2003 and 2004 was $34.6 million. The Valhi common stock owned by the Company is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission ("SEC") Rule 144. The shares of Valhi common stock cannot be voted by the Company under Delaware Corporation Law, but the Company does receive dividends from Valhi on these shares, when declared and paid. For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock.



Note 6 - Inventories:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Raw materials:
   Chemicals                                      $  61,959          $    -
   Component products                                 6,170              8,193
                                                  ---------          ---------
                                                     68,129              8,193
                                                  ---------          ---------
 In process products:
   Chemicals                                         19,855               -
   Component products                                10,852             10,827
                                                  ---------          ---------
                                                     30,707             10,827
                                                  ---------          ---------
 Finished products:
   Chemicals                                        147,270               -
   Component products                                 9,166              9,696
                                                  ---------          ---------
                                                    156,436              9,696
                                                  ---------          ---------

 Supplies                                            37,065                 65
                                                  ---------          ---------

                                                  $ 292,337          $  28,781
                                                  =========          =========

Note 7 - Investment in affiliates:

     Kronos Worldwide, Inc. At December 31, 2004, the Company held 18.3 million shares of Kronos with a quoted market price of $40.75 per share, or an aggregate market value of $744 million.

     At December 31, 2004, Kronos reported total assets of $1.4 billion and stockholders' equity of $470.8 million. Kronos' total assets at December 31, 2004 include current assets of $495.5 million, net property and equipment of $466.9 million and an investment in a TiO2 manufacturing joint venture of $120.3 million. Kronos' total liabilities at December 31, 2004 include current liabilities of $212.9 million, long-term debt of $519.4 million, accrued OPEB and pension costs aggregating $72.6 million and deferred income taxes of $60.1 million.

     During the last six months of 2004, Kronos reported net sales of $569.5 million, income from operations of $50.3 million and net income of $20.3 million. Kronos' results of operations for the first six months of 2004, and for the years ended December 31, 2002 and 2003, are included in the Company's consolidated results of operations.

     TiO2 manufacturing joint venture. Kronos Louisiana, Inc. ("KLA"), a wholly-owned subsidiary of Kronos, owns a 50% interest in Louisiana Pigment
Company,  L.P.  ("LPC").  LPC is a  manufacturing  joint  venture  that  is also
50%-owned by Tioxide Americas Inc. ("Tioxide"), a wholly-owned subsidiary of Huntsman International Holdings LLC, which through its subsidiaries, is wholly-owned by Huntsman Holdings LLC. LPC owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana.

     KLA is required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, the Company reports no equity in earnings of LPC. Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $8.0 million in 2002, $.9 million in 2003, and $8.3 million in the first six months of 2004 are stated net of contributions of $14.2 million in 2002, $13.1 million in 2003 and $8.1 million in the first half of 2004.

     LPC made net cash distributions of $15.9 million in 2002, $1.8 million in 2003 and $16.6 million in the first six months of 2004, equally split between the partners. Effective July 1, 2004, the Company no longer consolidates the financial position and results of operations of Kronos and consequently accounts for Kronos' investment in the TiO2 manufacturing joint venture as part of the Company's investment in Kronos subsequent to that date.

     At December 31, 2003, LPC reported total assets of $284.0 million and partners' equity of $260.8 million. LPC's total assets at December 31, 2003 include current assets of $57.0 million and property and equipment of $227.0 million. LPC's liabilities at December 31, 2003 include other liabilities of $23.2 million, comprised primarily of current liabilities. During the first six months of 2004, LPC reported revenues of $102.0 million (for the years ended December 31, 2002 and 2003, $186.3 million and $203.0 million, respectively) with approximately one-half attributable to each partner for each period. LPC operates on a break-even basis, consequently net income is nil for all periods.

Note 8 - Goodwill:

     Substantially all of the goodwill is related to the component products operating segment and was generated principally from CompX's acquisitions of certain business units completed prior to 2001. The remaining goodwill resulted from the acquisition of EWI in January 2002 and totaled approximately $6.4 million in 2002, 2003 and 2004. Changes in the carrying amount of goodwill related to the components products operating segment during the past three years is presented in the table below.

                                                         Component products
                                                         operating segment
                                                         ------------------
                                                           (In millions)


           Balance at December 31, 2001                      $41.9
           Changes in foreign exchange rates                   1.8
                                                             -----

           Balance at December 31, 2002                       43.7
           Changes in foreign exchange rates                   2.6
                                                             -----

           Balance at December 31, 2003                       46.3
           Impairment related to
             discontinued operations                          (6.5)
           Deferred tax adjustment                           (26.9)
           Changes in foreign exchange rates                   1.5
                                                             -----

           Balance at December 31, 2004                      $14.4
                                                             =====


     Upon adoption of SFAS No. 142 effective January 1, 2002 (see Note 21), the goodwill related to the components product operating segment was assigned to three reporting units (as that term is defined in SFAS No. 142) within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Canadian and Taiwanese operations.

     As discussed in Note 1, prior to October 2004 CompX was not a member of the Contran Tax Group, and the Company provided deferred income taxes with respect to its investment in CompX. Effective October 2004, CompX became a member of the Contran Tax Group, and the Company no longer provides such deferred income taxes. In accordance with GAAP, and as a result of CompX becoming a member of the Contran Tax Group, a net $26.9 million deferred tax liability, previously provided with respect to the Company's investment in CompX, were eliminated through a reduction in goodwill at December 31, 2004.

     In December 2004, CompX's board of directors committed to a formal plan to dispose of CompX's European operations. As a result, the Company recognized a non-cash charge of approximately $6.5 million in the fourth quarter of 2004, representing an impairment of goodwill associated with such operations, to write-down the Company's investment in such operations to its estimated realizable value based upon the expected net proceeds resulting from the sale of such operations. See Note 24.

Note 9 -       Other noncurrent assets:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

     Deferred financing costs                      $  10,417           $    -
     Unrecognized net pension obligations             13,747                -
     Definite-lived customer list
       intangible asset                                1,859               1,487
     Patents intangible assets                         1,945               1,703
     Other                                             2,050                 525
                                                   ---------           ---------

                                                   $  30,018           $   3,715
                                                   =========           =========

     Definite-lived customer list intangible asset resulted from the acquisition of EWI in January 2002. See Note 2. The intangible asset is amortized on a straight-line basis over a period of seven years (approximately four years remaining at December 31, 2004) with no assumed residual value and is presented net of accumulated amortization of $743,000 and $1.1 million as of December 31, 2003 and 2004, respectively.

     Patents intangible assets, consisting of the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX. The patents intangible asset was, and continues to be after adoption of SFAS No. 142, amortized by the straight-line method over the lives of such patents (approximately 9 years remaining at December 31, 2004), with no assumed residual value at the end of the life of the patents. Patents intangible assets are stated net of accumulated amortization of $1.5 million at December 31, 2003 and $1.7 million at December 31, 2004.

     Amortization expense of definite-lived customer list and patents intangible assets was $612,000 in 2002, $606,000 in 2003 and $603,000 in 2004, and is
expected to be approximately $625,000 in each of 2005 through 2008 and $250,000 in 2009.

Note 10 -      Accrued liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

     Employee benefits                             $  46,028          $  14,775
     Interest                                            206                  1
     Restructuring                                     3,223               -
     Planned major maintenance activities              6,327               -
     Other                                            40,755              8,358
                                                   ---------          ---------

                                                   $  96,539          $  23,134
                                                   =========          =========




Note 11 -      Other noncurrent liabilities:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

   Employee benefits                               $   4,849          $    -
   Insurance                                           4,331              2,507
   Other                                              10,294              1,521
                                                   ---------          ---------

                                                   $  19,474          $   4,028
                                                   =========          =========

Note 12 -      Long-term debt:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Kronos International, Inc. and subsidiaries:
   8.875% Senior Secured Notes                     $ 356,136          $   -
   Other                                                 603              -
                                                   ---------          ---------

                                                     356,739              -
                                                   ---------          ---------
 CompX International Inc. and subsidiaries:
   Revolving bank credit facility                     26,000               -
   Other                                                -                   127
                                                   ---------          ---------

                                                      26,000                127
                                                   ---------          ---------

                                                     382,739                127
   Less current maturities                               288                 42
                                                   ---------          ---------

                                                   $ 382,451          $      85
                                                   =========          =========

     CompX. At December 31, 2004, CompX has a $47.5 million secured revolving bank credit facility maturing in January 2006 which bears interest at rates based on either the prime rate or LIBOR. The facility is collateralized by substantially all of CompX's U.S. tangible assets as well as a pledge of at least 65% of the ownership interests in CompX's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of their assets, to another entity. In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility. At December 31, 2004, there were no outstanding draws against the facility and the full amount of the facility was available for borrowing.

     Kronos  and  its  subsidiaries.   In  July  2004,  the  Company  ceased  to
consolidate the financial position of Kronos. See Note 1.

     In June 2002, KII issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009. The KII Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. The KII Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The KII Senior Secured Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Senior Secured Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Senior Secured Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Senior Secured Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2003 the quoted market price of the KII Senior Notes was euro 1,000 per euro 1,000 principal amount.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a euro 80 million secured revolving bank credit facility ("European Credit Facility") that matures in June 2005. Borrowings may be denominated in euros, Norwegian kroner or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million. The KII bank credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The KII bank credit facility contains certain restrictive covenants that, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity.

     In September 2002, certain of Kronos' U.S. subsidiaries entered into a $50 million revolving credit facility (nil outstanding at December 31, 2004) that matures in September 2005. The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate. The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.

     In January 2004, Kronos' Canadian subsidiary entered into a Cdn. $30 million revolving credit facility that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR. The facility contains certain restrictive covenants which, among other things, restricts the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.

     Under the cross-default provisions of the KII Senior Secured Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of KII's European revolving credit facility, any outstanding borrowings under such facility may be accelerated prior to their stated maturity if the borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under such facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos. The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event any of these cross-default or change-of-control provisions become applicable, and such indebtedness is accelerated, Kronos would be required to repay such indebtedness prior to their stated maturity.

     NL. In 2002, NL redeemed $194 million principal amount of the NL Senior Secured Notes at par value, using available cash on hand ($25 million) and a portion of the net proceeds from the issuance of the KII Senior Secured Notes. In accordance with the terms of the indenture governing the NL Senior Secured Notes, on June 28, 2002, NL irrevocably placed on deposit with the NL Senior Secured Note trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date for the $169 million of NL Senior Notes redeemed using a portion of the net proceeds from the issuance of the KII Senior Notes. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as the primary obligor under the indenture as of June 30, 2002, the NL Senior Secured Notes were eliminated from the balance sheet as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. NL recognized a loss on the early extinguishment of debt of approximately $2 million in the second quarter of 2002, consisting primarily of the interest on the NL Senior Secured Notes for the period from July 1 to July 28, 2002. Such loss is recognized as a component of interest expense.

Note 13 - Minority interest:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)
 Minority interest in net assets:
   Kronos Worldwide, Inc.                          $  77,763          $   -
   CompX International, Inc.                          48,424             49,154
     NL Environmental Management Services, Inc.        8,503              9,250
     Subsidiary of Kronos Worldwide, Inc.                525               -
                                                   ---------          ---------

                                                   $ 135,215          $  58,404
                                                   =========          =========



                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands
 Minority interest in net earnings:
   Kronos Worldwide, Inc.                       $  -             $ 1,602        $145,837
   CompX International, Inc.                        299            1,814           2,993
   NL Environmental Management Services, Inc.     1,209              370             747
   Subsidiary of Kronos Worldwide, Inc.              55               72              19
                                                -------          -------        --------

                                                $ 1,563          $ 3,858        $149,596
                                                =======          =======        ========

     Kronos Worldwide, Inc. The Company commenced recognizing minority interest in Kronos' net assets and net earnings following the Company's December 2003 distribution of a portion of the shares of Kronos common stock to its stockholders and ceased to report minority interest in Kronos' net assets and net earnings commencing July 1, 2004. See Notes 1 and 2.

     Other. Other minority interest relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS's earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The stockholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS's cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS's environmental liabilities, as discussed in Note 19.

     Discontinued operations. Minority interest in losses of discontinued operations was $101,000 in 2002, $1.4 million in 2003 and $3.9 million in 2004. See Note 24.

Note 14 - Stockholders' equity:

                                                         Shares of common stock
                                              ----------------------------------------
                                               Issued        Treasury      Outstanding
                                               ------        --------      -----------
                                                           (In thousands)


 Balance at December 31, 2001                  66,845        (17,808)         49,037

 Treasury shares acquired                        -            (1,384)         (1,384)
 Treasury shares reissued                        -                37              37
                                             --------       --------         -------

 Balance at December 31, 2002                  66,845        (19,155)         47,690

 Treasury shares reissued                        -               101             101
                                             --------       --------         -------

 Balance at December 31, 2003                  66,845        (19,054)         47,791

 Treasury shares reissued                                        598             598
 Treasury shares retired                      (18,456)        18,456            -
 Common stock issued                               51           -                 51
                                             --------       --------         -------

 Balance at December 31, 2004                  48,440           -             48,440
                                             ========       ========         =======

     NL common stock options. The NL Industries, Inc. 1998 Long-Term Incentive Plan (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company and nonemployee directors. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("Predecessor Option Plan") remain outstanding at December 31, 2004, no additional options may be granted under the Predecessor Option Plan.

     Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2004, 4,089,600 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

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

                                                                           Amount      Weighted-    Weighted-
                                                           Exercise       payable      average       average
                                                          price per         upon       exercise    fair value
                                                Shares      share         exercise      price       at grant
                                                ------    ----------      --------    ----------   ----------
                                                          (In thousands, except per share amounts)

 Outstanding at December 31, 2001               2,014   $ 5.00-21.97       $32,960   $  16.36

 Granted                                           12    13.81-13.81           166      13.81        $  5.71
 Exercised                                       (545)    5.00-15.75        (7,444)     13.65
 Canceled                                        (220)   11.88-21.97        (3,623)     16.43
                                               ------   ------------       -------

 Outstanding at December 31, 2002               1,261     8.69-21.97        22,059      17.50

 Exercised                                        (95)   11.28-15.19        (1,271)     13.43
 Canceled                                         (26)    9.34-20.11          (391)     15.00
 Adjusted for Kronos common stock                             -
    distribution                                 -                          (9,885)      8.63
                                               ------   ------------       -------

 Outstanding at December 31, 2003               1,140     0.06-13.34        10,512       9.22

 Exercised                                       (643)    0.06-13.34        (6,073)      9.44
 Canceled                                        (252)    3.56-13.34        (2,038)      8.10
                                               ------   ------------       -------

 Outstanding at December 31, 2004                 245   $ 2.66-13.34       $ 2,401   $   9.80
                                               ======   ============       =======


     At December 31, 2002,  2003 and 2004 options to purchase  428,400,  695,700 and 129,500 shares, respectively, were exercisable, and options to purchase 75,200 shares become exercisable in 2005. Of the exercisable options, options to purchase 129,500 shares at December 31, 2004 had exercise prices less than the Company's December 31, 2004 quoted market price of $22.10 per share. Outstanding options at December 31, 2004 expire at various dates through 2011.

     The following table summarizes the Company's stock options outstanding and exercisable as of December 31, 2004 by price range.

                       Options outstanding                          Options exercisable
-------------------------------------------------------------  ----------------------------
                                      Weighted-
                                      average       Weighted-                   Weighted-
                      Outstanding    remaining       average    Exercisable     average
      Range of             at        contractual     exercise        at         exercise
   exercise prices      12/31/04        life          price      12/31/04       price
  -----------------   -----------   ------------   ----------   -----------   -----------

  $ 2.66  -  $ 3.25       8,550         4.1         $   2.74        8,550        $   2.74
  $ 5.19  -  $ 5.81      66,350         4.7         $   5.60       31,550        $   5.58
  $ 9.34  -  $13.34     170,200         5.3         $  11.79       89,400        $  12.06
                       --------                                  --------

                        245,100         5.1         $   9.80      129,500        $   9.86
                       ========                                  ========

     Stock option plan of subsidiaries and affiliates. Through December 31, 2004, Kronos has not granted any options to purchase its common stock. CompX maintains a stock option plan that provides for the grant of options to purchase its common stock. At December 31, 2004, options to purchase 562,000 CompX shares were outstanding with exercise prices ranging from $10.00 to $20.00 per share, or an aggregate amount payable upon exercise of $10.0 million.

     Treasury stock. During the third quarter of 2004, the Company cancelled approximately 18.5 million shares of its common stock that previously had been held in treasury. The aggregate $426.1 million cost of such treasury shares was allocated to common stock at par value, additional paid in capital and retained earnings in accordance with GAAP. Such cancellation had no impact on the net NL shares outstanding for financial reporting purposes.

Note 15 - Income taxes:

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)
 Pre-tax income (loss):
   U.S.                                         $ (19.3)         $ (15.5)       $   23.8
   Non-U.S.                                        73.3             88.9            45.4
                                                -------          -------        --------

                                                $  54.0          $  73.4        $   69.2
                                                =======          =======        ========

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%      $  18.9          $  25.7        $   24.2
 Non-U.S. tax rates                                (7.1)            (1.2)            (.5)
 Incremental U.S. tax and rate differences
  on equity in earnings of non-tax group
  companies                                         1.6              2.8              .2

 Change in deferred income tax valuation
   allowance, net                                  (3.4)            (7.2)         (308.4)

 Nondeductible expenses                             3.4              3.4             2.3
 Change in Belgian income tax law                  (2.3)              -               -
 U.S. state income taxes, net                        -                .1              .1
 Refund of prior year German income taxes            -             (38.0)           (3.1)
 Prior year tax adjustments                          -                -               .1
 Tax contingency reserve adjustment, net            2.9             14.7           (15.0)
 Other, net                                         1.1              1.9             8.6
                                                -------          -------        --------

                                                $  15.1          $   2.2        $ (291.5)
                                                =======          =======        ========



                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)
 Components of income tax expense (benefit):
   Currently payable (refundable):
     U.S. federal and state                     $   1.7          $    .3        $  (14.9)
     Non-U.S.                                      12.8            (34.0)           11.8
                                                -------          -------        --------
                                                   14.5            (33.7)           (3.1)
                                                -------          -------        --------
   Deferred income taxes (benefit):
     U.S. federal and state                        (4.5)            (1.7)          (15.1)
     Non-U.S.                                       5.1             37.6          (273.3)
                                                -------          -------        --------
                                                     .6             35.9          (288.4)
                                                -------          -------        --------

                                                $  15.1          $   2.2        $ (291.5)
                                                =======          =======        ========




                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)
 Comprehensive provision for
  income taxes (benefit) allocable to:
   Income from continuing operations            $  15.1          $   2.2        $ (291.5)
   Discontinued operations                         (0.3)            (2.6)           (0.4)
   Retained earnings                                -               22.5             8.2
   Additional paid-in capital                      (0.2)              -             52.4
   Other comprehensive income:
     Marketable securities                         (1.3)             9.4             1.9
     Pension liabilities                           (7.2)           (12.2)            1.6
     Currency translation                          (0.1)             0.1              -
                                                -------          -------        --------

                                                $   6.0          $  19.4        $ (227.8)
                                                =======          =======        ========

     The components of the net deferred tax liability at December 31, 2003 and 2004, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2003, the deferred income tax valuation allowance related to the operations of Kronos, and at December 31, 2004 related to the operations of CompX.

                                                                     December 31,
                                                  --------------------------------------------------
                                                            2003                      2004
                                                  ------------------------   -----------------------
                                                   Assets      Liabilities   Assets      Liabilities
                                                  -------     ------------   ------      -----------
                                                                      (In millions)
 Tax effect of temporary differences
  related to:
   Inventories                                    $   1.9       $  (4.1)       $  -        $    -
   Marketable securities                             -               -            -          (12.4)
   Property and equipment                            46.0         (73.3)          -           (9.5)
   Accrued OPEB costs                                 9.8            -            4.8          -
   Accrued (prepaid) pension cost                    25.1         (33.5)          5.2          -
   Accrued environmental liabilities and
    other deductible differences                     28.8            -           24.8          -
   Other accrued liabilities and deductible
    differences                                       7.2                         4.3          -
   Other taxable differences                         -           (187.1)          -          (77.2)
   Investments in subsidiaries and
    affiliates not members of the Contran
    Tax Group                                        -               -            4.5         (8.1)
 Tax on unremitted earnings of non-U.S.
  subsidiaries                                       -             (4.3)            -          -
 Tax loss and tax credit carryforwards              163.9            -            8.6          -
 Valuation allowance                               (193.8)           -           (4.2)         -
                                                  -------       -------        ------      -------
   Adjusted gross deferred tax assets
    (liabilities)                                    88.9        (302.3)         48.0       (107.2)
 Netting of items by tax jurisdiction               (69.1)         69.1         (38.1)        38.1
                                                  -------       -------        ------      -------
                                                     19.8        (233.2)          9.9        (69.1)
 Less net current deferred tax asset
  (liability)                                        12.7          (3.9)          9.4        (23.8)
                                                  -------       -------        ------      -------

   Net noncurrent deferred tax asset
    (liability)                                   $   7.1       $(229.3)       $   .5      $ (45.3)
                                                  =======       =======        ======      =======



                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)

Decrease (increase) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria   $(3.4)          $ (7.2)        $ 308.4
  Foreign currency translation                    21.6             28.2             3.2
  Deconsolidation of Kronos                         -                -              3.2
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                            12.6            (12.5)         (125.2)
                                                 -----           ------         -------

                                                 $30.8           $  8.5         $ 189.6
                                                 =====           ======         =======

     A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.3 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgian temporary differences.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court (the "Court") that the Court had ruled in Kronos' favor concerning a claim for refund suit in which Kronos sought refunds of prior taxes paid during the periods 1990 through 1997. KII and Kronos' German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit for these net funds in its 2003 results of operations. For the year ended December 31, 2004, Kronos recognized a net refund of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amount. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended returns with respect to the 1990 through 1994 tax years. Through December 2004, KII's German operating subsidiary had received net refunds of euro 35.6 million ($44.7 million when received). All refunds relating to the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and Kronos received euro 21.5 million ($24.6 million) in 2003.

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o NL's and EMS's 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $26 million, including interest, up front as a partial payment of the settlement amount (which amount is expected to be paid in the next 12 months and is classified as a current liability at December 31, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the 15 year time period beginning in 2004. NL has signed the settlement agreement that was prepared by the IRS. The IRS signed the settlement agreement in January 2005, and the case will be closed after certain procedural matters are concluded, which procedural matters both NL and its outside legal counsel believe are perfunctory. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL has decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized a $12.6 million tax benefit in the second quarter of 2004 related to the revised estimate. In addition, during the second quarter of 2004, the Company recognized a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believes now meet the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance relates to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of EMS) utilized such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance relates to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believes meet the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions have been, or will be, included in NL's taxable income.

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including interest, of approximately euro 6 million ($8 million at December 31, 2004). Kronos has filed a protest to this assessment and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($13 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2004) relating to the years 1998 to 2000. Kronos has objected to this proposed assessment.

o Kronos has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies of Cdn. $11.4 million ($7.7 million). Kronos is in the process of filing a protest and believes a significant portion of the assessment is without merit.

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

     At December 31, 2004, (i) Kronos had the equivalent of $671 million and $232 million of the net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date and (ii) CompX had $8.4 million of U.S. net operating loss carryforwards expiring in 2007 through 2018. At December 31, 2004, the U.S. net operating loss carryforwards of CompX may only be used to offset future taxable income of a subsidiary of CompX acquired prior to 2001, are not available to offset future taxable income of other members of the Contran Tax Group and are limited in utilization to approximately $400,000 per year.

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII, principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. KII had generated positive taxable income in Germany for both German corporate and trade tax purposes since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters. However, offsetting this positive evidence was the fact that prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of the uncertainty caused by this negative evidence, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed at that time that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then-current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any positive evidence to indicate that the downward trend would improve. If the price trend continued downward throughout all of 2004 (which was a possibility given Kronos' prior experience), Kronos would likely have a taxable loss in Germany for 2004. If the downward trend in prices had abated, ceased, or reversed at some point during 2004, then Kronos would likely have taxable income in Germany during 2004. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria and that it would not be appropriate to reverse the deferred income tax asset valuation allowance, given the likelihood that Kronos would generate a taxable loss in Germany during 2004. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believed its selling prices would continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. The fact that Kronos' selling prices started to increase during the second quarter of 2004, combined with the fact that Kronos and its competitors had announced additional price increases (which based on past experience indicated to Kronos that some portion of the additional price increases would be realized in the marketplace), provided additional positive evidence that was not present at December 31, 2003. Consequently, Kronos' revised projections now reflected taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, including the fact that (i) KII had generated positive taxable income in Germany since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters, (ii) Kronos was now projecting positive taxable income in Germany for 2004 and 2005 and (iii) the German net operating loss carryforwards have no expiration date, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now met the "more-likely-than-not" recognition criteria, and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, Kronos believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given the number of years for which KII has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when KII had a significantly higher level of outstanding indebtednesss than it currently has outstanding, and the fact that the net operating loss carryforwards have no expiration date, Kronos concluded it was now appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards because the benefit of such operating loss carryforwards now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting from income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, Kronos has recognized a $280.7 million income tax benefit in 2004 related to the complete reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $280.7 million, (i) $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, (ii) $268.6 million relates to the valuation allowance reversal recognized as of June 30, 2004 and (iii) $3.4 million relates to the valuation allowance reversal recognized during the last six months of 2004.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. The Company is still studying the new law, including the technical provisions related to the two complex provisions noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not definitively determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction. If the Company determines it qualifies for the special deduction, the tax benefit of such special deduction would be recognized in the period earned. With respect to the special dividends received deduction for certain dividends received from controlled foreign corporations, the Company will likely not be able to complete its evaluation of whether it would benefit from the special dividends received deduction until sometime after the U.S. government has issued clarifying regulations regarding this provision of the Act, the timing for the issuance of which is not known. At December 31, 2004, the aggregate amount of unremitted earnings that is potentially subject to the special dividends received deduction is approximately $638 million for Kronos and $24 million for CompX. The Company is unable to reasonably estimate a range of income tax effects if such unremitted earnings would be repatriated and become eligible for the special dividends received deduction, as the calculation would be extremely complex.

     In January 2005, CompX completed its disposition of the Thomas Regout operations in Europe (see Note 24 to the financial statements). The Company currently expects to generate a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by the Company is appropriate under GAAP in the fourth quarter of 2004 at the time such operations were classified as held for sale. However, the Company has also determined, based on the weight of available evidence, that realization of such benefit does not currently meet the more-likely-than-not recognition criteria, and therefore the deferred tax asset related to the capital loss carryforward has been fully offset by a deferred income tax asset valuation allowance at December 31, 2004. The $4.2 million deferred income tax benefit related to the U.S. capital loss and the offsetting valuation allowance are both reflected as a component of discontinued operations.

Note 16 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Non-U.S. employees are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2004, the Company currently expects to contribute the equivalent of approximately $400,000 to all of its defined benefit pension plans during 2005.

     As discussed in Note 1, effective July 1, 2004 the Company ceased to consolidate Kronos and commenced accounting for its interest in Kronos by the equity method. Accordingly, commencing July 1, 2004, the Company ceased to consolidate the employee benefit obligations and expenses of Kronos.

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




                                                          Years ended December 31,
                                                          ------------------------
                                                          2003                2004
                                                          ----                ----
                                                               (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year         $ 302,377         $377,634
   Service cost                                             5,347            3,379
   Interest cost                                           18,225           11,655
   Participant contributions                                1,357              716
   Plan amendments                                          3,200                -
   Actuarial losses                                        25,437            2,832
   Change in foreign currency exchange rates               43,514           15,739
   Benefits paid                                          (21,823)         (12,118)
   Adjustment to cease consolidation of Kronos               -            (347,413)
                                                        ---------        ---------

       Benefit obligations at end of the year           $ 377,634        $  52,424
                                                        =========        =========

 Change in plan assets:
   Fair value of plan assets at beginning
     of the year                                        $ 226,761         $241,235
   Actual return on plan assets                            (6,391)          17,644
   Employer contributions                                  14,082            9,106
   Participant contributions                                1,357              716
   Change in foreign currency exchange rates               27,249           10,198
   Benefits paid                                          (21,823)         (12,118)
   Adjustment to cease consolidation of Kronos               -            (222,880)
                                                        ---------        ---------

       Fair value of plan assets at end of year         $ 241,235        $  43,901
                                                        =========        =========

 Funded status at end of the year:
   Plan assets less than PBO                            $(136,399)       $  (8,523)
   Unrecognized actuarial losses                          131,172           10,668
   Unrecognized prior service cost                          8,566                -
   Unrecognized net transition obligations                  5,079             (141)
                                                        ---------        ---------

                                                        $   8,418        $   2,004
                                                        =========        =========

 Amounts recognized in the balance sheet:
   Unrecognized net pension obligations                 $  13,747           $    -
   Accrued pension costs:
     Current                                               (8,366)               -
     Noncurrent                                           (81,180)          (8,352)
   Accumulated other comprehensive loss                    84,217           10,356
                                                        ---------        ---------

                                                        $   8,418        $   2,004
                                                        =========        =========




                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands

 Net periodic pension cost:
   Service cost benefits                       $  4,538         $  5,347       $   3,379
   Interest cost on PBO                          16,510           18,225          11,655
   Expected return on plan assets               (16,099)         (17,580)        (11,181)
   Amortization of prior service cost               307              354             285
   Amortization of net transition
     obligations                                    515              733             262
   Recognized actuarial losses                    1,223            1,800           2,389
                                               --------         --------       ---------

                                               $  6,994         $  8,879       $   6,789
                                               ========         ========       =========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2003 and 2004 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.




                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----

Discount rate                                        5.5%                5.8%
Increase in future compensation levels               2.8%           not applicable

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2002, 2003 and 2004 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)

Discount rate                                     6.2%             5.9%            5.9%
Increase in future compensation levels            2.8%             2.6%       not applicable
Long-term return on plan assets                   7.5%             7.2%           10.0%

     As of December 31, 2004, the accumulated benefit obligations for all defined benefit pension plans was approximately $51 million (2003 - $332 million). At December 31, 2004, the projected benefit obligations for all defined benefit pension plans was comprised of $42 million related to U.S. plans and $9 million related to non-U.S. plans (2003 - $57 million and $320 million, respectively). The Company uses a September 30th measurement date for their defined benefit pension plans.

     At December 31, 2004, the fair value of plan assets for all defined benefit pension plans was comprised of $38 million related to U.S. plans and $6 million related to non-U.S. plans (2003 - $44 million and $197 million, respectively).

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2003 and 2004, 86% and 17%, respectively, of the projected benefit obligations of such plans relate to non-U.S. plans.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

   Projected benefit obligation                    $377,634           $ 52,424
   Accumulated benefit obligation                   332,399             50,694

   Fair value of plan assets:
     U.S. plans                                      44,356             38,201
     Non - U.S. plans                               196,879              5,700

     At December 31, 2003 and 2004, all of the assets attributable to U.S. plans were invested in The Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

     At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments. At December 31, 2003, the asset mix of the CMRT was 63% in U.S. equity securities, 24% in U.S. fixed income securities, 7% in international equity securities and 6% in cash and other investments.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons. Mr. Harold Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. For the year ended December 31, 2004, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 17-year history of the CMRT from its inception in 1987 through December 31, 2004, the average annual rate of return has been approximately 13%.

     The Company expects future benefits paid from all defined benefit pension plans are as follows:

                                                    Amount
 Years ending December 31,                      (In thousands)
 -------------------------                      --------------

     2005                                          $  2,923
     2006                                             2,878
     2007                                             2,873
     2008                                             2,905
     2009                                             2,929
     2010 to 2014                                    15,967


     Effective January 1, 2001, CompX ceased providing future defined pension benefits under its plan in the Netherlands. Certain obligations related to the terminated plan were not been fully settled until 2002. Upon settling the remaining obligations, CompX recognized a $677,000 settlement gain in 2002.

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $2.3 million in 2002, $2.5 million in 2003 and $2.0 million in 2004, primarily related to CompX.

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

     The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2004, the expected rate of increase in future health care costs is 9% in 2005, declining to 5.5% in 2009 and thereafter. (In 2003 the expected rate of increase in future healthcare costs ranged from 8% to 10% in 2004, declining to 5.5% in 2009 and thereafter.) If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by approximately $100,000 (decreased by $100,000) in 2004, and the actuarial present value of accumulated OPEB obligations at December 31, 2004 would have increased by $900,000 (decreased by $800,000). At December 31, 2004, the Company currently expects to contribute the equivalent of approximately $2.0 million to all of its OPEB plans during 2005, and aggregate benefit payments to OPEB plan participants are expected to be the equivalent of approximately $2.0 million in 2005, $1.6 million in 2006, $1.6 million in 2007, $1.5 million in 2008, $1.5 million in 2009 and $6.5 million during 2010 through 2014.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Change in projected OPEB obligations:
   Obligations at beginning of the year            $ 32,899           $ 33,429
   Service cost                                         152                116
   Interest cost                                      2,063              1,386
   Plan amendments                                     -                (1,385)
   Actuarial losses (gain)                            1,355             (2,759)
   Change in foreign currency exchange rates            772                206
   Benefits paid                                     (3,812)            (3,500)
   Adjustment to cease consolidation of Kronos         -               (11,590)
                                                   --------           --------

   Obligations at end of the year                  $ 33,429           $ 15,903
                                                   ========           ========

 Change in plan assets:
   Employer contributions                          $  3,812           $  3,500
   Benefits paid                                     (3,812)            (3,500)
                                                   --------           --------

   Fair value of plan assets at end of the year    $   -              $   -
                                                   ========           ========

 Funded status at end of the year:
   Plan assets less than benefit obligations       $(33,429)          $(15,903)
   Unrecognized net actuarial losses                  6,854              3,284
   Unrecognized prior service credit                 (1,633)              (968)
                                                   --------           --------

                                                   $(28,208)          $(13,587)
                                                   ========           ========

 Accrued OPEB costs recognized in
   the balance sheet:
   Current                                         $  4,797           $  3,015
   Noncurrent                                        23,411             10,572
                                                   --------           --------

                                                   $ 28,208           $ 13,587
                                                   ========           ========



                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands)

 Net periodic OPEB cost:
   Service cost                                 $   103          $   152          $  116
   Interest cost                                  2,028            2,063           1,386
   Expected return on plan assets                    (3)            -               -
   Amortization of prior service credit          (2,075)          (2,075)           (540)
   Recognized actuarial losses                       27              189             132
                                                -------          -------          ------

                                                $    80          $   329          $1,094
                                                =======          =======          ======

     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2004 was 5.7% (2003 - 5.9%). Such weighted average rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material affect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2004 was 5.9% (2003 - 6.5%; 2002 - 7.0%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material affect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of assumed rate of return on plan assets also does not have a material affect on the net periodic OPEB cost as there were no plan assets as of December 31, 2003 or 2004.

     As of December 31, 2004, the accumulated benefit obligations for all OPEB plans was approximately $15.9 million (2003 - $33.4 million). The Company uses a September 30th measurement date for their OPEB plans. At December 31, 2004, all of the Company's consolidated accrued OPEB costs related to the Company's U.S. plan.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, the Company determined that benefits provided by its plan are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which is accounted for prospectively from the date actuarial equivalence was determined, as permitted by and in accordance with FASB Staff Position No. 106-2, did not have a material impact on the accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

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

     Receivables from and payables to affiliates are summarized in the table below.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

 Current receivables from affiliates:
   Income taxes refundable from Valhi              $   306             $ 1,634
   TIMET                                                50                -
   Other                                                 5                -
                                                   -------             -------

                                                   $   361             $ 1,634
                                                   =======             =======

 Noncurrent receivable from affiliate -
   loan to Contran family trust                    $14,000             $10,000
                                                   =======             =======

 Current payables to affiliates:
   Louisiana Pigment Company                       $ 8,560             $  -
   Income taxes payable to Valhi                    10,512                  86
   Kronos                                                -                  16
   Tremont                                             445                 289
   Other                                                20                -
                                                   -------             -------

                                                   $19,537             $   391
                                                   =======             =======

     Amounts payable to LPC were generally for Kronos' purchases of TiO2. Purchases of TiO2 from LPC were $92.4 million in 2002, $101.3 million in 2003 and $51.0 million in the first half of 2004. See Note 7.

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

     In 2001, EMS, NL's majority-owned environmental management subsidiary, extended a $25 million revolving credit facility to one of the family trusts discussed in Note 1 ($14 million and $10 million outstanding at December 31, 2003 and 2004, respectively). The loan bears interest at prime, is due on demand with 60 days notice and is collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The value of the collateral is dependent, in part, on the value of Valhi as Contran's beneficial ownership interest in Valhi is one of Contran's more substantial assets. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. At December 31, 2004, $15 million is available for borrowing by the family trust, and the loan has been classified as a noncurrent asset because EMS does not presently intend to demand repayment within the next 12 months.

     At December 31, 2003, the Company had entered into a revolving credit facility with Tremont pursuant to which Tremont could borrow up to $15 million from the Company through December 31, 2004. Borrowings (none at December 31,
2003) bore interest at prime plus 2%, with interest payable quarterly, and were collateralized by the 10.2 million shares of NL common stock and 5.1 million shares of Kronos owned by Tremont. This facility was terminated at December 31, 2004.

     Interest income on all loans to affiliates was $3.2 million in 2002, $2.2 million in 2003 and $6.9 million in 2004, including $1.3 million in 2002, $1.4 million in 2003 and $1.5 million in 2004 in interest income from CompX's discontinued operation. Also included in 2004 is $4.7 million in interest income related to a $200 million note receivable from Kronos that was distributed to NL in December 2003. A portion of such note was used to acquire CompX in September 2004. See Note 1. The remainder of the note was repaid in 2004. Interest income earned prior to July 1, 2004 was eliminated upon consolidation.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The net ISA fees charged to the Company including Kronos and CompX, aggregated approximately $3.6 million in 2002, $4.1 million in 2003 and $8.1 million in 2004. The increase in the aggregate ISA fee charged to the Company in 2004 is due primarily to approximately 30 staff positions, who had previously been compensated by NL and Kronos, who in 2004 commenced being compensated by Contran. NL had an ISA with TIMET whereby NL provided certain services to TIMET for approximately $300,000 in 2002 and $14,000 in 2003.

     Tall Pines Insurance Company, Valmont Insurance Company (which merged into Tall Pines in December 2004, with Tall Pines surviving the merger) and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is currently a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold
C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners for an aggregate cash purchase price of approximately $9 million. See Note 2. The purchase was approved by a special committee of NL's board of directors consisting of two of its independent directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The aggregate premiums paid by the Company to Tall Pines and Valmont were $10.6 million in 2002, $8.2 million in 2003 and $4.3 million in 2004, and the aggregate premiums paid by affiliates (other than the Company and its joint venture) for policies provided or brokered by EWI prior to its acquisition by the Company were $6.5 million in 2002. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines, Valmont and EWI. The aggregate premiums paid by affiliates of the Company for insurance brokered by EWI were approximately $15 million in both 2003 and 2004. The Company expects that these relationships with Tall Pines and EWI will continue in 2005.

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

     Capital transactions with affiliates during 2002 and 2003, as reflected on the accompanying Consolidated Statements of Cash Flows, relates principally to CompX dividends paid to Valhi and Valcor.

Note 18 - Other income; noncompete agreement income and litigation settlement gains:

     Other income for the years ended December 31, 2002, 2003 and 2004 is summarized below:

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands)

   Contract dispute settlement                  $  -             $  -            $ 6,289
   Other                                            377              436             664
                                                -------          -------         -------

                                                $   377          $   436         $ 6,953
                                                =======          =======         =======

     The contract dispute settlement relates to Kronos' settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized in 2004 represents the present value of the future payments to be paid by the customer to Kronos. Of such $7.3 million, $1.5 million was paid to Kronos in the second quarter of 2004, $1.75 million is due in each of the second quarter of 2005 and 2006 and $2.25 million is due in the second quarter of 2007.

     NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business was recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ended in January 2003 ($4 million recognized in 2002 and $333,000 recognized in 2003).

     In 2002, 2003 and 2004, the Company recognized $5.2 million, $823,000 and $552,000 respectively, of net gains from legal settlements, all of which relates to settlements with certain of its former insurance carriers. These and similar settlements from 2000 and 2001 resolved court proceedings in which the Company sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. Proceeds from substantially all of the settlements reached in 2000 and 2001 were transferred by the carriers to special purpose trusts formed by the Company to pay for certain of its future remediation and other environmental expenditures. At December 31, 2003 and 2004, restricted cash equivalents and debt securities include an aggregate of $24 million and $19 million, respectively, held by such special purpose trusts.

Note 19 - Commitments and contingencies:

     Lead pigment litigation. The Company's former operations included the manufacture of lead pigments for use in paint and lead-based paint. Since 1987, NL, other former manufacturers of lead pigments for use in paint, and lead-based paint, and the Lead Industries Association, which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which the Company is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although the Company is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against the Company in the future.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases.

     Environmental matters and litigation. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past andcurrent operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to comply with environmental laws and regulations at all of its plants and to strive to improve environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in approximately 60 governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

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

     A summary of the activity in the Company's accrued environmental costs during the past three years is presented in the table below. The amount shown in the table below for payments against the Company's accrued environmental costs is net of a $1.5 million recovery of remediation costs previously expended by NL that was paid to NL by other PRPs in the third quarter of 2004 pursuant to an agreement entered into by NL and the other PRPs.

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands)

 Balance at the beginning of the year           $100,748         $ 91,506        $ 77,481
 Additions charged to expense                      9,388           26,211           1,602
 Payments                                        (18,630)         (40,236)        (11,266)
                                                --------         --------        --------

 Balance at the end of the year                 $ 91,506         $ 77,481        $ 67,817
                                                ========         ========        ========

 Amounts recognized in the balance sheet:
   Current liability                                             $ 19,627        $ 16,570
   Noncurrent liability                                            57,854          51,247
                                                                 --------        --------

                                                                 $ 77,481        $ 67,817
                                                                 ========        ========

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2003 and 2004, no receivables from recoveries have been recognized.

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At December 31, 2004, the Company had accrued $68 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $93 million. The Company's estimates of such liabilities have not been discounted to present value.

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

     At December 31, 2004, there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company did have association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     At December 31, 2004, NL had $19 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures (2003 - $24 million). Use of such restricted balances does not affect the Company's consolidated net cash flows. Such restricted balances declined by approximately $35 million during 2003 due primarily to a $30.8 million payment made by NL related to the final settlement of one of NL's sites.

     Other litigation. The Company has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly owned operations containing asbestos, silica and/or mixed dust. Approximately 500 of these cases involving a total of approximately 22,000 plaintiffs and their spouses remain pending, down from cases involving approximately 32,000 plaintiffs from one year ago. Of these plaintiffs, approximately 4,700 are represented by five cases pending in Mississippi state courts, and approximately 5,000 are represented by three cases that have been removed to federal court in Mississippi where they have been, or are in the process of being transferred to the multi-district litigation (MDL) pending in the United States District Court for the Eastern District of Pennsylvania. The Company has not accrued any amounts for this litigation because liability that might result to the Company, if any, cannot be reasonably estimated. In addition, from time to time, the Company has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of the Company, including notices provided to insurers with which the Company has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from the Company.

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

     Concentrations of credit risk. Sales of TiO2 accounted for substantially all of Kronos' net sales from continuing operations during each of 2002, 2003 and 2004. TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers accounting for approximately one-fourth of Kronos' net sales in each of the last three years. By volume, approximately one-half of Kronos' TiO2 sales were to Europe in each of the past three years with about 40% attributable to North America.

     Component products are sold primarily in North America to original equipment manufacturers in North America and Europe. In 2004, the ten largest customers accounted for approximately 43% of component products sales (2003 - 44%; 2002 - 38%).

     At December 31, 2004, consolidated cash, cash equivalents and restricted cash includes $82.8 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2003 - $38 million), all of which is held in trust for the Company by a single U.S. bank (2003 - $17 million).

     Capital expenditures. Firm purchase commitments for capital projects in process and for raw material and other purchase commitments at December 31, 2004 approximated $3.3 million and $12.6 million, respectively. The purchase obligations consist of all open purchase orders and contractual obligations, primarily commitments to purchase raw materials.

     Other.  Royalty expense was $708,000 in 2002, $450,000 in 2003 and $222,000 in 2004. Royalties relate principally to certain products manufactured by CompX in Canada and sold in the United States under the terms of third-party patent license agreements, one of which expired in 2003 and the remaining agreement expires in 2021.

     Rent expense, principally for Kronos' operating facilities and equipment was $11 million in 2002, $13 million in 2003 and $6 million in 2004. At December 31, 2004, future minimum rentals under noncancellable operating leases are approximately $942,000 in 2005, $717,000 in 2006, $338,000 in 2007, $164,000 in
2008, $160,000 in 2009 and $480,000 thereafter.

Note 20 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                                     December 31,                December 31,
                                                                         2003                        2004
                                                              ---------------------------  -------------------------
                                                                Carrying        Fair         Carrying      Fair
                                                                 Amount        Value          Amount       Value
                                                              ------------- -------------  -------------------------
                                                                                  (In millions)
Cash, cash equivalents, current
   and noncurrent restricted
   cash equivalents and current
   and noncurrent restricted
   marketable debt securities                                    $ 121.6       $ 121.6       $ 120.3     $  120.3
Marketable equity securities -
   classified as available-for-sale                              $  70.5       $  70.5       $  75.8     $   75.8

Notes payable and long-term debt:
  Fixed rate with market quotes-
    8.875% Senior Secured Notes                                  $ 356.1       $ 356.1       $    -      $    -
  Other fixed rate debt                                               .6            .6            -           -
  Variable rate debt                                                26.0          26.0            -           -

Minority interest in Kronos common stock                         $  77.8       $ 530.2       $    -      $    -
Minority interest in CompX common stock                             48.4          30.4          49.2         79.4

Common stockholders' equity                                      $ 283.2       $ 559.2       $ 287.5     $1,070.5

     Fair value of the Company's marketable equity securities, restricted marketable debt securities and Notes, and the fair value of the Company's common stockholder's equity and minority interest in Kronos and CompX, are based upon quoted market prices at each balance sheet date.

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2004, CompX held a series of contracts to exchange an aggregate of U.S. $7.2 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar. Such contracts mature through March 2005. The exchange rate was $1.21 per U.S. dollar at December 31, 2004. At December 31, 2003 CompX held contracts maturing through February 2004 to exchange an aggregate of U.S. $4.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar. At December 31, 2003, the actual exchange rate was Cdn. $1.31 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2003 and 2004.

     At December 31, 2003, Kronos had also entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of euro 40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of Kronos' European subsidiaries. At December 31, 2004, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

     The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 2002, 2003 or 2004.

Note 21 - Accounting principles newly adopted in 2002, 2003 and 2004:

     Impairment of long-lived assets. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of prior GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company.

     Goodwill. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), is no longer amortized on a periodic basis. Goodwill (other than equity method goodwill) is subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill is not tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with any of the Company's equity method investees. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 ceased to be periodically amortized as of January 1, 2002, and all goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 was not periodically amortized from the date of such combination.

     Goodwill attributable to the component products operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Candaian and Taiwanese operations. No goodwill is attributable to the chemicals operating segment. See Note 8. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     The Company completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist as of such date. In accordance with the requirements of SFAS No. 142, the Company will review the goodwill of its reporting unit for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments were deemed to exist as a result of the Company's annual impairment reviews completed during 2002, 2003 and 2004. However, as a result of CompX's decision to dispose of its European operations, CompX recognized a goodwill impairment charge in the fourth quarter of 2004. See Note 8.

     Asset retirement obligations. The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

                                                                 Amount
                                                              ------------
                                                              (in millions)

Increase in carrying value of net property,
 plant and equipment:
  Cost                                                            $ .4
  Accumulated depreciation                                         (.1)
Decrease in carrying value of previously-accrued
 closure and post-closure activities                                .3
Asset retirement obligation recognized                             (.6)
                                                                  ----

  Net impact                                                      $  -
                                                                  ====

     The increase in the asset retirement obligations in 2003 and 2004, approximately $200,000 in each year, is due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of sales in the accompanying statement of income, was less than $100,000 for each of the years ended December 31, 2003 and 2004. At December 31, 2004, the Company no longer consolidates the financial position of Kronos and therefore no longer reports any asset retirement obligations.

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

     Variable interest entities. The Company complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51, as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require the Company to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.


Note 22 - Quarterly results of operations (unaudited):

                                                                       Quarter ended
                                                ------------------------------------------------------
                                                 March 31       June 30        Sept. 30       Dec. 31
                                                ---------      --------       ---------      --------
                                                           (In millions, except per share data)

 Year ended December 31, 2003
   Net sales                                      $295.3       $ 308.5         $287.0         $291.3
   Cost of sales                                   222.8         232.2          213.3          213.8

   Income from continuing operations              $ 10.2       $  29.5         $ 17.9         $  9.7
   Discontinued operations                           (.4)          (.5)          (1.6)           (.3)
                                                  ------       -------         ------         ------
          Net income                              $  9.8       $  29.0         $ 16.3         $  9.4
                                                  ======       =======         ======         ======


     Basic and diluted earnings per
       common share                               $  .20       $   .61         $  .34         $  .19

 Year ended December 31, 2004
   Net sales                                      $306.8       $ 342.0         $ 46.3         $ 46.6
   Cost of sales                                   237.4         262.8           35.9           36.4

   Income from continuing operations              $  5.1       $ 189.6         $  8.6         $  7.8
   Discontinued operations                            -             .2             .2           (1.1)
                                                  ------       -------         ------         ------

   Net income                                     $  5.1       $ 189.8         $  8.8         $  6.7
                                                  ======       =======         ======         ======

     Basic and diluted earnings per
       common share                               $  .11       $  3.92         $  .18         $  .14


     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

     During the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the quarterly results of operations for 2004, as presented above, reflects this additional tax benefit. Accordingly, income from continuing operations for the second quarter of 2004 of $189.6 million ($3.92 per basic share), as reflected above, differs from the $180.9 million ($3.74 per basic share) that would have been reported by the Company in the second quarter of 2004, giving effect to the acquisition of CompX discussed in Note 2. Such $8.7 million increase in income from continuing operations is comprised of (i) the additional deferred income tax benefit of $17.3 million and (ii) an additional minority interest in earnings of $8.6 million.

Note 23 - Accounting principles not yet adopted:

     Inventory costs. The Company will adopt SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs are charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. The Company will adopt SFAS No. 123R, "Share-Based Payment" as of July 1, 2005. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after July 1, 2005, and to all awards existing as of June 30, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of July 1, 2005, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of June 30, 2005 over the remaining vesting period. Because the Company has not granted any options to purchase its common stock and is not expected to grant any options prior to July 1, 2005 and because the number of non-vested awards as of June 30, 2005 with respect to options granted by NL to employees of the Company and its subsidiaries and affiliates is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should the Company or its subsidiaries and affiliates, however, grant a significant number of options in the future, the effect on the Company's consolidated financial statements could be material.

     Impairment of investments. In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01, the effective date of which is still pending based upon a deferral granted by the Financial Accounting Standards Board, provides guidance for determining when an investment covered by its scope is considered impaired, whether any impairment is other than temporary and the date when an impairment loss is to be recognized. The Company does not currently expect compliance with EITF No. 03-01 will have a material affect on its consolidated financial statements, whenever it becomes effective.

Note 24 - Discontinued operations:

     In December 2004, CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in the Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 3), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheets or statements of cash flows. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the estimated fair value less costs to sell of such operations exceeded the carrying amount of the related net assets, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout operations to estimated realizable value. Such impairment charge represented an impairment of goodwill. See Note 8.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $18.4 million in cash and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company will no longer include the results of operations of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of Thomas Regout approximated the net realizable value previously estimated at the time the goodwill impairment charge was recognized.

     Condensed income statement data for Thomas Regout is presented below. The $6.5 million impairment charge is included in Thomas Regout's operating loss for 2004. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with CompX, which indebtedness arose at the time of CompX's acquisition of such operations prior to 2002 and corresponded to certain third-party indebtedness CompX incurred at the time such operations were acquired.

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----


Net sales                                        $ 31.3          $ 35.3           $ 41.7
                                                 ======          ======           ======

Operating income (loss)                          $   .1          $ (5.5)          $ (3.5)
Settlement gain                                      .7              -                -
Interest expense                                   (1.3)           (1.4)            (1.5)
Income tax benefit (expense)                         .2             2.6               .4
Minority interest in losses (earnings)               .1             1.4              3.9
                                                 ------          ------           ------

                                                 $  (.2)         $ (2.9)          $  (.7)
                                                 ======          ======           ======

     Condensed balance sheet data for Thomas Regout, included in the Company's consolidated balance sheets, is presented below.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----

Current assets                                      $ 12.7             $  18.0
Noncurrent assets                                     25.9                11.0
                                                    ------             -------

                                                    $ 38.6             $  29.0
                                                    ======             =======

Current liabilities                                 $  7.1             $   5.0
Net assets                                            31.5                24.0
                                                    ------             -------

                                                    $ 38.6             $  29.0
                                                    ======             =======

     Included in the net assets of Thomas Regout are certain intercompany loans payable by Thomas Regout to CompX which are eliminated in the Company's consolidated balance sheet.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of NL Industries, Inc.:

     Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                      PricewaterhouseCoopers LLP


Dallas, Texas
March 30, 2005




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2003 and 2004

                                 (In thousands)

                                                              2003              2004
                                                              ----              ----

 Current assets:
   Cash and cash equivalents                               $   2,428        $  45,029
   Restricted cash equivalents                                14,725            3,131
   Restricted marketable debt securities                       6,147            6,713
   Accounts and notes receivable                                 536              478
   Receivable from subsidiaries                                  932            1,954
   Prepaid expenses                                              709              151
   Deferred income taxes                                       7,745            8,199
                                                           ---------        ---------

       Total current assets                                   33,222           65,655
                                                           ---------        ---------

 Other assets:
   Marketable securities                                      52,741           56,707
   Restricted marketable debt securities                       4,284            3,848
   Investment in subsidiaries                                187,102          119,278
   Investment in Kronos Worldwide, Inc.                            -          175,578
   Note receivable from Kronos Worldwide, Inc.               200,000                -
   Other                                                         331              301
   Property and equipment, net                                   647              646
                                                           ---------        ---------

       Total other assets                                    445,105          356,358
                                                           ---------        ---------

                                                           $ 478,327        $ 422,013
                                                           =========        =========

 Current liabilities:
   Payable to affiliates                                   $  12,429        $   1,644
   Accounts payable and accrued liabilities                   14,375           11,140
   Income taxes                                                  372            1,050
   Accrued environmental costs                                13,745           11,216
   Deferred taxes                                               -              23,842
                                                           ---------        ---------

       Total current liabilities                              40,921           48,892
                                                           ---------        ---------

 Noncurrent liabilities:
   Notes payable to affiliates                                22,320                -
   Deferred income tax                                        75,406           40,011
   Accrued environmental costs                                26,510           23,050
   Accrued pension cost                                       13,019            7,968
   Accrued postretirement benefits cost                       12,235           10,572
   Other                                                       4,727            4,028
                                                           ---------        ---------

       Total noncurrent liabilities                          154,217           85,629
                                                           ---------        ---------

 Stockholders' equity                                        283,189          287,492
                                                           ---------        ---------

                                                           $ 478,327        $ 422,013
                                                           =========        =========

 Contingencies (Note 3)




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         Condensed Statements of Income

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                          2002            2003            2004
                                                          ----            ----            ----

 Revenues and other income (expense):
     Equity in income from continuing
        operations of subsidiaries                     $ 69,557        $ 92,192        $169,966
   Interest and dividends                                 2,494           1,858           1,420
   Interest income from subsidiaries                     12,165           1,184          13,649
   Securities transactions, net                            (105)          2,737           2,113
   Litigation settlements gains, net                      5,225             823             552
   Disposition of property & equipment                        1          10,325              99
   Other income, net                                      4,080             414             223
                                                       --------        --------        --------

                                                         93,417         109,533         188,022
                                                       --------        --------        --------

 Costs and expenses:
   General and administrative                            35,431          54,154          17,984
   Interest                                              34,217             909             409
                                                       --------        --------        --------

                                                         69,648          55,063          18,393
                                                       --------        --------        --------

   Income before income taxes                            23,769          54,470         169,629

 Income tax benefit                                     (13,654)        (12,876)        (41,438)
                                                       --------        --------        --------

   Income from continuing operations                     37,423          67,346         211,067

 Discontinued operations                                   (206)         (2,874)           (684)
                                                       --------        --------        --------

 Net income                                            $ 37,217        $ 64,472        $210,383
                                                       ========        ========        ========





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                          2002            2003            2004
                                                          ----            ----            ----

 Cash flows from operating activities:
     Net income                                        $  37,217       $  64,472        $210,383
     Distributions from Kronos                           111,000           7,000          23,168
     Distributions from CompX                               -               -              1,297
     Noncash interest expense (income), net               15,704            (869)           -
     Deferred income taxes                                (9,119)         (2,807)        (22,681)
     Equity in earnings of subsidiaries
       and investments:
         Continuing operations                           (69,557)        (92,192)       (169,966)
         Discontinued operations                             206           2,874             684
     Securities transactions                                 105          (2,737)         (2,113)
     Other, net                                           (1,899)        (11,304)         (1,203)
                                                        --------        --------        --------

                                                          83,657         (35,563)         39,569

   Net change in assets and liabilities                    4,513          15,618         (32,477)
                                                        --------        --------        --------

        Net cash provided (used) by
          operating activities                            88,170         (19,945)          7,092
                                                        --------        --------        --------


 Cash flows from investing activities:
     Capital expenditures                                     (2)           -                -
     Repayment of loans by affiliates                    194,000            -             31,423
     Change in restricted cash equivalents
        and restricted marketable debt
        securities, net                                   16,622          42,744          14,460
     Proceeds from disposition of property
        and equipment                                          9          12,420            -
     Proceeds from sales of securities                      -               -              2,745
                                                        --------        --------        --------

        Net cash provided by investing
          activities                                     210,629          55,164          48,628
                                                        --------        --------        --------

 Cash flows from financing activities:
   Indebtedness - principal payments                    (194,000)           -               -
   Loans from affiliates, net                             64,600           2,620         (22,320)
   Dividends paid                                       (157,978)        (38,183)           -
   Common stock issued                                         -            -                915
   Treasury stock:
     Purchased                                           (21,254)           -                -
     Reissued                                                454           1,738           8,286
                                                        --------        --------        --------

        Net cash used by financing activities           (308,178)        (33,825)        (13,119)
                                                        --------        --------        --------

 Net change during the year from
     operating investing and
     financing activities                                 (9,379)          1,394          42,601
 Balance at beginning of year                             10,413           1,034           2,428
                                                        --------        --------        --------

 Balance at end of year                                $  1,034        $   2,428        $ 45,029
                                                       ========         ========        ========



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                    Notes to Condensed Financial Information


Note 1 - Basis of presentation:

     The Consolidated Financial Statements of NL Industries, Inc. and the related Notes to Consolidated Financial Statements are incorporated herein by reference. The accompanying financial statements reflect NL Industries, Inc.'s investment in Kronos Worldwide, Inc., CompX International, Inc. and NL's other subsidiaries on the equity method of accounting.

Note 2 - Investment in and advances to subsidiaries:

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)
 Current:
     Receivable from:
        Kronos                                    $    384             $  -
        EWI - income taxes                              89                 130
        Valhi - income taxes                          -                  1,334
        153506 Canada                                  405                 410
        TIMET                                           50                -
        CompX - income taxes                          -                     52
        Other                                            4                  28
                                                  --------             -------

                                                  $    932             $ 1,954
                                                  ========             =======
     Payable to:
        Kronos - income taxes                     $  1,209             $  -
        CompX - income taxes                          -                  1,253
        Valhi - income taxes                        10,512                  86
        Tremont                                        445                 288
        EMS                                            217                -
        Other                                           46                  17
                                                  --------             -------

                                                  $ 12,429             $ 1,644
                                                  ========             =======

 Noncurrent:
     Notes receivable from Kronos                 $200,000             $  -
                                                  ========             =======

     Notes payable to EMS Financial               $ 22,320             $  -
                                                  ========             =======

     During 2002 the Company completed certain capital restructuring transactions whereby Kronos distributed to the Company certain affiliate notes receivable, net and the Company recorded a corresponding decrease in its investment in Kronos.

     On September 24, 2004, the Company completed the acquisition of 10,374,000 shares of CompX common stock, representing approximately 68% of the outstanding shares of CompX common stock. The CompX common stock was purchased from Valhi and Valcor, a wholly-owned subsidiary of Valhi, at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos. NL's acquisition was accounted for under accounting principles generally accepted in the United States of America ("GAAP") as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity. The Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented. Any excess of the aggregate $168.6 million principal amount of NL's note receivable Kronos transferred to Valhi and Valcor over the net carrying value of Valhi's and Valcor's investment in CompX is accounted for as a reduction of NL's consolidated stockholders' equity.

     In December 2003, NL completed the distribution of approximately 48.8% of the outstanding shares of Kronos' common stock to NL stockholders in the form of a pro-rata dividend. As part of the plan immediately prior to the distribution of shares of Kronos common stock, Kronos paid a $200 million dividend to NL in the form of a long-term note payable. The $200 million long-term note payable to NL was unsecured and bore interest at 9% per annum, with interest payable quarterly. A portion of such note was used to acquire CompX in September 2004. The remainder of the note was repaid in 2004.

                                                           December 31,
                                                     ------------------------
                                                     2003                2004
                                                     ----                ----
                                                          (In thousands)

Investment in:
    Kronos                                         $ 81,588           $   -
    CompX                                            82,275             90,045
    Other subsidiaries                               23,239             29,233
                                                   --------           --------

                                                   $187,102           $119,278
                                                   ========           ========

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In thousands)

Equity in income from continuing
  operations of subsidiaries and
  affiliates:
    Kronos                                      $ 66,264        $ 86,642        $158,373
    CompX                                            646           3,747           6,039
    Other subsidiaries                             2,647           1,803           5,554
                                                --------        --------        --------

                                                $ 69,557        $ 92,192        $169,966
                                                ========        ========        ========

Note 3 - Long-term debt:

     The Company's $194 million of 11.75% Senior Secured Notes at December 31, 2001 were redeemed at par value in 2002.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                              Additions
                                              Balance at     charged to                                                    Balance
                                               beginning      costs and         Net         Currency                        at end
            Description                        of year        expenses      deductions     translation      Other(1)       of year

 Year ended December 31, 2002:
   Allowance for doubtful accounts             $ 3,199         $   939       $(1,074)        $   353        $   -          $ 3,417
                                               =======         =======       =======         =======        ========       =======

     Accrual for planned major
       maintenance activities                  $ 3,389         $ 3,848       $(3,746)        $   495        $   -          $ 3,986
                                               =======         =======       =======         =======        ========       =======

   Amortization of intangibles                 $ 1,010         $   612       $  -            $    (1)       $   -          $ 1,621
                                               =======         =======       =======         =======        ========       =======

 Year ended December 31, 2003:
   Allowance for doubtful accounts             $ 3,417         $   624       $  (537)        $   491        $   -          $ 3,995
                                               =======         =======       =======         =======        ========       =======

     Accrual for planned major
       maintenance activities                  $ 3,986         $ 5,337       $(3,896)        $   900        $   -          $ 6,327
                                               =======         =======       =======         =======        ========       =======

   Amortization of intangibles                 $ 1,621         $   605       $  -            $    19        $   -          $ 2,245
                                               =======         =======       =======         =======        ========       =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts             $ 3,995         $   188       $  (324)        $    (2)       $ (2,849)      $ 1,008
                                               =======         =======       =======         =======        ========       =======

     Accrual for planned major
       maintenance activities                  $ 6,327         $ 5,311       $(4,993)        $  (156)       $ (6,489)      $  -
                                               =======         =======       =======         =======        ========       =======

   Amortization of intangibles                 $ 2,245         $   603       $  -            $    14        $   -          $ 2,862
                                               =======         =======       =======         =======        ========       =======



Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.

(1) Effective July 1, 2004 NL commenced accounting for its investment in Kronos Worldwide, Inc. using the equity method and ceased consolidation of Kronos' operations at that time.