Form 10-Q
period 2005-03-31
NL INDUSTRIES INC
filed 2005-05-10
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2005           Commission file number 1-640
                      -----------------                                 ------




                               NL INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           New Jersey                                           13-5267260
-------------------------------                           --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---   ---



Number of shares of the Registrant's common stock outstanding on April 29, 2005:
48,550,134.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets -
             December 31, 2004 and March 31, 2005 (Unaudited)               3

            Consolidated Statements of Income -
             Three months ended March 31, 2004 and 2005 (Unaudited)         5

            Consolidated Statements of Comprehensive Income (Loss) -
             Three months ended March 31, 2004 and 2005 (Unaudited)         6

            Consolidated Statement of Stockholders' Equity -
             Three months ended March 31, 2005 (Unaudited)                  7

            Consolidated Statements of Cash Flows -
             Three months ended March 31, 2004 and 2005 (Unaudited)         8

            Notes to Consolidated Financial Statements (Unaudited)         10

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           23

  Item 4.   Controls and Procedures                                        36

Part II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                              39

  Item 6.   Exhibits                                                       39



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                   (Unaudited)


               ASSETS                                    December 31,          March 31,
                                                             2004                2005
                                                         ------------         -----------
                                                          (Restated)
 Current assets:
   Cash and cash equivalents                             $   99,185          $  127,426
   Restricted cash and cash equivalents                       7,810               5,128
   Restricted marketable debt securities                      9,446               9,916
   Accounts and other receivables                            24,302              24,063
   Refundable income taxes                                       32                 222
   Receivable from affiliates                                 1,634               1,037
   Inventories                                               28,781              20,838
   Prepaid expenses                                           1,332                 881
   Deferred income taxes                                     13,604               4,065
                                                         ----------          ----------

       Total current assets                                 186,126             193,576
                                                         ----------          ----------

 Other assets:
   Marketable equity securities                              75,793              92,568
   Restricted marketable debt securities                      3,848               2,441
   Investment in Kronos Worldwide, Inc.                     175,578             172,664
   Receivable from affiliate                                 10,000              10,000
   Deferred income taxes                                        545                   -
   Goodwill                                                  20,772              19,387
   Other                                                      3,715               7,735
                                                         ----------          ----------

       Total other assets                                   290,251             304,795
                                                         ----------          ----------

 Property and equipment:
   Land                                                       5,356               8,810
   Buildings                                                 26,877              27,076
   Equipment                                                127,044             104,529
   Construction in progress                                   2,431               3,841
                                                         ----------          ----------
                                                            161,708             144,256
   Less accumulated depreciation and amortization            86,490              74,626
                                                         ----------          ----------

       Net property and equipment                            75,218              69,630
                                                         ----------          ----------

                                                         $  551,595          $  568,001
                                                         ==========          ==========






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

                                   (Unaudited)


    LIABILITIES AND STOCKHOLDERS' EQUITY                 December 31,          March 31,
                                                            2004                 2005
                                                         (Restated)
 Current liabilities:
   Current maturities of long-term debt                  $       42          $       42
   Accounts payable                                          14,649              11,257
   Accrued liabilities                                       23,134              18,994
   Accrued environmental costs                               16,570              18,144
   Payable to affiliates                                        391               4,405
   Income taxes                                               3,661               1,982
   Deferred income taxes                                     23,842              24,392
                                                         ----------          ----------

       Total current liabilities                             82,289              79,216
                                                         ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                85                  75
   Accrued pension costs                                      7,968               7,573
   Accrued postretirement benefits costs                     10,572              10,283
   Accrued environmental costs                               51,247              48,698
   Deferred income taxes                                     45,274              46,454
   Other                                                      4,028               4,010
                                                         ----------          ----------

       Total noncurrent liabilities                         119,174             117,093
                                                         ----------          ----------

 Minority interest                                           58,404              58,829
                                                         ----------          ----------

 Stockholders' equity:
   Common stock                                               6,054               6,068
   Additional paid-in capital                               417,760             420,159
   Retained earnings                                         10,970              17,575
   Accumulated other comprehensive income (loss):
     Marketable securities                                   26,783              37,588
     Currency translation                                  (136,648)           (135,336)
     Pension liabilities                                    (33,191)            (33,191)
                                                         ----------          ----------

       Total stockholders' equity                           291,728             312,863
                                                         ----------          ----------

                                                         $  551,595          $  568,001
                                                         ==========          ==========



Commitments and contingencies (Notes 11 and 13)



          See accompanying notes to consolidated financial statements.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2004 and 2005

                      (In thousands, except per share data)

                                   (Unaudited)

                                                            2004               2005
                                                            ----               ----

Net sales                                                $ 306,843          $  46,843
Cost of sales                                              237,407             36,560
                                                         ---------          ---------

    Gross margin                                            69,436             10,283

Selling, general and administrative expense                 41,310              6,122
Other operating income (expense):
  Currency transaction gains (losses), net                     398                (54)
  Disposition of property and equipment                        (23)                (4)
  Other income                                                  86                265
  Corporate expense                                         (6,708)            (5,837)
                                                         ---------          ---------

    Income (loss) from operations                           21,879             (1,469)

Equity in earnings of Kronos Worldwide, Inc.                     -              7,790
Other income (expense):
  Trade interest income                                        203                 21
  Interest and dividend income from affiliates                 842                619
  Other interest income                                        357                866
  Securities transactions, net                                 (22)            14,578
  Interest expense                                          (9,426)               (80)
                                                         ---------          ---------

    Income from continuing operations before
         income taxes and minority interest                 13,833             22,325

Provision for income taxes                                   3,472              8,089

Minority interest in after-tax earnings                      5,282                731
                                                         ---------          ---------

    Income from continuing operations                        5,079             13,505

Discontinued operations                                          5               (326)
                                                         ---------          ---------

    Net income                                           $   5,084          $  13,179
                                                         =========          =========

Basic and diluted net income per share                   $     .11          $     .27
                                                         =========          =========

Weighted-average shares used in the calculation
 of net income per share:
  Basic                                                     48,140             48,490
  Dilutive impact of stock options                             139                 71
                                                         ---------          ---------

  Diluted                                                   48,279             48,561
                                                         =========          =========

          See accompanying notes to consolidated financial statements.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                            2004               2005
                                                            ----               ----

Net income                                               $   5,084          $  13,179
                                                         ---------          ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment -
    unrealized holding gains (losses) arising
    during the period                                       (7,130)            10,805

 Currency translation adjustment, net of tax                  (947)             1,312
                                                         ---------          ---------

      Total other comprehensive income (loss)               (8,077)            12,117
                                                         ---------          ---------

          Comprehensive income (loss)                    $  (2,993)         $  25,296
                                                         =========          =========


          See accompanying notes to consolidated financial statements.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                  Accumulated other
                                                                             comprehensive income (loss)
                                             Additional              ---------------------------------------------
                                    Common    paid-in     Retained    Marketable      Currency        Pension
                                    stock     capital     earnings    securities    translation     liabilities       Total
                                   -------  -----------   --------    ----------    -----------     -----------     ---------
                                                         (Restated)

Balance at December 31,
  2004 (Resetated)                  $6,054   $417,760     $ 10,970    $  26,783      $(136,648)     $ (33,191)      $291,728

Net income                            -          -          13,179         -              -              -            13,179

Issuance of common stock                14      2,399         -            -              -              -             2,413

Distribution of shares of
  Kronos Worldwide, Inc.
    common stock                      -          -          (2,637)        -              -              -            (2,637)

Income tax on distribution            -          -          (3,937)        -              -              -            (3,937)

Other comprehensive income, net       -          -            -          10,805          1,312           -            12,117
                                    ------   --------     --------    ---------      ---------      ---------       --------

Balance at March 31, 2005           $6,068   $420,159     $ 17,575    $  37,588      $(135,336)     $ (33,191)      $312,863
                                    ======   ========     ========    =========      =========      =========       ========



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)


                                                            2004               2005
                                                            ----               ----

 Cash flows from operating activities:
   Net income                                            $   5,084          $ 13,179
   Depreciation and amortization                            14,883             2,807
   Deferred income taxes:
     Continuing operations                                  (1,745)            5,236
     Discontinued operations                                     2              (187)
   Minority interest:
     Continuing operations                                   5,282               731
     Discontinued operations                                    (2)             (151)
   Equity in earnings of Kronos Worldwide, Inc.               -               (7,790)
   Distributions from Kronos Worldwide, Inc.                  -                4,456
   Distributions from TiO2 manufacturing joint venture       1,800              -
   Net (gains) losses from securities transactions              22           (14,578)
   Other, net                                                1,975               369
   Change in assets and liabilities:
     Accounts and other receivables                        (32,873)           (4,246)
     Inventories                                            35,276               (46)
     Prepaid expenses                                          152               216
     Accrued environmental costs                            (3,300)             (975)
     Accounts payable and accrued liabilities              (31,381)           (2,930)
     Income taxes                                           22,339             3,509
     Accounts with affiliates                                   50              (324)
     Other, net                                               (764)           (3,162)
                                                         ---------          ---------
         Net cash provided (used) by
          operating activities                              16,800            (3,886)
                                                         ---------          ---------
 Cash flows from investing activities:
   Capital expenditures                                     (5,127)           (5,253)
   Change in restricted cash equivalents and
    marketable debt securities, net                          1,689              2,058
   Proceeds from disposal of:                                 -
     Business unit                                            -                18,094
     Kronos common stock                                      -                19,047
   Cash of disposed business unit                             -                (4,006)
   Other, net                                                   40                  6
                                                         ---------          ---------

         Net cash provided (used) by
          investing activities                              (3,398)            29,946
                                                         =========          =========





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                            2004               2005
                                                            ----               ----

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                          $ 100,220          $    -
     Principal payments                                    (79,532)               (10)
     Deferred financing costs paid                             (28)               (28)
   Distributions to minority interest                       (5,974)              (602)
   Proceeds from issuance of common stock:
     NL common stock                                         7,664              2,413
     CompX common stock                                       -                   191
                                                         ---------          ---------

         Net cash provided by financing activities          22,350              1,964
                                                         ---------          ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities            35,752             28,024
   Currency translation                                     (1,265)               217
 Cash and cash equivalents at beginning of period           89,525             99,185
                                                         ---------          ---------

 Cash and cash equivalents at end of period              $ 124,012          $ 127,426
                                                         =========          =========


 Supplemental disclosures - cash paid (received) for:
     Interest, net of amounts capitalized                $   1,337          $      55
     Income taxes, net                                     (16,431)             3,050

     Noncash investing activity - note receivable
          received upon disposal of business segment     $    -             $   4,179



          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - Organization and basis of presentation:

     NL Industries, Inc. (NYSE: NL) is a subsidiary of Valhi, Inc. (NYSE: VHI). At March 31, 2005, Valhi held approximately 83% of NL's outstanding common stock and Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The consolidated balance sheet at March 31, 2005, and the consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the interim periods ended March 31, 2004 and 2005, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made. See also Note 2.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 30, 2005 (the "2004 Annual Report").

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

     Prior to July 2004, Kronos Worldwide, Inc. (NYSE: KRO) was a majority-owned subsidiary of the Company. Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first quarter of 2004.

     As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. See Note 15. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Net compensation cost recognized by the Company in accordance with APBO No. 25 was approximately $1.1 million in the first quarter of 2004, and net compensation cost recognized by the Company was not significant in the first quarter of 2005.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the first quarter of 2004 and 2005 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.

                                                              Three months
                                                             ended March 31,
                                                         2004               2005
                                                         ----               ----
                                                          (In millions, except
                                                            per share amounts)

Net income as reported                                   $ 5.1             $13.2

Adjustments, net of applicable income
 tax effects and minority interest:
Stock-based employee compensation expense
   determined under APBO No. 25                             .6                -
Stock-based employee compensation expense
   determined under SFAS No. 123                           (.1)               -
                                                         -----             -----

Pro forma net income                                     $ 5.6             $13.2
                                                         =====             =====

Basic and diluted net income per share:
  As reported                                            $ .11             $ .27
  Pro forma                                              $ .12             $ .27

Note 2 - December 31, 2004 restated balance sheet:

     The consolidated balance sheet of the Company at December 31, 2004 has been condensed from the Companys audited consolidated fianancial statements at that date. On May 9, 2005, the Company and its audit committee concluded that the Company will restate its consolidated financial statements as of December 31, 2004, and for the year then ended, to reflect an additional $4.2 million, or $.08 per diluted share, noncash income tax benefit in its results of operations for such year. Such $4.2 million relates to recognition of an additional deferred income tax benefit related to discontinued operations, to be recognized in the fourth quarter of 2004. The following table shows (i) the Company's December 31, 2004 consolidated balance sheet as originally reported, (ii) adjustments to such consolidated balance sheet to reflect the additional deferred income tax benefit and (iii) the Company's December 31, 2004 consolidated balance sheet, as restated to reflect the additional deferred income tax benefit.


                      (In thousands, except per share data)

                                   (Unaudited)

               ASSETS
                                                       Originally                         As
                                                        reported      Adjustment       restated
                                                        --------      ----------       ---------

 Current assets:
   Cash and cash equivalents                            $  99,185       $  -           $  99,185
   Restricted cash and cash equivalents                     7,810          -               7,810
   Restricted marketable debt securities                    9,446          -               9,446
   Accounts and other receivables                          24,302          -              24,302
   Refundable income taxes                                     32          -                  32
   Receivable from affiliates                               1,634          -               1,634
   Inventories                                             28,781          -              28,781
   Prepaid expenses                                         1,332          -               1,332
   Deferred income taxes                                    9,368        4,236            13,604
                                                       ----------       ------        ----------

       Total current assets                               181,890        4,236           186,126
                                                       ----------       ------        ----------

 Other assets:
     Marketable equity securities                          75,793          -              75,793
     Restricted marketable debt securities                  3,848          -               3,848
     Investment in Kronos Worldwide, Inc.                 175,578          -             175,578
     Receivable from affiliate                             10,000          -              10,000
     Deferred income taxes                                    545          -                 545
     Goodwill                                              20,772          -              20,772
     Other assets                                           3,715          -               3,715
                                                       ----------       ------        ----------

       Total other assets                                 290,251          -             290,251
                                                       ----------       ------        ----------

 Property and equipment:
   Land                                                     5,356          -               5,356
   Buildings                                               26,877          -              26,877
   Equipment                                              127,044          -             127,044
   Construction in progress                                 2,431          -               2,431
                                                       ----------       ------        ----------
                                                          161,708                        161,708
   Less accumulated depreciation                           86,490          -              86,490
                                                       ----------       ------        ----------

       Net property and equipment                          75,218          -              75,218
                                                       ----------       ------        ----------

                                                       $  547,359       $4,236        $  551,595
                                                       ==========       ======        ==========



                      (In thousands, except per share data)

                                   (Unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       Originally                           As
                                                        reported       Adjustment        restated
                                                       ----------      ----------        --------
 Current liabilities:
   Current maturities of long-term debt                $       42        $  -          $       42
   Accounts payable                                        14,649           -              14,649
   Accrued liabilities                                     23,134           -              23,134
   Accrued environmental costs                             16,570           -              16,570
   Payable to affiliates                                      391           -                 391
   Income taxes                                             3,661           -               3,661
   Deferred income taxes                                   23,842           -              23,842
                                                       ----------        ------        ----------

       Total current liabilities                           82,289           -              82,289
                                                       ----------        ------        ----------

 Noncurrent liabilities:
   Long-term debt                                              85           -                  85
   Accrued pension costs                                    7,968           -               7,968
   Accrued postretirement benefits cost                    10,572           -              10,572
   Accrued environmental costs                             51,247           -              51,247
   Deferred income taxes                                   45,274           -              45,274
   Other                                                    4,028           -               4,028
                                                       ----------        ------        ----------

       Total noncurrent liabilities                       119,174           -             119,174
                                                       ----------        ------        ----------

 Minority interest                                         58,404           -              58,404
                                                       ----------        ------        ----------

 Stockholders' equity:
   Preferred stock, no par value; 5,000
    Shares authorized; none issued                           -              -                -
   Common stock, $.125 par value; 150,000
    shares authorized; 66,845 and 48,440
    shares issued                                           6,054           -               6,054
   Additional paid-in capital                             417,760           -             417,760
   Retained earnings                                        6,734         4,236            10,970
   Accumulated other comprehensive income:
     Marketable securities                                 26,783           -              26,783
     Currency translation                                (136,648)          -            (136,648)
     Pension liabilities                                  (33,191)          -             (33,191)
                                                       ----------        ------        ----------

       Total stockholders' equity                         287,492         4,236           291,728
                                                       ----------        ------        ----------

                                                       $  547,359        $4,236        $  551,595
                                                       ==========        ======        ==========






Note 3 - Business segment information
                                                        % owned at
  Business segment             Entity                 March 31, 2005
---------------------  -------------------------     ----------------

  Component products    CompX International Inc.            68%
  Chemicals             Kronos Worldwide, Inc.              36%

     The Company's ownership of CompX is held directly by CompX Group, Inc, an 82.4%-owned subsidiary of the Company. An affiliate of Valhi owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above represents NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX.

     In March 2005, NL paid its $.25 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 266,000 shares, or approximately .5% of Kronos' outstanding common stock, were distributed to NL shareholders in the form of a pro-rata dividend. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the date of distribution. The Company recognized a $3.9 million tax liability in the first quarter of 2005 related to the Kronos shares distributed.

     During the first quarter of 2005, NL also sold approximately 467,000 shares of Kronos common stock in market transactions for an aggregate of $19.0 million. The Company recognized a $14.6 million securities transaction gain related to such sales.

     CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.



                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

 Net sales:
   Chemicals                                             $263.3             $   -
   Component products                                      43.5               46.8
                                                         ------             ------

     Total net sales                                     $306.8             $ 46.8
                                                         ======             ======

 Segment profit:
   Chemicals                                             $ 26.2             $   -
   Component products                                       2.5                4.2
                                                         ------             ------

     Total segment profit                                  28.7                4.2

 General corporate items:
   Interest and dividend income from affiliates              .8                 .6
   Other interest income                                     .4                 .9
   Securities transactions, net                              -                14.6
   Other income                                              -                  .1
   General corporate expenses, net                         (6.7)              (5.8)
   Interest expense                                        (9.4)               (.1)
                                                         ------             ------

                                                           13.8               14.5
 Equity in Kronos                                            -                 7.8
                                                         ------             ------

     Income from continuing operations before
          income taxes and minority interest             $ 13.8             $ 22.3
                                                         ======             ======


     Component products segment profit, as presented above, may differ from amounts separately reported by CompX because the Company defines segment profit differently than CompX.

Note 4 - Accounts and other receivables:

                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Trade receivables                                       $  24,759              $ 21,979
 Recoverable VAT and other receivables                         551                 2,457
 Allowance for doubtful accounts                            (1,008)                 (373)
                                                         ---------              --------

                                                         $  24,302              $ 24,063
                                                         =========              ========

Note 5 - Inventories:

                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Raw materials                                           $   8,193              $  4,774
 Work in process                                            10,827                 9,776
 Finished products                                           9,696                 6,214
 Supplies                                                       65                    74
                                                         ---------              --------

                                                         $ 28,781               $ 20,838
                                                         =========              ========





Note 6 - Marketable equity securities:

                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Valhi common stock                                      $  75,770              $ 92,535
 Other                                                          23                    33
                                                         ---------              --------

                                                         $  75,793              $ 92,568
                                                         =========              ========

     At March 31, 2005, the Company owned approximately 4.7 million shares of Valhi common stock with a quoted market price of $19.65 per share (December 31, 2004 quoted market price - $16.09 per share).

Note 7 - Other noncurrent assets:

                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Intangible assets                                       $   3,190              $  3,041
 Note receivable                                              -                    4,179
 Other                                                         525                   515
                                                         ---------              --------

                                                         $   3,715              $  7,735
                                                         =========              ========

     The note receivable relates to part of the consideration received by CompX from the January 2005 sale of its Thomas Regout operations in Europe. See Note 14.

Note 8 - Accrued liabilities:


                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Employee benefits                                       $  14,775              $ 11,141
 Other                                                       8,359                 7,853
                                                         ---------              --------

                                                         $  23,134              $ 18,994
                                                         =========              ========


Note 9 - Other noncurrent liabilities:

                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Insurance                                               $   2,507              $  2,498
 Other                                                       1,521                 1,512
                                                         ---------              --------

                                                         $   4,028              $  4,010
                                                         =========              ========






Note 10 - Minority interest:

                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Minority interest in net assets:
   CompX International Inc.                              $  49,154              $ 49,549
   NL Environmental Management Services, Inc.                9,250                 9,280
                                                         ---------              --------

                                                         $  58,404              $ 58,829
                                                         =========              ========


                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                              (In thousands)

 Minority interest in net earnings:
   Kronos Worldwide, Inc.                                $   4,786          $  -
   CompX International Inc.                                    488               701
   NL Environmental Management Services, Inc.                 -                   30
   Subsidiary of Kronos Worldwide, Inc.                          8             -
                                                         ---------          --------

                                                         $   5,282          $    731
                                                         =========          ========

Note 11 - Provision for income taxes:


                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

 Expected tax expense                                    $  4.9             $  7.8
 Non-U.S. tax rates                                          .1                (.1)
 Incremental U.S. tax and rate differences on                                 (1.4)
  equity in earnings of non-tax group companies              .2
 Change in deferred income tax valuation                                        -
   allowance, net                                          (3.0)
 Nondeductible expenses                                     1.0                 .1
 U.S. state income taxes, net                                -                  .1
 Excess of book basis over tax basis of Kronos                                 1.6
   common stock sold                                         -
 Other, net                                                  .3                 -
                                                         ------             ------

                                                         $  3.5             $  8.1
                                                         ======             ======

     Certain U.S. and non-U.S. tax returns of the Company and Kronos are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o NL's and NL's majority-owned subsidiary, NL Environmental Management Services, Inc. ("EMS"), U.S. federal income tax returns for the years 1998 through 2000 have been audited by the U.S. tax authorities. During the course of the audit, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. To avoid protracted litigation, minimize the hazards of such litigation and other considerations, NL and EMS applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction. In April 2003, the IRS notified NL and EMS that they had been accepted into such settlement initiative. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company paid approximately $21 million, including interest, up front as a partial payment of the settlement amount (which amount was paid in April 2005 and is classified as a current liability at March 31, 2005), and NL will be required to recognize the remaining settlement amount (approximately $15 million) ratably over a 15-year time period beginning in 2004. NL and the IRS have signed the settlement agreement, and the case is now closed.

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($8 million at March 31, 2005). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($12 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

o Kronos has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies of Cdn. $11 million ($9 million). Kronos has filed a protest and believes a significant portion of the assessment is without merit.

     No assurance can be given that these unresolved tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives, court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 12 - Employee benefit plans:

     The components of net periodic defined benefit pension cost (income) are presented in the table below.

                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                              (In thousands)

 Service cost                                            $ 1,669             $  -
 Interest cost                                             5,031                 760
 Expected return on plan assets                           (4,722)             (1,017)
 Amortization of prior service cost                          141                -
 Amortization of net transition obligations                  143                 (17)
 Recognized actuarial losses                                 962                 100
                                                         -------             -------

                                                         $ 3,224             $  (174)
                                                         =======             =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.


                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                              (In thousands)


 Service cost                                            $   57             $  -
 Interest cost                                              471                211
 Amortization of prior service credit                      (255)               (72)
 Recognized actuarial losses                                 71                -
                                                         ------             ------

                                                         $  344             $  139
                                                         ======             ======

Note 13 - Commitments and contingencies:

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

     The Company believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. The Company has neither lost nor settled any of these cases. The Company has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that the Company will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If any such future liability were to be incurred, it could be material to the Company's consolidated financial statements, results of operations and liquidity.

     NL previously filed an action against certain of its former insurance carriers for coverage with respect to defense costs related to certain specific lead pigment litigation matters. This action was settled in 2000. The Company is continuing discussions with certain former insurance carriers for coverage with respect to defense costs related to the Company's remaining past and present lead pigment litigation matters. Whether insurance coverage for defense costs will be found to exist for lead pigment litigation depends on a variety of factors, and there can be no assurance that the Company will be successful in obtaining reimbursement for past or future defense costs incurred. The Company has not considered any potential insurance recoveries for lead pigment litigation in determining related accruals.

     Environmental matters and litigation. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all of its plants and to strive to improve environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National
Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. If any such future liability were to be incurred, it could be material to the Company's consolidated financial statements, results of operations and liquidity.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At March 31, 2005, no receivables for recoveries had been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the first quarter of 2005 is presented in the table below.

                                                               Amount
                                                           --------------
                                                           (In thousands)

 Balance at the beginning of the period                       $ 67,817
 Additions charged to expense                                    1,993
 Payments                                                       (2,968)
                                                              --------

 Balance at the end of the period                             $ 66,842
                                                              ========

 Amounts recognized in the balance sheet
  at the end of the period:
      Current liability                                       $ 18,144
      Noncurrent liability                                      48,698
                                                              --------

                                                              $ 66,842
                                                              ========

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. At March 31, 2005, the Company had accrued $66.8 million for those environmental matters which the Company believes are reasonably estimable. The Company believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which the Company believes it is possible to estimate costs is approximately $91 million. The Company's estimates of such liabilities have not been discounted to present value.

     At March 31, 2005, there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     At March 31, 2005, the Company had $14 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures (December 31, 2004 - $19 million). Use of such restricted balances does not affect the Company's consolidated net cash flows.

     Other litigation. Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases involving a total of approximately 22,000 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 4,700 are represented by five cases pending in Mississippi state courts and approximately 5,000 are represented by three cases that have been removed to federal court in Mississippi, where they have been, or are in the process of being, transferred to the multi-district litigation pending in the United States District Court for the Eastern District of Pennsylvania. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items; however the Company does not currently expect additional material insurance coverage for environmental claims. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 14 - Discontinued operations:

     As discussed in the 2004 Annual Report, in December 2004 CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in the Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 3), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheets or statements of cash flows. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell of such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer includes the results of operations of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of Thomas Regout were approximately $860,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($326,000 loss, net of income tax benefit and minority interest). During the first quarter of 2004, the Thomas Regout operations reported net sales of $9.9 million, operating income of $400,000, interest expense of $400,000 and a nominal amount of net income.

Note 15 - Accounting principles not yet implemented:

     Inventory costs. The Company will adopt SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC") the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, if the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should NL or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

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

Note 16 - Investment in Kronos:

     At March 31, 2005, the Company held 17.5 million shares of Kronos with a quoted market price of $42.51 per share, or an aggregate market value of $745 million.

     At March 31, 2005, Kronos reported total assets of $1.3 billion and stockholder's equity of $482.3 million. Kronos' total assets at March 31, 2005 include current assets of $502.1 million, net property and equipment of $441.8 million and an investment in a TiO2 manufacturing joint venture of $121.1 million. Kronos' total liabilities at March 31, 2005 include current liabilities of $213.7 million, long-term debt of $493.1 million, accrued OPEB and pension costs aggregating $68.1 million and deferred income taxes of $58.9 million.

     During the three months ended March 31, 2005, Kronos reported net sales of $291.9 million, income from operations of $46.4 million and net income of $21.4 million.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
RESULTS OF OPERATIONS:

General

     The Company reported net income of $13.2 million, or $.27 per diluted share, in the first quarter of 2005 compared to income of $5.1 million, or $.11 per diluted share, in the first quarter of 2004.

     The increase in the Company's diluted earnings per share from the first quarter of 2004 compared to the first quarter of 2005 is due primarily to the net effects of (i) higher component products segment profit, (ii) higher earnings attributable to Kronos and (iii) security transactions gains from the sale of shares of Kronos common stock. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of certain income tax benefits recognized primarily in the second quarter of 2004.

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

     Also discussed in Note 1, prior to July 2004, Kronos was a majority-owned subsidiary of the Company. Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first quarter of 2004.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The  cyclicality  of  the  Company's   businesses  (such  as  Kronos'  TiO2
     operations),
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o Changes in raw material and other operating costs (such as energy and steel costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2 and component products),
o    Demand for office furniture,
o Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    Service industry employment levels,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner, the New Taiwan dollar and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o    The introduction of trade barriers,
o    Potential difficulties in integrating completed or future acquisitions,
o Decisions to sell operating assets other than in the ordinary course of business,
o    Uncertainties associated with new product development,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters), and
o    Possible future litigation.

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

Component products

                                         Three months ended
                                               March 31,
                                        --------------------           %
                                        2004            2005        Change
                                        ----            ----        ------
                                           (In millions)

 Net sales                            $ 43.5          $ 46.8          +8%
 Segment profit                          2.5             4.2         +68%

     Component products sales were higher in the first quarter of 2005 as compared to the first quarter of 2004 due primarily to an increase in sales volume and selling prices for certain of CompX's precision slide and ergonomic products. During the first quarter of 2005, sales of slide and ergonomic products increased 16% and 10%, respectively, as compared to the first quarter of 2004, while sales of security products decreased 1%. The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products operating income comparisons in 2005 were favorably impacted by the effect of certain cost reduction initiatives previously undertaken. Component products operating income comparisons were also impacted by the net effects of increases in the cost of steel (the primary raw material for CompX's products) and a favorable change in product mix for security products.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2005, currency exchange rate fluctuations positively impacted component products sales comparisons with the same period in 2004, while currency exchange rate fluctuations did not significantly impact component products segment profit comparisons for the same periods.

     While demand has stabilized across most product segments, certain customers are seeking lower cost Asian sources as alternatives to CompX's products. CompX believes the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities. Asian sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. CompX's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including CompX's own Asian based manufacturing facilities. CompX also has emphasized and focused on opportunities where it can provide value-added customer support services that Asian based manufacturers are generally unable to provide. The combination of CompX's cost control initiatives together with its value-added approach to development and marketing of products are believed to help mitigate the impact of competitive pricing pressures.

     Additionally, CompX's cost for steel continues to be unstable due to the continued high demand and shortages in various parts of the world. While CompX has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that CompX would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of CompX's customers to find less expensive products from foreign manufacturers. CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results. These actions, along with other activities to eliminate excess capacity, are designed to position CompX to expand more effectively on both new product and new market opportunities to improve CompX' profitability.

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2004 and 2005 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: decreasing during the first half of 2004 and increasing in the last half of 2004 and the first quarter of 2005.




                                                   Three months ended
                                                         March 31,
                                                   --------------------             %
                                                   2004            2005           Change
                                                   ----            ----           ------
                                                      (In millions)

 Net sales                                        $263.3         $291.9           +11%
 Segment profit                                     26.2           48.0           +83%

 TiO2 operating statistics:
   Sales volumes*                                  118            114              -3%
   Production volumes*                             117            122              +4%

   Percentage change in Ti02 average selling
    prices:
     Using actual foreign currency exchange rates                                 +13%
     Impact of changes in foreign currency
      exchange rates                                                               -5%
                                                                                  ----

     In billing currencies                                                         +8%
                                                                                  ====

_______________________________

* Thousands of metric tons

     Kronos' sales increased $28.6 million (11%) in the first quarter of 2005 compared to the first quarter of 2004 due to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $11 million, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2005 were 8% higher as compared to the first quarter of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2005 increased 13% compared to the first quarter of 2004.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% increase in Kronos' average TiO2 selling prices during the first quarter of 2005 as compared to the first quarter of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 8% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the first quarter of 2005 decreased 3% compared to the first quarter of 2004, due primarily to lower volumes in export markets. Demand for TiO2 has remained strong throughout 2004 and 2005, and while Kronos believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' operating income comparisons were also favorably impacted by higher production levels, which increased 4% in the first quarter of 2005 as compared to the same period in 2004. Kronos' operating rates were near full capacity in both periods, and Kronos' production volume in the first quarter of 2005 was a new record for Kronos for a first quarter.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $11 million in the first quarter of 2005 as compared to the first quarter of 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2005 as compared to the same period in 2004. Overall, currency exchange rate fluctuations resulted in a net $1 million increase in Kronos' segment profit in the first quarter of 2005 as compared to the first quarter of 2004.

     Reflecting the continued implementation of price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2005 were 4% higher than the fourth quarter of 2004. Kronos expects its TiO2 production volumes in the remainder of 2005 will be slightly higher than its 2004 volumes, with sales volumes comparable to or slightly lower in 2005 as compared to 2004. Kronos' average TiO2 selling prices, which started to increase during the second half of 2004 and continued to increase during the first quarter of 2005, are expected to continue to increase during the remainder of 2005, and consequently, Kronos currently expects its average TiO2 selling prices, in billing currencies, will be higher in 2005 as compared to 2004. The anticipated higher selling prices in 2005 reflect the expected continued implementation of selling price announcements, including Kronos' latest price increases announced in March 2005. The extent to which all of such price increases, and any additional price increases which may be announced subsequently in 2005, will be realized will depend on, among other things, economic factors. Overall, Kronos expects its chemicals segment profit in 2005 will be higher than 2004, due primarily to higher expected selling prices. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continues to prove successful. Such debottlenecking efforts included, among other things, the addition of back-end finishing capacity to be able to process a larger quantity of the base TiO2 produced and equipment upgrades and enhancements to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through its continued debottlenecking efforts.

Equity in earnings of Kronos - first quarter 2005

                                                         Three months ended
                                                             March 31,
                                                                2005
                                                                ----
                                                           (In millions)

 Kronos historical:
   Net sales                                                  $291.9
                                                              ======

   Segment profit                                               48.0
   Other general corporate, net                                 (1.1)
   Interest expense                                            (11.8)
                                                              ------
                                                                35.1

   Income tax expense                                           13.7
                                                              ------

     Net income                                                 21.4
                                                              ======

   Equity in earnings of Kronos Worldwide, Inc.               $  7.8
                                                              ======


     See the preceding discussion relating to Kronos' segment profit for the first quarter of 2005. Kronos' interest expense in the first quarter of 2005 relates principally to Kronos International, Inc.'s ("KII") Senior Secured Notes.

General corporate items

     Securities transactions, net in the first quarter of 2005 relate principally to a $14.6 million gain ($7.9 million, or $.16 per diluted share, net of income taxes) related to NL's sale of approximately 467,000 shares of Kronos common stock in market transactions. See Note 3 to the Consolidated Financial Statements.

     Substantially all of the interest expense in the first quarter of 2004 relates to Kronos. Interest expense related to CompX declined by approximately $100,000 in the first quarter of 2005 compared to 2004 due primarily to lower average levels of outstanding debt. CompX expects interest expense will continue to be lower during the remainder of 2005 as compared to the last three quarters of 2004 due to lower average levels of outstanding debt.

     Net general corporate expenses in the first quarter of 2005 were lower than the same period of 2004 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in calendar 2005 are currently expected to be higher than 2004, primarily due to higher expected legal expenses of NL resulting from an increase in litigation and related expenses. However, obligations for environmental remediation are difficult to assess and estimate and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 13 to the Consolidated Financial Statements.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rates are explained in
Note 11 to the Consolidated Financial Statements.

Minority interest

     See Note 10 to the Consolidated Financial Statements.

     Minority interest in NL's subsidiaries includes the Company's majority-owned environmental management subsidiary, EMS. EMS was established in 1998, at which time EMS contractually assumed certain of the Company's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than the Company, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. The Company continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

Discontinued operations.

     See Note 14 to the Consolidated Financial Statements.

Accounting principles not yet implemented.

     See Note 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

Summary

     The Company's primary source of liquidity on an ongoing short-term and long-term basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay any short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends. In addition, from time-to-time the Company will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company will from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

Operating activities

     Cash flows from operating activities decreased from $16.8 million provided by operating activities in the first three months of 2004 to $3.9 million of cash used by operating activities in the first three months of 2005. This $20.7 million decrease was due primarily to the deconsolidation of Kronos, effective July 1, 2004. As such, cash from operating activities in the first quarter of 2005 is not comparable to the corresponding period in 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense relates principally to Kronos in 2004 and consists of amortization of deferred financing costs.

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

     NL does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that certain of such subsidiaries and affiliates are not 100% owned by NL. A detail of NL's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends (most of which are paid by Kronos to NL in 2004, and by CompX to NL in 2005).

                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

Cash provided (used) by operating activities:
  Kronos                                                 $19.1               $  -
  CompX                                                    3.4                 1.9
  NL Parent                                                3.1                (3.4)
  Other                                                   (2.6)               (1.1)
  Eliminations                                            (6.2)               (1.3)
                                                         -----               -----

                                                         $16.8               $(3.9)
                                                         =====               =====


Investing and financing activities

     In 2005, substantially all of the Company's consolidated capital expenditures relate to CompX. During the first quarter of 2005, (i) NL sold shares of Kronos common stock in market transactions for $19.0 million and (ii) CompX received a net $18.1 million from the sale of its Thomas Regout operations (which had approximately $4.0 million of cash at the date of disposal). See Notes 3 and 14 to the Consolidated Financial Statements.

     Distributions to minority interest in 2005 consist of CompX dividends paid to shareholders other than NL. Other cash flows from financing activities in 2005 relate primarily to proceeds from the issuance of NL and CompX common stock upon exercise of stock options.

     At March 31, 2005, unused credit available under existing credit facilities approximated $47.5 million, all under CompX's revolving credit facility.

     Provisions contained in certain of the Company's and its subsidiaries' and affiliates' credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business, which provision was waived in connection with CompX's sale of its Thomas Regout operations. Other than operating leases discussed in the 2004 Annual Report, neither NL nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Component products - CompX

     CompX received approximately $18.1 million cash (net of expenses) in January 2005 upon the sale of its Thomas Regout operations in the Netherlands. See Note 14 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2005, CompX held a series of contracts, which matured in May 2005, to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.20 to Cdn. $1.23 per U.S. dollar. At March 31, 2005, the actual exchange rate was Cdn.
$1.21 per U.S. dollar. The estimated fair values of such foreign currency forward contracts at March 31, 2005 is not material.

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

Chemicals - Kronos

     At March 31, 2005, Kronos had cash, cash equivalents and marketable debt securities of $42.1 million, including restricted balances of $3.7 million, and Kronos had approximately $143 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At March 31, 2005, Kronos' outstanding debt was comprised of (i) $493.0 million related to KII's Senior Secured Notes, (ii) $12.9 million related to KII's European revolving bank credit facility which matures in June 2005 and
(iii) approximately $300,000 of other indebtedness. KII expects to seek to renew its European revolving bank credit facility during the second quarter of 2005.

     Kronos'   assets   consist   primarily  of  investments  in  its  operating
subsidiaries, and Kronos' ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of Kronos' subsidiaries have guaranteed the Senior Secured Notes, although KII has pledged 65% of the common stock or other ownership interest of certain of KII's first-tier operating subsidiaries as collateral of such Senior Secured Notes.

     As disclosed in the 2004 Annual Report, KII may redeem up to 35% of the Senior Secured Notes on or before June 30, 2005 with the net proceeds of a qualified public offering of equity securities of either Kronos or KII. KII currently has no plans to so redeem the Senior Secured Notes, although until the June 30, 2005 date passes, KII retains the right to so redeem the Senior Secured Notes.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect the liquidity of Kronos.

     Based upon Kronos' expectations for the TiO2 industry and anticipated demand for Kronos' cash resources as discussed herein, Kronos expects to have sufficient short-term and long-term liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 13 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2005, Kronos held a contract, which matured in April, 2005 to exchange an aggregate of U.S. $5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.24 per U.S. dollar. At March 31, 2005, the actual exchange rate was Cdn. $1.21 per U.S. dollar. The estimated fair values of such foreign currency forward contracts at March 31, 2005 is insignificant.

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

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' net assets, will fluctuate based upon changes in currency exchange rates.

NL Industries

     At March 31, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $114.5 million, including restricted balances of $17.5 million. Of such restricted balances, $14 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Note 13 to the Consolidated Financial Statements.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 13 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 13 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, imposition of market share liability or other legislation could have such an effect.

     NL previously filed an action against certain of its former insurance carriers for coverage with respect to defense costs related to certain specific lead pigment litigation matters. This action was settled in 2000. The Company is continuing discussions with certain former insurance carriers for coverage with respect to defense costs related to the Company's remaining past and present lead pigment litigation matters. Whether insurance coverage for defense costs will be found to exist for lead pigment litigation depends on a variety of factors, and there can be no assurance that the Company will be successful in obtaining reimbursement for past or future defense costs incurred. The Company has not considered any potential insurance recoveries for lead pigment litigation in determining related accruals.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

     Because NL's operations are conducted primarily through its subsidiaries and affiliates, NL's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In the fourth quarter of 2004, CompX reinstated its regular quarterly dividend at the $.125 per share rate. At that rate, and based on the 10.4 million shares of CompX held indirectly by NL through CompX Group, Inc. ("CGI") (representing NL's pro-rata ownership of CGI's ownership of CompX) at March 31, 2005, NL would receive aggregate annual dividends from CompX of $5.2 million. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 17.5 million shares of Kronos held by NL at March 31, 2005, NL would receive aggregate annual dividends from Kronos of $17.5 million.

     The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policies, consider the sale of interests in subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies.

     The Company and related entities routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among their respective subsidiaries and related companies.

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

ITEM 4.  CONTROLS AND PROCEDURES

     General. As discussed in Note 2 to the Consolidated Financial Statements, the Company and its audit committee has concluded that the Company will restate its consolidated financial statements as of December 2004 and for the year then ended, to reflect an additional $4.2 million, or $.08 per diluted share, noncash income tax benefit in its results of operations for the year ended December 31, 2004. Such $4.2 million relates to recognition of an additional deferred income tax benefit related to discontinued operations, to be recognized in the fourth quarter of 2004 as a component of discontinued operations.

     The guidance set forth in Auditing Standard No. 2 ("AS2") of the Public Company Accounting Oversight Board states that restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. In connection with this restatement, the Company has concluded that a material weakness existed as of December 31, 2004 which precludes the Company from concluding that its internal control over financial reporting was effective as of December 31, 2004. Therefore, the Company's previous conclusion, as reported in the Company's Management Report on Internal Control Over Financial Reporting contained in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2004 (as filed on March 30, 2005), that it maintained effective internal control over financial reporting as of December 31, 2004, as set forth in its Annual Report on Form 10-K for the year ended December 31, 2004, will be restated, in which the Company (i) will conclude it lacked effective controls as of December 31, 2004 surrounding the proper consideration of the effect of subsequent events on the evaluation of certain income tax attributes and related deferred income tax asset valuation allowances in the preparation of its December 31, 2004 consolidated financial statements and (ii) expects that the Company's independent registered public accounting firm will issue an opinion stating that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

     In order to remediate this material weakness, in May 2005, and in connection with the Company's quarterly close process for the quarter ended March 31, 2005, the Company has enhanced its focus and instituted additional procedures, to be performed each quarter in connection with the Company's close process, that are designed to help ensure that subsequent events are properly evaluated as they pertain to the evaluation of income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements. Such actions taken with respect to this enhanced focus and additional procedures instituted include:

o The Company formed a formal committee comprised of the Company's Tax Director and Chief Financial Officer. Immediately before the Company's consolidated financial statements are issued each quarter, such committee will meet and discuss events or circumstances that have arisen subsequent to the balance sheet date, and will evaluate any such events or circumstances to consider whether any additional evidence has arisen that would justify (i) reversal of an existing valuation allowance or (ii) recognizing a valuation allowance for an existing gross deferred tax asset without any current valuation allowance, and
o Prior to such meeting, the Company's Chief Financial Officer will review applicable resource materials regarding the evaluation of deferred income tax asset valuation allowances and the effect on such evaluation of subsequent events, in order to provide a proper focus in such meeting on the effect of any subsequent events.

     On May 9 and 10, and in connection with the Company's quarterly close process for its quarter ended March 31, 2005, this committee met and discussed the items as described above. The Company has remediated this weakness as of May 10, 2005 (the date of this Form 10-Q for the quarter ended March 31, 2005).

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based upon their evaluation, and solely as a result of the material weakness discussed above, these executive officers have concluded that the Company's disclosure controls and procedures were not effective as of the date of such evaluation. However, as discussed above, in May 2005, and in connection with the Company's quarterly close process for the quarter ended March 31, 2005, the Company has enhanced its focus and instituted additional procedures, to be performed each quarter in connection with the Company's close process, that are designed to help ensure that subsequent events are properly evaluated as they pertain to the evaluation of income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements. Therefore, these executive officers have concluded that the Company's disclosure controls and procedures were effective as of May 10, 2005 (the date of this Form 10-Q for the quarter ended March 31, 2005).

     Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company,
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
o Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's Consolidated Financial Statements.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, as discussed above, in May 2005, and in connection with the Company's quarterly close process for the quarter ended March 31, 2005, the Company has enhanced its focus and instituted additional procedures, to be performed each quarter in connection with the Company's close process, that are designed to help ensure that subsequent events are properly evaluated as they pertain to the evaluation of income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements. Therefore, the Company has remediated the weakness discussed above as of May 10, 2005 (the date of this Form 10-Q for the quarter ended March 31, 2005).

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 13 to the Consolidated Financial Statements and to the 2004 Annual Report for descriptions of certain previously reported legal proceedings.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In May 2005, the trial court dismissed the conspiracy claim with prejudice, and the time for the state to appeal this dismissal has not yet begun to run.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In April 2005, the court of appeals vacated the decision of the intermediate appellate court, stating that such court should not have accepted the appeal, and remanded the case back to the trial court for further proceedings.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2005, the plaintiffs appealed the trial court's dismissal of the case.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). With respect to the seven plaintiffs remaining in Jefferson County, five of these plaintiffs voluntarily dismissed their claims without prejudice in March 2005.

     Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). In March 2005, the plaintiff voluntarily dismissed the case without prejudice.

     City of Chicago v. American Cynamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). In February 2005, the plaintiff filed a petition with the Illinois Supreme Court seeking review of the appellate court's decision affirming the dismissal of the case.

Item 6.  Exhibits

     31.1 - Certification

     31.2 - Certification

     32.1 - Certification

     The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request. NL will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, its Audit Committee Charter and its Corporate Governance Guidelines, each as adopted by the Company's board of directors, upon request. Such requests should be directed to the attention of NL's Corporate Secretary at NL's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   NL INDUSTRIES, INC.
                                                -----------------------
                                                     (Registrant)



Date   May 10, 2005                             By /s/ Gregory M. Swalwell
     ---------------                               ---------------------------
                                                Gregory M. Swalwell
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date   May 10, 2005                             By /s/ James W. Brown
     ---------------                               ---------------------------
                                                James W. Brown
                                                Vice President and Controller
                                                (Principal Accounting Officer)