Form 10-K/A
period 2004-12-31
NL INDUSTRIES INC
filed 2005-05-31
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Explanatory Note Regarding Amendment No. 1

The Registrant hereby files this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2005 ("Original Form 10-K"). As discussed in Note 1 to the Consolidated Financial Statements, on May 9, 2005, the Company and its audit committee concluded that the Company would file this Form 10-K/A to restate the Company's consolidated financial statements as of December 31, 2004 and for the year then ended. As a result of the capital gains generated from the Company's first quarter 2005 sales of certain securities discussed in Note 25 to the Consolidated Financial Statements, the Company has now concluded that a $4.2 million tax benefit generated from the disposal of a discontinued operations discussed in Note 24 to the Consolidated Financial Statements, previously not recognized in the Original Form 10-K, should have been recognized. This amendment was required to reflect such additional $4.2 million, or $.08 per diluted share, noncash deferred income tax benefit in its results of operations for the year ended December 31, 2004, in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Such $4.2 million relates to recognition of an additional noncash deferred income tax benefit related to discontinued operations in the fourth quarter of 2004. See Note 1 to the Consolidated Financial Statements for a summary of financial statement amounts that are affected by this additional $4.2 million noncash deferred income tax benefit. The Company's income from continuing operations for the fourth quarter of 2004 and the year ended December 31, 2004, the Company's income from continuing operations, discontinued operations and net income for the interim periods ended March 31, 2004, June 30, 2004 and September 30, 2004, and in each case the related per share amounts, are not affected by this additional $4.2 million noncash deferred income tax benefit.

The guidance set forth in Auditing Standard No. 2 ("AS2") of the Public Company Accounting Oversight Board states that restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this amendment, the Company has concluded that a material weakness existed as of December 31, 2004 that precludes the Company from concluding that its internal control over financial reporting was effective as of December 31, 2004. Therefore, the Company's previous conclusion that it maintained effective internal control over financial reporting as of December 31, 2004, as set forth in the Original Form 10-K, has been restated. See Item 9A - "Controls and Procedures."

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A only amends and restates Items 6, 8 and 9A of the Original Form 10-K, in each case solely as a result of and to reflect the corrections discussed above, and no other information in the Original Form 10-K is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-K, or to modify or update those disclosures affected by other subsequent events. In addition, pursuant to the rules of the SEC, Exhibit 23.1 has been amended to contain a currently-dated consent of the Company's independent registered public accounting firm, and Exhibits 31.1, 31.2 and 32.1 have been updated to contain currently-dated certifications of the Company's Chief Executive Officer and Chief Financial Officer.


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

                                                                          Years ended December 31,

                                                    2000         2001          2002          2003         2004 (3)
                                                   ------       ------        ------        ------       ----------
                                                                                                         (Restated)

                                                                (In millions, except per share data)

 STATEMENTS OF OPERATIONS DATA:
   Net sales:
     Chemicals (1)                               $  922.3     $  835.1     $  875.2      $1,008.2       $  559.1
     Component products                             217.6        179.7        166.7         173.9          182.6
                                                 --------     --------     --------      --------       --------

                                                 $1,139.9     $1,014.8     $1,041.9      $1,182.1       $  741.7
                                                 ========     ========     ========      ========       ========

   Segment profit:
     Chemicals (1)                               $  212.5     $  169.2     $   96.5      $  137.4       $   66.4
     Component products                              33.4         15.7          4.4           9.0           16.3
                                                 --------     --------     --------      --------       --------

                                                 $  245.9     $  184.9     $  100.9      $  146.4       $   82.7
                                                 ========     ========     ========      ========       ========

   Equity in earnings of Kronos (1)              $     -      $     -      $     -       $     -        $    9.6
                                                 ========     ========     ========      ========       ========


   Income from continuing operations             $  167.0     $  126.9     $   37.4      $   67.4       $  211.1
   Discontinued operations                             .7         (1.1)         (.2)         (2.9)           3.5
                                                 --------     --------     --------      --------       --------

     Net income                                  $  167.7     $  125.8     $   37.2      $   64.5       $  214.6
                                                 ========     ========     ========      ========       ========



 DILUTED EARNINGS PER SHARE DATA:

   Income from continuing operations             $   3.29     $   2.54     $    .77      $   1.41       $   4.36
   Discontinued operations                            .01         (.02)         -            (.06)           .07
                                                 --------     --------     --------      --------       --------

     Net income                                  $   3.30     $   2.52     $    .77      $   1.35       $   4.43
                                                 ========     ========     ========      ========       ========


   Dividends per share (2)                       $   .65      $    .80     $   3.30      $    .80       $    .80

  Weighted average common shares
   outstanding                                     50,749       49,856       48,612        47,795         48,419

BALANCE SHEET DATA (at year end):

  Total assets                                    $1,349.4     $1,377.0    $1,314.6      $1,476.5       $  551.6
  Long-term debt                                     234.4        244.5       355.6         382.5             .1
  Stockholders' equity                               425.8        465.6       342.2         283.2          291.7





(1) The Company ceased to consolidate the chemicals operations conducted by Kronos effective July 1, 2004, at which time the Company commenced to account for its interest in Kronos by the equity method.
(2) Excludes the distribution of shares of Kronos common stock at December 8, 2003. Amounts paid in 2000, 2001, 2002 and 2003 were cash dividends, while amounts paid in 2004 were in the form of shares of Kronos common stock. See
     Note 2 to the Consolidated Financial Statements and Item 5 - "Market For Registrant's Common Equity and Related Stockholder Matters."
(3) Income from discontinued operations and net income, and the related per share amounts, for the year ended December 31, 2004, and total assets and stockholders' equity as of December 31, 2004, have been restated from amounts shown in the Original Form 10-K. See Note 1 to the Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES


     Restatement. As discussed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee have concluded to restate the Company's consolidated financial statements as of December 31, 2004 and for the year then ended, to reflect an additional $4.2 million, or $.08 per diluted share, noncash deferred income tax benefit in its results of operations for the year ended December 31, 2004. Such $4.2 million relates to recognition of an additional noncash deferred income tax benefit related to discontinued operations in the fourth quarter of 2004.

     The guidance set forth in Auditing Standard No. 2 ("AS2") of the Public Company Accounting Oversight Board states that restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. In connection with this restatement, the Company has concluded that a material weakness existed as of December 31, 2004 which precludes the Company from concluding that its internal control over financial reporting was effective as of December 31, 2004. Therefore, the Company's previous conclusion, as reported in the Company's Management Report on Internal Control Over Financial Reporting contained in Item 9A of the Original Form 10-K, that it maintained effective internal control over financial reporting as of December 31, 2004, has been restated as discussed below.

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

     On May 9 and 10, and in connection with the Company's quarterly close process for its quarter ended March 31, 2005, this committee met and discussed the items as described above. Prior to such meetings, the Company's Chief Financial Officer reviewed the applicable resource materials noted above. The Company has remediated this material weakness as of May 10, 2005 (the date the Company announced the restatement as set forth in its Current Report on Form 8-K filed with the SEC on May 10, 2005).

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's President and Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, and solely as a result of the material weakness discussed above, these executive officers have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004. However, as discussed above, in May 2005, and in connection with the Company's quarterly close process for the quarter ended March 31, 2005, the Company has enhanced its focus and instituted additional procedures, to be performed each quarter in connection with the Company's close process, that are designed to help ensure that subsequent events are properly evaluated as they pertain to the evaluation of income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements. Therefore, these executive officers have concluded that the Company's disclosure controls and procedures were effective as of the date of May 10, 2005



     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP)", and includes those policies and procedures that:

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


     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, as discussed above, in May 2005, and in connection with the Company's quarterly close process for the quarter ended March 31, 2005, the Company has enhanced its focus and instituted additional procedures, to be performed each quarter in connection with the Company's close process, that are designed to help ensure that subsequent events are properly evaluated as they pertain to the evaluation of income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements. Therefore, the Company has remediated the material weakness discussed above as of the date of May 10, 2005.

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

     In the Original Form 10-K, the Company concluded that its internal control over financial reporting was effective as of December 31, 2004. Management of the Company has now concluded, solely as a result of the restatement discussed in Note 1 to the Consolidated Financial Statements, that a control deficiency existed as of December 31, 2004 that constitutes a material weakness in its internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management of the Company has now concluded it lacked effective controls surrounding the proper consideration of the effect of subsequent events on the evaluation of certain income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Specifically, the Company did not have effective controls in place to consider that as a result of the capital gains generated from the Company's first quarter 2005 sales of certain securities that the Company should not have recognized a valuation allowance against certain deferred income tax assets as of December 31, 2004. This control deficiency resulted in the restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2004 included in the Original Form 10-K. Additionally, if unmitigated, this control deficiency could result in a misstatement of deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constitutes a material weakness.

     Based on criteria under the COSO framework, and solely as a result of the material weakness discussed above, management of the Company has restated this report and has now concluded that the Company's internal control over financial reporting was not effective as of December 31, 2004. See Scope of Management's Report on Internal Control Over Financial Reporting above.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited the Company's consolidated financial statements included in this Annual Report, has also audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in their report which is included in this Annual Report on Form 10-K/A.

     Remediation of Material Weakness. As discussed above, in May 2005, and in connection with the Company's quarterly close process for the quarter ended March 31, 2005, the Company has enhanced its focus and instituted additional procedures, to be performed each quarter in connection with the Company's close process, that are designed to help ensure that subsequent events are properly evaluated as they pertain to the evaluation of income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements. Therefore, the Company has remediated the material weakness discussed above as of May 10, 2005.


     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2004, the Company's chief executive officer filed such annual certification with the NYSE, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to Form 10-K/A.


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


21.1***   Subsidiaries of the Registrant.


23.1      Consent   of   PricewaterhouseCoopers   LLP  with   respect   to  NL's
          consolidated financial statements.


23.2***   Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  Kronos'
          consolidated financial statements.


31.1      Certification

31.2      Certification

32.1      Certification


99.1***   Consolidated   financial  statements  of  Kronos  Worldwide,   Inc.  -
          incorporated by reference to Kronos' Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2004.



All documents in the Exhibit Index above that have been incorporated by reference were previously filed by the Registrant under SEC File Number 1-640.

*    Management contract, compensatory plan or arrangement.

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.


***  Previously filed.

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

                                                   NL Industries, Inc.
                                                    (Registrant)


                                          By:/s/ Harold C. Simmons
                                                 ------------------------------

                                                 Harold C. Simmons
                                                 May 31, 2005
                                                 (Chairman of the Board
                                                 and Chief Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Harold C. Simmons                      /s/ Steven L. Watson
-------------------------------------       -----------------------------------
Harold C. Simmons, May 31, 2005             Steven L. Watson, May 31, 2005
(Chairman of the Board and Chief            (Director)
  Executive Officer)



/s/ Thomas P. Stafford                      /s/ Glenn R. Simmons
-------------------------------------       -----------------------------------
Thomas P. Stafford, May 31, 2005            Glenn R. Simmons, May 31, 2005
(Director)                                  (Director)



/s/ C. H. Moore, Jr.                        /s/ Gregory M. Swalwell
-------------------------------------       -----------------------------------
C. H. Moore, Jr., May 31, 2005              Gregory M. Swalwell, May 31, 2005
(Director)                                  (Vice President, Chief Financial
                                            Officer, Principal Financial
                                            Officer

/s/ Terry N. Worrell                        /s/ James W. Brown
------------------------------------        -----------------------------------
Terry N. Worrell, May 31, 2005              James W. Brown, May 31, 2005
(Director)                                  (Vice President and Controller
                                            Principal Accounting Officer)

                               NL Industries, Inc.

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                      Page

  Report of Independent Registered Public Accounting Firm                 F-2


  Consolidated Balance Sheets - December 31, 2003;
    December 31, 2004 (restated)                                          F-5

  Consolidated Statements of Income -
   Years ended December 31, 2002 and 2003;
    Year ended December 31, 2004 (restated)                               F-7

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2002 and 2003;
    Year ended December 31, 2004 (restated)                               F-9

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2002 and 2003;
    Year ended December 31, 2004 (restated)                               F-10

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2002 and 2003;
    Year ended December 31, 2004 (restated)                               F-11

  Notes to Consolidated Financial Statements                              F-14


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


     As described in Note 1 to the consolidated financial statements, the Company has restated its 2004 financial statements to correct the accounting for income taxes.


Internal control over financial reporting


     Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because the Company did not maintain effective controls surrounding the proper consideration of the effect of subsequent events on the evaluation of certain income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.


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


     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004. The Company lacked effective controls surrounding the proper consideration of the effect of subsequent events on the evaluation of certain income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2004. Additionally, this control deficiency could result in a misstatement of deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied to our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.



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


     Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company's consolidated financial statements discussed in Note 1 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

     In our opinion, management's assessment that NL Industries, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.






                                                     PricewaterhouseCoopers LLP
Dallas, Texas

March 30, 2005, except for the restatement described in Note 1 to the consolidated financial statements and the matter described in the second and third paragraphs of Management's Report on Internal Control Over Financial Reporting as to which the date is May 31, 2005






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                      (In thousands, except per share data)

               ASSETS
                                                                              2003                 2004
                                                                              ----                 ----

                                                                                                (Restated)


 Current assets:

   Cash and cash equivalents                                                $ 89,525            $  99,185
   Restricted cash and cash equivalents                                       19,029                7,810
   Restricted marketable debt securities                                       6,147                9,446
   Accounts and other receivables                                            182,557               24,302
   Refundable income taxes                                                    37,712                   32
   Receivable from affiliates                                                    361                1,634
   Inventories                                                               292,337               28,781
   Prepaid expenses                                                            7,097                1,332
   Deferred income taxes                                                      12,718               13,604
                                                                          ----------          -----------

       Total current assets                                                  647,483              186,126
                                                                          ----------           ----------


 Other assets:
     Marketable equity securities                                             70,487               75,793
     Restricted marketable debt securities                                     6,870                3,848
     Investment in Kronos Worldwide, Inc.                                          -              175,578
     Investment in TiO2 manufacturing joint venture                          129,011                    -
     Receivable from affiliate                                                14,000               10,000
     Deferred income taxes                                                     7,033                  545
     Goodwill                                                                 52,715               20,772
     Other assets                                                             30,018                3,715
                                                                          ----------           ----------

       Total other assets                                                    310,134              290,251
                                                                          ----------           ----------

 Property and equipment:
   Land                                                                       37,727                5,356
   Buildings                                                                 208,077               26,877
   Equipment                                                                 886,846              127,044
   Mining properties                                                          63,701                    -
   Construction in progress                                                   10,302                2,431
                                                                          ----------           ----------
                                                                           1,206,653              161,708
   Less accumulated depreciation                                             687,725               86,490
                                                                          ----------           ----------

       Net property and equipment                                            518,928               75,218
                                                                          ----------           ----------


                                                                          $1,476,545           $  551,595
                                                                          ==========           ==========



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2003 and 2004

                      (In thousands, except per share data)

    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               2003                 2004
                                                                               ----                 ----

                                                                                                 (Restated)


 Current liabilities:
   Current maturities of long-term debt                                    $      288         $       42
   Accounts payable                                                           111,777             14,649
   Accrued liabilities                                                         96,539             23,134
   Accrued environmental costs                                                 19,627             16,570
   Payable to affiliates                                                       19,537                391
   Income taxes                                                                12,726              3,661
   Deferred income taxes                                                        3,941             23,842
                                                                           ----------         ----------

       Total current liabilities                                              264,435             82,289
                                                                           ----------         ----------

 Noncurrent liabilities:
   Long-term debt                                                             382,451                 85
   Accrued pension costs                                                       81,180              7,968
   Accrued postretirement benefits cost                                        23,411             10,572
   Accrued environmental costs                                                 57,854             51,247
   Deferred income taxes                                                      229,336             45,274
   Other                                                                       19,474              4,028
                                                                           ----------         ----------

       Total noncurrent liabilities                                           793,706            119,174
                                                                           ----------         ----------

 Minority interest                                                            135,215             58,404
                                                                           ----------         ----------

 Stockholders' equity:
   Preferred stock, no par value; 5,000 shares
    authorized; none issued                                                         -                  -
   Common stock, $.125 par value; 150,000 shares

    authorized; 66,845 and 48,440 shares issued                                 8,355              6,054
   Additional paid-in capital                                                 784,306            417,760
   Retained earnings                                                           90,479             10,970
   Accumulated other comprehensive income:

     Marketable securities                                                     23,323             26,783
     Currency translation                                                    (152,623)          (136,648)
     Pension liabilities                                                      (36,209)           (33,191)
     Treasury stock, at cost - 19,054 and nil shares                         (434,442)             -
                                                                           ----------         ------


       Total stockholders' equity                                             283,189            291,728
                                                                           ----------         ----------

                                                                           $1,476,545         $  551,595
                                                                           ==========         ==========



Commitments and contingencies (Notes 12, 15 and 19)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)

                                                                            2002             2003           (Restated)
                                                                            ----             ----           ----------

Net sales                                                           $    1,041,860        $1,182,143         $  741,687
Cost of sales                                                              809,422           882,114            572,541
                                                                        ----------        ----------         ----------

    Gross margin                                                            232,438          300,029            169,146

Selling, general and administrative expense                                 130,629          146,043             94,346
Other operating income (expense):
  Currency transaction gains (losses), net                                   (1,274)          (8,289)               741
  Disposition of property and equipment                                      (1,818)           9,845                 (2)
  Noncompete agreement income                                                 4,000              333                  -
  Legal settlement gains, net                                                 5,225              823                552
  Other income                                                                  377              436              6,953
  Corporate expense                                                         (37,860)         (57,430)           (17,094)
                                                                          ---------        ---------          ---------

    Income from operations                                                   70,459           99,704             65,950

Equity in earnings of Kronos Worldwide, Inc.                                      -                -              9,613
Other income (expense):
  Currency transaction gain                                                   6,271                -                  -
  Trade interest income                                                       1,912              932                493
  Interest and dividend income from affiliates                                3,775            3,319              7,986
  Other interest income                                                       3,374            1,351              1,303
  Securities transactions, net                                                 (105)           2,402              2,113
  Interest expense                                                          (31,638)         (34,303)           (18,305)
                                                                          ---------        ---------          ---------

    Income from continuing operations before income taxes and
         minority interest                                                   54,048           73,405             69,153

Provision for income taxes (benefit)                                         15,062            2,201           (291,510)
Minority interest                                                             1,563            3,858            149,596
                                                                          ---------        ---------          ---------


    Income from continuing operations                                        37,423           67,346            211,067


Discontinued operations                                                        (206)          (2,874)             3,552
                                                                          ---------        ---------         ----------

        Net income                                                        $  37,217        $  64,472          $ 214,619
                                                                          =========        =========          =========





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)

                                                                          2002             2003           (Restated)
                                                                          ----             ----           ----------

Basic earnings per share:
  Income from continuing operations                                  $     .77        $    1.41             $    4.37
  Discontinued operations                                                  -               (.06)                  .07
                                                                     -------------    ---------       --     --------

        Net income                                                   $     .77        $    1.35             $    4.44
                                                                     ==============   =========             =========

Diluted earnings per share:
  Income from continuing operations                                  $     .77        $    1.41             $    4.36
  Discontinued operations                                                  -               (.06)                  .07
                                                                     -------------    ---------       --     --------

    Net income                                                       $     .77        $    1.35             $    4.43
                                                                     ==============   =========             =========

Weighted-average shares used in the
 calculation of net income per share:
  Basic                                                                 48,530           47,721                48,333
  Dilutive impact of stock optio                                            82               74                    86
                                                                     ---------        ---------             ---------

  Diluted                                                               48,612           47,795                48,419
                                                                     =========        =========             =========




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                                          2002             2003          (Restated)
                                                                          ----             ----          ----------

Net income                                                                $  37,217       $  64,472        $ 214,619
                                                                          ---------       ---------        ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains (losses) arising during the period              (2,454)         18,901            3,460
    Reclassification for realized net gain (loss) included in net
       income                                                                  -             (1,474)            -
                                                                          ---------       ---------        ------

                                                                             (2,454)         17,427            3,460

Minimum pension liabilities adjustment                                      (15,095)        (14,762)           3,018

Currency translation adjustment                                              40,229          22,491           15,975
                                                                          ---------       ---------        ---------

      Total other comprehensive income                                       22,680          25,156           22,453
                                                                          ---------       ---------        ---------

          Comprehensive income                                            $  59,897       $  89,628        $ 237,072
                                                                          =========       =========        =========











                      NL INDUSTRIES , INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2002, 2003 and 2004
                      (In thousands, except per share data)




                                                                            Accumulated other
                                                                       comprehensive income (loss)
                                           Additional             -----------------------------------
                                 Common     paid-in    Retained   Marketable   Currency      Pension     Treasury
                                  stock     capital    earnings   securities  translation  liabilities    stock        Total
                                 ------   -----------  --------   ----------  -----------  -----------  ---------    ---------
                                                      (Restated)                                                    (Restated)

Balance at December 31, 2001,
  as originally reported         $8,355   $ 777,597    $ 222,722    $ 8,350    $(208,349)    $ (6,352)   $(415,380)  $ 386,943
Adjustment to reflect
  consolidation of CompX
  International Inc.               -          6,487       79,191       -          (6,994)        -            -         78,684
                                 ------   ---------    ---------    -------    ---------     --------    ---------   ---------

Balance at December 31, 2001,
  as adjusted                     8,355     784,084      301,913      8,350     (215,343)     (6,352)    (415,380)     465,627

Net income                         -           -          37,217       -            -            -            -         37,217
Other comprehensive loss,
  net of tax                       -           -            -        (2,454)      40,229      (15,095)        -         22,680
Common dividends declared -
  $3.30 per share                  -           -        (157,978)      -            -            -            -       (157,978)
Tax benefit of stock options
  exercised                        -            222         -          -            -            -            -            222
Treasury stock:
  Acquired                         -           -            -          -            -            -         (21,254)    (21,254)
  Reissued                         -           -            -          -            -            -             454         454
Other capital transactions
  with affiliates                  -           -          (4,745)      -            -            -            -         (4,745)
                                 ------   ---------    ---------    -------    ---------     --------    ---------   ---------

Balance at December 31, 2002      8,355     784,306      176,407      5,896     (175,114)     (21,447)    (436,180)    342,223

Net income                         -           -          64,472       -            -            -            -         64,472
Other comprehensive income
  (loss), net of tax               -           -            -        17,427       22,491      (14,762)        -         25,156
Distribution of 48.8% of
  Kronos Worldwide, Inc.           -           -         (88,532)      -            -            -            -        (88,532)
Income tax on distribution         -           -         (22,478)      -            -            -            -        (22,478)
Common dividends declared -
  $.80 per share                   -           -         (38,183)      -            -            -            -        (38,183)
Treasury stock - reissued          -                       -           -            -            -           1,738       1,738
Other capital transactions
  with affiliates                  -           -          (1,207)      -            -            -            -         (1,207)
                                 ------   ---------    ---------    -------    ---------     --------    ---------   ---------

Balance at December 31, 2003      8,355     784,306       90,479     23,323     (152,623)     (36,209)    (434,442)    283,189


Net income                         -           -         214,619       -            -            -            -        214,619
Other comprehensive income,
  net of tax                       -           -           -          3,460       15,975        3,018         -         22,453
Distribution of shares of
  Kronos Worldwide, Inc.           -           -          (8,741)      -            -            -            -         (8,741)
Income tax on distribution         -        (52,464)      (8,169)      -            -            -            -        (60,633)
Issuance of common stock              6         909         -          -            -            -            -            915


Acquisition of 10,374 shares
  of CompX International Inc.      -       (102,963)     (65,615)      -            -            -            -       (168,578)
Treasury stock:
  Reissued                         -             -          -          -            -            -           8,354       8,354
  Retired                        (2,307)   (212,178)    (211,603)      -            -            -         426,088        -
Other                              -            150         -          -            -            -            -            150
                                 ------   ---------    ---------    -------    ---------     --------    ---------   ---------


Balance at December 31, 2004     $6,054   $ 417,760    $  10,970    $26,783    $(136,648)    $(33,191)   $    -      $ 291,728
                                 ======   =========    =========    =======    =========     ========    =========   =========



          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                              2002          2003          (Restated)
                                                              ----          ----          ----------

Cash flows from operating activities:
    Net income                                             $ 37,217       $ 64,472        $214,619
    Depreciation and amortization                            46,225         54,875          36,402
    Goodwill impairment                                         -              -             6,500
    Noncash interest expense                                  1,768          2,197           1,222
    Deferred income taxes:
       Continuing operations                                    569         35,861        (288,359)
       Discontinued operations                                 (222)        (2,590)         (3,691)
    Minority interest:
       Continuing operations                                  1,563          3,858         149,596
       Discontinued operations                                 (101)        (1,414)         (3,944)
    Net losses (gains) from:
       Securities transactions                                  105         (2,402)         (2,113)
       Disposition of property and equipment                    625         (9,845)              2
    Pension cost, net                                        (2,316)        (5,478)            244
    Other postretirement benefits, net                       (3,385)        (3,468)         (2,090)
    Equity in Kronos Worldwide, Inc.                              -              -          (9,613)
    Distributions from Kronos Worldwide, Inc.                     -              -          10,731
    Distributions from TiO2 manufacturing
     joint venture, net                                       7,950            875           8,300
    Other, net                                               (1,158)         1,053           2,254
    Change in assets and liabilities:
    Accounts and other receivable                             6,089          2,541         (44,994)
    Inventories                                              45,301        (20,938)         50,062
    Prepaid expenses                                           (545)         3,186           1,769
    Accounts payable and accrued liabilities                (35,108)        (9,732)        (31,110)
    Income taxes                                               (475)       (25,726)         34,076
    Accounts with affiliates                                  3,784          4,512         (20,551)
    Accrued environmental costs                               8,913         24,137          (9,665)
    Other noncurrent assets and liabilities, net             (2,052)        (1,091)         (6,916)
                                                           --------       --------        --------

        Net cash provided by operating activities           114,747        114,883          92,731
                                                           --------       --------        --------







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                             2002           2003             2004
                                                             ----           ----             ----
                                                                                           (Restated)


Cash flows from investing activities:
  Capital expenditures                                    $(45,303)       $(44,262)       $(16,209)
  Collection of loans to affiliates                         14,650           4,000          35,423
  Acquisition of business                                   (9,149)           -               -
   Change in restricted cash equivalents
      and restricted marketable debt
      securities, net                                         (960)           (654)         10,367
  Proceeds from disposition of property
    and equipment                                              873          12,801           2,222
  Proceeds from sales of securities                           -               -              2,745
  Other, net                                                    32             671            -
                                                          --------       ---------       ---------

      Net cash provided (used) by
        investing activities                               (39,857)        (27,444)         34,548
                                                          --------       ---------       ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                             336,768          17,106         102,225
    Principal payments                                    (297,864)        (52,012)       (128,091)
    Deferred financing costs paid                          (10,706)           -                (28)
  Cash dividends paid                                     (157,978)        (38,183)              -
  Treasury stock:
    Purchased                                              (21,254)           -               -
    Reissued                                                   454           1,738            -
  Proceeds from issuance of stock:
    NL common stock                                           -               -              9,201
    CompX common stock                                         120            -                617
  Capital transactions with affiliates                      (4,745)         (1,207)           -
  Distributions to minority interests                       (2,379)           (606)        (12,635)
  Other, net                                                  -               (426)           -
                                                          --------       ---------       ---------

      Net cash used by financing activities               (157,584)        (73,590)        (28,711)
                                                          --------       ---------       ---------

Net increase (decrease)                                   $(82,694)      $  13,849       $  98,568
                                                          ========       =========       =========



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                             2002           2003            2004
                                                             ----           ----            ----
                                                                                         (Restated)

Cash and cash equivalents-net change from:
  Operating, investing and financing activities           $(82,694)      $  13,849       $  98,568
  Currency translation                                       3,650           5,178            (474)
  Kronos cash balance at June 30, 2004                        -               -            (88,434)
  Acquisition of business                                      196            -               -
                                                          --------       ---------       ---------
                                                           (78,848)         19,027           9,660

   Balance at beginning of year                            149,346          70,498          89,525
                                                          --------       ---------       ---------

   Balance at end of year                                 $ 70,498       $  89,525       $  99,185
                                                          ========       =========       =========
Supplemental disclosures:
  Cash paid (received) for:
    Interest                                              $ 34,773       $  30,000       $  17,119
    Income taxes                                            12,503          (1,848)        (17,000)

  Acquisition of business -
    net assets consolidated
        Cash and cash equivalents                         $    196       $    -          $    -
        Restricted cash                                      2,685            -               -
        Goodwill                                             6,406            -               -
        Other intangible assets                              2,601            -               -
        Other noncash assets                                 1,259            -               -
        Liabilities                                         (3,998)           -               -
                                                          --------       ---------       ---------

            Cash paid                                     $  9,149       $    -          $    -
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



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:


     Restatement of 2004 financial statements

     On May 9, 2005, the Company and its audit committee concluded that the Company would file this Annual Report on Form 10-K/A for its year ended December 31, 2004 ("Form 10-K/A") to reflect an additional $4.2 million, or $.08 per diluted share, noncash deferred income tax benefit in its results of operations for the year ended December 31, 2004, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Such $4.2 million relates to recognition of an additional noncash deferred income tax benefit related to discontinued operations in the fourth quarter of 2004. In the Company's Annual Report on Form 10-K originally filed with the SEC on March 30, 2005, the Company concluded that the $4.2 million deferred income tax benefit did not meet the more-likely-thank-not recognition criteria of SFAS No. 109 as of December 31, 2004, and therefore such income tax benefit was fully offset by a deferred income tax asset valuation allowance. On May 9, 2005, the Company and its audit committee concluded that, based on the weight of all available evidence and as a result of the capital gains generated from the Company's first quarter 2005 sales of certain securities discussed in
Note 25, such income tax benefit does meet the more-liely-than-not recognition criteria of SFAS No. 109, and that the Company should have recognized this $4.2 million income tax benefit as of December 31, 2004. Therefore, in connection with the filing of this Form 10-K/A, this $4.2 million income tax benefit has been fully recognized at December 31, 2004, as a component of discontinued operations in accordance with SFAS No. 109. See Notes 15, 24 and 25.

     The following tables shows (i) the Company's consolidated balance sheet as of December 31, 2004 and the Company's consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2004, in each case as originally reported, (ii) adjustments to such consolidated financial statements to reflect the additional deferred income tax benefit and (iii) the consolidated balance sheet as of December 31, 2004 and the Company's consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2004, in each case as restated to reflect the correction for the additional deferred income tax benefit.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

                      (In thousands, except per share data)



               ASSETS
                                                              Originally                         As
                                                               reported      Adjustment       restated

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
                                                                ==========       ======        ==========

                                December 31, 2004

                      (In thousands, except per share data)



    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               Originally                          As
                                                                reported      Adjustment        restated

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
                                                                 ==========        ======        ==========

                        CONSOLIDATED STATEMENT OF INCOME

                          Year ended December 31, 2004

                      (In thousands, except per share data)


                                                                        Originally                            As
                                                                         reported        Adjustment        restated

Net sales                                                                 $  741,687         $  -            $  741,687
Cost of sales                                                                572,541          -                 572,541
                                                                          ----------       ------            ----------

    Gross margin                                                             169,146            -               169,146

Selling, general and administrative expense                                   94,346            -                94,346
Other operating income (expense):
  Currency transaction gains (losses), net                                       741            -                   741
  Disposition of property and equipment                                           (2)           -                    (2)
  Legal settlement gains, net                                                    552            -                   552
  Other income                                                                 6,953            -                 6,953
  Corporate expense                                                          (17,094)         -                 (17,094)
                                                                           ---------       ------             ---------

    Income from operations                                                    65,950            -                65,950

Equity in earnings of Kronos Worldwide, Inc.                                   9,613            -                 9,613
Other income (expense):
  Trade interest income                                                          493          -                     493
  Interest and dividend income from affiliates                                 7,986          -                   7,986
  Other interest income                                                        1,303          -                   1,303
  Securities transactions, net                                                 2,113          -                   2,113
  Interest expense                                                           (18,305)         -                 (18,305)
                                                                           ---------       ------             ---------

    Income from continuing operations before income taxes and
         minority interest                                                    69,153          -                  69,153

Provision for income taxes (benefit)                                        (291,510)         -                (291,510)
Minority interest                                                            149,596          -                 149,596
                                                                           ---------       ------             ---------

    Income from continuing operations                                        211,067          -                 211,067

Discontinued operations                                                         (684)       4,236                 3,552
                                                                           ---------       ------             ---------

        Net income                                                         $ 210,383       $4,236             $ 214,619
                                                                           =========       ======             =========

                          Year ended December 31, 2004

                      (In thousands, except per share data)


                                                                        Originally                             As
                                                                         reported         Adjustment        Restated

Basic earnings per share:
  Income from continuing operations                                     $    4.36       $ -                 $    4.36
  Discontinued operations                                                    (.01)       .09                      .08
                                                                         --------    -------          --     --------

        Net income                                                      $    4.35    $   .09                $    4.44
                                                                        =========    =======                =========

Diluted earnings per share:
  Income from continuing operations                                     $    4.36       $  -                $    4.36
  Discontinued operations                                                    (.01)       .08                      .07
                                                                         --------    -------          --     --------

    Net income                                                          $    4.35    $   .08                $    4.43
                                                                        =========    =======                =========

Weighted-average shares used in the calculation of net income per share:
  Basic                                                                     48,333                               48,333
  Dilutive impact of stock options                                              86                                   86
                                                                         ---------                            ---------

  Diluted                                                                   48,419                               48,419
                                                                         =========                            =========


                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                          Year ended December 31, 2004

                                 (In thousands)


                                                                       Originally                            As
                                                                        reported        Adjustment        restated

Net income                                                                $210,383          $4,236         $ 214,619
                                                                          --------          ------         ---------

Other comprehensive income, net of tax:
  Marketable securities adjustment                                           3,460               -             3,460
                                                                                                    (
  Minimum pension liabilities adjustment                                     3,018               -             3,018

  Currency translation adjustment                                           15,975             -              15,975
                                                                          --------          ------         ---------

      Total other comprehensive income                                      22,453             -              22,453
                                                                          --------          ------         ---------

          Comprehensive income                                            $232,836          $4,236         $ 237,072
                                                                          ========          ======         =========

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          Year ended December 31, 2004

                                 (In thousands)


                                                                                  Total stockholders' equity
                                                                          Originally                         As
                                                                           reported       Adjustment      Restated

                                                                         -------------   -----------  ----------------



Balance at December 31, 2003                                                 $ 283,189        $  -          $ 283,189

Net income                                                                     210,383         4,236          214,619

Other comprehensive income, net of tax                                          22,453             -           22,453

Distribution of shares of Kronos Worldwide, Inc.                                (8,741)            -           (8,741)

Income tax on distribution                                                     (60,633)            -          (60,633)

Issuance of common stock                                                           915             -              915

Acquisition of 10,374 shares of
 CompX International Inc.                                                     (168,578)            -         (168,578)

Treasury stock reissued                                                          8,354             -            8,354

Other                                                                              150           -                150
                                                                             ---------        ------        ---------

Balance at December 31, 2004                                                 $ 287,492        $4,236        $ 291,728
                                                                             =========        ======        =========

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          Year ended December 31, 2004

                                 (In thousands)



                                                                Originally                                 As
                                                                 Reported          Adjustment           restated

Cash flows from operating activities:
    Net income                                                    $210,383             $ 4,236           $214,619
    Depreciation and amortization                                   36,402                   -             36,402
    Goodwill impairment                                              6,500                   -              6,500
    Noncash interest expense                                         1,222                   -              1,222
    Deferred income taxes:
       Continuing operations                                      (288,359)                  -           (288,359)
       Discontinued operations                                         545              (4,236)            (3,691)
    Minority interest:
       Continuing operations                                       149,596                   -            149,596
       Discontinued operations                                      (3,944)                  -             (3,944)
    Net losses (gains) from:
       Securities transactions                                      (2,113)                  -             (2,113)
       Disposition of property and equipment                             2                   -                  2
    Pension cost, net                                                  244                   -                244
    Other postretirement benefits, net                              (2,090)                  -             (2,090)
    Equity in Kronos Worldwide, Inc.                                (9,613)                  -             (9,613)
    Distributions from Kronos Worldwide, Inc.                       10,731                   -             10,731
    Distributions from TiO2 manufacturing joint venture, net         8,300                   -              8,300
    Other, net                                                       2,254                   -              2,254
    Change in assets and liabilities:
    Accounts and other receivable                                  (44,994)                  -            (44,994)
    Inventories                                                     50,062                   -             50,062
    Prepaid expenses                                                 1,769                   -              1,769
    Accounts payable and accrued liabilities                       (31,110)                  -            (31,110)
    Income taxes                                                    34,076                   -             34,076
    Accounts with affiliates                                       (20,551)                  -            (20,551)
    Accrued environmental costs                                     (9,665)                  -             (9,665)
    Other noncurrent assets and liabilities, net                    (6,916)                -               (6,916)
                                                                  --------              ------           --------

        Net cash provided by operating activities                   92,731                 -               92,731
                                                                  --------              ------           --------

                          Year ended December 31, 2004

                                 (In thousands)



                                                                  Originally                             As
                                                                   reported        Adjustment         restated

Cash flows from investing activities:
  Capital expenditures                                              $ (16,209)         $  -             $ (16,209)
  Collection of loans to affiliates                                    35,423               -              35,423
   Change in restricted cash equivalents  and restricted
      marketable debt securities, net                                  10,367               -              10,367
  Proceeds from disposition of property and equipment                   2,222               -               2,222
  Proceeds from sales of securities                                     2,745             -                 2,745
                                                                    ---------          ------           ---------

      Net cash provided by investing activities                        34,548             -                34,548
                                                                    ---------          ------           ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                        102,225               -             102,225
    Principal payments                                               (128,091)              -            (128,091)
    Deferred financing costs paid                                         (28)              -                 (28)
  Proceeds from issuance of stock:
    NL common stock                                                     9,201               -               9,201
    CompX common stock                                                    617               -                 617
  Distributions to minority interests                                 (12,635)            -               (12,635)
                                                                    ---------          ------           ---------

      Net cash used by financing activities                           (28,711)            -               (28,711)
                                                                    ---------          ------           ---------

Net increase                                                        $  98,568          $  -            $   98,568
                                                                    =========          ======          ==========

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                          Year ended December 31, 2004

                                 (In thousands)


                                                                   Originally                             As
                                                                    Reported         Adjustment        restated

Cash and cash equivalents-net change from:
  Operating, investing and financing activities                       $  98,568         $  -            $  98,568
  Currency translation                                                     (474)           -                 (474)
  Kronos cash balance at June 30, 2004                                  (88,434)           -              (88,434)
                                                                      ---------         ------          ---------
                                                                          9,660              -              9,660

   Balance at beginning of year                                          89,525            -               89,525
                                                                      ---------         ------          ---------

   Balance at end of year                                             $  99,185         $  -            $  99,185
                                                                      =========         ======          =========


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



                                                                               Years ended December 31,
                                                                        2002           2003             2004
                                                                        ----           ----             ----
                                                                                                     (Restated)

                                                                                 (In millions, except
                                                                                  per share amounts)


Net income as reported                                             $  37.2         $  64.5        $ 214.6


Adjustments, net of applicable income tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                                        2.1             1.1            1.1
  Stock-based employee compensation expense
   determined under SFAS No. 123                                      (2.5)           (1.3)        __ (.2)
                                                                   -------         -------        -------


Pro forma net income                                               $  36.8         $  64.3        $ 215.5
                                                                   =======         =======        =======


Basic earnings per share:

  As reported                                                      $    .77        $  1.35        $  4.44
  Pro forma                                                        $    .76        $  1.35        $  4.46


Diluted earnings per share:

  As reported                                                      $    .77        $  1.35        $  4.43
  Pro forma                                                        $    .76        $  1.35        $  4.45



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


     During the fourth quarter of 2004, NL sold shares of Kronos common stock in market transactions for an aggregate of $2.7 million, and the Company recognized a $2.2 million pre-tax gain related to the reduction of its ownership interest in Kronos related to such sales. See Note 25.


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
                                                  =========          =========

Note 7 - Investment in affiliates:


     Kronos Worldwide, Inc. At December 31, 2004, the Company held 18.3 million shares of Kronos with a quoted market price of $40.75 per share, or an aggregate market value of $744 million. See Note 25.


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

Note 15 - Income taxes:

                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)
 Pre-tax income (loss):
   U.S.                                         $ (19.3)         $ (15.5)       $   23.8
   Non-U.S.                                        73.3             88.9            45.4
                                                -------          -------        --------

                                                $  54.0          $  73.4        $   69.2
                                                =======          =======        ========

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%      $  18.9          $  25.7        $   24.2
 Non-U.S. tax rates                                (7.1)            (1.2)            (.5)
 Incremental U.S. tax and rate differences
  on equity in earnings of non-tax group
  companies                                         1.6              2.8              .2

 Change in deferred income tax valuation
   allowance, net                                  (3.4)            (7.2)         (308.4)

 Nondeductible expenses                             3.4              3.4             2.3
 Change in Belgian income tax law                  (2.3)              -               -
 U.S. state income taxes, net                        -                .1              .1
 Refund of prior year German income taxes            -             (38.0)           (3.1)
 Prior year tax adjustments                          -                -               .1
 Tax contingency reserve adjustment, net            2.9             14.7           (15.0)
 Other, net                                         1.1              1.9             8.6
                                                -------          -------        --------

                                                $  15.1          $   2.2        $ (291.5)
                                                =======          =======        ========



                                                         Years ended December 31,
                                                -----------------------------------------
                                                  2002             2003            2004
                                                  ----             ----            ----
                                                              (In millions)
 Components of income tax expense (benefit):
   Currently payable (refundable):
     U.S. federal and state                     $   1.7          $    .3        $  (14.9)
     Non-U.S.                                      12.8            (34.0)           11.8
                                                -------          -------        --------
                                                   14.5            (33.7)           (3.1)
                                                -------          -------        --------
   Deferred income taxes (benefit):
     U.S. federal and state                        (4.5)            (1.7)          (15.1)
     Non-U.S.                                       5.1             37.6          (273.3)
                                                -------          -------        --------
                                                     .6             35.9          (288.4)
                                                -------          -------        --------

                                                $  15.1          $   2.2        $ (291.5)
                                                =======          =======        ========



                                                                               Years ended December 31,
                                                                           2002            2003           2004
                                                                           ----            ----           ----

                                                                                                       (Restated)

                                                                                     (In millions)
 Comprehensive provision for income taxes (benefit) allocable to:
   Income from continuing operations                                      $15.1          $  2.2        $(291.5)

   Discontinued operations                                                 (0.3)           (2.6)          (4.6)

   Retained earnings                                                        -              22.5            8.2
   Additional paid-in capital                                              (0.2)            -             52.4
   Other comprehensive income:
     Marketable securities                                                 (1.3)            9.4            1.9
     Pension liabilities                                                   (7.2)         (12.2)            1.6
     Currency translation                                                  (0.1)            0.1           -
                                                                          -----          ------        ----


                                                                          $ 6.0         $ 19.4         $(232.0)
                                                                          =====         ======         =======


     The components of the net deferred tax liability at December 31, 2003 and 2004, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2003, the deferred income tax valuation allowance related to the operations of Kronos.

                                                                                  December 31,
                                                                       2003                         2004
                                                            -------------------------    ------------------------

                                                                                                  (Restated)

                                                             Assets     Liabilities      Assets      Liabilities
                                                                                (In millions)
 Tax effect of temporary differences related to:
   Inventories                                              $   1.9       $  (4.1)         $  -       $  -
   Marketable securities                                       -               -              -         (12.4)
   Property and equipment                                      46.0         (73.3)            -          (9.5)
   Accrued OPEB costs                                           9.8            -              4.8        -
   Accrued (prepaid) pension cost                              25.1         (33.5)            5.2        -
   Accrued environmental liabilities and
    other deductible differences                               28.8            -             24.8        -
   Other accrued liabilities and deductible
    differences                                                 7.2                           4.3        -
   Other taxable differences                                   -           (187.1)            -         (77.2)
   Investments in subsidiaries and
    affiliates not members of the Contran

    Tax Group                                                  -               -              4.5        (8.1)
 Tax on unremitted earnings of non-U.S. subsidiaries           -             (4.3)            -          -
 Tax loss and tax credit carryforwards                        163.9            -              8.6        -
 Valuation allowance                                         (193.8)           -              _          -
                                                            -------       -------          --         ----

   Adjusted gross deferred tax assets

    (liabilities)                                              88.9        (302.3)           52.2      (107.2)
 Netting of items by tax jurisdiction                         (69.1)         69.1           (38.1)       38.1
                                                            -------       -------          ------     -------
                                                               19.8        (233.2)           14.1       (69.1)

 Less net current deferred tax asset

  (liability)                                                  12.7          (3.9)           13.6       (23.8)
                                                            -------       -------          ------     -------


   Net noncurrent deferred tax asset

    (liability)                                             $   7.1       $(229.3)         $   .5     $ (45.3)
                                                            =======       =======          ======     =======


                                                                                 Years ended December 31,
                                                                           2002           2003             2004
                                                                           ----           ----             ----

                                                                                                        (Restated)

                                                                                      (In millions)

Decrease (increase) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria                           $(3.4)        $ (7.2)         $308.4
  Foreign currency translation                                            21.6           28.2             3.2
  Deconsolidation of Kronos                                                 -              -              3.2
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax

   planning strategies                                                    12.6          (12.5)         (121.0)
                                                                         -----         ------          ------

                                                                         $30.8         $  8.5          $193.8
                                                                         =====         ======          ======


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


     In January 2005, CompX completed its disposition of the Thomas Regout operations in Europe (see Note 24 to the financial statements). The Company currently expects to generate a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by the Company is appropriate under GAAP in the fourth quarter of 2004 at the time such operations were classified as held for sale. See Notes 1 and 24.


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

Note 20 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.

                                                                     December 31,                December 31,
                                                                         2003                        2004
                                                              ---------------------------  -------------------------
                                                                Carrying        Fair         Carrying      Fair
                                                                 Amount        Value          Amount       Value
                                                                                            (Restated)
                                                              ------------- -------------  -------------------------
                                                                                  (In millions)

Cash, cash equivalents, current
   and noncurrent restricted
   cash equivalents and current
   and noncurrent restricted

   marketable debt securities                                    $ 121.6       $ 121.6       $ 120.3     $  120.3
Marketable equity securities -
   classified as available-for-sale                              $  70.5       $  70.5       $  75.8     $   75.8


Notes payable and long-term debt:
  Fixed rate with market quotes-
    8.875% Senior Secured Notes                                  $ 356.1       $ 356.1       $    -      $    -
  Other fixed rate debt                                               .6            .6            -           -
  Variable rate debt                                                26.0          26.0            -           -

Minority interest in Kronos common stock                         $  77.8       $ 530.2       $    -      $    -
Minority interest in CompX common stock                             48.4          30.4          49.2         79.4


Common stockholders' equity                                      $ 283.2       $ 559.2       $ 291.7     $1,070.5

(1) The carrying amount of common stockholders' equity as of December 31, 2004 has been restated. See Note 1.


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


     Goodwill attributable to the component products operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Candian and Taiwanese operations. No goodwill is attributable to the chemicals operating segment. See Note 8. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.


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


Note 22 - Quarterly results of operations (unaudited):


                                                                       Quarter ended
                                                ------------------------------------------------------
                                                 March 31       June 30        Sept. 30       Dec. 31
                                                                                             (Restated)
                                                ---------      --------       ---------      --------
                                                           (In millions, except per share data)


 Year ended December 31, 2003
   Net sales                                      $295.3       $ 308.5         $287.0         $291.3
   Cost of sales                                   222.8         232.2          213.3          213.8

   Income from continuing operations              $ 10.2       $  29.5         $ 17.9         $  9.7
   Discontinued operations                           (.4)          (.5)          (1.6)           (.3)
                                                  ------       -------         ------         ------
          Net income                              $  9.8       $  29.0         $ 16.3         $  9.4
                                                  ======       =======         ======         ======

   Diluted earnings per common share              $  .20       $   .61         $  .34         $  .19


 Year ended December 31, 2004
   Net sales                                      $306.8       $ 342.0         $ 46.3         $ 46.6
   Cost of sales                                   237.4         262.8           35.9           36.4


   Income from continuing operations (1)          $  5.1       $ 189.6         $  8.6         $  7.8
   Discontinued operations (2)                        -             .2             .2            3.1
                                                  ------       -------         ------         ------

   Net income (1), (2)                            $  5.1       $ 189.8         $  8.8         $ 10.9
                                                  ======       =======         ======         ======

     Diluted earnings per common share (1), (2)   $  .11       $  3.92         $  .18         $  .22


     (1) During the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the quarterly results of operations for 2004, as presented above, reflects this additional tax benefit. Accordingly, income from continuing operations for the second quarter of 2004 of $189.6 million ($3.92 per basic share), as reflected above, differs from the $180.9 million ($3.74 per basic share) that would have been reported by the Company in the second quarter of 2004, giving effect to the acquisition of CompX discussed in Note 2. Such $8.7 million increase in income from continuing operations is comprised of (i) the additional deferred income tax benefit of $17.3 million and (ii) an additional minority interest in earnings of $8.6 million.

     (2) Income from discontinued operations and net income and net income per share for the fourth quarter of 2004 have been restated. See Note 1.

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


     Condensed income statement data for Thomas Regout is presented below. The $6.5 million impairment charge is included in Thomas Regout's operating loss for 2004. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with CompX, which indebtedness arose at the time of CompX's acquisition of such operations prior to 2002 and corresponded to certain third-party indebtedness CompX incurred at the time such operations were acquired. Discontinued operations in 2004 includes a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by the Company is appropriate under GAAP in the fourth quarter of 2004 at the time such operations were classified as held for sale because the Company concluded that such benefit meets the more-likely-than-not recognition criteria as of December 31, 2004. See
Note 1.



                                                                                 Years ended December 31,
                                                                            2002           2003           2004
                                                                            ----           ----           ----

                                                                                                       (Restated)


Net sales                                                                   $ 31.3         $ 35.3      $ 41.7
                                                                            ======         ======      ======


Operating income (loss)                                                     $   .1         $ (5.5)     $ (3.5)
Settlement gain                                                                 .7             -           -
Interest expense                                                              (1.3)          (1.4)       (1.5)
Income tax benefit                                                              .2            2.6         4.6
Minority interest in losses (earnings)                                          .1            1.4           3.9
                                                                            ------         ------        ------

                                                                            $  (.2)        $ (2.9)     $  3.5
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


Note 25 - Subsequent event:

     During the first quarter of 2005, NL sold approximately 467,000 shares of Kronos common stock, representing approximately 1% of Kronos' outstanding shares, in market transactions for an aggregate of $19.0 million. The Company expects to recognize a $14.6 million pre-tax securities transaction gain related to such sales in the first quarter of 2005. See Note 15.




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of NL Industries, Inc.:


Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005, except for the restatement described in Note 1 to the consolidated financial statements and the matter described in the second and third paragraphs of Management's Report on Internal Control Over Financial Reporting as to which the date is May 31, 2005, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








                                                     PricewaterhouseCoopers LLP


Dallas, Texas


March 30, 2005, except for the restatement described in Note 1 to the consolidated financial statements and the matter described in the second and third paragraphs of Management's Report on Internal Control Over Financial Reporting as to which the date is May 31, 2005

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2003 and 2004

                                 (In thousands)

                                                                                      2003              2004
                                                                                      ----              ----

                                                                                                     (Restated)


 Current assets:

   Cash and cash equivalents                                                          $    2,428        $  45,029
   Restricted cash equivalents                                                            14,725            3,131
   Restricted marketable debt securities                                                   6,147            6,713
   Accounts and notes receivable                                                             536              478
   Receivable from subsidiaries                                                              932            1,954
   Prepaid expenses                                                                          709              151
   Deferred income taxes                                                                   7,745           12,435
                                                                                       ---------       ----------

       Total current assets                                                               33,222           69,891
                                                                                       ---------        ---------


 Other assets:
   Marketable securities                                                                  52,741           56,707
   Restricted marketable debt securities                                                   4,284            3,848
   Investment in subsidiaries                                                            187,102          119,278
   Investment in Kronos Worldwide, Inc.                                                        -          175,578
   Note receivable from Kronos Worldwide, Inc.                                           200,000                -
   Other                                                                                     331              301
   Property and equipment, net                                                               647              646
                                                                                       ---------        ---------

       Total other assets                                                                445,105          356,358
                                                                                       ---------        ---------


                                                                                       $ 478,327        $ 426,249
                                                                                       =========        =========


 Current liabilities:
   Payable to affiliates                                                               $  12,429        $   1,644
   Accounts payable and accrued liabilities                                               14,375           11,140
   Income taxes                                                                              372            1,050
   Accrued environmental costs                                                            13,745           11,216
   Deferred taxes                                                                           -              23,842
                                                                                       ---------        ---------

       Total current liabilities                                                          40,921           48,892
                                                                                       ---------        ---------

 Noncurrent liabilities:
   Notes payable to affiliates                                                            22,320                -
   Deferred income tax                                                                    75,406           40,011
   Accrued environmental costs                                                            26,510           23,050
   Accrued pension cost                                                                   13,019            7,968
   Accrued postretirement benefits cost                                                   12,235           10,572
   Other                                                                                   4,727            4,028
                                                                                       ---------        ---------

       Total noncurrent liabilities                                                      154,217           85,629
                                                                                       ---------        ---------


 Stockholders' equity                                                                    283,189          291,728
                                                                                       ---------        ---------

                                                                                       $ 478,327        $ 426,249
                                                                                       =========        =========

 Contingencies (Note 3)

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                                     2002            2003            2004
                                                                     ----            ----            ----

                                                                                                  (Restated)


 Revenues and other income (expense):
     Equity in income from continuing operations of
        subsidiaries                                                 $ 69,557        $ 92,192        $169,966
   Interest and dividends                                               2,494           1,858           1,420
   Interest income from subsidiaries                                   12,165           1,184          13,649
   Securities transactions, net                                          (105)          2,737           2,113
   Litigation settlements gains, net                                    5,225             823             552
   Disposition of property & equipment                                      1          10,325              99
   Other income, net                                                    4,080             414             223
                                                                     --------        --------        --------

                                                                       93,417         109,533         188,022
                                                                     --------        --------        --------

 Costs and expenses:
   General and administrative                                          35,431          54,154          17,984
   Interest                                                            34,217             909             409
                                                                     --------        --------        --------

                                                                       69,648          55,063          18,393
                                                                     --------        --------        --------

   Income before income taxes                                          23,769          54,470         169,629

 Income tax benefit                                                   (13,654)        (12,876)        (41,438)
                                                                     --------        --------        --------

   Income from continuing operations                                   37,423          67,346         211,067


 Discontinued operations                                                 (206)         (2,874)          3,552
                                                                     --------        --------        --------

 Net income                                                          $ 37,217        $ 64,472        $214,619
                                                                     ========        ========        ========


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                                     2002             2003              2004
                                                                     ----             ----              ----

                                                                                                     (Restated)


 Cash flows from operating activities:

     Net income                                                     $  37,217         $  64,472        $ 214,619
     Distributions from Kronos                                        111,000             7,000           23,168
     Distributions from CompX                                               -                 -            1,297
     Noncash interest expense (income), net                            15,704              (869)               -
     Deferred income taxes                                             (9,119)           (2,807)         (26,917)
     Equity in earnings of subsidiaries and investments:

         Continuing operations                                        (69,557)          (92,192)        (169,966)
         Discontinued operations                                          206             2,874              684
     Securities transactions                                              105            (2,737)          (2,113)
     Other, net                                                        (1,899)          (11,304)          (1,203)
     Net change in assets and liabilities                               4,513            15,618          (32,477)
                                                                    ---------         ---------        ---------

        Net cash provided (used) by operating activities
                                                                       88,170           (19,945)           7,092
                                                                    ---------         ---------        ---------

 Cash flows from investing activities:
     Capital expenditures                                                  (2)                -                -
     Repayment of loans by affiliates                                 194,000                 -           31,423
     Change in restricted cash equivalents and restricted
        marketable debt securities, net                                16,622            42,744           14,460
     Proceeds from disposition of property and equipment                    9            12,420                -
     Proceeds from sales of securities                                   -                 -               2,745
                                                                    ---------         ---------        ---------

        Net cash provided by investing activities                     210,629            55,164           48,628
                                                                    ---------         ---------        ---------

 Cash flows from financing activities:
   Indebtedness - principal payments                                 (194,000)                -                -
   Loans from affiliates, net                                          64,600             2,620          (22,320)
   Dividends paid                                                    (157,978)          (38,183)               -
   Common stock issued                                                      -                 -              915
   Treasury stock:
     Purchased                                                        (21,254)                -                -
     Reissued                                                             454             1,738            8,286
                                                                    ---------         ---------        ---------

        Net cash used by financing activities                        (308,178)          (33,825)         (13,119)
                                                                    ---------         ---------        ---------

 Net change during the year from operating investing and
     financing activities                                              (9,379)            1,394           42,601
 Balance at beginning of year                                          10,413             1,034            2,428
                                                                    ---------         ---------        ---------

 Balance at end of year                                             $   1,034         $   2,428        $  45,029
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