Form 10-Q
period 2005-06-30
NL INDUSTRIES INC
filed 2005-08-03
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2005           Commission file number 1-640
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


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
--------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                               -----------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---   ---



Number of shares of the Registrant's  common stock outstanding on July 29, 2005:
48,556,134.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets -
             December 31, 2004; June 30, 2005 (Unaudited)                  3

            Consolidated Statements of Income -
             Three months and six months ended
              June 30, 2004 and 2005 (Unaudited)                           5

            Consolidated Statements of Comprehensive Income -
             Six months ended June 30, 2004 and 2005 (Unaudited)           6

            Consolidated Statement of Stockholders' Equity -
             Six months ended June 30, 2005 (Unaudited)                    7

            Consolidated Statements of Cash Flows -
             Six months ended June 30, 2004 and 2005 (Unaudited)           8

            Notes to Consolidated Financial Statements (Unaudited)        10

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          24

  Item 4.   Controls and Procedures                                       38

Part II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                             41

  Item 4.   Submission of Matters to a Vote of Security Holders           41

  Item 6.   Exhibits                                                      41

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                   December 31,        June 30,
                                                            2004              2005
                                                        ------------       -----------
                                                         (Restated)        (Unaudited)
 Current assets:
   Cash and cash equivalents                            $  99,185          $  101,190
   Restricted cash and cash equivalents                     7,810               4,691
   Restricted marketable debt securities                    9,446              11,538
   Accounts and other receivables                          24,302              23,323
   Refundable income taxes                                     32                 644
   Receivable from affiliates                               1,634                 422
   Inventories                                             28,781              19,945
   Prepaid expenses                                         1,332               2,284
   Deferred income taxes                                   13,604               5,478
                                                        ---------          ----------

       Total current assets                               186,126             169,515
                                                        ---------          ----------

 Other assets:
   Marketable equity securities                            75,793              82,437
   Restricted marketable debt securities                    3,848                   -
   Investment in Kronos Worldwide, Inc.                   175,578             180,928
   Receivable from affiliate                               10,000               8,000
   Deferred income taxes                                      545                   -
   Goodwill                                                20,772              21,020
   Other                                                    3,715               7,505
                                                        ---------          ----------

       Total other assets                                 290,251             299,890
                                                        ---------          ----------

 Property and equipment:
   Land                                                     5,356               8,787
   Buildings                                               26,877              26,977
   Equipment                                              127,044             104,419
   Construction in progress                                 2,431               5,172
                                                        ---------          ----------
                                                          161,708             145,355
   Less accumulated depreciation and amortization          86,490              76,511
                                                        ---------          ----------

       Net property and equipment                          75,218              68,844
                                                        ---------          ----------

                                                        $ 551,595          $  538,249
                                                        =========          ==========

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                December 31,        June 30,
                                                            2004              2005
                                                        ------------       -----------
                                                         (Restated)        (Unaudited)
 Current liabilities:
   Current maturities of long-term debt                 $       42         $       41
   Accounts payable                                         14,649             12,498
   Accrued liabilities                                      23,134             24,520
   Accrued environmental costs                              16,570             16,688
   Payable to affiliates                                       391              3,413
   Income taxes                                              3,661                852
   Deferred income taxes                                    23,842               -
                                                        ----------         ----------

       Total current liabilities                            82,289             58,012
                                                        ----------         ----------

 Noncurrent liabilities:
   Long-term debt                                               85                 64
   Accrued pension costs                                     7,968              7,155
   Accrued postretirement benefits costs                    10,572              9,939
   Accrued environmental costs                              51,247             48,128
   Deferred income taxes                                    45,274             52,485
   Other                                                     4,028              3,102
                                                        ----------         ----------

       Total noncurrent liabilities                        119,174            120,873
                                                        ----------         ----------

 Minority interest                                          58,404             49,274
                                                        ----------         ----------

 Stockholders' equity:
   Common stock                                              6,054              6,069
   Additional paid-in capital                              417,760            425,838
   Retained earnings                                        10,970             15,402
   Accumulated other comprehensive income (loss):
     Marketable securities                                  26,783             31,012
     Currency translation                                 (136,648)          (135,040)
     Pension liabilities                                   (33,191)           (33,191)
                                                        ----------         ----------

       Total stockholders' equity                          291,728            310,090
                                                        ----------         ----------

                                                        $  551,595         $  538,249
                                                        ==========         ==========



Commitments and contingencies (Notes 12 and 14)



          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended                Six months ended
                                                                 June 30,                          June 30,
                                                        --------------------------        ------------------------
                                                            2004            2005             2004            2005
                                                            ----            ----             ----            ----
                                                         (Restated)                      (Restated)

Net sales                                                $ 342,036       $  45,730        $ 648,879       $  92,573
Cost of sales                                              262,837          35,203          500,244          71,763
                                                         ---------       ---------        ---------       ---------

    Gross margin                                            79,199          10,527          148,635          20,810

Selling, general and administrative expense                 41,096           5,808           82,406          11,930
Other operating income (expense):
  Currency transaction gains (losses), net                     471              39              869             (15)
  Disposition of property and equipment                         21               -               (2)             (4)
  Other income                                               6,858           1,178            6,944           1,443
  Corporate expense                                         (4,584)         (4,223)         (11,292)        (10,060)
                                                         ---------       ---------        ---------       ---------


    Income from operations                                  40,869           1,713           62,748             244

Equity in earnings of Kronos Worldwide, Inc.                     -          11,766                -          19,556
Other income (expense):
  Trade interest income                                        273              23              476              44
  Interest and dividend income from affiliates                 815             620            1,657           1,239
  Other interest income                                        352             794              709           1,660
  Securities transactions, net                                  (3)            118              (25)         14,696
  Interest expense                                          (8,741)           (117)         (18,167)           (197)
                                                         ---------       ---------        ---------       ---------

    Income from continuing operations before
         income taxes and minority interest                 33,565          14,917           47,398          37,242

Provision (benefit) for income taxes                      (298,663)          4,166         (295,191)         12,255

Minority interest in after-tax earnings                    142,543             785          147,825           1,516
                                                         ---------       ---------        ---------       ---------

    Income from continuing operations                      189,685           9,966          194,764          23,471

Discontinued operations                                        185            -                 190            (326)
                                                         ---------       ---------        ---------       ---------

    Net income                                           $ 189,870       $   9,966        $ 194,954       $  23,145
                                                         =========       =========        =========       =========

Cash dividend per share                                  $    -          $     .25        $     -         $     .25
                                                         =========       =========        =========       =========

Earnings per share:
    Basic net income per share                           $    3.93       $     .20        $    4.04       $     .46
                                                         =========       =========        =========       =========

    Diluted net income per share                         $    3.92       $     .20        $    4.03       $     .46
                                                         =========       =========        =========       =========

Weighted-average shares used in the calculation
   of net income per share:
  Basic                                                     48,361          48,553           48,251          48,522
  Dilutive impact of stock options                              63              40              101              55
                                                         ---------       ---------        ---------       ---------

                                                            48,424          48,593           48,352          48,577
                                                         =========       =========        =========       =========


          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                              2004            2005
                                                              ----            ----
                                                           (Restated)

Net income                                                 $ 194,954        $ 23,145
                                                           ---------        --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment -
    unrealized holding gains (losses) arising
    during the period                                        (11,082)          4,229

 Currency translation adjustment, net of tax                  (4,014)          1,608
                                                           ---------        --------

      Total other comprehensive income (loss)                (15,096)          5,837
                                                           ---------        --------

          Comprehensive income                             $ 179,858        $ 28,982
                                                           =========        ========






          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                    Accumulated other
                                                                             comprehensive income (loss)
                                            Additional                ----------------------------------------
                                   Common     paid-in     Retained     Marketable   Currency     Pension
                                    stock     capital      deficit     securities  translation  liabilities     Total
                                  -------  -----------   ----------   -----------  -----------  -----------   ----------
                                                         (Restated)

Balance at December 31, 2004
  (Restated)                      $6,054      $417,760     $ 10,970    $  26,783    $(136,648)    $ (33,191)   $291,728

Net income                          -             -          23,145         -            -            -          23,145

Issuance of common stock              15         2,490         -            -            -            -           2,505

Dividends                           -             -         (12,139)        -            -            -         (12,139)

Distribution of shares of
  Kronos Worldwide, Inc.
  common stock                      -             -          (2,637)        -            -            -          (2,637)

Income tax on distribution          -             -          (3,937)        -            -            -          (3,937)

Other comprehensive income, net     -             -            -           4,229        1,608         -           5,837

Redemption of preferred stock
  of subsidiary                     -            5,400         -            -            -            -           5,400

Other                               -              188         -            -            -            -             188
                                  ------      --------     --------    ---------    ---------     ---------    --------

Balance at June 30, 2005          $6,069      $425,838     $ 15,402    $  31,012    $(135,040)    $ (33,191)   $310,090
                                  ======      ========     ========    =========    =========     =========    ========

          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)


                                                              2004            2005
                                                              ----            ----
                                                           (Restated)

 Cash flows from operating activities:
   Net income                                              $194,954          $ 23,145
   Depreciation and amortization                             29,289             5,567
   Deferred income taxes:
     Continuing operations                                 (306,260)          (12,540)
     Discontinued operations                                     94              (187)
   Minority interest:
     Continuing operations                                  147,919             1,515
     Discontinued operations                                    (94)             (151)
   Equity in earnings of Kronos Worldwide, Inc.                   -           (19,556)
   Distributions from Kronos Worldwide, Inc.                      -             8,835
   Distributions from TiO2 manufacturing joint venture        8,300                 -
   Net (gains) losses from securities transactions               25           (14,696)
   Other, net                                                 1,526              (142)
   Change in assets and liabilities:
     Accounts and other receivables                         (52,976)           (3,542)
     Inventories                                             52,614               756
     Prepaid expenses                                           933              (603)
     Accrued environmental costs                             (4,932)           (2,918)
     Accounts payable and accrued liabilities               (26,407)             (490)
     Income taxes                                            27,492            (6,837)
     Accounts with affiliates                                   306             2,864
     Other, net                                              (1,166)              867
                                                           --------          --------

         Net cash provided (used) by
           operating activities                              71,617           (18,113)
                                                           --------          --------

 Cash flows from investing activities:
   Capital expenditures                                     (12,660)           (7,394)
   Collection of loans to affiliates                          2,000             2,000
   Change in restricted cash equivalents
     and marketable debt securities, net                      2,470             3,118
   Proceeds from disposal of:
     Business unit                                             -               18,094
     Kronos common stock                                       -               19,176
     Property and equipment                                   2,119                12
   Cash of disposed business unit                              -               (4,006)
   Purchase of shares of CompX International Inc.              -                 (572)
   Other, net                                                    84              -
                                                           --------          --------

         Net cash provided (used) by investing activities    (5,987)           30,428
                                                           --------          --------

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                              2004            2005
                                                              ----            ----
                                                           (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                            $ 102,220         $   -
     Principal payments                                     (126,072)              (19)
     Deferred financing costs paid                               (28)              (28)
   Dividends paid                                               -              (12,139)
   Distributions to minority interest                        (12,036)           (1,203)
   Proceeds from issuance of common stock:
     NL common stock                                           8,286             2,693
     CompX common stock                                          330               217
                                                           ---------         ---------

       Net cash used by financing activities                 (27,300)          (10,479)
                                                           ---------         ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities              38,330             1,836
   Currency translation                                         (481)              169
 Cash and cash equivalents at beginning of period             89,525            99,185
                                                           ---------         ---------

 Cash and cash equivalents at end of period                $ 127,374         $ 101,190
                                                           =========         =========


 Supplemental disclosures:
     Cash paid (received) for:
       Interest, net of amounts capitalized                $  17,119         $      82
       Income taxes, net                                     (20,126)           27,764

     Noncash investing activity - note receivable
          received upon disposal of business unit          $    -            $   4,179





          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - Organization and basis of presentation:

     NL Industries, Inc. (NYSE: NL) is a subsidiary of Valhi, Inc. (NYSE: VHI). At June 30, 2005, Valhi held approximately 83% of NL's outstanding common stock and Contran Corporation and its subsidiaries held approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2004 has been derived from the Company's audited consolidated financial statements at that date included in its Annual Report on Form 10-K for the year ended December 31, 2004, as amended, filed with the Securities and Exchange Commission ("SEC") on May 31, 2005 (the "2004 Annual Report"). As noted in such 2004 Annual Report, the Company and its audit committee concluded that the Company would restate its consolidated financial statements as of December 31, 2004, and for the year then ended, to reflect an additional $4.2 million, or $.08 per diluted share, noncash income tax benefit in its results of operations for such year. Such $4.2 million relates to recognition of an additional deferred income tax benefit related to discontinued operations, recognized in the fourth quarter of 2004.

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

     During the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the Company's quarterly results of operations for 2004, as presented herein, reflects this additional income tax benefit, which aggregated $8.7 million, or $.18 per diluted share, net of minority interest.

     The consolidated balance sheet at June 30, 2005, and the consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the interim periods ended June 30, 2004 and 2005, have been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the 2004 Annual Report.

     Prior to July 2004, Kronos Worldwide, Inc. (NYSE: KRO) was a majority-owned subsidiary of the Company. Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the second quarter and first six months of 2004.

     As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. See Note 16. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Net compensation cost recognized by the Company in accordance with APBO No. 25 was nil in the second quarter of 2004, and approximately $1.1 million in the first six months of 2004. Net compensation income recognized by the Company was approximately $400,000 in both the second quarter and first six months of 2005.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the second quarter and first six months of 2004 and 2005 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.

                                                      Three months                Six months
                                                     ended June 30,             ended June 30,
                                                 --------------------        --------------------
                                                  2004          2005          2004          2005
                                                  ----          ----          ----          ----
                                                      (In millions, except per share amounts)

Net income as reported                           $189.9        $ 10.0        $195.0        $ 23.1

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation
    expense determined under APBO No. 25             -            (.3)           .6           (.2)
  Stock-based employee compensation expense
    determined under SFAS No. 123                   (.2)           -            (.3)           -
                                                 ------        ------        ------        ------

Pro forma net income                             $189.7        $  9.7        $195.3        $ 22.9
                                                 ======        ======        ======        ======

Diluted net income per share:
  As reported                                    $ 3.92        $  .20        $ 4.03        $  .46
  Pro forma                                      $ 3.92        $  .19        $ 4.04        $  .46


Note 2 - Business segment information:
                                                        % owned at
  Business segment             Entity                 June 30, 2005
---------------------   ------------------------     ---------------

  Component products    CompX International Inc.            68%
  Chemicals             Kronos Worldwide, Inc.              36%

     The Company's ownership of CompX is directly held principally by CompX Group, Inc., an 82.4%-owned subsidiary of the Company. An affiliate of Valhi owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above includes NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX. During the second quarter of 2005, NL purchased approximately 39,000 shares of CompX common stock in open market transactions, representing approximately .3% of CompX's outstanding common stock for an aggregate amount of approximately $572,000.

     In March 2005, NL paid its $.25 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 266,000 shares, or approximately .5% of Kronos' outstanding common stock, were distributed to NL shareholders in the form of a pro-rata dividend. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the date of distribution. The Company recognized a $3.9 million tax liability in the first quarter of 2005 related to the Kronos shares distributed, which in accordance with GAAP has been recognized as a direct charge to retained earnings.

     During the first six months of 2005, NL sold approximately 470,000 shares of Kronos common stock in market transactions for an aggregate of $19.2 million. The Company recognized a $14.7 million pre-tax securities transaction gain related to such sales.

     CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.




                                                      Three months                Six months
                                                     ended June 30,             ended June 30,
                                                 --------------------        --------------------
                                                  2004          2005          2004          2005
                                                  ----          ----          ----          ----
                                                                  (In millions)

 Net sales:
   Chemicals                                     $295.8        $   -         $559.1        $   -
   Component products                              46.2          45.8          89.8          92.6
                                                 ------        ------        ------        ------

     Total net sales                             $342.0        $ 45.8        $648.9        $ 92.6
                                                 ======        ======        ======        ======

 Segment profit:
   Chemicals                                     $ 40.1        $   -         $ 66.3        $   -
   Component products                               5.1           4.7           7.6           8.9
                                                 ------        ------        ------        ------

     Total segment profit                          45.2           4.7          73.9           8.9

 General corporate items:
   Interest and dividend income
     from affiliates                                 .8            .6           1.7           1.2
   Other interest income                             .4            .8            .7           1.7
   Securities transactions, net                    -               .1            -           14.7
   Insurance recoveries                              .5           1.2            .5           1.2
   Other income                                      .1            .1            .1            .2
   General corporate expenses, net                 (4.6)         (4.3)        (11.3)        (10.1)
   Interest expense                                (8.8)          (.1)        (18.2)          (.2)
                                                 ------        ------        ------        ------

                                                   33.6           3.1          47.4          17.6
 Equity in earnings of Kronos                        -           11.8            -           19.6
                                                 ------        ------        ------        ------

     Income from continuing operations
          before income taxes and
          minority interest                      $ 33.6        $ 14.9        $ 47.4        $ 37.2
                                                 ======        ======        ======        ======



     Component products segment profit, as presented above, may differ from amounts separately reported by CompX because the Company defines segment profit differently than CompX.

Note 3 - Accounts and other receivables:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Trade receivables                                     $ 24,759            $ 21,577
 Recoverable VAT and other receivables                      551               2,001
 Allowance for doubtful accounts                         (1,008)               (255)
                                                       --------            --------

                                                       $ 24,302            $ 23,323
                                                       ========            ========

Note 4 - Inventories:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Raw materials                                         $  8,193             $ 4,286
 Work in process                                         10,827               9,560
 Finished products                                        9,696               6,029
 Supplies                                                    65                  70
                                                       --------            --------

                                                       $ 28,781            $ 19,945
                                                       ========            ========

Note 5 - Marketable equity securities:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Valhi common stock                                    $ 75,770            $ 82,410
 Other                                                       23                  27
                                                       --------            --------

                                                       $ 75,793            $ 82,437
                                                       ========            ========

     At June 30, 2005, the Company owned approximately 4.7 million shares of Valhi common stock with a quoted market price of $17.50 per share (December 31, 2004 quoted market price - $16.09 per share).

Note 6 - Investment in Kronos:

     At June 30, 2005, the Company held 17.5 million shares of Kronos with a quoted market price of $30.19 per share, or an aggregate market value of $529 million.

     Securities transaction gains in the first six months of 2005 relate primarily to NL's $14.7 million pre-tax gain from the sale of approximately 470,000 shares of Kronos common stock in market transactions for aggregate proceeds of $19.2 million.

     At June 30, 2005, Kronos reported total assets of $1.3 billion and stockholders' equity of $505.4 million. Kronos' total assets at June 30, 2005 include current assets of $484.0 million, net property and equipment of $414.3 million and an investment in a TiO2 manufacturing joint venture of $119.6 million. Kronos' total liabilities at June 30, 2005 include current liabilities of $173.3 million, long-term debt of $461.2 million, accrued postretirement benefits and pension costs aggregating $67.1 million and deferred income taxes of $58.2 million.

     During the three months ended June 30, 2005, Kronos reported net sales of $311.7 million, income from operations of $57.7 million and net income of $32.9 million. During the six months ended June 30, 2005, Kronos reported net sales of $603.6 million, income from operations of $104.1 million and net income of $54.3 million.

Note 7 - Other noncurrent assets:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Intangible assets                                     $  3,190            $  2,892
 Note receivable                                              -               4,179
 Other                                                      525                 434
                                                       --------            --------

                                                       $  3,715            $  7,505
                                                       ========            ========

     The note receivable relates to part of the consideration received by CompX from the January 2005 sale of its Thomas Regout operations in Europe. See Note 15.

Note 8 - Accrued liabilities:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Employee benefits                                     $ 14,775            $ 11,899
 Other                                                    8,359              12,621
                                                       --------            --------

                                                       $ 23,134            $ 24,520
                                                       ========            ========


Note 9 - Other noncurrent liabilities:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Insurance                                             $  2,507            $  2,587
 Other                                                    1,521                 515
                                                       --------            --------

                                                       $  4,028            $  3,102
                                                       ========            ========


Note 10 - Minority interest:

                                                     December 31,          June 30,
                                                         2004                2005
                                                     ------------         ----------
                                                              (In thousands)

 Minority interest in net assets:
   CompX International Inc.                            $ 49,154            $ 49,274
   NL Environmental Management Services, Inc.             9,250                -
                                                       --------            --------

                                                       $ 58,404            $ 49,274
                                                       ========            ========



                                                  Three months ended            Six months ended
                                                       June 30,                     June 30,
                                                ---------------------         --------------------
                                                 2004           2005           2004          2005
                                                 ----           ----           ----          ----
                                                                   (In thousands)

Minority interest in net earnings:
  Kronos Worldwide, Inc.                        $141,051       $  -          $145,837       $  -
  CompX International Inc.                           943          753           1,431         1,454
  NL Environmental Management Services, Inc.         537           32             537            62
  Subsidiary of Kronos Worldwide, Inc.                12           -               20          -
                                                --------       ------        --------       -------

                                                $142,543       $  785        $147,825       $ 1,516
                                                ========       ======        ========       =======

     In June 2005, NL's majority-owned subsidiary, NL Environmental Management Services, Inc. ("EMS"), received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS determined the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which aggregated approximately $3.9 million. In accordance with EMS' certificate of incorporation, EMS' determination of the amount payable to the former minority shareholders may be subject to review by a third party. EMS has set aside such funds as payment for the shares of EMS, but the former minority shareholders have not tendered their shares, and accordingly the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of June 30, 2005. In accordance with GAAP, the $3.9 million amount payable to the former minority shareholders has been classified as a current liability at June 30, 2005, and the funds which have been set aside are classified as a current asset at such date. The difference between the $3.9 million amount payable to the former minority shareholders of EMS and the $9.3 million carrying value of the minority interest in EMS as reflected in the Company's consolidated financial statements immediately prior to such June 30, 2005 purchase date (or $5.4 million) has been classified as a capital contribution in accordance with GAAP, increasing additional paid-in capital. The numerator used in calculating basic and diluted earnings per share in the second quarter and first six months of 2005, as presented herein, is comprised of net income for such periods, less $336,000 and $642,000, respectively, related to accretion of such stock.

Note 11 - Other income:

                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

Insurance recoveries                                   $   495              $ 1,200
Contract dispute settlement                              6,289                 -
Other                                                      160                  243
                                                       -------              -------

                                                       $ 6,944              $ 1,443
                                                       =======              =======

     Insurance recoveries in the first six months of 2005 relate to NL's expected recovery from certain insolvent former insurance carriers relating to settlement of excess insurance coverage claims.

Note 12 - Provision for income taxes:

                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

 Expected tax expense                                  $  16.6              $  13.0
 Non-U.S. tax rates                                        (.2)                 (.1)
 Incremental U.S. tax and rate differences on                                  (2.2)
  equity in earnings of non-tax group companies             .9
 Change in deferred income tax valuation                                         -
   allowance, net                                       (308.4)
 Nondeductible expenses                                    1.9                   .2
 U.S. state income taxes, net                               .3                   .1
 Refund of prior year German income taxes                 (3.1)                  -
 Excess of book basis over tax basis of Kronos                                  1.5
   common stock sold                                        -
 Tax contingency reserve adjustment, net                 (12.9)                  -
 Other, net                                                9.7                  (.2)
                                                       -------              -------

                                                       $(295.2)             $  12.3
                                                       =======              =======

     Certain U.S. and non-U.S. tax returns of the Company and Kronos are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at June 30, 2005). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($11 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

o Kronos has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies, including interest, of Cdn. $5 million ($4 million). Kronos has filed a protest and believes a significant portion of the assessment is without merit.

     No assurance can be given that these unresolved tax matters will be resolved in the Company's or Kronos' favor in view of the inherent uncertainties involved in settlement initiatives, and court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 13 - Employee benefit plans:

     The components of net periodic defined benefit pension cost (income) are presented in the table below.


                                                  Three months ended            Six months ended
                                                       June 30,                     June 30,
                                                ---------------------         --------------------
                                                 2004           2005           2004          2005
                                                 ----           ----           ----          ----
                                                                   (In thousands)

 Service cost                                   $  1,459       $ -           $  3,128       $  -
 Interest cost                                     4,989          758          10,020         1,518
 Expected return on plan assets                   (4,678)      (1,014)         (9,400)       (2,031)
 Amortization of prior service cost                  140         -                281          -
 Amortization of net transition   obligations        147          (18)            290           (35)
 Recognized actuarial losses                         966           98           1,928           198
                                                --------       ------        --------       -------

                                                $  3,023       $ (176)       $  6,247       $  (350)
                                                ========       ======        ========       =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                  Three months ended            Six months ended
                                                       June 30,                     June 30,
                                                ---------------------         --------------------
                                                 2004           2005           2004          2005
                                                 ----           ----           ----          ----
                                                                   (In thousands)

 Service cost                                   $     56       $ -           $    113       $  -
 Interest cost                                       469          211             940           422
 Amortization of prior service credit               (256)         (71)           (511)         (143)
 Recognized actuarial losses                          70         -                141          -
                                                --------       ------        --------       -------

                                                $    339       $  140        $    683       $   279
                                                ========       ======        ========       =======

Note 14 - Commitments and contingencies:

     Lead pigment litigation. NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the "former pigment manufacturers"), and the Lead Industries Association ("LIA"), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If any such future liability were to be incurred, it could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

     NL has reached an agreement with one of its former insurance carriers in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount which NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. NL is also continuing discussions with another former insurance carrier with respect to recovery of past and future defense costs. In addition, during the second quarter of 2005, NL recognized $1.2 million of expected recoveries from certain insolvent former insurance carriers relating to settlement of excess insurance claims. While NL continues to seek additional recoveries of past defense costs as well as an agreement related to future defense costs, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

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

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National
Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. If any such future liability were to be incurred, it could have a material adverse effect on the Company's consolidated financial statements, results of operations and liquidity.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At June 30, 2005, no receivables for recoveries had been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the first six months of 2005 is presented in the table below.


                                                                               Amount
                                                                           (In thousands)

 Balance at the beginning of the period                                      $ 67,817
 Additions charged to expense                                                   2,976
 Payments                                                                      (5,977)
                                                                             --------

 Balance at the end of the period                                            $ 64,816
                                                                             ========

 Amounts recognized in the balance sheet at the end of the period:
      Current liability                                                      $ 16,688
      Noncurrent liability                                                     48,128
                                                                             --------

                                                                             $ 64,816
                                                                             ========

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligation. At June 30, 2005, the Company had accrued $64.8 million for those environmental matters which the Company believes are reasonably estimable. The Company believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which the Company believes it is possible to estimate costs is approximately $99 million. The Company's estimates of such liabilities have not been discounted to present value.

     At June 30, 2005, there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company.

     At June 30, 2005, the Company had $3 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures (December 31, 2004 - $8 million). Use of such restricted balances does not affect the Company's consolidated net cash flows.

     Other litigation. Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 490 of these types of cases involving a total of approximately 14,500 plaintiffs and their spouses remain pending. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

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

Note 15 - Discontinued operations:

     As discussed in the 2004 Annual Report, in December 2004 CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in the Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 2), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheet as of December 31, 2004 or its 2004 statement of cash flows. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell of such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer includes the results of operations or cash flows of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of Thomas Regout were approximately $860,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($326,000 loss, net of income tax benefit and minority interest). During the first six months of 2004, the Thomas Regout operations reported net sales of $20.6 million, income from operations of $1.2 million, interest expense of $800,000 and net income of $300,000 (approximately $200,000 to NL, net of minority interest).

Note 16 - Accounting principles not yet implemented:

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

     Stock options. As permitted by regulations of the SEC the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL is not expected to be material, and because the Company has not granted any options and does not expect to grant any options prior to January 1, 2006, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should NL or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported net income of $10.0 million, or $.20 per diluted share, in the second quarter of 2005 compared to net income of $189.9 million, or $3.92 per diluted share, in the second quarter of 2004. For the first six months of 2005, the Company reported net income of $23.1 million, or $.46 per diluted share, compared to net income of $195.0 million, or $4.03 per diluted share, in the first six months of 2004.

     The decrease in the Company's diluted earnings per share from the second quarter and first six months of 2004 to the second quarter and first six months of 2005 is due primarily to the net effects of (i) higher component products segment profit, (ii) higher earnings attributable to Kronos' income from operations, (iii) security transactions gains from the sale of shares of Kronos common stock in 2005 and (iv) a significant second quarter 2004 income tax benefit related to Kronos. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of such second quarter 2004 income tax benefits related to Kronos.

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

     Also discussed in Note 1, prior to July 2004, Kronos was a majority-owned subsidiary of the Company. Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the second quarter and first six months of 2004.

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

Component products

                             Three months ended                   Six months ended
                                 June 30,                             June 30,
                      --------------------------------     -------------------------------
                       2004        2005      % Change       2004        2005     % Change
                       ----        ----      --------       ----        ----     --------
                                   (In millions, except percentages and volumes)

Net sales            $ 46.2       $ 45.8         -1%       $ 89.8      $ 92.6        +3%
Segment profit          5.1          4.7         -8%          7.6         8.9       +17%

     Component product sales and operating income were lower in the second quarter of 2005 as compared to the second quarter of 2004 due primarily to the net effect of lower sales volumes partially offset by higher selling prices for certain products. Component product sales and operating income were higher in the first six months of 2005 as compared to the same period in 2004 as the effect of higher selling prices for certain products more than offset the impact of lower sales volumes for certain products. During the second quarter of 2005, sales of precision slide products were 2% higher than the second quarter of 2004, while sales of security products declined 5%. Sales of ergonomic products in the second quarter of 2005 approximated ergonomic product sales in the second quarter of 2004. For the first six months of 2005, sales of precision slide and ergonomic products increased 9% and 5%, respectively, compared to the first six months of 2004, while sales of security products declined 3%. The percentage changes in both precision slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first six months of 2005, currency exchange rate fluctuations did not significantly affect comparisons with 2004.

     While demand has stabilized across most of CompX's product segments, certain customers continue to seek lower priced cost Asian sources as alternatives to CompX's products. CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities. Asian-sourced competitive pricing pressures are expected to continue to be a challenge. CompX's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities including CompX's Asian-based manufacturing facilities. CompX has also emphasized and focused on opportunities where it can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. CompX believes its combination of cost control initiatives together with its value-added approach to development and marketing of products helps to mitigate the impact of pricing pressures from Asian competitors.

     CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems and security products to improve operating results. These actions, along with other activities to eliminate excess capacity, have been designed to position CompX to expand more effectively on both new product and new market opportunities to improve CompX's profitability.

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2004 and 2005 periods presented are primarily due to the net effects of (i) higher average TiO2 selling prices, (ii) lower TiO2 selling volumes and (iii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally decreasing during the first half of 2004 and increasing in the last half of 2004 and the first six months of 2005.

                                        Three months ended                   Six months ended
                                            June 30,                             June 30,
                                  ------------------------------       -----------------------------
                                  2004        2005      % Change       2004        2005     % Change
                                  ----        ----      --------       ----        ----     --------
                                            (In millions, except percentages and volumes)

Net sales                        $295.8      $311.7         +5%        $559.1     $603.5       +8%
Segment profit                     40.1        59.2        +48%          66.3      107.2      +62%

TiO2 operating
  statistics:
Sales volumes*                    136         122          -10%         255        237        - 7%
Production volumes*               122         127          + 4%         240        249        + 4%

Percentage change in
  Ti02 average selling
  prices:
  Using actual foreign currency
       exchange rates                                      +15%                               +14%
  Impact of changes in foreign
       currency exchange rates                             - 4%                               - 4%
                                                           ----                               ----

  In billing currencies                                    +11%                               +10%
                                                           ====                               ====

_______________________________

* Thousands of metric tons

     Kronos' sales increased $15.9 million (5%) in the second quarter of 2005 compared to the second quarter of 2004 and increased $44.4 million (8%) in the first six months of 2005 as compared to the same period in 2004 due to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $10 million and $21 million, respectively, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the second quarter and first six months of 2005 were 11% higher as compared to the second quarter of 2004 and 10% higher as compared to the first six months of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the second quarter of 2005 increased 15% compared to the second quarter of 2004 and increased 14% for the first six months of 2005 compared to the first six months of 2004. Reflecting the implementation of prior price increase announcements, Kronos' average TiO2 selling prices in the second quarter of 2005 increased 2% compared to the first quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 15% and 14% increases in Kronos' average TiO2 selling prices during the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 11% and 10% increases in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the second quarter and first six months of 2005 decreased 10% and 7%, respectively, compared to the corresponding periods in 2004, with volumes lower in all regions of the world and with the largest decline in Europe. Kronos' income from operations comparisons were favorably impacted by higher production levels, which increased 4% in each of the second quarter and first six months of 2005 as compared to the same periods in 2004. Kronos' operating rates were near full capacity in those periods, and Kronos' production volume in the first six months of 2005 was a new record for Kronos.

     Kronos' segment profit in the second quarter of 2004 includes income of $6.3 million ($4.1 million, or $.08 per diluted share, net of income taxes) related to settlement of a contract dispute with a customer.

     Kronos has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by approximately a net $10 million in the second quarter of 2005 as compared to the same period in 2004 and increased TiO2 sales in the first six months of 2005 by approximately $21 million compared to the same period in 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004. Overall, the net impact of currency exchange rate fluctuations on Kronos' operating income comparisons resulted in approximately a net $2 million increase and a net $3 million increase in Kronos' income from operations in the second quarter and first six months of 2005, respectively, as compared to the corresponding periods in 2004.

     Kronos expects its segment profit in 2005 will be significantly higher than 2004, due primarily to higher average selling prices. The quarterly price improvements in average selling prices since the third quarter of 2004 are the key to Kronos' anticipation that second half segment profit in 2005 will be significantly higher than the second half of 2004. Average prices in the second half of 2005 as compared to the second quarter of 2005 will likely rise modestly in North America, reflecting the expected partial implementation of prior selling price announcements. In Europe and export markets, average prices in the second half of 2005 will likely decline from the second quarter of 2005. Production volumes in the second half of 2005 will likely be similar to those achieved in the second half of 2004 and are expected to be below the production volumes in the first half of 2005, due primarily to certain finishing capacity being taken temporarily offline in order to complete debottlenecking projects at Kronos' Leverkusen, Germany facility. Sales volumes in the second half of 2005 are expected to be lower than those in the second half of 2004, and are likely to be similar to the sales volumes in the first half of 2005. While Kronos expects its segment profit in calendar 2005 will be higher than calendar 2004, Kronos expects its segment profit in the second half of 2005 will be below the first half of 2005. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of back-end finishing capacity to be able to process a larger quantity of the base TiO2 produced and equipment upgrades and enhancements to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with approximately 10,000 metric tons additional capacity available in 2006 through its continued debottlenecking efforts.

Equity in earnings of Kronos - 2005

                                                       Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                              2005                      2005
                                                       -------------------       ------------------
                                                                      (In millions)

 Kronos historical:
   Net sales                                                 $311.7                     $603.5
                                                             ======                     ======

   Segment profit                                              59.2                      107.2
   Security transaction gain                                    5.4                        5.4
   Other general corporate, net                                (1.1)                      (2.2)
   Interest expense                                           (11.6)                     (23.4)
                                                             ------                     ------

                                                               51.9                       87.0
   Income tax expense                                          19.0                       32.7
                                                             ------                     ------

     Net income                                              $ 32.9                     $ 54.3
                                                             ======                     ======

   Equity in earnings of Kronos Worldwide, Inc.              $ 11.8                     $ 19.6
                                                             ======                     ======

     See the preceding discussion relating to Kronos' segment profit for the second quarter and first six months of 2005. The security transaction gain in the second quarter of 2005 relates to Kronos' sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for approximately $5.4 million ($1.3 million or $.03 per diluted share, net of income taxes and minority interest to the Company).
Kronos' interest expense in the second quarter and first six months of 2005 relates principally to Kronos International, Inc.'s ("KII") Senior Secured Notes.

General corporate items

     Securities transactions. Securities transactions in the second quarter and first six months of 2005 relate principally to a $14.7 million pre-tax gain ($8.0 million, or $.17 per diluted share, net of income taxes) related to NL's sale of approximately 470,000 shares of Kronos common stock in market transactions during the six months ended June 30, 2005. See Note 2 to the Consolidated Financial Statements.

     Interest expense. Substantially all of the interest expense in the second quarter and first six months of 2004 relates to Kronos. Interest expense related to CompX declined by approximately $100,000 and $200,000 in the second quarter and first six months of 2005, respectively compared to the corresponding periods in 2004 due primarily to lower average levels of outstanding debt. CompX expects interest expense will continue to be lower during the remainder of 2005 as compared to the last half of 2004 due to lower average levels of outstanding debt.

     Insurance recoveries. NL has reached an agreement with one of its former insurance carriers in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount which NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. NL is also continuing discussions with another former insurance carrier with respect to recovery of past and future defense costs. In addition, during the second quarter of 2005, NL recognized $1.2 million of expected recoveries from certain insolvent former insurance carriers relating to settlement of excess insurance coverage claims. See Note 11 to the Consolidated Financial Statements. While NL continues to seek additional recoveries of past defense costs as well as an agreement related to future defense costs, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     General corporate expenses. Net general corporate expenses in the second quarter and first six months of 2005 were lower than the same periods of 2004 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in calendar 2005 are currently expected to be higher than 2004, primarily due to higher expected legal expenses of NL resulting from an increase in litigation and related expenses for the remainder of 2005. However, obligations for environmental remediation are difficult to assess and estimate and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 14 to the Consolidated Financial Statements.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rates are explained in
Note 12 to the Consolidated Financial Statements.

     As previously reported, the Company's income tax benefit in the second quarter of 2004 includes (i) a $268.6 million income tax benefit ($135.7 million, or $2.80 per diluted share, net of minority interest) related to the reversal of a deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally net operating loss carryforwards) and (ii) a $43.7 million income tax benefit ($.90 per diluted share) related to income tax attributes of a subsidiary of NL.

Minority interest

     See Note 10 to the Consolidated Financial Statements.

Discontinued operations.

     See Note 15 to the Consolidated Financial Statements.

Accounting principles not yet implemented.

     See Note 16 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

Summary

     The Company's primary source of liquidity on an ongoing short-term (defined as the twelve-month period ending June 30, 2006) and long-term (defined as the five-year period ending December 31, 2009, the time period for which the Company generally does long-term budgeting) basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay any short-term indebtedness incurred primarily for working capital purposes and
(iii) provide for the payment of dividends. In addition, from time-to-time the Company may incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company may from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

Operating activities

     Cash flows from operating activities decreased from $71.6 million provided by operating activities in the first six months of 2004 to $18.1 million of cash used by operating activities in the first six months of 2005. This $89.7 million decrease was due primarily to the deconsolidation of Kronos, effective July 1, 2004. As such, cash from operating activities in the first six months of 2005 is not comparable to the corresponding period in 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense relates principally to Kronos in 2004 and consists of amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Relative changes in working capital assets and liabilities can have a significant effect on cash flows from operating activities. CompX's average days sales outstanding related to its continuing operations increased from 38 days at December 31, 2004 to 42 days at June 30, 2005, due to the timing of collection on the slightly higher accounts receivable balance at the end of June. CompX's average number of days in inventory related to its continuing operations was 52 days at both December 31, 2004 and June 30, 2005.

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

                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                         2004                2005
                                                         ----                ----
                                                              (In millions)

Cash provided (used) by operating activities:
  Kronos                                               $ 67.5              $   -
  CompX                                                  13.6                 8.7
  NL Parent                                               3.8                (7.9)
  Other                                                   (.9)              (16.3)
  Eliminations                                          (12.4)               (2.6)
                                                       ------              ------

                                                       $ 71.6              $(18.1)
                                                       ======              ======

Investing and financing activities

     In 2005, substantially all of the Company's consolidated capital expenditures relate to CompX. During the first six months of 2005, (i) NL sold shares of Kronos common stock in market transactions for $19.2 million, (ii) CompX received a net $18.1 million from the sale of its Thomas Regout operations (which had approximately $4.0 million of cash at the date of disposal), (iii) NL acquired CompX common stock in market transactions for $572,000 and (iv) NL collected $2 million on its loan to one of the Contran family trusts. See Notes 2 and 15 to the Consolidated Financial Statements.

     Distributions to minority interest in 2005 consist of CompX dividends paid to shareholders other than NL. Other cash flows from financing activities in 2005 relate primarily to proceeds from the issuance of NL and CompX common stock upon exercise of stock options.

     At June 30, 2005, unused credit available under existing credit facilities approximated $47.5 million, all under CompX's revolving credit facility.

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

Component products - CompX

     CompX received approximately $18.1 million cash (net of expenses) in January 2005 upon the sale of its Thomas Regout operations in the Netherlands. See Note 15 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures and dividends. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at June 30, 2005, CompX held a series of contracts maturing through September 2005, to exchange an aggregate of U.S. $6.5 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.25 to Cdn. $1.26 per U.S. dollar. At June 30, 2005, the actual exchange rate was Cdn. $1.23 per U.S. dollar. The estimated fair values of such foreign currency forward contracts at June 30, 2005 is not material.

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

Chemicals - Kronos

     At June 30, 2005, Kronos had cash, cash equivalents and marketable debt securities of $21.2 million, including restricted balances of $3.6 million, and Kronos had approximately $155 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At June 30, 2005, Kronos' outstanding debt was comprised of (i) $461.1 million related to KII's Senior Secured Notes and (ii) approximately $200,000 of other indebtedness. During the second quarter of 2005, Kronos extended the respective maturity dates of its European and U.S. revolving credit facilities, each by three years to June 2008 and September 2008, respectively.

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

     See Note 12 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various non-U.S. jurisdictions, and see Note 14 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. For the periods ended June 30, 2004 and 2005, Kronos has not used hedge accounting for any of its contracts. To manage such exchange rate risk, at June 30, 2005, Kronos held a series of contracts, which mature through December 2005, to exchange an aggregate of U.S. $22.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.23 to Cdn. $1.26 per U.S. dollar. At June 30, 2005, the actual exchange rate was Cdn. $1.23 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at June 30, 2005 was not material.

     Kronos International's assets consist primarily of investments in its operating subsidiaries, and its ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of its subsidiaries have guaranteed the Senior Secured Notes, although Kronos International has pledged 65% of the common stock or other ownership interest of certain of its first-tier operating subsidiaries as collateral of such Senior Secured Notes.

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

NL Industries

     At June 30, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $84.3 million, including restricted balances of $16.2 million. Of such restricted balances, $2.8 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Note 14 to the Consolidated Financial Statements.

     See Note 12 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 14 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 14 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities.

     Because NL's operations are conducted primarily through its subsidiaries and affiliates, NL's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In the fourth quarter of 2004, CompX reinstated its regular quarterly dividend at the $.125 per share rate. At that rate, and based on the 10.4 million shares of CompX held directly or indirectly by NL at June 30, 2005, NL would receive aggregate annual dividends from CompX of $5.2 million. Kronos' current quarterly dividend is $.25 per share. At that rate, and based on the 17.5 million shares of Kronos held by NL at June 30, 2005, NL would receive aggregate annual dividends from Kronos of $17.5 million.

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

o The Company discloses percentage changes in Kronos' average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. See page 28.

ITEM 4.  CONTROLS AND PROCEDURES

     General. As discussed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded that the Company should restate its consolidated financial statements as of December 31, 2004 and for the year then ended, to reflect an additional $4.2 million, or $.08 per diluted share, noncash income tax benefit in its results of operations for the year ended December 31, 2004. Such $4.2 million relates to recognition of an additional deferred income tax benefit related to discontinued operations, to be recognized in the fourth quarter of 2004 as a component of discontinued operations.

     The guidance set forth in Auditing Standard No. 2 ("AS2") of the Public Company Accounting Oversight Board states that restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. In connection with this restatement, the Company has concluded that a material weakness existed as of December 31, 2004 which precludes the Company from concluding that its internal control over financial reporting was effective as of December 31, 2004. Therefore, the Company's previous conclusion, as reported in the Company's Management Report on Internal Control Over Financial Reporting contained in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2004 (as filed on March 30, 2005), that it maintained effective internal control over financial reporting as of December 31, 2004, as set forth in its Annual Report on Form 10-K for the year ended December 31, 2004, was restated, in which (i) the Company concluded it lacked effective controls as of December 31, 2004 surrounding the proper consideration of the effect of subsequent events on the evaluation of certain income tax attributes and related deferred income tax asset valuation allowances in the preparation of its December 31, 2004 consolidated financial statements and (ii) the Company's independent registered public accounting firm issued an opinion stating that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

     In order to remediate this material weakness, in May 2005, and in connection with the Company's quarterly close process for the quarter ended March 31, 2005, the Company enhanced its focus and instituted additional procedures, to be performed each quarter in connection with the Company's close process, that are designed to help ensure that subsequent events are properly evaluated as they pertain to the evaluation of income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements. Such actions taken with respect to this enhanced focus and additional procedures instituted include:

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

     In connection with the Company's quarterly close process for its quarters ended March 31, 2005 and June 30, 2005, this committee met and discussed the items as described above. The Company remediated this weakness as of May 10, 2005 (the date of its Form 10-Q for the quarter ended March 31, 2005).

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

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

     Changes in Internal Control Over Financial Reporting. Other than the additional procedures discussed above, instituted in May 2005 in connection with the Company's quarterly close process for the quarter ended March 31, 2005, there has been no change to the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 14 to the Consolidated Financial Statements and to the 2004 Annual Report for descriptions of certain previously reported legal proceedings.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In July 2005, the Wisconsin Supreme Court affirmed the appellate court's dismissal of plaintiff's civil conspiracy and enterprise liability claims and reversed and remanded the appellate court's dismissal of plaintiff's risk contribution claim.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In June 2005, NL filed a motion for summary judgment on the state's Unfair Trade Practices Act claim.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). With respect to the eight plaintiffs remaining in Holmes County Mississippi, three of these plaintiffs voluntarily dismissed their claims without prejudice in May 2005. With respect to the two plaintiffs remaining in Jefferson County, one of these plaintiffs voluntarily dismissed his claim without prejudice in May 2005.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). In July 2005, NL withdrew its petition to the Wisconsin Supreme Court seeking review of the appellate court's ruling in December 2004 that reversed and remanded the trial court's dismissal of the case.

     Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). In May 2005, the court set a trial date of November 2006.

     Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). In May 2005, the plaintiff voluntarily dismissed the case without prejudice.

     City of Chicago vs. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). In May 2005, the Illinois Supreme Court denied plaintiff's petition seeking review of the appellate court's decision affirming the dismissal of the case.

     Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. No.2002-0235-CICI). In May 2005, the court dismissed the case with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's 2005 Annual Meeting of Shareholders was held on May 19, 2005. Cecil H. Moore, Jr., Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson and Terry N. Worrell were elected as directors, each receiving votes "For" their election from at least 93.4% of the 48.5 million common shares eligible to vote at the Annual Meeting.

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



                                                  NL INDUSTRIES, INC.
                                        -----------------------------------
                                                     (Registrant)



Date   August 3, 2005                 By /s/ Gregory M. Swalwell
                                         ----------------------------------
                                             Gregory M. Swalwell
                                               Vice President, Finance and
                                               Chief Financial Officer
                                              (Principal Financial Officer)


Date   August 3, 2005                 By /s/ James W. Brown
                                         ----------------------------------
                                             James W. Brown
                                              Vice President and Controller
                                              (Principal Accounting Officer)