Form 10-K/A
period 2004-12-31
NL INDUSTRIES INC
filed 2005-12-23
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 - For the fiscal year ended December 31, 2004
                                                    ------------------

    Commission file number 1-640
                           -----

                               NL INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New Jersey                                           13-5267260
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
-------------------------------------------                   ------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
     Title of each class                              which registered
----------------------------                    ----------------------------

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

                      Documents incorporated by reference
                     -------------------------------------

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.




Explanatory Note Regarding Amendment No. 2

     The Registrant hereby files this Amendment No. 2 on Form 10-K/A ("Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2005 and as subsequently amended on May 31, 2005 ("Original Form 10-K"). As discussed in Note 1 to the Consolidated Financial Statements, on December 21, 2005, the Registrant and its audit committee concluded that the Registrant would file this Form 10-K/A to restate the Registrant's consolidated balance sheet as of December 31, 2003 and 2004, and the Registrant's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2004, in each case as contained in the Original Form 10-K.

     As discussed in Notes 1 and 2 to the Consolidated Financial Statements, prior to December 2003 Kronos Worldwide, Inc. was a wholly-owned subsidiary of the Company. In December 2003, the Registrant completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to its shareholders, and during 2004 the Registrant paid each of its four $.20 per share regular quarterly dividends in the form of shares of Kronos common stock. Consequently, effective in July 2004 the Registrant's ownership of Kronos was reduced to less than 50%, and the Registrant commenced to account for its interest in Kronos by the equity method.

     The Registrant is a majority-owned subsidiary of Valhi, Inc., and majority ownership of Kronos continues to reside with Valhi and its subsidiaries, including the Registrant. Valhi is a majority-owned subsidiary of Contran Corporation. The Registrant and Valhi are members of the Contran Tax Group, and the Registrant computes its provision for income taxes on a separate company basis.

     In its previously-issued consolidated financial statements, the Registrant accounted for any current income tax resulting from the distribution of shares of Kronos common stock to its shareholders as a direct charge to equity. In addition, the Registrant commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying value of its investment in Kronos over the adjusted income tax basis of such shares starting in July 2004, concurrent with the Registrant beginning to account for its interest in Kronos by the equity method, on a prospective basis. The Registrant has now concluded, among other things, that (i) a portion of the current income taxes resulting from the distribution of shares of Kronos common stock to its shareholders should be included in the Registrant's provision for income taxes included in the determination of net income and (ii) the Registrant should have commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying value of its investment in Kronos over the adjusted income tax basis of such shares starting with such excess that existed in December 2003, concurrent with its distribution of 48.8% of Kronos' common stock in December 2003.

     Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:
o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $1.7 million, or $.03 per diluted share, in 2002, by $85.7 million, or $1.79 per diluted share, in 2003 and by $51.8 million, or $1.07 per diluted share, in 2004;
o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities was misstated by an aggregate of $408,000 in 2002, by $25,000 in 2003 and by $1.5 million in 2004;
o its provision for income taxes accounted for as a direct reduction to stockholders' equity was misstated by $90.7 million in 2003 and by $26.6 million in 2004; and
o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $19.4 million as of December 31, 2001, and its changes in stockholders' equity was misstated by $174.5 million in 2004, in each case as they related to the appropriate provision for income taxes and related items (including a $174.5 million increase to stockholders' equity in 2004 resulting from the settlement of a $227 million income tax liability by using 5.5 million shares of Kronos common stock with an aggregate $52.5 million carrying amount) which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to the following items:
o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., which investment the Registrant accounts for by the equity method, giving consideration to NL's investment in Kronos on a pure stand alone separate company basis without regard to tax group membership with other affiliated compaines;
o Current and deferred income taxes related to the Registrant's distributions or transfer of shares of Kronos common stock to its stockholders (including entities under common control); and
o    Current and deferred income tax provisions related to other items.

     This amendment was required to correct for the aggregate effect of these misstatements. See Note 1 to the Consolidated Financial Statements for a summary of financial statement amounts that are affected by this restatement. While the effect of these misstatements have no effect on the Registrant's previously-reported total cash flows from operating, investing and financing activities, these misstatements do have a significant effect on the Registrant's provision for income taxes, related income tax accounts (principally deferred income taxes) and stockholders' equity.

     The guidance set forth in Auditing Standards No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this amendment, the Registrant has concluded that a material weakness existed at December 31, 2004 that precludes the Registrant from concluding that its internal control over financial reporting was effective as of such date. However, in the Original Form 10-K the Registrant had previously concluded that it did not maintain effective internal control over financial reporting as of December 31, 2004.

     For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of the Original Form 10-K, in each case solely as a result of and to reflect the corrections discussed above, and no other information in the Original Form 10-K is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-K, or to modify or update those disclosures affected by other subsequent events. In addition, pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 have been updated to contain currently-dated certifications of the Registrant's Chief Executive Officer and Chief Financial Officer.






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

__________________________

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

                                                              Years ended December 31,

                                          ----------------------------------------------------------------
                                            2000(3)      2001(3)      2002(3)      2003(3)        2004(3)
                                           --------     --------     --------     --------       --------
                                          (Restated)   (Restated)   (Restated)   (Restated)     (Restated)
                                                          (In millions, except per share data)

 STATEMENTS OF OPERATIONS DATA:
   Net sales:
     Chemicals (1)                        $  922.3     $  835.1     $  875.2      $1,008.2       $  559.1
     Component products                      217.6        179.7        166.7         173.9          182.6
                                          --------     --------     --------      --------       --------

                                          $1,139.9     $1,014.8     $1,041.9      $1,182.1       $  741.7
                                          ========     ========     ========      ========       ========

   Segment profit:
     Chemicals (1)                        $  212.5     $  169.2     $   96.5      $  137.4       $   66.4
     Component products                       33.4         15.7          4.4           9.0           16.3
                                          --------     --------     --------      --------       --------

                                          $  245.9     $  184.9     $  100.9      $  146.4       $   82.7
                                          ========     ========     ========      ========       ========

   Equity in earnings of Kronos (1)       $     -      $     -      $     -       $     -        $    9.6
                                          ========     ========     ========      ========       ========

   Income (loss) from continuing
    operations                            $  166.7     $  138.0     $   39.1      $  (18.3)      $  159.3
   Discontinued operations                      .7         (1.1)         (.2)         (2.9)           3.5
                                          --------     --------     --------      --------       --------

     Net income (loss)                    $  167.4     $  136.9     $   38.9      $  (21.2)      $  162.8
                                          ========     ========     ========      ========       ========


 DILUTED EARNINGS PER SHARE DATA:
   Income (loss) from continuing
    operations                            $   3.28     $   2.77     $    .80      $   (.38)      $   3.29
   Discontinued operations                     .01         (.02)         -            (.06)           .07
                                          --------     --------     --------      --------       --------

     Net income (loss)                    $   3.29     $   2.75     $    .80      $   (.44)      $   3.36
                                          ========     ========     ========      ========       ========

   Dividends per share (2)                $   .65      $    .80     $   3.30      $    .80       $    .80

  Weighted average common shares
   outstanding                              50,749       49,856       48,612        47,795         48,419

BALANCE SHEET DATA (at year end):
  Total assets                             $1,350.3     $1,377.9    $1,315.6      $1,476.5       $  551.6
  Long-term debt                              234.4        244.5       355.6         382.5             .1
  Stockholders' equity                        433.7        485.0       362.9         127.5          233.6




(1) The Company ceased to consolidate the chemicals operations conducted by Kronos effective July 1, 2004, at which time the Company commenced to account for its interest in Kronos by the equity method.
(2) Excludes the distribution of shares of Kronos common stock at December 8, 2003. Amounts paid in 2000, 2001, 2002 and 2003 were cash dividends, while amounts paid in 2004 were in the form of shares of Kronos common stock. See
     Note 2 to the Consolidated Financial Statements and Item 5 - "Market For Registrant's Common Equity and Related Stockholder Matters."
(3) Income (loss) from continuing operations and net income (loss), and the related per diluted share amounts, as presented above, differs from amounts previously reported by ($318,000) ($.01 per share) in 2000, $11.1 million ($.22 per diluted share) in 2001, $1.7 million ($.04 per share) in 2002, ($85.7 million) ($1.79 per share) in 2003 and ($51.8 million) ($1.07 per share) in 2004. Total assets, as presented above, differs from amounts previously reported by $864,000 at December 31, 2000, by $922,000 at December 31, 2001 and by $1.0 million at December 31, 2002. Stockholders' equity, as presented above, differs from amounts previously reported by $7.9 million at December 31, 2000, by $19.4 million at December 21, 2001, by $20.7 million at December 31, 2002, by $155.7 million at December 31, 2003 and by $58.1 million at December 31, 2004.




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


     The Company reported income from continuing operations of $159.3 million, or $3.29 per diluted share, in 2004 compared to a loss of $18.3 million, or ($.38) per diluted share in 2003 and income of $39.1 million, or $.80 per diluted share, in 2002. As discussed in Note 1 to the Consolidated Financial Statements, the Company's consolidated financial statements have been restated.

     The increase in the Company's diluted earnings per share from 2003 to 2004 is due primarily to the net effects of (i) lower chemicals operating income,
(ii) higher  component  products  operating  income,  (iii) lower  environmental remediation and legal expenses and (iv) certain income tax benefits. The decrease in the Company's diluted earnings per share from 2002 to 2003 is due primarily to the net effects of (i) higher chemicals operating income, (ii) higher component products operating income, (iii) higher environmental remediation expenses, (iv) certain income tax benefits and (v) current and deferred provisions for income taxes related to the Company's investment in Kronos.

     Income from continuing operations in 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $2.80 per diluted share, (ii) an income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to EMS and the adjustment of estimated income taxes due upon the IRS settlement related to EMS of $1.00 per diluted share, (iii) income related to Kronos' contract dispute settlement of $.04 per diluted share and
(iv) income related to NL's fourth quarter sales of Kronos common stock in market transactions of $.03 per diluted share.


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

Component products



                                     Years ended December 31,                     % Change
                             -------------------------------------         -----------------------
                               2002          2003            2004           2002-03       2003-04
                               ----          ----            ----           -------       -------
                                       (In $ millions)

 Net sales                     $166        $ 173.9         $ 182.6            + 4%          +5%
 Segment profit                 4.4            9.0            16.3           +100%         +81%

 Segment profit margin           3%             5%              9%

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






                                Years ended December 31,                % Change
                             ------------------------------       --------------------        Six months ended
                             2002         2003         2004       2002-03      2003-04          June 30,2004
                             ----         ----         ----       -------      -------         --------------
                                    (In $ millions)


Net sales                   $875.2      $1,008.2     $1,128.6       +15%         +12%              $559.1
Segment profit                96.5         137.4        119.6       +42%         -13%                66.4

Segment profit margin          11%           14%          11%                                         12%

TiO2 operating
   statistics:
   Average selling price
     index (1990=100)         81          84           82
     Sales volume*           455         462          500
     Production volume*      442         476          484
   Production capacity
     at beginning of
     year*                   455         470          480
   Production rate as a
     percentage of
     capacity                96%        Full         Full

  Percent change in TiO2 average selling prices:
    Using actual foreign currency exchange rates                    +13%         + 4%
    Impact of changes in foreign exchange rates                     -10%         - 6%
                                                                    ----         ----

                                                                    + 3%         - 2%
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


     Provision for income taxes. As discussed in Note 1 to the Consolidated Financial Statements, the Company's consolidated financial statements have been restated, including significant changes in the Company's previously-reported provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 15 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate.


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

     Also during 2004, NL recognized a second quarter $43.1 million income tax benefit related to income tax attributes of EMS. This income tax benefit resulted from a settlement agreement reached with the U.S. IRS concerning the IRS' previously-reported examination of a certain restructuring transaction involving EMS, and included (i) a $18.0 million tax benefit related to a reduction in the amount of additional income taxes and interest which NL estimates it will be required to pay related to this matter as a result of the settlement agreement and (ii) a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS (including a U.S. net operating loss carryforward) which NL now believes meet the "more-likely-than-not" recognition criteria.

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


     As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of its investment in Kronos beginning in December 2003 following the Company's pro-data distribution of shares of Kronos common stock to NL's shareholders. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was $39.5 million in 2003 and $23.2 million in 2004. In addition, the Company's provision for income taxes in 2003 and 2004 includes an aggregate $30.3 million and $21.2 million, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to its shareholders.


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

     The Company used the following discount rates for its defined benefit pension plans:

                                                         Discount rates used for:
                       ---------------------------------------------------------------------------------------------
                               Obligations at                 Obligations at                 Obligations at
                       December 31, 2002 and expense   December 31, 2003 and expense      December 31, 2004 and
                                  in 2003                         in 2004                    expense in 2005
                       -----------------------------   -----------------------------      ---------------------


  U.S.                               6.5%                           5.9%                            5.8%
  Germany                            5.5%                           5.3%                             *
  Canada                             7.0%                           6.3%                             *
  Norway                             6.0%                           5.5%                             *

__________________________

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

__________________________

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


     Cash flows from operating activities increased from $114.7 million in 2002 to $114.9 million in 2003. This $.2 million increase was due primarily to the net effect of (i) a net loss of $21.2 million in 2003 compared to net income of $38.9 million in 2002, (ii) higher depreciation expense of $8.7 million, (iii) $10.5 million of higher losses on disposition of property and equipment in 2003 as compared to 2002, (iv) lower net distributions from the TiO2 manufacturing joint venture of $875,000 in 2003 compared to $8.0 million in 2002, (v) a higher amount of net cash generated from relative changes in the Company's inventories, receivables, payables and accruals and accounts with affiliates of $1.3 million in 2003 as compared to 2002 and (vi) lower cash paid for income taxes of $14.4 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.


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

                                                                 Years ended December 31,
                                                      ---------------------------------------------
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

                                                                        Payment due date
                                                          -------------------------------------------
                                                                                          2010 and
   Contractual commitment                     2005      2006/2007        2008/2009          after         Total
   ----------------------                     ----      ---------        ---------        ---------       -----
                                                                       (In millions)

Third-party indebtedness                    $    .1       $    -          $    -          $    -         $    .1
Estimated tax obligations                       2.1            -               -               -             2.1
Operating leases                                 .9           1.1              .3              .5            2.8
Raw material and other purchase
    obligations                                12.6            -               -               -            12.6
Fixed asset acquisitions                        3.3            -               -               -             3.3
                                            -------       -------         -------         -------        -------

                                            $  19.0       $   1.1         $    .3         $    .5        $  20.9
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

     At December 31, 2003, Kronos had also entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of 40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of Kronos' European subsidiaries. At December 31, 2004, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A. CONTROLS AND PROCEDURES

     Restatement. As disclosed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded to restate the Company's consolidated financial statements as of December 31, 2003 and 2004, and for each of the three years in the period ended December 31, 2004. The restatement relates to misstatements of the Company's provision for income taxes for each of the three years in the period ended December 31, 2004, and the Company's related income tax accounts (current and deferred) as of December 31, 2003 and 2004.


     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's President and Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, and as a result of the material weaknesses discussed below, these executive officers have concluded that the Company's disclosure controls and procedures are not effective as of the date of such evaluation.

     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting at its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to the Company's equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     Management's Report on Internal Control Over Financial Reporting (Restated). The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO ).

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes, which contributed to the following material weakness in internal control over financial reporting as of December 31, 2004:

(a) The Company did not have effective controls over the proper consideration of the effect of subsequent events on the evaluation of certain income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Specifically, the Company did not have effective controls in place to consider that as a result of the capital gains generated from the Company's first quarter 2005 sales of certain securities that the Company should not have recognized a valuation allowance against certain deferred income tax assets as of December 31, 2004. This control deficiency resulted in the restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2004 included in the Original Form 10-K. Additionally, this control deficiency could result in a misstatement of deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

(b) The Company did not have adequate personnel with sufficient knowledge of income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes, and income taxes payable resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., an equity-method investment of the Company as of December 31, 2004, (ii) current and deferred income taxes related to the Company's distributions of Kronos common stock to the Company's stockholders and
     (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the restatement of the Company's 2002, 2003 and 2004 consolidated financial statements and the Company's consolidated financial statements or interim financial information for the interim periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and
     December 31, 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

     Management   of  the  Company   determined   that  each  of  these  control
deficiencies constitutes a material weaknesses.

     Because of the material weaknesses described above, management of the Company has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004, based on the criteria in the COSO framework.

     As discussed in Notes 1 and 2 to the Consolidated Financial Statements, in September 2004 the Company acquired 68% of CompX's common stock from Valhi and a wholly-owned subsidiary of Valhi. We have excluded CompX from our assessment of the Company's internal control over financial reporting because it was acquired in a transaction accounted for as a transfer of net assets among entities under common control during 2004. CompX is a majority subsidiary of the Company whose total assets, total sales and net assets represent 31%, 25% and 39%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

     Management of the Company had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weakness described in (a) above, identified in connection with the Original Restatement. In connection with the Current Restatement of the Company's consolidated financial statements described in Note 1 to the consolidated financial statements, management has determined that the material weakness described in (b) above, also existed as of December 31, 2004. Accordingly, management has restated this Report on Internal Control over Financial Reporting to include this additional material weakness.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Remediation In order to remediate these material weaknesses, the Company intends to increase its financial reporting staff, with particular emphasis on obtaining additional personnel with a background in the financial reporting requirements and the determination of the provision for income taxes in accordance with SFAS No. 109 and related generally accepted accounting principles. Such additional staff could be employees of the Company and/or independent contractors hired by the Company with qualifications in the required area. As of December 23, 2005, two such persons have been hired. Management believes that the addition of such staff with these qualifications will help ensure that generally accepted accounting principles have been appropriately and consistently applied with respect to the calculation and classification within the consolidated financial statements of income tax provisions and related current and deferred income tax accounts.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2004, the Company's chief executive officer filed such annual certification with the NYSE, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K/A.




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

21.1      *** Subsidiaries of the Registrant.

23.1      Consent   of   PricewaterhouseCoopers   LLP  with   respect   to  NL's
          consolidated financial statements.

23.2 *** Consent of PricewaterhouseCoopers LLP with respect to Kronos' consolidated financial statements.

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

                                                     NL Industries, Inc.
                                                      (Registrant)


                                                     By:/s/Harold C. Simmons
                                                        ------------------------
                                                        Harold C. Simmons
                                                        December 23, 2005
                                                       (Chairman  of the Board
                                                        and Chief Executive
                                                        Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Harold C. Simmons                    /s/ Steven L. Watson
------------------------------------      ------------------------------------
Harold C. Simmons, December 23, 2005      Steven L. Watson, December 23, 2005
(Chairman of the Board and Chief          (Director)
  Executive Officer)


/s/ Thomas P. Stafford                    /s/ Glenn R. Simmons
------------------------------------      ------------------------------------
Thomas P. Stafford, December 23, 2005     Glenn R. Simmons, December 23, 2005
(Director)                                (Director)


/s/ C. H. Moore, Jr.                      /s/ Gregory M. Swalwell
------------------------------------      ------------------------------------
C. H. Moore, Jr., December 23, 2005       Gregory M. Swalwell, December 23, 2005
(Director)                                 (Vice President, Chief Financial
                                           Officer, Principal Financial Officer)

/s/ Terry N. Worrell                      /s/ James W. Brown
------------------------------------      ------------------------------------
Terry N. Worrell, December 23, 2005       James W. Brown, December 23, 2005
(Director)                                (Vice President and  Controller
                                           Principal Accounting Officer)












                               NL Industries, Inc.

                           Annual Report on Form 10-K/A

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules




Financial Statements                                                       Page

  Report of Independent Registered Public Accounting Firm                   F-2

  Consolidated Balance Sheets - December 31, 2003 (restated);
    December 31, 2004 (restated)                                            F-5

  Consolidated Statements of Operations -
   Year ended December 31, 2002 (restated);
   Year ended December 31, 2003 (restated);
   Year ended December 31, 2004 (restated)                                  F-7

  Consolidated Statements of Comprehensive Income -
   Year ended December 31, 2002 (restated);
   Year ended December 31, 2003 (restated);
   Year ended December 31, 2004 (restated)                                  F-9

  Consolidated Statements of Stockholders' Equity -
   Year ended December 31, 2002 (restated);
   Year ended December 31, 2003 (restated);
   Year ended December 31, 2004 (restated)                                  F-10

  Consolidated Statements of Cash Flows -
   Year ended December 31, 2002 (restated);
   Year ended December 31, 2003 (restated);
   Year ended December 31, 2004 (restated)                                  F-11

  Notes to Consolidated Financial Statements                                F-14


Financial Statement Schedules

  Report of Independent Registered Public Accounting Firm                   S-1

  Schedule I - Condensed Financial Information of Registrant (Restated)     S-2

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

     As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated balance sheets at December 31, 2003 and 2004, and its 2002, 2003, and 2004 consolidated financial statements.

     Internal control over financial reporting

     Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because the Company did not maintain effective controls over the accounting for income taxes, because, (a) the Company did not have effective controls over the consideration of the effect of subsequent events on certain income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements, and (b) did not have adequate personnel with sufficient knowledge of income tax accounting and reporting, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:


     The Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes which contributed to the following material weakness in internal control over financial reporting as of December 31, 2004:

a) The Company did not have effective controls over the proper consideration of the effect of subsequent events on the evaluation of certain income tax attributes and related deferred income tax asset valuation allowances in the preparation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Specifically, the Company did not have effective controls in place to consider that as a result of the capital gains generated from the Company's first quarter 2005 sales of certain securities that the Company should not have recognized a valuation allowance against certain deferred income tax assets as of December 31, 2004. This control deficiency resulted in the restatement of the 2004 Company's consolidated financial statements as of and for the year ended December 31, 2004 included in the Original Form 10-K. Additionally, this control deficiency could result in a misstatement of deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

b) The Company did not have adequate personnel with sufficient knowledge of income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes, and income taxes payable resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., an equity-method investment of the Company as of December 31, 2004, (ii) current and deferred income taxes related to the Company's distributions of Kronos common stock to the Company's stockholders and
     (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the restatement of the Company's 2002, 2003 and 2004 consolidated financial statements and the Company's consolidated financial statements or interim financial information for the interim periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and
     December 31, 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

     Management   of  the  Company   determined   that  each  of  these  control
deficiencies constitutes a material weakness.

     These material weaknesses were considered in evaluating the nature, timing and extent of audit tests applied to our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     As described in Management's Report on Internal Control Over Financial Reporting, management has excluded CompX International Inc. from its assessment of internal control over financial reporting because it was acquired in a transaction accounted for as a transfer of net assets among entities under common control during 2004. We have also excluded CompX from our audit of internal control over financial reporting. CompX is a majority owned subsidiary of the Company whose total assets, total sales and net assets represent 31%, 25% and 39%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

     In our opinion, management's assessment that NL Industries, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

     Management of the Company and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weakness described in (a) above, identified in connection with the Original Restatement. In connection with the Current Restatement of the Company's consolidated financial statements described in Note 1 to the consolidated financial statements, management has determined that the material weakness described in (b) above also existed as of December 31, 2004. Accordingly, Management's Report on Internal Control Over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.





                                                      PricewaterhouseCoopers LLP



Dallas, Texas
     March 30, 2005, except for the Original Restatement discussed in Note 1 to the consolidated financial statements and the matter related to the Original Restatement discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which date is May 31, 2005, and except for the Current Restatement discussed in Note 1 to the consolidated financial statements and the matter related to the Current Restatement discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which date is December 23, 2005











                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                      (In thousands, except per share data)


               ASSETS

                                                                      2003                2004
                                                                  ------------        -----------
                                                                   (Restated)          (Restated)

 Current assets:
   Cash and cash equivalents                                      $   89,525          $   99,185
   Restricted cash and cash equivalents                               19,029               7,810
   Restricted marketable debt securities                               6,147               9,446
   Accounts and other receivables                                    182,557              24,302
   Refundable income taxes                                            37,712                  32
   Receivable from affiliates                                            361               1,681
   Inventories                                                       292,337              28,781
   Prepaid expenses                                                    7,097               1,332
   Deferred income taxes                                              12,718              13,604
                                                                  ----------          ----------

       Total current assets                                          647,483             186,173
                                                                  ----------          ----------

 Other assets:
     Marketable equity securities                                     70,487              75,793
     Restricted marketable debt securities                             6,870               3,848
     Investment in Kronos Worldwide, Inc.                               -                175,578
     Investment in TiO2 manufacturing joint venture                  129,011                -
     Receivable from affiliate                                        14,000              10,000
     Deferred income taxes                                             7,033                 545
     Goodwill                                                         52,715              20,772
     Other assets                                                     30,018               3,715
                                                                  ----------          ----------

       Total other assets                                            310,134             290,251
                                                                  ----------          ----------

 Property and equipment:
   Land                                                               37,727               5,356
   Buildings                                                         208,077              26,877
   Equipment                                                         886,846             127,044
   Mining properties                                                  63,701                -
   Construction in progress                                           10,302               2,431
                                                                  ----------          ----------
                                                                   1,206,653             161,708
   Less accumulated depreciation                                     687,725              86,490
                                                                  ----------          ----------

       Net property and equipment                                    518,928              75,218
                                                                  ----------          ----------

                                                                  $1,476,545          $  551,642
                                                                  ==========          ==========








          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2003 and 2004

                      (In thousands, except per share data)

    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      2003                2004
                                                                  ------------        -----------
                                                                   (Restated)          (Restated)


 Current liabilities:
   Current maturities of long-term debt                           $      288          $       42
   Accounts payable                                                  111,777              14,649
   Accrued liabilities                                                96,539              23,134
   Accrued environmental costs                                        19,627              16,570
   Payable to affiliates                                             138,871                 391
   Income taxes                                                       12,726               3,661
   Deferred income taxes                                               3,941              23,842
                                                                  ----------          ----------

       Total current liabilities                                     383,769              82,289
                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                    382,451                  85
   Accrued pension costs                                              81,180               7,968
   Accrued postretirement benefits cost                               23,411              10,572
   Accrued environmental costs                                        57,854              51,247
   Deferred income taxes                                             265,656             103,420
   Other                                                              19,474               4,028
                                                                  ----------          ----------

       Total noncurrent liabilities                                  830,026             177,320
                                                                  ----------          ----------

 Minority interest                                                   135,215              58,404
                                                                  ----------          ----------

 Stockholders' equity:
   Preferred stock, no par value; 5,000 shares
    authorized; none issued                                             -                   -
   Common stock, $.125 par value; 150,000 shares
    authorized; 66,845 and 48,440 shares issued                        8,355               6,054
   Additional paid-in capital                                        719,768             369,728
   Retained earnings                                                    -                   -
   Accumulated other comprehensive income:
     Marketable securities                                            23,323              26,783
     Currency translation                                           (152,623)           (135,729)
     Pension liabilities                                             (36,846)            (33,207)
     Treasury stock, at cost - 19,054 and nil shares                (434,442)               -
                                                                  ----------          ----------

       Total stockholders' equity                                    127,535             233,629
                                                                  ----------          ----------

                                                                  $1,476,545          $  551,642
                                                                  ----------          ----------



Commitments and contingencies (Notes 12, 15 and 19)








                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)



                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)


Net sales                                                   $1,041,860       $1,182,143       $  741,687
Cost of sales                                                  809,422          882,114          572,541
                                                            ----------       ----------       ----------

    Gross margin                                               232,438          300,029          169,146

Selling, general and administrative expense                    130,629          146,043           94,346
Other operating income (expense):
  Currency transaction gains (losses), net                      (1,274)          (8,289)             741
  Disposition of property and equipment                         (1,818)           9,845               (2)
  Noncompete agreement income                                    4,000              333             -
  Legal settlement gains, net                                    5,225              823              552
  Other income                                                     377              436            6,953
  Corporate expense                                            (37,860)         (57,430)         (17,094)
                                                            ----------       ----------       ----------

    Income from operations                                      70,459           99,704           65,950

Equity in earnings of Kronos Worldwide, Inc.                      -                -               9,613
Other income (expense):
  Currency transaction gain                                      6,271             -                -
  Trade interest income                                          1,912              932              493
  Interest and dividend income from affiliates                   3,775            3,319            7,986
  Other interest income                                          3,374            1,351            1,303
  Securities transactions, net                                    (105)           2,402            2,113
  Interest expense                                             (31,638)         (34,303)         (18,305)
                                                            ----------       ----------       ----------

    Income from continuing operations before
         income taxes and minority interest                     54,048           73,405           69,153

Provision for income taxes (benefit)                            13,333           87,854         (239,704)
Minority interest                                                1,563            3,858          149,596
                                                            ----------       ----------       ----------

    Income (loss) from continuing operations                    39,152          (18,307)         159,261

Discontinued operations                                           (206)          (2,874)           3,552
                                                            ----------       ----------       ----------

        Net income (loss)                                   $   38,946       $  (21,181)      $  162,813
                                                            ==========       ==========       ==========







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)



                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)

Basic earnings (loss) per share:
  Income (loss) from continuing operations                  $      .80       $     (.38)      $     3.30
  Discontinued operations                                          -               (.06)             .07
                                                            ----------       ----------       ----------

        Net income (loss)                                   $      .80       $     (.44)      $     3.37
                                                            ==========       ==========       ==========

Diluted earnings (loss) per share:
  Income (loss) from continuing operations                  $      .80       $     (.38)      $     3.29
  Discontinued operations                                          -               (.06)             .07
                                                            ----------       ----------       ----------

    Net income (loss)                                       $      .80       $     (.44)      $     3.36
                                                            ==========       ==========       ==========

Weighted-average shares used in the calculation
   of net income per share:
  Basic                                                         48,530           47,721           48,333
  Dilutive impact of stock options                                  82               74               86
                                                            ----------       ----------       ----------

  Diluted                                                       48,612           47,795           48,419
                                                            ==========       ==========       ==========






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)

Net income (loss)                                           $   38,946       $  (21,181)      $  162,813
                                                            ----------       ----------       ----------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains (losses)
     arising during the period                                  (2,454)          18,901            3,460
    Reclassification for realized net gain
     (loss) included in net income                                -              (1,474)            -

                                                                (2,454)          17,427            3,460

Minimum pension liabilities adjustment                         (15,503)         (14,737)           3,639

Currency translation adjustment                                 40,229           22,491           16,894
                                                            ----------       ----------       ----------

      Total other comprehensive income                          22,272           25,181           23,993
                                                            ----------       ----------       ----------

          Comprehensive income                              $   61,218       $    4,000       $  186,806
                                                            ==========       ==========       ==========




          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES , INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2002, 2003 and 2004
                      (In thousands, except per share data)


                                                                                   Accumulated other
                                                                             comprehensive income (loss)
                                                 Additional              -----------------------------------
                                        Common    paid-in     Retained  Marketable    Currency     Pension    Treasury
                                        stock     capital     earnings  securities  translation  liabilities    stock      Total
                                       -------  -----------   --------  ----------  -----------  -----------  ---------  ---------
                                                 (Restated)  (Restated)               (Restated)   (Restated)            (Restated)

Balance at December 31, 2001,
  as originally reported               $8,355   $ 784,084    $ 301,913   $ 8,350    $ (215,343)  $   (6,352)  $(415,380)  $465,627
Adjustment to reflect prior
  period restatements                    -           -          19,631      -             -            (254)       -        19,377

Balance at December 31, 2001 (Restated) 8,355     784,084      321,544     8,350      (215,343)      (6,606)   (415,380)   485,004

Net income (Restated)                    -           -          38,946       -            -            -           -        38,946
Other comprehensive loss,
  net of tax (Restated)                  -           -            -       (2,454)       40,229      (15,503)       -        22,272
Common dividends declared -
  $3.30 per share                        -           -        (157,978)     -             -            -           -      (157,978)
Tax benefit of stock options exercised   -            222         -         -             -            -           -           222
Treasury stock:
  Acquired                               -           -            -         -             -            -        (21,254)   (21,254)
  Reissued                               -           -            -         -             -            -            454        454
Other capital transactions
  with affiliates                        -           -          (4,745)     -             -            -           -        (4,745)
                                       ------   ---------    ---------   -------    ----------   ----------   ---------  ---------

Balance at December 31, 2002 (Restated) 8,355     784,306      197,767     5,896      (175,114)     (22,109)   (436,180)   362,921

Net income (Restated)                    -           -         (21,181)     -             -            -           -       (21,181)
Other comprehensive income (loss),
  net of tax (Restated)                  -           -            -       17,427        22,491      (14,737)       -        25,181
Distribution of 48.8% of Kronos
  Worldwide, Inc.                        -           -         (88,532)     -             -            -           -       (88,532)
Income tax on distribution (Restated)    -        (64,538)     (48,664)     -             -            -           -      (113,202)
Common dividends declared -
  $.80 per share                         -           -         (38,183)     -             -            -           -       (38,183)
Treasury stock - reissued                -                        -         -             -            -          1,738      1,738
Other capital transactions
  with affiliates                        -           -          (1,207)     -             -            -           -        (1,207)
                                       ------   ---------    ---------   -------    ----------   ----------   ---------  ---------

Balance at December 31, 2003 (Restated) 8,355     719,768         -       23,323      (152,623)     (36,846)   (434,442)   127,535

Net income (Restated)                    -           -         162,813      -             -            -           -       162,813
Other comprehensive income,
  net of tax (Restated)                  -           -            -        3,460        16,894        3,639        -        23,993
Distribution of shares of Kronos
  Worldwide, Inc.                        -           -          (8,741)     -             -            -           -        (8,741)
Income tax on distribution (Restated)    -        (52,464)     (34,765)     -             -            -           -       (87,229)
Settlement of tax liability using
 shares of Kronos Woldwide, Inc.
 common stock with a net book
 value in excess of the amount
 of tax liability settled (Restated)     -        174,486         -         -             -            -           -       174,486
Issuance of common stock                    6         909         -         -             -            -           -           915

Acquisition of 10,374 shares of CompX
  International Inc.                     -       (102,963)     (65,615)     -             -            -           -      (168,578)
Treasury stock:
  Reissued                               -             -            -       -             -            -          8,354      8,354
  Retired (Restated)                   (2,307)   (370,089)     (53,692)     -             -            -        426,088       -
Other                                    -             81         -         -             -            -           -            81
                                       ------   ---------    ---------   --------   ----------   ----------   ---------  ---------

Balance at December 31, 2004 (Restated)$6,054   $ 369,728    $    -      $26,783    $ (135,729)  $  (33,207)  $    -     $233,629
                                       ======   =========    ---------   -------    ----------   ----------   ---------  ---------







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)




                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)

Cash flows from operating activities:
    Net income (loss)                                       $   38,946       $  (21,181)        $162,813
    Depreciation and amortization                               46,225           54,875           36,402
    Goodwill impairment                                           -                -               6,500
    Noncash interest expense                                     1,768            2,197            1,222
    Deferred income taxes:
       Continuing operations                                    (1,066)          91,888         (265,062)
       Discontinued operations                                    (222)          (2,590)          (3,691)
    Minority interest:
       Continuing operations                                     1,563            3,858          149,596
       Discontinued operations                                    (101)          (1,414)          (3,944)
    Net losses (gains) from:
       Securities transactions                                     105           (2,402)          (2,113)
       Disposition of property and equipment                       625           (9,845)               2
    Pension cost, net                                           (2,316)          (5,478)             244
    Other postretirement benefits, net                          (3,385)          (3,468)          (2,090)
    Equity in Kronos Worldwide, Inc.                              -                -              (9,613)
    Distributions from Kronos Worldwide, Inc.                     -                -              10,731
    Distributions from TiO2 manufacturing
     joint venture, net                                          7,950              875            8,300
    Other, net                                                  (1,158)           1,053            2,254
    Change in assets and liabilities:
    Accounts and other receivable                                6,089            2,541          (44,994)
    Inventories                                                 45,301          (20,938)          50,062
    Prepaid expenses                                              (545)           3,186            1,769
    Accounts payable and accrued liabilities                   (35,108)          (9,732)         (31,110)
    Income taxes                                                  (475)         (25,726)          34,076
    Accounts with affiliates                                     3,690           34,138            7,958
    Accrued environmental costs                                  8,913           24,137           (9,665)
    Other noncurrent assets and liabilities, net                (2,052)          (1,091)          (6,916)
                                                            ----------       ----------       ----------

        Net cash provided by operating activities              114,747          114,883           92,731
                                                            ----------       ----------       ----------









                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)

Cash flows from investing activities:
  Capital expenditures                                      $  (45,303)      $  (44,262)      $  (16,209)
  Collection of loans to affiliates                             14,650            4,000           35,423
  Acquisition of business                                       (9,149)            -                -
   Change in restricted cash equivalents  and restricted
      marketable debt securities, net                             (960)            (654)          10,367
  Proceeds from disposition of property and equipment              873           12,801            2,222
  Proceeds from sales of securities                                 -               -              2,745
  Other, net                                                        32              671             -
                                                            ----------       ----------       ----------

      Net cash provided (used) by investing activities         (39,857)         (27,444)          34,548
                                                            ----------       ----------       ----------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                 336,768           17,106          102,225
    Principal payments                                        (297,864)         (52,012)        (128,091)
    Deferred financing costs paid                              (10,706)            -                 (28)
  Cash dividends paid                                         (157,978)         (38,183)            -
  Treasury stock:
    Purchased                                                  (21,254)            -                -
    Reissued                                                       454            1,738             -
  Proceeds from issuance of stock:
    NL common stock                                               -                -               9,201
    CompX common stock                                             120             -                 617
  Capital transactions with affiliates                          (4,745)          (1,207)            -
  Distributions to minority interests                           (2,379)            (606)         (12,635)
  Other, net                                                      -                (426)            -
                                                            ----------       ----------       ----------

      Net cash used by financing activities                   (157,584)         (73,590)         (28,711)
                                                            ----------       ----------       ----------

Net increase (decrease)                                     $  (82,694)      $   13,849       $   98,568
                                                            ==========       ==========       ==========







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)

Cash and cash equivalents-net change from:
  Operating, investing and financing activities             $  (82,694)      $   13,849       $   98,568
  Currency translation                                           3,650            5,178             (474)
  Kronos cash balance at June 30, 2004                               -             -             (88,434)
  Acquisition of business                                          196             -                -
                                                            ----------       ----------       ----------
                                                               (78,848)          19,027            9,660

   Balance at beginning of year                                149,346           70,498           89,525
                                                            ----------       ----------       ----------

   Balance at end of year                                   $   70,498       $  89,525        $   99,185
                                                            ==========       ==========       ==========

Supplemental disclosures:
  Cash paid (received) for:
    Interest                                                $   34,773       $  30,000        $   17,119
    Income taxes                                                12,503          (1,848)          (17,000)

  Acquisition of business - net assets consolidated
        Cash and cash equivalents                           $      196       $    -           $    -
        Restricted cash                                          2,685            -                -
        Goodwill                                                 6,406            -                -
        Other intangible assets                                  2,601            -                -
        Other noncash assets                                     1,259            -                -
        Liabilities                                             (3,998)           -                -
                                                            ----------       ----------       ----------

            Cash paid                                       $    9,149       $    -           $    -
                                                            ==========       ==========       ==========

  Net assets of Kronos Worldwide, Inc. deconsolidated as of July
      1, 2004:
        Cash and cash equivalents                                                             $   88,434
        Accounts and other receivables                                                           200,845
        Inventories                                                                              209,816
        Other current assets                                                                       9,344
        Investment in TiO2 manufacturing joint venture                                           120,711
        Net property and equipment                                                               413,171
        Other assets                                                                             209,105
        Current liabilities                                                                     (156,701)
        Long-term debt                                                                          (346,682)
        Note payable to affiliates                                                              (200,000)
        Accrued pension costs                                                                    (66,227)
        Accrued postretirement benefits costs                                                    (10,677)
        Deferred income taxes                                                                    (50,730)
        Other liabilities                                                                        (13,408)
        Minority interest                                                                       (201,842)
                                                                                              ----------

      Net assets                                                                              $  205,159
                                                                                              ==========


          See accompanying notes to consolidated financial statements.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Restatements, organization and basis of presentation:


     Restatement of financial statements

        Current restatement

     On December 21, 2005, the Company and its audit committee concluded that the Company would file this Annual Report on Form 10-K/A for the year ended December 31, 2004 to restate the Company's consolidated balance sheets as of December 31, 2003 and 2004, and the Company's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2004.

     As discussed below in Notes 1 and 2, prior to December 2003 Kronos Worldwide, Inc. was a wholly-owned subsidiary of the Company. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to its shareholders, and during 2004 NL paid each of its four $.20 per share regular quarterly dividends in the form of shares of Kronos common stock. Consequently, effective in July 2004 the Company's ownership of Kronos was reduced to less than 50%, and the Company commenced to account for its interest in Kronos by the equity method.

     The Company is a majority-owned subsidiary of Valhi, Inc., and majority ownership of Kronos continues to reside with Valhi and its subsidiaries, including the Company. Valhi is a majority-owned subsidiary of Contran Corporation. The Company and Valhi are members of the Contran Tax Group, and the Company computes its provision for income taxes on a separate company basis.

     In its previously-issued consolidated financial statements, the Company accounted for any current income tax resulting from the distribution of shares of Kronos common stock to its shareholders as a direct charge to equity. In addition, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying value of its investment in Kronos over the adjusted income tax basis of such shares starting in July 2004, concurrent with the Company beginning to account for its interest in Kronos by the equity method, on a prospective basis. The Company has now concluded, among other things, that (i) a portion of the current income taxes resulting from the distribution of shares of Kronos common stock to its shareholders should be included in the Company's provision for income taxes included in the determination of net income and (ii) the Company should have commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying value of its investment in Kronos over the adjusted income tax basis of such shares starting with such excess that existed in December 2003, concurrent with its distribution of 48.8% of Kronos' common stock in December 2003.

     Accordingly, during the Company's close process for its fiscal quarter ended September 30, 2005, the Company concluded that:

     o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $1.7 million, or $.03 per diluted share, in 2002, by $85.7 million, or $1.79 per diluted share, in 2003 and by $51.8 million, or $1.07 per diluted share, in 2004;
     o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities was misstated by an aggregate of $408,000 in 2002, by $25,000 in 2003 and by $1.5 million in 2004;
     o its provision for income taxes accounted for as a direct reduction to stockholders' equity was misstated by $90.7 million in 2003 and by $26.6 million in 2004; and
     o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $19.4 million as of December 31, 2001 and its changes in stockholders' equity was misstated by $174.5 million in 2004, in each case as they related to the appropriate provision for income taxes and related items (including a $174.5 million increase to stockholders' equity in 2004 resulting from the settlement of a $227 million income tax liability by using 5.5 million shares of Kronos common stock with an aggregate $52.5 million carrying amount) which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to the following items:

     o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., which investment the Registrant accounts for by the equity method, giving consideration to NL's investment in Kronos on a pure stand-alone separate company basis without regard to tax group membership with other affiliated companies;
     o Current and deferred income taxes related to the Registrant's distributions or transfer of shares of Kronos common stock to its stockholders (including entities under common control); and
     o    Current and deferred income tax provisions related to other items.

     On December 21, 2005, the Company and its audit committee concluded that the Company had failed to properly apply the guidance contained in SFAS No. 109 in so far as it related to these items. This amendment was required to correct for the aggregate effect of these misstatements. While the effect of these misstatements have no effect on the Company's previously-reported total cash flows from operating, investing and financing activities, these misstatements do have a significant effect on the Company's provision for income taxes, related income tax accounts (principally deferred income taxes) and stockholders' equity.

     The following tables show (i) selected consolidated balance sheet data as of December 31, 2003 and 2004, and selected consolidated statements of income, comprehensive income, stockholders' equity and cash flow data for each of the three years in the period ended December 31, 2004, in each case as previously reported, (ii) adjustments to such consolidated financial statement data to reflect the aggregate effect of this restatement and (iii) such consolidated financial statement data, as restated to reflect the aggregate effect of this restatement.



                                                                     December 31, 2003
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Selected balance sheet items:

 Current payable to affiliates                       $  19,537           $ 119,334           $  138,871
                                                     =========           =========           ==========

 Total current liabilities                           $ 264,435           $ 119,334           $  383,769
                                                     =========           =========           ==========

 Noncurrent deferred income taxes:                   $ 229,336           $  36,320           $  265,656
                                                     =========           =========           ==========

 Total noncurrent liabilities                        $ 793,706           $  36,320           $  830,026
                                                     =========           =========           ==========

 Stockholders' equity:
   Common stock                                      $   8,355           $    -              $    8,355
   Additional paid-in capital                          784,306             (64,538)             719,768
   Retained earnings                                    90,479             (90,479)                -
   Accumulated other comprehensive
     income (loss)
     Marketable securities                              23,323                -                  23,323
     Currency translation                             (152,623)               -                (152,623)
     Pension liabilities                               (36,209)               (637)             (36,846)
   Treasury stock                                     (434,442)               -                (434,442)
                                                     ---------           ---------           ----------

   Total stockholders' equity                        $ 283,189           $(155,654)          $  127,535
                                                     =========           =========           ==========



                                                                     December 31, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Selected balance sheet items:

 Current receivable from affiliates                  $   1,634           $      47           $    1,681
                                                     =========           =========           ==========

 Total current assets                                $ 186,126           $      47           $  186,173
                                                     =========           =========           ==========

 Noncurrent deferred income taxes:                   $  45,274           $  58,146           $  103,420
                                                     =========           =========           ==========

 Total noncurrent liabilities                        $ 119,174           $  58,146           $  177,320
                                                     =========           =========           ==========

 Stockholders' equity:
   Common stock                                      $   6,054           $    -              $    6,054
   Additional paid-in capital                          417,760             (48,032)             369,728
   Retained earnings                                    10,970             (10,970)                -
   Accumulated other comprehensive
     income (loss)
     Marketable securities                              26,783                   -               26,783
     Currency translation                             (136,648)                919             (135,729)
     Pension liabilities                               (33,191)                (16)             (33,207)
                                                     ---------           ---------           ----------

   Total stockholders' equity                        $ 291,728          $  (58,099)          $  233,629
                                                     =========           =========           ==========



                                                          Year ended                                    Year ended
                                                     December 31, 2002                             December 31, 2003
                                        -------------------------------------------      ------------------------------------------
                                          Previously                                     Previously
                                           reported      Adjustments    As restated       reported      Adjustments    As restated
                                         ------------   ------------    -----------      -----------    -----------    -----------
                                                                   (In thousands, except per share data)
Income from continuing operations
   before   income tax and minority
   interest                                $  54,048      $   -          $  54,048        $  73,405       $    -        $  73,405

Provision for income taxes                    15,062        (1,729)         13,333            2,201          85,653        87,854

Minority interest in after tax earnings        1,563          -              1,563            3,858            -            3,858
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Income (loss) from
     continuing operations                    37,423          1,729         39,152           67,346         (85,653)      (18,307)

Discontinued operations                         (206)          -              (206)          (2,874)           -           (2,874)

    Net income (loss)                      $  37,217      $   1,729      $  38,946        $  64,472       $ (85,653)    $ (21,181)

Earnings per share:
    Basic net income (loss) per share      $     .77      $     .03      $     .80        $    1.35       $   (1.79)    $    (.44)
                                           =========      =========      =========        =========       =========     =========

    Diluted net income (loss) per share    $     .77      $     .03      $     .80        $    1.35       $   (1.79)    $    (.44)
                                           =========      =========      =========        =========       =========     =========

Weighted average shares used:
    Basic                                     48,530                        48,530           47,721                        47,721
    Diluted                                   48,612                        48,612           47,795                        47,795







                                                                         Year ended
                                                                     December 31, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                          (In thousands, except per share data)

Selected Statement of Operations data:
  Income from continuing operations before
     income tax and minority interest                $  69,153           $   -                $  69,153

  Provision for income taxes
   (benefit)                                          (291,510)            51,806              (239,704)

  Minority interest in after tax earnings              149,596               -                  149,596
                                                     ---------           --------             ---------

    Income from continuing operations                  211,067            (51,806)              159,261

  Discontinued operations                                3,552               -                    3,552
                                                     ---------           --------             ---------

    Net income                                       $ 214,619           $(51,806)            $ 162,813
                                                     =========           ========             =========

  Earnings per share:
    Basic net income (loss) per share                $    4.44           $  (1.07)            $    3.37
                                                     =========           ========             =========

    Diluted net income (loss) per share              $    4.43           $  (1.07)            $    3.36
                                                     =========           ========             =========

  Weighted average shares used:
    Basic                                               48,333                     48,333
    Diluted                                             48,419                     48,419



                                                               Year ended December 31, 2002
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                       (In thousands)

 Consolidated other comprehensive income:
   Net income                                        $  37,217           $  1,729             $  38,946
                                                     =========           ========             =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                   (2,454)              -                   (2,454)
     Pension liabilities                               (15,095)              (408)              (15,503)
     Currency translation adjustment                    40,229               -                   40,229
                                                     ---------           --------             ---------

       Total other comprehensive income                 22,680               (408)               22,272
                                                     ---------           --------             ---------

     Comprehensive income (loss)                     $  59,897           $  1,321             $  61,218
                                                     =========           ========             =========


                                                                Year ended December 31, 2003
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                       (In thousands)

 Consolidated other comprehensive income:
   Net income (loss)                                 $  64,472           $(85,653)            $ (21,181)
                                                     =========           ========             =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                   17,427               -                   17,427
     Pension liabilities                               (14,762)                25               (14,737)
     Currency translation adjustment                    22,491               -                   22,491
                                                     ---------           --------             ---------

       Total other comprehensive income                 25,156                 25                25,181
                                                     ---------           --------             ---------

     Comprehensive income (loss)                     $  89,628           $(85,628)            $   4,000
                                                     =========           ========             =========



                                                                Year ended December 31, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                       (In thousands)

 Consolidated other comprehensive income:
   Net income (loss)                                 $ 214,619           $(51,806)            $ 162,813
                                                     =========           ========             =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                    3,460               -                    3,460
     Pension liabilities                                 3,018                621                 3,639
     Currency translation adjustment                    15,975                919                16,894
                                                     ---------           --------             ---------

       Total other comprehensive income                 22,453              1,540                23,993
                                                     ---------           --------             ---------

     Comprehensive income (loss)                     $ 237,072           $(50,266)            $ 186,806
                                                     =========           ========             =========



                                                                Total stockholders equity -
                                                                year ended December 31, 2002
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Balance at December 31, 2001                         $ 465,627           $ 19,377             $ 485,004

Net income                                              37,217              1,729                38,946
Other comprehensive income, net                         22,680               (408)               22,272
Other, net                                            (183,301)              -                 (183,301)
                                                     ---------           --------             ---------

Balance at December 31, 2002                         $ 342,223           $ 20,698             $ 362,921
                                                     =========           ========             =========



                                                                Total stockholders equity -
                                                               year ended December 31, 2003
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Balance at December 31, 2002                        $ 342,223           $  20,698             $ 362,921

Net income (loss)                                      64,472             (85,653)              (21,181)
Other comprehensive income, net                        25,156                  25                25,181
Income tax on distribution                            (22,478)            (90,724)             (113,202)
Other, net                                           (126,184)              -                  (126,184)
                                                    ---------           ---------             ---------

Balance at December 31, 2003                        $ 283,189           $(155,654)            $ 127,535
                                                    =========           =========             =========



                                                                 Total stockholders equity -
                                                                year ended December 31, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Balance at December 31, 2003                        $ 283,189           $(155,654)            $ 127,535

Net income (loss)                                     214,619             (51,806)              162,813
Other comprehensive income, net                        22,453               1,540                23,993
Income tax on distribution                            (60,633)            (26,596)              (87,229)
Paid-in capital adjustment - settlement
 of tax liability using shares of
 Kronos common stock with a GAAP net
 book value in excess of the amount of
 the tax liability settled                              -                 174,486               174,486
Other, net                                           (167,900)                (69)             (167,969)
                                                    ---------           ---------             ---------

Balance at December 31, 2004                        $ 291,728           $ (58,099)            $ 233,629
                                                    =========           =========             =========







                                                               Year ended December 31, 2002
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Items comprising cash flow from
  operating activities:

   Net income                                       $  37,217           $   1,729             $  38,946
                                                    =========           =========             =========

   Deferred income taxes from
    continuing operations                           $     569           $  (1,635)            $  (1,066)
                                                    =========           =========             =========

   Accounts with affiliates                         $   3,784           $     (94)            $   3,690
                                                    =========           =========             =========

   Net cash provided by operating activities        $ 114,747           $    -                $ 114,747
                                                    =========           =========             =========


                                                               Year ended December 31, 2003
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Items comprising cash flow from
  operating activities:

   Net income (loss)                                $  64,472           $ (85,653)            $ (21,181)
                                                    =========           =========             =========

   Deferred income taxes from
     continuing operations                          $  35,861           $  56,027             $  91,888
                                                    =========           =========             =========

   Accounts with affiliates                         $   4,512           $  29,626             $  34,138
                                                    =========           =========             =========

   Net cash provided by operating activities        $ 114,883           $    -                $ 114,883
                                                    =========           =========             =========


                                                               Year ended December 31, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Items comprising cash flow from
  operating activities:

   Net income                                       $ 214,619           $ (51,806)            $ 162,813
                                                    =========           =========             =========

   Deferred income taxes from
     continuing operations                          $(288,359)          $  23,297             $(265,062)
                                                    =========           =========             =========

   Accounts with affiliates                         $ (20,551)          $  28,509             $   7,958
                                                    =========           =========             =========

   Net cash provided by operating activities        $  92,731           $    -                $  92,731
                                                    =========           =========             =========





        Original restatement

     As previously disclosed, on May 9, 2005 the Company and its audit committee also concluded to restate the Company's consolidated financial statements as of December 31, 2004 and for the year then ended, to reflect an additional $4.2 million, or $.08 per diluted share, noncash deferred income tax benefit in its results of operations for the year ended December 31, 2004. Such $4.2 million relates to recognition of an additional noncash deferred income tax benefit related to discontinued operations in the fourth quarter of 2004. This restatement was included in the Company's Amendment No. 1 on Form 10-K/A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on May 31, 2005. The previously-reported amounts shown in the tables above reflect, as applicable, the effect of this $4.2 million restatement.


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


     Income taxes. The Company and its qualifying subsidiaries are included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company computes its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Kronos is also a member of the Contran Tax Group. CompX, previously a separate U.S. federal income taxpayer, became a member of the Contran Tax Group for federal income tax purposes in October 2004 with the formation of CompX Group, Inc. See Note 2. As a member of the Contran Tax Group, the Company is jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. See Note 19. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company generally makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the Company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. Most members of the Contran Tax Group also file consolidated unitary state income tax returns in qualifying U.S. jurisdictions. See Note 15. The Company made net cash payments to (or collected net cash receipts from) Valhi for income taxes of ($2.2) million in 2002, $3.9 million in 2003 and $1.8 million in 2004. See also Note 2 regarding the Company's payment of certain income taxes to Valhi using shares of Kronos common stock.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who would not be members of a NL consolidated U.S. federal income tax group on an NL separate company basis and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. In this regard, the Company commenced recognizing deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of the Company's investment in Kronos effective in December 2003 following the Company's distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to NL shareholders. Earnings of foreign subsidiaries deemed to be permanently reinvested aggregated $653.5 million at December 31, 2003 (related to NL and Kronos) and $24.4 million at December 31, 2004 (related to CompX). The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria.


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



                                                                   Years ended December 31,
                                                        --------------------------------------------
                                                           2002             2003              2004
                                                           ----             ----              ----
                                                        (Restated)       (Restated)        (Restated)
                                                                     (In millions, except
                                                                      per share amounts)

Net income (loss) as reported                            $  38.9          $  (21.2)         $ 162.8

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                              2.1               1.1              1.1
  Stock-based employee compensation expense
   determined under SFAS No. 123                            (2.5)             (1.3)             (.2)
                                                         -------          --------          -------

Pro forma net income (loss)                              $  38.5          $  (21.4)         $ 163.7
                                                         =======          ========          =======

Basic earnings (loss) per share:
  As reported                                            $   .80          $   (.44)         $  3.37
  Pro forma                                              $   .79          $   (.45)         $  3.39

Diluted earnings (loss) per share:
  As reported                                            $    .80         $   (.44)         $  3.36
  Pro forma                                              $    .79         $   (.45)         $  3.38


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


     NL's December 2003 and 2004 quarterly distributions of shares of common stock of Kronos are taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed on the various dates of distribution and NL's adjusted tax basis in such stock at such dates of distribution. In accordance with GAAP, the amount of such current income tax represented by the excess of the carrying value of such stock for financial reporting purposes and the adjusted tax basis of such stock is included in the determination of net income in the period the shares were distributed, and the amount of such current income tax represented by the excess of the fair market value of such stock and the carrying value of such stock for financial reporting purposes is accounted for as a direct reduction to the Company's stockholders' equity (retained earnings). The amount of such current income tax included in the determination of net income aggregated $30.3 million in 2003 and $21.2 million in 2004, while the amount of such current income tax accounted for as a direct reduction to equity aggregated $113.2 million in 2003 and $87.2 million in 2004. In accordance with GAAP, the amount of the deferred income tax recognized by the Company with respect to Kronos (see Note 1) are adjusted as of the date of each distribution.

     With respect to such shares of Kronos distributed to Valhi and Tremont, effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, although for financial reporting purposes the Company was required to recognize such tax liability. On November 30, 2004, Valhi and NL agreed to further amend the terms of their tax sharing agreement to provide that NL would now be required to pay up to Valhi the tax liability generated from the distribution of shares of Kronos common stock to Valhi and Tremont, including the tax related to such shares distributed to Valhi and Tremont in December 2003 and the tax related to the shares distributed to Valhi during all of 2004. In determining to so amend the terms of the tax sharing agreement, NL and Valhi considered, among other things, the changed expectation for the generation of taxable income at the NL level resulting from the inclusion of CompX in NL's consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1. Valhi and NL further agreed that in lieu of a cash income tax payment, such tax liability could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL. Such tax liability related to the shares of Kronos distributed to Valhi and Tremont in December 2003 and 2004, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $227 million. Accordingly, in the fourth quarter of 2004 NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of such tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at an agreed-upon price of $41 per share. Kronos' average closing market price during the months of November and December 2004 was $41.53 and $41.77, respectively. NL also considered the fact that the shares of Kronos held by non-affiliates are very thinly traded, and consequently an average price over a period of days mitigates the effect of the thinly-traded nature of Kronos' common stock. In accordance with GAAP, the excess of the $227 million tax liability settled by transfer of the 5.5 million shares of Kronos and the aggregate $52.5 million carrying amount of such shares transferred (or $174.5 million) was recorded as a direct increase in the Company's stockholders' equity (additional paid-in capital). This aggregate $227 million tax liability has not been paid by Valhi to Contran, nor has Contran paid such tax liability to the applicable tax authority, because the related taxable gain is currently deferred at the Valhi and Contran levels due to Valhi, Tremont and NL all being members of the Valhi tax group on a separate company basis and of the Contran Tax Group. Such income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to Valhi and Tremont are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.


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

Note 3 - Business segment information
                                                        % owned at
  Business segment             Entity               December 31, 2004
---------------------   ------------------------    -----------------

  Component products    CompX International Inc.            68%
  Chemicals             Kronos Worldwide, Inc.              37%

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



                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                                           (In millions)
 Net sales:
   Chemicals                                                 $  875.2         $1,008.2         $  559.1
   Component products                                           166.7            173.9            182.6
                                                             --------         --------         --------

     Total net sales                                         $1,041.9         $1,182.1         $  741.7
                                                             ========         ========         ========

 Segment profit:
   Chemicals                                                 $   96.5         $  137.4         $   66.4
   Component products                                             4.4              9.0             16.3

     Total segment profit                                       100.9            146.4             82.7

 General corporate items:
   Interest and dividend income from affiliates                   3.8              3.3              8.0
   Other interest income                                          3.3              1.4              1.3
   Securities transactions, net                                   (.1)             2.4              2.1
   Legal settlement gains, net                                    5.2               .8               .6
   Gain on disposal of fixed assets                               -               10.4               -
   Noncompete agreement income                                    4.0               .3               -
   Currency transaction gain                                      6.3               -                -
   Other income                                                    .1               .1               .3
   General corporate expenses, net                              (37.9)           (57.4)           (17.1)
   Interest expense                                             (31.6)           (34.3)           (18.3)
                                                             --------         --------         --------
                                                                 54.0             73.4             59.6
     Equity in earnings of Kronos Worldwide, Inc.                  -                -               9.6
                                                             --------         --------         --------
     Income from continuing operations before
          income taxes and minority interest                 $   54.0         $   73.4         $   69.2
                                                             ========         ========         ========


                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                                           (In millions)

 Net sales - point of origin:
   United States                                             $  378.5         $  404.9         $  317.5
   Germany                                                      404.3            510.1            294.7
   Belgium                                                      123.8            150.7             98.8
   Norway                                                       111.8            131.5             70.3
   Other Europe                                                  89.6            110.4             56.5
   Canada                                                       229.2            249.6            157.6
   Taiwan                                                        14.7             13.4              9.6
   Eliminations                                                (310.0)          (388.5)          (263.3)
                                                             --------         --------         --------

                                                             $1,041.9         $1,182.1         $  741.7
                                                             ========         ========         ========

 Net sales - point of destination:
   United States                                             $  398.0         $  423.7         $  294.6
   Europe                                                       463.4            574.5            335.3
   Canada                                                        82.8             85.5             56.8
   Asia and other                                                97.7             98.4             55.0
                                                             --------         --------         --------

                                                             $1,041.9         $1,182.1         $  741.7
                                                             ========         ========         ========




                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                                           (In millions)
 Depreciation and amortization:
   Chemicals                                                 $   32.2         $   39.4         $   21.8
   Component products                                            13.0             14.8             14.2
   Corporate                                                      1.0               .7               .4
                                                             --------         --------         --------

                                                             $   46.2         $   54.9         $   36.4
                                                             ========         ========         ========

 Capital expenditures:
   Chemicals                                                 $   32.6         $   35.3         $   10.8
   Component products                                            12.7              8.9              5.3
   Corporate                                                       -                .1               .1
                                                             --------         --------         --------

                                                             $   45.3         $   44.3         $   16.2
                                                             ========         ========         ========



                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                                           (In millions)
 Total assets:
   Operating segments:
     Chemicals                                               $  988.5         $1,121.9         $   -
     Component products                                         203.1            212.4           169.6
   Investment in Kronos Worldwide, Inc.                          -                -              175.6
   Corporate and eliminations                                   124.0            142.2           206.4
                                                             --------         --------         -------

                                                             $1,315.6         $1,476.5         $ 551.6
                                                             ========         ========         =======

 Net property and equipment:
   United States                                             $   52.6         $   48.2         $  42.5
   Germany                                                      213.2            252.4              -
   Canada                                                        77.8             87.0            19.1
   Norway                                                        49.7             50.8              -
   Belgium                                                       54.6             64.9              -
   Netherlands                                                   10.0              9.6             7.9
   Taiwan                                                         5.9              5.7             5.7
   Other                                                           .2               .3              -
                                                             --------         --------         -------

                                                             $  464.0         $  518.9         $  75.2
                                                             ========         ========         =======

     Component products segment profit, as presented above, may differ from amounts separately reported by CompX because the Company defines segment profit differently than CompX.

Note 4 - Accounts and other receivables:

                                                                       December 31,
                                                                  --------------------
                                                                  2003            2004
                                                                  ----            ----
                                                                     (In thousands)

 Trade receivables                                            $ 173,783         $ 24,759
 Recoverable VAT and other receivables                           12,768              551
 Allowance for doubtful accounts                                 (3,994)          (1,008)
                                                              ---------         --------

                                                              $ 182,557         $ 24,302
                                                              =========         ========

Note 5 - Marketable securities:

                                                                       December 31,
                                                                  --------------------
                                                                  2003            2004
                                                                  ----            ----
                                                                     (In thousands)

   Valhi common stock                                         $  70,450         $ 75,770
   Other                                                             37               23
                                                              ---------         --------

                                                              $  70,487         $ 75,793
                                                              =========         ========


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

Note 6 - Inventories:

                                                                       December 31,
                                                                  --------------------
                                                                  2003            2004
                                                                  ----            ----
                                                                     (In thousands)

 Raw materials:
   Chemicals                                                  $  61,959         $   -
   Component products                                             6,170            8,193
                                                              ---------         --------
                                                                 68,129            8,193
                                                              ---------         --------
 In process products:
   Chemicals                                                     19,855                -
   Component products                                            10,852           10,827
                                                              ---------         --------
                                                                 30,707           10,827
                                                              ---------         --------
 Finished products:
   Chemicals                                                    147,270                -
   Component products                                             9,166            9,696
                                                              ---------         --------
                                                                156,436            9,696
                                                              ---------         --------

 Supplies                                                        37,065               65
                                                              ---------         --------

                                                              $ 292,337         $ 28,781
                                                              =========         ========

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

Note 9 -       Other noncurrent assets:

                                                                       December 31,
                                                                  --------------------
                                                                  2003            2004
                                                                  ----            ----
                                                                     (In thousands)

     Deferred financing costs                                 $  10,417         $   -
     Unrecognized net pension obligations                        13,747             -
     Definite-lived customer list intangible asset                1,859            1,487
     Patents intangible assets                                    1,945            1,703
     Other                                                        2,050              525
                                                              ---------         --------

                                                              $  30,018         $  3,715
                                                              =========         ========

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

Note 10 -      Accrued liabilities:

                                                                       December 31,
                                                                  --------------------
                                                                  2003            2004
                                                                  ----            ----
                                                                     (In thousands)

     Employee benefits                                        $  46,028         $ 14,775
     Interest                                                       206                1
     Restructuring                                                3,223             -
     Planned major maintenance activities                         6,327             -
     Other                                                       40,755            8,358
                                                              ---------         --------

                                                              $  96,539         $ 23,134
                                                              =========         ========

Note 11 - Other noncurrent liabilities:

                                                                       December 31,
                                                                  --------------------
                                                                  2003            2004
                                                                  ----            ----
                                                                     (In thousands)

   Employee benefits                                          $  4,849          $   -
   Insurance                                                     4,331             2,507
   Other                                                        10,294             1,521
                                                              ---------         --------

                                                              $  19,474         $  4,028
                                                              =========         ========






Note 12 -      Long-term debt:

                                                                       December 31,
                                                                  --------------------
                                                                  2003            2004
                                                                  ----            ----
                                                                     (In thousands)

 Kronos International, Inc. and subsidiaries:
   8.875% Senior Secured Notes                                 $ 356,136        $   -
   Other                                                             603            -
                                                               ---------        --------

                                                                 356,739            -
                                                               ---------        --------
 CompX International Inc. and subsidiaries:
   Revolving bank credit facility                                 26,000            -
   Other                                                            -                127
                                                               ---------        --------

                                                                  26,000             127
                                                               ---------        --------

                                                                 382,739             127
   Less current maturities                                           288              42
                                                               ---------        --------

                                                               $ 382,451        $     85
                                                               =========        ========

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

Note 13 - Minority interest:

                                                                       December 31,
                                                                  --------------------
                                                                  2003            2004
                                                                  ----            ----
                                                                     (In thousands)
 Minority interest in net assets:
   Kronos Worldwide, Inc.                                      $  77,763        $   -
   CompX International, Inc.                                      48,424          49,154
     NL Environmental Management Services, Inc.                    8,503           9,250
     Subsidiary of Kronos Worldwide, Inc.                            525            -
                                                               ---------        --------

                                                               $ 135,215        $ 58,404
                                                               =========        ========


                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                                           (In thousands)
 Minority interest in net earnings:
   Kronos Worldwide, Inc.                                    $  -             $  1,602         $145,837
   CompX International, Inc.                                     299             1,814            2,993
   NL Environmental Management Services, Inc.                  1,209               370              747
   Subsidiary of Kronos Worldwide, Inc.                           55                72               19
                                                             -------          --------          -------

                                                             $ 1,563           $ 3,858         $149,596

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

Note 14 - Stockholders' equity:

                                                              Shares of common stock
                                                      -----------------------------------------
                                                      Issued         Treasury       Outstanding
                                                      ------         --------       -----------
                                                                  (In thousands)


 Balance at December 31, 2001                         66,845          (17,808)        49,037

 Treasury shares acquired                               -              (1,384)        (1,384)
 Treasury shares reissued                               -                  37             37
                                                     -------          -------        -------

 Balance at December 31, 2002                         66,845          (19,155)        47,690

 Treasury shares reissued                               -                 101            101
                                                     -------          -------        -------

 Balance at December 31, 2003                         66,845          (19,054)        47,791

 Treasury shares reissued                                                 598            598
 Treasury shares retired                             (18,456)          18,456              -
 Common stock issued                                      51             -                51
                                                     -------          -------        -------

 Balance at December 31, 2004                         48,440             -            48,440
                                                     =======          =======        =======


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



                                                                             Amount        Weighted-     Weighted-
                                                           Exercise         payable         average     average fair
                                                           price per          upon         exercise      value  at
                                                Shares       share          exercise         price          grant
                                               --------   ----------       ----------     ----------    ------------
                                                               (In thousands, except per share amounts)

 Outstanding at December 31, 2001                2,014   $ 5.00-21.97      $  32,960     $ 16.36

 Granted                                            12    13.81-13.81             166      13.81          $  5.71
 Exercised                                        (545)    5.00-15.75          (7,444)     13.65
 Canceled                                         (220)   11.88-21.97          (3,623)     16.43
                                               -------   ------------      ----------

 Outstanding at December 31, 2002                1,261     8.69-21.97          22,059      17.50

 Exercised                                         (95)   11.28-15.19          (1,271)     13.43
 Canceled                                          (26)    9.34-20.11            (391)     15.00
 Adjusted for Kronos common stock                              -
    distribution                                   -                           (9,885)      8.63
                                               -------   ------------      ----------

 Outstanding at December 31, 2003                1,140     0.06-13.34          10,512       9.22

 Exercised                                        (643)    0.06-13.34          (6,073)      9.44
 Canceled                                         (252)    3.56-13.34          (2,038)      8.10
                                               -------   ------------      ----------

 Outstanding at December 31, 2004                  245   $ 2.66-13.34      $    2,401     $ 9.80
                                               =======   ============      ==========


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

     The following table summarizes the Company's stock options outstanding and exercisable as of December 31, 2004 by price range.

                          Options outstanding                                       Options exercisable
--------------------------------------------------------------------------    ------------------------------
                                                Weighted-
                                                 average         Weighted-                        Weighted-
                               Outstanding      remaining         average       Exercisable        Average
            Range of               at          contractual       exercise           at            Exercise
        exercise prices         12/31/04          life             price         12/31/04           price
   -----------------------     -----------     -----------      ----------      -----------      -----------

   $  2.66     -   $  3.25         8,550           4.1           $   2.74          8,550         $   2.74
   $  5.19     -   $  5.81        66,350           4.7           $   5.60         31,550         $   5.58
   $  9.34     -   $ 13.34       170,200           5.3           $  11.79         89,400         $  12.06
                                --------                                        --------

                                 245,100           5.1           $   9.80        129,500         $   9.86
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

Note 15 - Income taxes:


                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)
                                                                           (In millions)
 Pre-tax income (loss):
   U.S.                                                      $ (19.3)         $  (15.5)         $  23.8
   Non-U.S.                                                     73.3              88.9             45.4
                                                             -------          --------          -------

                                                             $  54.0          $   73.4          $  69.2
                                                             =======          ========          =======

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%                   $  18.9            $ 25.7          $  24.2
 Non-U.S. tax rates                                             (7.1)             (1.2)             (.5)
 Incremental U.S. tax and rate differences
  on equity in earnings                                          1.6              42.3             29.1
 Change in deferred income tax valuation allowance, net
                                                                (3.4)             (7.2)          (308.4)
 Nondeductible expenses                                          3.4               3.4              2.3
 Change in Belgian income tax law                               (2.3)              -                 -
 U.S. state income taxes, net                                    -                  .1               .1
 Refund of prior year German income taxes                        -               (38.0)            (3.0)
 Excess of book basis over tax basis of Kronos
  common stock sold or distributed                               -                30.3             21.2
 Tax contingency reserve adjustment, net                         1.1              30.5            (13.4)
 Other, net                                                      1.1               2.0              8.7
                                                             -------          --------          -------

                                                             $  13.3            $ 87.9          $(239.7)
                                                             =======          ========          =======





                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)
                                                                           (In millions)
 Components of income tax expense (benefit):
   Currently payable (refundable):
     U.S. federal and state                                  $   1.6          $   30.0          $  13.6
     Non-U.S.                                                   12.8             (34.0)            11.8
                                                             -------          --------          -------
                                                                14.4              (4.0)            25.4
                                                             -------          --------          -------
   Deferred income taxes (benefit):
     U.S. federal and state                                     (6.2)             54.3              8.2
     Non-U.S.                                                    5.1              37.6           (273.3)
                                                             -------          --------          -------
                                                                (1.1)             91.9           (265.1)
                                                             -------          --------          -------

                                                             $  13.3          $   87.9          $(239.7)
                                                             =======          ========          =======






                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                            (Restated)       (Restated)       (Restated)
                                                                           (In millions)
 Comprehensive provision for
  income taxes (benefit) allocable to:
   Income from continuing operations                         $  13.3          $   87.9          $(239.7)
   Discontinued operations                                      (0.3)             (2.6)            (4.6)
   Retained earnings                                             -                22.5              8.2
   Additional paid-in capital                                   (0.2)               -              52.4
   Other comprehensive income:
     Marketable securities                                      (1.3)              9.4              1.9
     Pension liabilities                                        (6.8)            (12.2)             1.0
     Currency translation                                       (0.1)              0.1             (7.2)
                                                             -------          --------          -------

                                                             $   4.6          $  105.1          $(188.0)
                                                             =======          ========          =======


     The components of the net deferred tax liability at December 31, 2003 and 2004, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2003.

                                                                                  December 31,

                                                             ----------------------------------------------------
                                                                       2003                         2004
                                                             ----------------------      ------------------------
                                                                    (Restated)                   (Restated)
                                                             Assets     Liabilities      Assets      Liabilities
                                                             ------     -----------      ------      -----------
                                                                                (In millions)
 Tax effect of temporary differences
  related to:
   Inventories                                              $   1.9       $  (4.1)         $  -       $  -
   Marketable securities                                       -               -              -         (12.4)
   Property and equipment                                      46.0         (73.3)            -          (9.5)
   Accrued OPEB costs                                           9.8            -              4.8        -
   Accrued (prepaid) pension cost                              25.1         (37.7)            3.2        -
   Accrued environmental liabilities and
    other deductible differences                               28.8            -             24.8        -
   Other accrued liabilities and deductible
    differences                                                 7.2                           4.3        -
   Other taxable differences                                   -           (179.8)            -         (71.4)
   Investments in subsidiaries and
    affiliates                                                 -            (39.5)            4.5       (70.0)
 Tax on unremitted earnings of non-U.S. subsidiaries           -             (4.3)            -          -
 Tax loss and tax credit carryforwards                        163.9            -              8.6        -
 Valuation allowance                                         (193.8)           -               _         -
                                                            -------       -------          ------     -------
   Adjusted gross deferred tax assets
    (liabilities)                                              88.9        (338.7)           50.2      (163.3)
 Netting of items by tax jurisdiction                         (69.1)         69.1           (36.1)       36.1
                                                            -------       -------          ------     -------
                                                               19.8        (269.6)           14.1      (127.2)
 Less net current deferred tax asset
  (liability)                                                  12.7          (3.9)           13.6       (23.8)
                                                            -------       -------          ------     -------

   Net noncurrent deferred tax asset
    (liability)                                             $   7.1       $(265.7)         $   .5     $(103.4)
                                                            =======       =======          ======     =======




                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                                                              (Restated)
                                                                           (In millions)

Decrease (increase) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria               $  (3.4)         $   (7.2)         $ 308.4
  Foreign currency translation                                  21.6              28.2              3.2
  Deconsolidation of Kronos                                       -                 -               3.2
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                                          12.6             (12.5)          (121.0)
                                                             -------          --------          -------

                                                             $  30.8          $    8.5          $ 193.8
                                                             =======          ========          =======

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



                                                                  Years ended December 31,
                                                                 -------------------------
                                                                   2003              2004
                                                                   ----              ----
                                                                       (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year                 $ 302,377         $377,634
   Service cost                                                     5,347            3,379
   Interest cost                                                   18,225           11,655
   Participant contributions                                        1,357              716
   Plan amendments                                                  3,200                -
   Actuarial losses                                                25,437            2,832
   Change in foreign currency exchange rates                       43,514           15,739
   Benefits paid                                                  (21,823)         (12,118)
   Adjustment to cease consolidation of Kronos                       -            (347,413)
                                                                ---------        ---------

       Benefit obligations at end of the year                   $ 377,634        $  52,424
                                                                =========        =========

 Change in plan assets:
   Fair value of plan assets at beginning of the year           $ 226,761         $241,235
   Actual return on plan assets                                    (6,391)          17,644
   Employer contributions                                          14,082            9,106
   Participant contributions                                        1,357              716
   Change in foreign currency exchange rates                       27,249           10,198
   Benefits paid                                                  (21,823)         (12,118)
   Adjustment to cease consolidation of Kronos                       -            (222,880)
                                                                ---------        ---------

       Fair value of plan assets at end of year                 $ 241,235        $  43,901
                                                                =========        =========

 Funded status at end of the year:
   Plan assets less than PBO                                    $(136,399)       $  (8,523)
   Unrecognized actuarial losses                                  131,172           10,668
   Unrecognized prior service cost                                  8,566                -
   Unrecognized net transition obligations                          5,079             (141)
                                                                ---------        ---------

                                                                $   8,418        $   2,004
                                                                =========        =========

 Amounts recognized in the balance sheet:
   Unrecognized net pension obligations                         $  13,747           $    -
   Accrued pension costs:
     Current                                                       (8,366)               -
     Noncurrent                                                   (81,180)          (8,352)
   Accumulated other comprehensive loss                            84,217           10,356
                                                                ---------        ---------

                                                                $   8,418        $   2,004
                                                                =========        =========



                                                                      Years ended December 31,
                                                               --------------------------------------
                                                               2002             2003             2004
                                                               ----             ----             ----
                                                                          (In thousands)

 Net periodic pension cost:
   Service cost benefits                                     $  4,538         $  5,347         $ 3,379
   Interest cost on PBO                                        16,510           18,225          11,655
   Expected return on plan assets                             (16,099)         (17,580)        (11,181)
   Amortization of prior service cost                             307              354             285
   Amortization of net transition obligations                     515              733             262
   Recognized actuarial losses                                  1,223            1,800           2,389
                                                             --------         --------         -------

                                                             $  6,994         $  8,879         $ 6,789
                                                             ========         ========         =======

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2003 and 2004 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.



                                                                         December 31,
                                                                   ----------------------
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

                                                                    December 31,
                                                       ---------------------------------------
                                                       2002             2003              2004
                                                       ----             ----              ----

Discount rate                                          6.2%             5.9%              5.9%
Increase in future compensation levels                 2.8%             2.6%         not applicable
Long-term return on plan assets                        7.5%             7.2%             10.0%

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

                                                                         December 31,
                                                                   ----------------------
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

     The Company expects future benefits paid from all defined benefit pension plans are as follows:

                                                          Amount
 Years ending December 31,                            --------------
 -------------------------                            (In thousands)

     2005                                               $  2,923
     2006                                                  2,878
     2007                                                  2,873
     2008                                                  2,905
     2009                                                  2,929
     2010 to 2014                                         15,967


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

                                                                   Years ended December 31,
                                                                   ----------------------
                                                                   2003              2004
                                                                   ----              ----
                                                                       (In thousands)

 Change in projected OPEB obligations:
   Obligations at beginning of the year                          $  32,899        $  33,429
   Service cost                                                        152              116
   Interest cost                                                     2,063            1,386
   Plan amendments                                                    -              (1,385)
   Actuarial losses (gain)                                           1,355           (2,759)
   Change in foreign currency exchange rates                           772              206
   Benefits paid                                                    (3,812)          (3,500)
   Adjustment to cease consolidation of Kronos                        -             (11,590)
                                                                 ---------        ---------

   Obligations at end of the year                                $  33,429        $  15,903
                                                                 =========        =========

 Change in plan assets:
   Employer contributions                                        $   3,812        $   3,500
   Benefits paid                                                    (3,812)          (3,500)
                                                                 ---------        ---------

   Fair value of plan assets at end of the year                  $    -           $    -
                                                                 =========        =========

 Funded status at end of the year:
   Plan assets less than benefit obligations                     $ (33,429)       $ (15,903)
   Unrecognized net actuarial losses                                 6,854            3,284
   Unrecognized prior service credit                                (1,633)            (968)
                                                                 ---------        ---------

                                                                 $ (28,208)       $ (13,587)
                                                                 =========        =========

 Accrued OPEB costs recognized in the balance sheet:
   Current                                                       $   4,797        $   3,015
   Noncurrent                                                       23,411           10,572
                                                                 ---------        ---------

                                                                 $  28,208        $  13,587
                                                                 =========        =========





                                                               Years ended December 31,
                                                       ---------------------------------------
                                                       2002             2003              2004
                                                       ----             ----              ----
                                                                   (In thousands)

 Net periodic OPEB cost:
   Service cost                                      $   103          $   152            $  116
   Interest cost                                       2,028            2,063             1,386
   Expected return on plan assets                         (3)               -                 -
   Amortization of prior service credit               (2,075)          (2,075)             (540)
   Recognized actuarial losses                            27              189               132
                                                     -------          -------            ------

                                                     $    80          $   329            $1,094
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

     Receivables from and payables to affiliates are summarized in the table below.


                                                                         December 31,
                                                                   ----------------------
                                                                   2003              2004
                                                                   ----              ----
                                                                       (In thousands)

 Current receivables from affiliates:
   Income taxes refundable from Valhi                            $     306        $  1,681
   TIMET                                                                50            -
   Other                                                                 5            -
                                                                 ---------        ---------

                                                                 $     361        $  1,681
                                                                 =========        ========

 Noncurrent receivable from affiliate -
   loan to Contran family trust                                  $  14,000        $ 10,000
                                                                 =========        ========

 Current payables to affiliates:
   Louisiana Pigment Company                                     $   8,560        $   -
   Income taxes payable to Valhi                                   129,846              86
   Kronos                                                             -                 16
   Tremont                                                             445             289
   Other                                                                20            -
                                                                 ---------        ---------

                                                                 $ 138,871        $    391
                                                                 =========        ========


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

Note 18 - Other income; noncompete agreement income and litigation settlement gains:

     Other income for the years ended December 31, 2002, 2003 and 2004 is summarized below:

                                                        Years ended December 31,
                                                ---------------------------------------
                                                2002             2003              2004
                                                ----             ----              ----
                                                            (In thousands)

   Contract dispute settlement                 $  -            $  -             $ 6,289
   Other                                          377             436               664
                                               ------          ------           -------

                                               $  377          $  436           $ 6,953
                                               ======          ======           =======

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

                                                        Years ended December 31,
                                                ---------------------------------------
                                                2002             2003              2004
                                                ----             ----              ----
                                                            (In thousands)

 Balance at the beginning of the year         $100,748         $ 91,506          $ 77,481
 Additions charged to expense                    9,388           26,211             1,602
 Payments                                      (18,630)         (40,236)          (11,266)
                                              --------         --------           -------

 Balance at the end of the year               $ 91,506         $ 77,481          $ 67,817
                                              ========         ========          ========

 Amounts recognized in the balance sheet:
   Current liability                                           $ 19,627          $ 16,570
   Noncurrent liability                                          57,854            51,247
                                                               --------          --------

                                                               $ 77,481          $ 67,817
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


     Other litigation. The Company has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly owned operations containing asbestos, silica and/or mixed dust. Approximately 500 of these cases involving a total of approximately 22,000 plaintiffs and their spouses remain pending, down from cases involving approximately 32,000 plaintiffs from one year ago. Of these plaintiffs, approximately 4,700 are represented by five cases pending in Mississippi state courts, and approximately 5,000 are represented by three cases that have been removed to federal court in Mississippi where they have been, or are in the process of being transferred to the multi-district litigation (MDL) pending in the United States District Court for the Eastern District of Pennsylvania. The Company has not accrued any amounts for this litigation because liability that might result to the Company, if any, cannot be reasonably estimated. To date, NL has not been adjudicated liable in any of these matters. Based on information available to NL, including facts concerning its historical operations, the rate of new claims, the number of claims from which NL has been dismissed and NL's prior experience in the defense of these matters, NL believes that the range of reasonably possible outcomes of these matters will be consistent with NL's historical costs with respect to these matters (which are not material), and no reasonably possible outcome is expected to involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, the Company has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of the Company, including notices provided to insurers with which the Company has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from the Company.


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


     Income taxes. The Company and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, the Company, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. Valhi has agreed, however, to indemnify the Company for any liability for income taxes of the Contran Tax Group in excess of the Company's tax liability previously computed and paid by NL in accordance with the tax allocation policy. In this regard, in the event all or a portion of the $227 million income tax liability related to the shares of Kronos transferred or distributed by NL to Valhi and Tremont becomes payable by Contran to the applicable tax authority (See Note 2), NL and every other member of the Contran Tax Group would be jointly and severally liable for such income tax in the event Contran did not pay such tax to the applicable tax authority. However, in this event, the Company would also have the benefit of Valhi's indemnification, as described above.


Note 20 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.



                                                                     December 31,                 December 31,
                                                                         2003                         2004
                                                              ---------------------------  ---------------------------
                                                                                             Carrying
                                                                 Carrying      Fair           Amount         Fair
                                                                 Amount        Value       (Restated)       Value
                                                              ------------- -------------  ---------------------------
                                                                                   (In millions)
Cash, cash equivalents, current and noncurrent restricted
   cash equivalents and current and noncurrent restricted
   marketable debt securities                                    $ 121.6       $ 121.6       $ 120.3      $  120.3
Marketable equity securities - classified as
   available-for-sale                                            $  70.5       $  70.5       $  75.8      $   75.8

Notes payable and long-term debt:
  Fixed rate with market quotes-
    8.875% Senior Secured Notes                                  $ 356.1       $ 356.1       $    -        $    -
  Other fixed rate debt                                               .6            .6            -             -
  Variable rate debt                                                26.0          26.0            -             -

Minority interest in Kronos common stock                         $  77.8       $ 530.2       $    -        $    -
Minority interest in CompX common stock                             48.4          30.4          49.2           79.4

Common stockholders' equity (1)                                  $ 127.5       $ 559.2       $ 233.6       $1,070.5


(1) The carrying amount of common stockholders' equity as of December 31, 2004 and 2005 has been restated. See Note 1.

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

Note 22 - Quarterly results of operations (unaudited):


                                                                             Quarter ended
                                                      ----------------------------------------------------------
                                                       March 31         June 30        Sept. 30         Dec. 31
                                                      ---------       ----------      ----------       ---------
                                                      (Restated)      (Restated)      (Restated)       (Restated)
                                                                 (In millions, except per share data)

 Year ended December 31, 2003
   Net sales                                            $295.3       $ 308.5            $287.0           $291.3
   Cost of sales                                         222.8         232.2             213.3            213.8

   Income (loss) from continuing operations (2)         $ 10.2       $  29.5            $ 15.4           $(73.5)
   Discontinued operations (2)                             (.4)          (.5)             (1.6)             (.3)
                                                        ------       -------            ------           ------
          Net income (loss) (2)                         $  9.8       $  29.0            $ 13.8           $(73.8)
                                                        ======       =======            ======           ======

     Diluted earnings (loss) per
      common share                                      $  .20       $   .61            $  .29           $(1.54)

 Year ended December 31, 2004
   Net sales                                            $306.8       $ 342.0            $ 46.3           $ 46.6
   Cost of sales                                         237.4         262.8              35.9             36.4

   Income from continuing operations (1)                $  5.5       $ 146.4            $  6.8           $   .7
   Discontinued operations (2)                              -             .2                .2              3.1
                                                        ------       -------            ------           ------

   Net income (1), (2)                                  $  5.5       $ 146.6            $  7.0           $  3.8
                                                        ======       =======            ======           ======

     Diluted earnings per common share (1), (2)
                                                        $  .11       $  3.03            $  .14           $  .07



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


(2) Income (loss) from continuing operations and net income (loss) and net income (loss) per share for the third and fourth quarters of 2003 and all quarters in 2004 have been restated. Income (loss) from continuing operations and net income (loss), and the related per diluted share amounts, as presented above, differs from amounts previously reported by ($2.5 million) ($.05 per share) in the quarter ended September 30, 2003 and by ($83.2 million) ($1.70 per share) in the quarter ended December 31, 2003. Income from discontinued operations have been restated for the fourth quarter of 2004. See Note 1.


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

                                                        Years ended December 31,
                                                ---------------------------------------
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

                                                                 December 31,
                                                             -------------------
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







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of NL Industries, Inc.:


     Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005, except for the Original Restatement discussed in Note 1 to the consolidated financial statements and the matter related to the Original Restatement discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which date is May 31, 2005, and except for the Current Restatement discussed in Note 1 to the consolidated financial statements and the matter related to the Current Restatement discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which date is December 23, 2005, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








                                                     PricewaterhouseCoopers LLP




Dallas, Texas March 30, 2005, except for the Original  Restatement  discussed in
Note 1 to the consolidated financial statements and the matter related to the Original Restatement discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which date is May 31, 2005, and except for the Current Restatement discussed in Note 1 to the consolidated financial statements and the matter related to the Current Restatement discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which date is December 23, 2005










                      NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2003 and 2004

                                 (In thousands)


                                                                      2003              2004
                                                                  ------------      -----------
                                                                   (Restated)        (Restated)

 Current assets:
   Cash and cash equivalents                                      $    2,428        $  45,029
   Restricted cash equivalents                                        14,725            3,131
   Restricted marketable debt securities                               6,147            6,713
   Accounts and notes receivable                                         536              478
   Receivable from subsidiaries                                          932            2,001
   Prepaid expenses                                                      709              151
   Deferred income taxes                                               7,745           12,435
                                                                  ----------        ---------

       Total current assets                                           33,222           69,938
                                                                  ----------        ---------

 Other assets:
   Marketable securities                                              52,741           56,707
   Restricted marketable debt securities                               4,284            3,848
   Investment in subsidiaries                                        187,102          119,278
   Investment in Kronos Worldwide, Inc.                                    -          175,578
   Note receivable from Kronos Worldwide, Inc.                       200,000                -
   Other                                                                 331              301
   Property and equipment, net                                           647              646

       Total other assets                                            445,105          356,358
                                                                  ----------        ---------

                                                                  $  478,327        $ 426,296
                                                                  ==========        =========

 Current liabilities:
   Payable to affiliates                                          $  131,763        $   1,644
   Accounts payable and accrued liabilities                           14,375           11,140
   Income taxes                                                          372            1,050
   Accrued environmental costs                                        13,745           11,216
   Deferred taxes                                                       -              23,842
                                                                  ----------        ---------

       Total current liabilities                                     160,255           48,892
                                                                  ----------        ---------

 Noncurrent liabilities:
   Notes payable to affiliates                                        22,320                -
   Deferred income tax                                               111,726           98,157
   Accrued environmental costs                                        26,510           23,050
   Accrued pension cost                                               13,019            7,968
   Accrued postretirement benefits cost                               12,235           10,572
   Other                                                               4,727            4,028
                                                                  ----------        ---------

       Total noncurrent liabilities                                  190,537          143,775
                                                                  ----------        ---------

 Stockholders' equity                                                127,535          233,629
                                                                  ----------        ---------

                                                                  $  478,327        $ 426,296
                                                                  ==========        =========


 Contingencies (Note 3)





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Operations

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                                     2002            2003            2004
                                                                     ----            ----            ----
                                                                  (Restated)      (Restated)      (Restated)

 Revenues and other income (expense):
     Equity in income from continuing operations of
        subsidiaries                                               $ 69,557        $ 92,192        $169,966
   Interest and dividends                                             2,494           1,858           1,420
   Interest income from subsidiaries                                 12,165           1,184          13,649
   Securities transactions, net                                        (105)          2,737           2,113
   Litigation settlements gains, net                                  5,225             823             552
   Disposition of property & equipment                                    1          10,325              99
   Other income, net                                                  4,080             414             223
                                                                   --------        --------        --------

                                                                     93,417         109,533         188,022
                                                                   --------        --------        --------

 Costs and expenses:
   General and administrative                                        35,431          54,154          17,984
   Interest                                                          34,217             909             409
                                                                   --------        --------        --------

                                                                     69,648          55,063          18,393
                                                                   --------        --------        --------

   Income before income taxes                                        23,769          54,470         169,629

 Provision for income taxes (benefit)                               (15,383)         72,777          10,368
                                                                   --------        --------        --------

   Income (loss) from continuing operations                          39,152         (18,307)        159,261

 Discontinued operations                                               (206)         (2,874)          3,552
                                                                   --------        --------        --------

 Net income (loss)                                                 $ 38,946        $(21,181)       $162,813
                                                                   ========        ========        ========








                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                                     2002            2003            2004
                                                                     ----            ----            ----
                                                                  (Restated)      (Restated)      (Restated)

 Cash flows from operating activities:
     Net income (loss)                                             $ 38,946        $(21,181)       $162,813
     Distributions from Kronos                                      111,000           7,000          23,168
     Distributions from CompX                                          -               -              1,297
     Noncash interest expense (income), net                          15,704            (869)           -
     Deferred income taxes                                          (10,754)         53,220          (3,621)
     Equity in earnings of subsidiaries and investments:
         Continuing operations                                      (69,557)        (92,192)       (169,966)
         Discontinued operations                                        206           2,874             684
     Securities transactions                                            105          (2,737)         (2,113)
     Other, net                                                      (1,899)        (11,304)         (1,203)
   Net change in assets and liabilities                               4,419          45,244          (3,967)
                                                                   --------        --------        --------

        Net cash provided (used) by operating activities
                                                                     88,170         (19,945)          7,092
                                                                   --------        --------        --------

 Cash flows from investing activities:
     Capital expenditures                                                (2)           -               -
     Repayment of loans by affiliates                               194,000            -             31,423
     Change in restricted cash equivalents and restricted
        marketable debt securities, net                              16,622          42,744          14,460
     Proceeds from disposition of property and equipment                  9          12,420               -
     Proceeds from sales of securities                                 -               -              2,745
                                                                   --------        --------        --------

        Net cash provided by investing activities                   210,629          55,164          48,628
                                                                   --------        --------        --------

 Cash flows from financing activities:
   Indebtedness - principal payments                               (194,000)              -               -
   Loans from affiliates, net                                        64,600           2,620         (22,320)
   Dividends paid                                                  (157,978)        (38,183)              -
   Common stock issued                                                    -               -             915
   Treasury stock:
     Purchased                                                      (21,254)              -               -
     Reissued                                                           454           1,738           8,286
                                                                   --------        --------        --------

        Net cash used by financing activities                      (308,178)        (33,825)        (13,119)
                                                                   --------        --------        --------

 Net change during the year from operating investing and
     financing activities                                            (9,379)          1,394          42,601
 Balance at beginning of year                                        10,413           1,034           2,428
                                                                   --------        --------        --------

 Balance at end of year                                            $  1,034        $  2,428        $ 45,029
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

Note 2 - Investment in and advances to subsidiaries:


                                                                      December 31,
                                                                -----------------------
                                                                  2003            2004
                                                                  ----            ----
                                                               (Restated)      (Restated)
                                                                     (In thousands)
 Current:
     Receivable from:
        Kronos                                                 $     384       $   -
        EWI - income taxes                                            89            130
        Valhi - income taxes                                           -          1,381
        153506 Canada                                                405            410
        TIMET                                                         50              -
        CompX - income taxes                                           -             52
        Other                                                          4             28
                                                                --------       --------

                                                                $    932       $  2,001
                                                                ========       ========
     Payable to:
        Kronos - income taxes                                   $  1,209          $   -
        CompX - income taxes                                           -          1,253
        Valhi - income taxes                                     129,846             86
        Tremont                                                      445            288
        EMS                                                          217              -
        Other                                                         46             17
                                                                --------       --------

                                                                $131,763       $  1,644
                                                                ========       ========

 Noncurrent:
     Notes receivable from Kronos                               $200,000       $   -
                                                                ========       ========

     Notes payable to EMS Financial                             $ 22,320       $   -
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

                                                       December 31,
                                                 -----------------------
                                                   2003            2004
                                                   ----            ----
                                                      (In thousands)

Investment in:
    Kronos                                      $   81,588       $    -
    CompX                                           82,275          90,045
    Other subsidiaries                              23,239          29,233
                                                ----------       ---------

                                                $  187,102       $ 119,278
                                                ==========       =========

                                                                                Years ended December 31,
                                                                          ------------------------------------
                                                                          2002            2003            2004
                                                                          ----            ----            ----
                                                                                     (In thousands)

Equity in income from continuing operations
  of subsidiaries and affiliates:
    Kronos                                                             $  66,264        $ 86,642        $158,373
    CompX                                                                    646           3,747           6,039
    Other subsidiaries                                                     2,647           1,803           5,554
                                                                       ---------        --------        --------

                                                                       $  69,557        $ 92,192        $169,966
                                                                       =========        ========        ========

Note 3 - Long-term debt:

     The Company's $194 million of 11.75% Senior Secured Notes at December 31, 2001 were redeemed at par value in 2002.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                          Additions
                                          Balance at      charged to                                                   Balance
                                          beginning       costs and         Net         Currency                       at end
            Description                    of year         expenses      deductions     translation     Other(1)       of year
------------------------------------     ------------    ------------   -----------     ------------   ----------     ---------

 Year ended December 31, 2002:
   Allowance for doubtful accounts          $ 3,199        $   939        $(1,074)      $   353         $   -          $ 3,417
                                            =======        =======        =======       =======         =======        =======

     Accrual for planned major
       maintenance activities               $ 3,389        $ 3,848        $(3,746)      $   495         $   -          $ 3,986
                                            =======        =======        =======       =======         =======        =======

   Amortization of intangibles              $ 1,010        $   612        $  -          $    (1)        $   -          $ 1,621
                                            =======        =======        =======       =======         =======        =======

 Year ended December 31, 2003:
   Allowance for doubtful accounts          $ 3,417        $   624        $  (537)      $   491         $   -          $ 3,995
                                            =======        =======        =======       =======         =======        =======

     Accrual for planned major
       maintenance activities               $ 3,986        $ 5,337        $(3,896)      $   900         $   -          $ 6,327
                                            =======        =======        =======       =======         =======        =======

   Amortization of intangibles              $ 1,621        $   605        $  -          $    19         $   -          $ 2,245
                                            =======        =======        =======       =======         =======        =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts          $ 3,995       $   188         $  (324)      $    (2)        $(2,849)       $ 1,008
                                            =======        =======        =======       =======         =======        =======

     Accrual for planned major
       maintenance activities               $ 6,327        $ 5,311        $(4,993)      $  (156)        $(6,489)       $  -
                                            =======        =======        =======       =======         =======        =======

   Amortization of intangibles              $ 2,245       $   603         $  -          $    14         $   -          $ 2,862
                                            =======        =======        =======       =======         =======        =======



Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.

(1) Effective July 1, 2004 NL commenced accounting for its investment in Kronos Worldwide, Inc. using the equity method and ceased consolidation of Kronos' operations at that time.