Form 10-Q/A
period 2005-03-31
NL INDUSTRIES INC
filed 2005-12-23
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2005           Commission file number 1-640
                      ----------------                                 -------




                               NL INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           New Jersey                                           13-5267260
-------------------------------                            -------------------
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





Explanatory Note Regarding Amendment No. 1


     The Registrant hereby files this Report on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission ("SEC") on May 10, 2005 ("Original Form 10-Q"). As discussed in Note 1 to the Consolidated Financial Statements, on December 21, 2005, the Registrant and its audit committee concluded that the Registrant would file this Form 10-Q/A to restate the Registrant's consolidated balance sheet as of December 31, 2004 and March 31, 2005, and the Registrant's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended March 31, 2004 and 2005, in each case as contained in the Original Form 10-Q.

     As previously disclosed, prior to December 2003 Kronos Worldwide, Inc. was a wholly-owned subsidiary of the Company. In December 2003, the Registrant completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to its shareholders, and during 2004 the Registrant paid each of its four $.20 per share regular quarterly dividends in the form of shares of Kronos common stock. Consequently, effective in July 2004 the Registrant's ownership of Kronos was reduced to less than 50%, and the Registrant commenced to account for its interest in Kronos by the equity method.

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

     Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:
o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $413,000, or nil per diluted share, in the first quarter of 2004, and by $1.3 million, or $.03 per diluted share, in the first quarter of 2005;
o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation was misstated by an aggregate of $82,000 in the first quarter of 2004 and by $4,000 in the first quarter of 2005;
o its provision for income taxes accounted for as a direct reduction to stockholders' equity was misstated by $913,000 in the first quarter of 2005; and
o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $58.1 million as of December 31, 2004 in each case as they related to the appropriate provision for income taxes and related items (including a $174.5 million increase to stockholders' equity in 2004 resulting from the settlement of a $227 million income tax liability by using 5.5 million shares of Kronos common stock with an aggregate $52.5 million carrying amount) which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to the following items:
o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., which investment the Registrant accounts for by the equity method, giving consideration to NL's investment in Kronos on a pure stand-alone separate company basis without regard to tax group membership with other affiliated companies;
o Current and deferred income taxes related to the Registrant's distributions or transfer of shares of Kronos common stock to its stockholders (including entities under common control); and
o    Current and deferred income tax provisions related to other items.

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

     The guidance set forth in Auditing Standards No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this amendment, the Registrant has concluded that a material weakness existed at March 31, 2005 that precludes the Registrant from concluding that its internal control over financial reporting was effective as of such date. Therefore, the Company's previous conclusion that it maintained effective internal control over financial reporting as of March 31, 2005, as set forth in the Original Form 10-Q, has been restated. See Item 4 - "Controls and Procedures."

     For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as amended hereby, in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of the Original Form 10-Q, in each case solely as a result of and to reflect the corrections discussed above, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events. In addition, pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 have been updated to contain currently-dated certifications of the Registrant's Chief Executive Officer and Chief Financial Officer.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
                                                                        number

Part I.       FINANCIAL INFORMATION


  Item 1.     Financial Statements

              Consolidated Balance Sheets -
               December 31, 2004 (Restated); March 31, 2005
               (Unaudited and Restated)                                     5

              Consolidated Statements of Income -
               Three months ended March 31, 2004 and 2005
               (Unaudited and Restated)                                     7

              Consolidated Statements of Comprehensive Income (Loss) -
               Three months ended March 31, 2004 and 2005
               (Unaudited and Restated)                                     8

              Consolidated Statement of Stockholders' Equity -
               Three months ended March 31, 2005
               (Unaudited and Restated)                                     9

              Consolidated Statements of Cash Flows -
               Three months ended March 31, 2004 and 2005
               (Unaudited and Restated)                                    10

              Notes to Consolidated Financial Statements (Unaudited)       12

  Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         29

  Item 4.     Controls and Procedures                                      42

Part II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                            45

  Item 6.     Exhibits                                                     45







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



               ASSETS                                             December 31,         March 31,
                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)         (Unaudited)
                                                                                       (Restated)
 Current assets:
   Cash and cash equivalents                                      $   99,185          $  127,426
   Restricted cash and cash equivalents                                7,810               5,128
   Restricted marketable debt securities                               9,446               9,916
   Accounts and other receivables                                     24,302              24,063
   Refundable income taxes                                                32                 222
   Receivable from affiliates                                          1,681               1,037
   Inventories                                                        28,781              20,838
   Prepaid expenses                                                    1,332                 881
   Deferred income taxes                                              13,604               4,065
                                                                  ----------          ----------

       Total current assets                                          186,173             193,576
                                                                  ----------          ----------

 Other assets:
   Marketable equity securities                                       75,793              92,568
   Restricted marketable debt securities                               3,848               2,441
   Investment in Kronos Worldwide, Inc.                              175,578             172,664
   Receivable from affiliate                                          10,000              10,000
   Deferred income taxes                                                 545                   -
   Goodwill                                                           20,772              19,387
   Other                                                               3,715               7,735
                                                                  ----------          ----------

       Total other assets                                            290,251             304,795
                                                                  ----------          ----------

 Property and equipment:
   Land                                                                5,356               8,810
   Buildings                                                          26,877              27,076
   Equipment                                                         127,044             104,529
   Construction in progress                                            2,431               3,841
                                                                  ----------          ----------
                                                                     161,708             144,256
   Less accumulated depreciation and amortization                     86,490              74,626
                                                                  ----------          ----------

       Net property and equipment                                     75,218              69,630
                                                                  ----------          ----------

                                                                  $  551,642          $  568,001
                                                                  ==========          ==========











                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)




    LIABILITIES AND STOCKHOLDERS' EQUITY                          December 31,         March 31,
                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)         (Unaudited)
                                                                                       (Restated)
 Current liabilities:
   Current maturities of long-term debt                           $       42          $       42
   Accounts payable                                                   14,649              11,257
   Accrued liabilities                                                23,134              18,994
   Accrued environmental costs                                        16,570              18,144
   Payable to affiliates                                                 391               4,358
   Income taxes                                                        3,661               1,982
   Deferred income taxes                                              23,842              24,392
                                                                  ----------          ----------

       Total current liabilities                                      82,289              79,169
                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                         85                  75
   Accrued pension costs                                               7,968               7,573
   Accrued postretirement benefits costs                              10,572              10,283
   Accrued environmental costs                                        51,247              48,698
   Deferred income taxes                                             103,420             102,380
   Other                                                               4,028               4,010
                                                                  ----------          ----------

       Total noncurrent liabilities                                  177,320             173,019
                                                                  ----------          ----------

 Minority interest                                                    58,404              58,829
                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                        6,054               6,068
   Additional paid-in capital                                        369,728             372,127
   Retained earnings                                                    -                  8,829
   Accumulated other comprehensive income (loss):
     Marketable securities                                            26,783              37,588
     Currency translation                                           (135,729)           (134,421)
     Pension liabilities                                             (33,207)            (33,207)
                                                                  ----------          ----------

       Total stockholders' equity                                    233,629             256,984
                                                                  ----------          ----------

                                                                  $  551,642          $  568,001
                                                                  ==========          ==========




Commitments and contingencies (Notes 10 and 12)



          See accompanying notes to consolidated financial statements.







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2004 and 2005

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)          (Restated)


Net sales                                                         $  306,843          $   46,843
Cost of sales                                                        237,407              36,560
                                                                  ----------          ----------

    Gross margin                                                      69,436              10,283

Selling, general and administrative expense                           41,310               6,122
Other operating income (expense):
  Currency transaction gains (losses), net                               398                 (54)
  Disposition of property and equipment                                  (23)                 (4)
  Other income                                                            86                 265
  Corporate expense                                                   (6,708)             (5,837)
                                                                  ----------          ----------

    Income (loss) from operations                                     21,879              (1,469)

Equity in earnings of Kronos Worldwide, Inc.                               -               7,790
Other income (expense):
  Trade interest income                                                  203                  21
  Interest and dividend income from affiliates                           842                 619
  Other interest income                                                  357                 866
  Securities transactions, net                                           (22)             14,578
  Interest expense                                                    (9,426)                (80)
                                                                  ----------          ----------

    Income from continuing operations before
      income taxes and minority interest                              13,833              22,325

Provision for income taxes                                             3,059               6,778

Minority interest in after-tax earnings                                5,282                 731
                                                                  ----------          ----------

    Income from continuing operations                                  5,492              14,816

Discontinued operations                                                    5                (326)
                                                                  ----------          ----------

    Net income                                                     $   5,497          $   14,490
                                                                  ==========          ==========

Basic and diluted net income per share                             $     .11          $      .30
                                                                  ==========          ==========

Weighted-average shares used in the calculation
 of net income per share:
  Basic                                                               48,140              48,490
  Dilutive impact of stock options                                       139                  71
                                                                  ----------          ----------

  Diluted                                                             48,279              48,561
                                                                  ==========          ==========




          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)          (Restated)


Net income                                                        $    5,497          $   14,490
                                                                  ----------          ----------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment -
    unrealized holding gains (losses)
    arising during the period                                         (7,130)             10,805

 Currency translation adjustment, net of tax                            (865)              1,308
                                                                  ----------          ----------

      Total other comprehensive income (loss)                         (7,995)             12,113
                                                                  ----------          ----------

          Comprehensive income (loss)                              $  (2,498)         $   26,603
                                                                  ==========          ==========










          See accompanying notes to consolidated financial statements.









                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2005

                                 (In thousands)

                                   (Unaudited)


                                                                                        Accumulated other
                                                                                   comprehensive income (loss)
                                                   Additional              ---------------------------------------------
                                          Common    paid-in     Retained    Marketable      Currency        Pension
                                          stock     capital     earnings    securities    translation     liabilities      Total
                                         -------  -----------   --------    ----------    -----------     -----------    ---------
                                                   (Restated)  (Restated)                  (Restated)      (Restated)    (Restated)


Balance at December 31, 2004:
  Previously reported                     $6,054   $417,760     $ 10,970    $  26,783      $(136,648)     $ (33,191)     $291,728
  Prior period adjustments                  -       (48,032)     (10,970)        -               919            (16)      (58,099)
                                          ------   --------     --------    ---------      ---------      ---------      --------

      Balance, as restated                 6,054    369,728         -          26,783      (135,729)        (33,207)      233,629

Net income (Restated)                       -          -          14,490         -             -               -           14,490

Issuance of common stock                      14      2,399         -            -             -               -            2,413

Distribution of shares of
  Kronos Worldwide, Inc. common stock       -          -          (2,637)        -             -               -           (2,637)

Income tax on distribution                  -          -          (3,024)        -             -               -           (3,024)

Other comprehensive income, net (Restated)  -          -            -          10,805          1,308           -           12,113
                                          ------   --------     --------    ---------      ---------      ---------      --------

Balance at March 31, 2005 (Restated)      $6,068   $372,127     $  8,829    $  37,588      $(134,421)     $ (33,207)     $256,984
                                          ======   ========     ========    =========      =========      =========      ========




          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)



                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)          (Restated)

 Cash flows from operating activities:
   Net income                                                     $    5,497          $   14,490
   Depreciation and amortization                                      14,883               2,807
   Deferred income taxes:
     Continuing operations                                            (2,545)              3,012
     Discontinued operations                                               2                (187)
   Minority interest:
     Continuing operations                                             5,282                 731
     Discontinued operations                                              (2)               (151)
   Equity in earnings of Kronos Worldwide, Inc.                         -                 (7,790)
   Distributions from Kronos Worldwide, Inc.                            -                  4,456
   Distributions from TiO2 manufacturing joint venture                 1,800                -
   Net (gains) losses from securities transactions                        22             (14,578)
   Other, net                                                          1,975                 369
   Change in assets and liabilities:
     Accounts and other receivables                                  (32,873)             (4,246)
     Inventories                                                      35,276                 (46)
     Prepaid expenses                                                    152                 216
     Accrued environmental costs                                      (3,300)               (975)
     Accounts payable and accrued liabilities                        (31,381)             (2,930)
     Income taxes                                                     22,339               3,509
     Accounts with affiliates                                            437                 589
     Other, net                                                         (764)             (3,162)
                                                                  ----------          ----------

         Net cash provided (used) by operating activities             16,800              (3,886)
                                                                  ----------          ----------

 Cash flows from investing activities:
   Capital expenditures                                               (5,127)             (5,253)
   Change in restricted cash equivalents and marketable
     debt securities, net                                              1,689               2,058
   Proceeds from disposal of:
     Business unit                                                      -                 18,094
     Kronos common stock                                                -                 19,047
   Cash of disposed business unit                                       -                 (4,006)
   Other, net                                                             40                   6
                                                                  ----------          ----------

         Net cash provided (used) by investing activities             (3,398)             29,946
                                                                  ----------          ----------






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)          (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                   $  100,220          $     -
     Principal payments                                              (79,532)                (10)
     Deferred financing costs paid                                       (28)                (28)
   Distributions to minority interest                                 (5,974)               (602)
   Proceeds from issuance of common stock:
     NL common stock                                                   7,664               2,413
     CompX common stock                                                 -                    191
                                                                  ----------          ----------

         Net cash provided by financing activities                    22,350               1,964
                                                                  ----------          ----------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                      35,752              28,024
   Currency translation                                               (1,265)                217
 Cash and cash equivalents at beginning of period                     89,525              99,185
                                                                  ----------          ----------

 Cash and cash equivalents at end of period                       $  124,012          $  127,426
                                                                  ==========          ==========


 Supplemental disclosures - cash paid (received) for:
     Interest, net of amounts capitalized                         $    1,337          $       55
     Income taxes, net                                               (16,431)              3,050

     Noncash investing activity - note receivable
          received upon disposal of business segment              $     -             $    4,179








          See accompanying notes to consolidated financial statements.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



Note 1 - Restatements, organization and basis of presentation and other:

     Restatement of financial statements

     On December 21, 2005, the Company and its audit committee concluded that the Company would file this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 to restate the Company's consolidated balance sheet as of December 31, 2004 and March 31, 2005, and the Company's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended March 31, 2004 and 2005.

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

     During the Company's close process for its fiscal quarter ended September 30, 2005, the Company concluded that:
o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $413,000, or nil per diluted share, in the first quarter of 2004, and by $1.3 million, or $.03 per diluted share, in the first quarter of 2005;
o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation was misstated by an aggregate of $82,000 in the first quarter of 2004 and by $4,000 in the first quarter of 2005;
o its provision for income taxes accounted for as a direct reduction to stockholders' equity was misstated by $913,000 in the first quarter of 2005; and
o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $58.1 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items (including a $174.5 million increase to stockholders' equity in 2004 resulting from the settlement of a $227 million income tax liability by using 5.5 million shares of Kronos common stock with an aggregate $52.5 million carrying amount) which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to the following items:
o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., which investment the Registrant accounts for by the equity method, giving consideration to NL's investment in Kronos on a pure stand-alone separate company basis without regard to tax group membership with other affiliated companies;
o Current and deferred income taxes related to the Registrant's distributions or transfer of shares of Kronos common stock to its stockholders (including entities under common control); and
o    Current and deferred income tax provisions related to other items.

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

     The following tables show (i) selected consolidated balance sheet data as of December 31, 2004 and March 31, 2005, and selected consolidated statements of income, comprehensive income, stockholders' equity and cash flow data for the interim periods ended March 31, 2004 and 2005, in each case as previously reported, (ii) adjustments to such consolidated financial statement data to reflect the aggregate effect of this restatement and (iii) such consolidated financial statement data, as restated to reflect the aggregate effect of this restatement.





                                                                      December 31, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Selected balance sheet items:

 Current receivable from affiliates                  $   1,634           $     47             $   1,681
                                                     =========           ========             =========

 Total current assets                                $ 186,126           $     47             $ 186,173
                                                     =========           ========             =========

 Noncurrent deferred income taxes                    $  45,274           $ 58,146             $ 103,420
                                                     =========           ========             =========

 Total noncurrent liabilities                        $ 119,174           $ 58,146             $ 177,320
                                                     =========           ========             =========

 Stockholders' equity:
   Common stock                                      $   6,054           $   -                $   6,054
   Additional paid-in capital                          417,760            (48,032)              369,728
   Retained earnings                                    10,970            (10,970)                 -
   Accumulated other comprehensive
     income (loss)
     Marketable securities                              26,783               -                   26,783
     Currency translation                             (136,648)               919              (135,729)
     Pension liabilities                               (33,191)               (16)              (33,207)
                                                     ---------           --------             ---------

   Total stockholders' equity                        $ 291,728           $(58,099)            $ 233,629
                                                     =========           ========             =========



                                                                      March 31, 2005
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Selected balance sheet items:

 Current payable to affiliates                       $   4,405           $    (47)            $   4,358

 Total current liabilities                           $  79,216           $    (47)            $  79,169

 Noncurrent deferred income taxes                    $  46,454           $ 55,926             $ 102,380

 Total noncurrent liabilities                        $ 117,093           $ 55,926             $ 173,019
                                                     =========           ========             =========

 Stockholders' equity:
   Common stock                                      $   6,068           $   -                $   6,068
   Additional paid-in capital                          420,159            (48,032)              372,127
   Retained earnings                                    17,575             (8,746)                8,829
   Accumulated other comprehensive
     income (loss)
     Marketable securities                              37,588               -                   37,588
     Currency translation                             (135,336)               915              (134,421)
     Pension liabilities                               (33,191)               (16)              (33,207)
                                                     ---------           --------             ---------

   Total stockholders' equity                        $ 312,863           $(55,879)            $ 256,984
                                                     =========           ========             =========






                                                      Three months ended                            Three months ended
                                                         March 31, 2004                               March 31, 2005
                                        -------------------------------------------      ------------------------------------------
                                          Previously                                     Previously
                                           reported      Adjustments    As restated       reported      Adjustments    As restated
                                         ------------   ------------    -----------      -----------    -----------    -----------
                                                                   (In thousands, except per share data)
Income from continuing operations
   before   income tax and minority
   interest                                $  13,833     $   -           $  13,833        $  22,325       $    -        $  22,325

Provision for income taxes                     3,472          (413)          3,059            8,089          (1,311)        6,778

Minority interest in after tax earnings        5,282          -              5,282              731            -              731
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Income from
     continuing operations                     5,079            413          5,492           13,505           1,311        14,816

Discontinued operations                            5           -                 5             (326)           -             (326)
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Net income                             $   5,084      $     413      $   5,497        $  13,179       $   1,311      $ 14,490
                                           =========      =========      =========        =========       =========     =========

Earnings per share:
    Basic net income per share             $     .11      $     -        $     .11        $     .27       $     .03     $     .30
                                           =========      =========      =========        =========       =========     =========

    Diluted net income per share           $     .11      $     -        $     .11        $     .27       $     .03     $     .30
                                           =========      =========      =========        =========       =========     =========

Weighted average shares used:
    Basic                                     48,140                        48,140           48,490                        48,490
    Diluted                                   48,279                        48,279           48,561                        48,561



                                                               Three months ended March 31, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Consolidated other comprehensive income:
   Net income                                        $   5,084           $    413             $   5,497
                                                     =========           ========             =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                   (7,130)              -                   (7,130)
     Currency translation adjustment                      (947)                82                  (865)
                                                     ---------           --------             ---------

       Total other comprehensive income                 (8,077)                82                (7,995)
                                                     ---------           --------             ---------

     Comprehensive income                            $  (2,993)          $    495             $  (2,498)
                                                     =========           ========             =========


                                                             Three months ended March 31, 2005
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Consolidated other comprehensive income:
   Net income                                        $  13,179           $  1,311             $  14,490
                                                     =========           ========             =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                   10,805               -                   10,805
     Currency translation adjustment                     1,312                 (4)                1,308
                                                     ---------           --------             ---------

       Total other comprehensive income                 12,117                 (4)               12,113
                                                     ---------           --------             ---------

     Comprehensive income                            $  25,296           $  1,307             $  26,603
                                                     =========           ========             =========




                                                                  Total stockholders equity -
                                                             Three months ended March 31, 2005
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Balance at December 31, 2004                         $ 291,728           $(58,099)            $ 233,629

Net income                                              13,179              1,311                14,490
Other comprehensive income, net                         12,117                 (4)               12,113
Income tax on distribution                              (3,937)               913                (3,024)
Other, net                                                (224)              -                     (224)
                                                     ---------           --------             ---------

Balance at March 31, 2005                            $ 312,863           $(55,879)            $ 256,984
                                                     =========           ========             =========


                                                             Three months ended March 31, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Items comprising cash flow from
  operating activities:

   Net income                                        $   5,084           $    413             $   5,497
                                                     =========           ========             =========

   Deferred income taxes from
    continuing operations                            $  (1,745)          $  (800)             $  (2,545)
                                                     =========           ========             =========

   Accounts with affiliates                          $      50           $    387             $     437
                                                     =========           ========             =========

   Net cash provided by operating activities         $  16,800           $   -                $  16,800
                                                     =========           ========             =========


                                                              Three months ended March 31, 2005
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Items comprising cash flow from
operating activities:

   Net income                                        $  13,179           $  1,311             $  14,490
                                                     =========           ========             =========

   Deferred income taxes from
    continuing operations                            $   5,236           $ (2,224)            $   3,012
                                                     =========           ========             =========

   Accounts with affiliates                          $   (324)           $    913             $     589
                                                     =========           ========             =========

   Net cash used by operating activities             $  (3,886)          $   -                $  (3,886)
                                                     =========           ========             =========

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


     Organization and basis of presentation

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


     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 30, 2005 as amended by Amendment No. 1 on Form 10-K/A filed on May 31, 2003 and as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on December 22, 2005 (the "2004 Annual Report").


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

     Other

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


                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                      (Restated)          (Restated)
                                                      ----------          ---------
                                                            (In millions, except
                                                             per share amounts)

Net income as reported                                  $ 5.5                $14.5

Adjustments, net of applicable income
 tax effects and minority interest:
Stock-based employee compensation expense
   determined under APBO No. 25                            .6                   -
Stock-based employee compensation expense
   determined under SFAS No. 123                          (.1)                  -
                                                        -----                -----

Pro forma net income                                    $ 6.0                $14.5
                                                        =====                =====

Basic and diluted net income per share:
  As reported                                           $ .11                $ .30
  Pro forma                                             $ .12                $ .30



Note 2 - Business segment information:
                                                        % owned at
  Business segment             Entity                 March 31, 2005
 -------------------    ------------------------    -----------------

  Component products    CompX International Inc.            68%
  Chemicals             Kronos Worldwide, Inc.              36%

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


     In March 2005, NL paid its $.25 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 266,000 shares, or approximately .5% of Kronos' outstanding common stock, were distributed to NL shareholders in the form of a pro-rata dividend. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the date of distribution. The Company recognized an aggregate $3.9 million tax liability in the first quarter of 2005 related to the Kronos shares distributed. In accordance with GAAP, the amount of such income tax represented by the excess of the carrying value of such stock for financial reporting purposes and the adjusted tax basis of such stock is included in the determination of net income in the period the shares were distributed, and the amount of such income tax represented by the excess of the fair market value of such stock and the carrying value of such stock for financial reporting purposes is accounted for as a direct reduction to the Company's stockholders' equity (retained earnings). The amount of such income tax included in the determination of net income aggregated $913,000, while the amount of such income tax accounted for as a direct reduction to equity aggregated $3.0 million.



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




Note 4 - Inventories:

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

Note 5 - Marketable equity securities:

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

Note 6 - Other noncurrent assets:

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
                                                         =========              ========

     The note receivable relates to part of the consideration received by CompX from the January 2005 sale of its Thomas Regout operations in Europe. See Note 13.

Note 7 - Accrued liabilities:


                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Employee benefits                                       $  14,775              $ 11,141
 Other                                                       8,359                 7,853
                                                         ---------              --------

                                                         $  23,134              $ 18,994
                                                         =========              ========






Note 8 - Other noncurrent liabilities:

                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Insurance                                               $   2,507              $  2,498
 Other                                                       1,521                 1,512
                                                         ---------              --------

                                                         $   4,028              $  4,010
                                                         =========              ========


Note 9 - Minority interest:

                                                         December 31,          March 31,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Minority interest in net assets:
   CompX International Inc.                              $  49,154              $ 49,549
   NL Environmental Management Services, Inc.                9,250                 9,280
                                                         ---------              --------

                                                         $  58,404              $ 58,829
                                                         =========              ========


                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                              (In thousands)

 Minority interest in net earnings:
   Kronos Worldwide, Inc.                               $ 4,786            $  -
   CompX International Inc.                                 488                701
   NL Environmental Management Services, Inc.              -                    30
   Subsidiary of Kronos Worldwide, Inc.                       8               -
                                                        -------            -------

                                                        $ 5,282            $   731
                                                        =======            =======

Note 10 - Provision for income taxes:

                                                               Three months

                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                      (Restated)          (Restated)
                                                      ----------          ---------
                                                            (In millions, except

 Expected tax expense                                    $  4.9             $  7.8
 Non-U.S. tax rates                                          .1                (.1)
 Incremental U.S. tax and rate differences on
  equity in earnings                                        (.8)              (3.8)
 Change in deferred income tax valuation                                        -
   allowance, net                                          (3.0)
 Nondeductible expenses                                     1.0                 .1
 U.S. state income taxes, net                                -                  .1
 Excess of book basis over tax basis of Kronos
   common stock sold or distributed                          .4                2.5
 Other, net                                                  .5                 .2
                                                         ------             ------

                                                         $  3.1             $  6.8
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
                                                        =======            =======

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                              (In thousands)


 Service cost                                           $    57            $  -
 Interest cost                                              471                211
 Amortization of prior service credit                      (255)               (72)
 Recognized actuarial losses                                 71               -
                                                        -------            -------

                                                        $   344            $   139
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

Note 13 - Discontinued operations:

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

Note 14 - Accounting principles not yet implemented:

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

Note 15 - Investment in Kronos:

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General


     The Company reported net income of $14.5 million, or $.30 per diluted share, in the first quarter of 2005 compared to income of $5.5 million, or $.11 per diluted share, in the first quarter of 2004. As discussed in Note 1 to the Consolidated Financial Statements, the Company's consolidated financial statements have been restated.

     The increase in the Company's diluted earnings per share from the first quarter of 2004 compared to the first quarter of 2005 is due primarily to the net effects of (i) higher component products segment profit, (ii) higher earnings attributable to Kronos, (iii) security transactions gains from the sale of shares of Kronos common stock and (iv) current and deferred provisions for income taxes related to the Company's investment in Kronos. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of certain income tax benefits recognized primarily in the second quarter of 2004.


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




                                         Three months ended
                                               March 31,
                                        --------------------          %
                                        2004            2005        Change
                                        ----            ----        ------
                                          (In $ millions)

 Net sales                             $263.3          $291.9        +11%
 Segment profit                          26.2            48.0        +83%

 TiO2 operating statistics:
   Sales volumes*                         118             114         -3%
   Production volumes*                    117             122         +4%

   Percentage change in Ti02
    average selling prices:
     Using actual foreign currency
      exchange rates                                                 +13%
     Impact of changes in foreign
      currency  exchange rates                                        -5%
                                                                     ----

     In billing currencies                                            +8%
                                                                     ----

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

Equity in earnings of Kronos - first quarter 2005

                                                              Three months ended
                                                                  March 31,
                                                                     2005
                                                                    ------
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

     As previously disclosed, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of its investment in Kronos beginning in December 2003 following the Company's pro-rata distribution of shares of Kronos common stock to NL's shareholders. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was a $990,000 deferred income tax benefit in the three months ended March 31, 2004 and a $1.6 million deferred income tax benefit in the three months ended March 31, 2005. In addition, the Company's provision for income taxes in the three months ended March 31, 2004 and 2005 includes an aggregate $387,000 and $913,000, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to its shareholders.


Minority interest

     See Note 9 to the Consolidated Financial Statements.

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

Discontinued operations.

         See Note 13 to the Consolidated Financial Statements.

Accounting principles not yet implemented.

         See Note 14 to the Consolidated Financial Statements.

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



                                                               Three months
                                                              ended March 31,
                                                         2004                2005
                                                         ----                ----
                                                               (In millions)

Cash provided (used) by operating activities:
  Kronos                                                $  19.1            $    -
  CompX                                                     3.4                1.9
  NL Parent                                                 3.1               (3.4)
  Other                                                    (2.6)              (1.1)
  Eliminations                                             (6.2)              (1.3)
                                                        -------            -------

                                                        $  16.8            $  (3.9)
                                                        =======            =======


Investing and financing activities

     In 2005, substantially all of the Company's consolidated capital expenditures relate to CompX. During the first quarter of 2005, (i) NL sold shares of Kronos common stock in market transactions for $19.0 million and (ii) CompX received a net $18.1 million from the sale of its Thomas Regout operations (which had approximately $4.0 million of cash at the date of disposal). See Notes 2 and 13 to the Consolidated Financial Statements.

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

NL Industries

     At March 31, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $114.5 million, including restricted balances of $17.5 million. Of such restricted balances, $14 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Note 12 to the Consolidated Financial Statements.


     See Note 10 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 12 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 12 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, imposition of market share liability or other legislation could have such an effect.


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


ITEM 4. CONTROLS AND PROCEDURES

     Restatement. As disclosed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded to restate the Company's consolidated financial statements as of December 31, 2004 and March 31, 2005, and for the interim periods ended March 31, 2004 and 2005. The restatement relates to misstatements of the Company's provision for income taxes for the interim periods ended March 31, 2004 and 2005, and the Company's related income tax accounts (current and deferred) as of December 31, 2004 and March 31, 2005.

     The guidance set forth in Auditing Standard No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this restatement, the Company has concluded that a material weakness existed at December 31, 2004 and March 31, 2005.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's President and Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based upon their evaluation, and as a result of the material weakness discussed below, these executive officers have concluded that the Company's disclosure controls and procedures are not effective as of the date of such evaluation.


     A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes which contributed to the following material weaknesses:

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

b) The Company did not have adequate personnel with sufficient knowledge of accounting principles generally accepted in the United States of America related to income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes, and income taxes payable resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., an equity-method investment of the Company as of December 31, 2004, (ii) current and deferred income taxes related to the Company's distributions of Kronos common stock to the Company's stockholders and (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the restatement of the Company's 2002, 2003 and 2004 consolidated financial statements and 2004 and 2005 interim financial information. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

     Accordingly, management of the Company determined that each of these control deficiencies constitutes a material weakness.

     Remediation.In order to remediate this material weakness, the Company intends to increase its financial reporting staff, with particular emphasis on obtaining additional personnel with a background in the financial reporting requirements for the determination of the provision for income taxes in accordance with SFAS No. 109 and related GAAP. Such additional staff could be employees of the Company and/or independent contractors hired by the Company with qualifications in the required area. As of December 23, 2005, two such persons have been hired. Management believes that the addition of such staff with these qualifications will help ensure that GAAP has been appropriately and consistently applied with respect to the accurate calculation and classification within the consolidated financial statements of income tax provisions and related current and deferred income tax accounts.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings


     Reference is made to Note 12 to the Consolidated Financial Statements and to the 2004 Annual Report for descriptions of certain previously reported legal proceedings.


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



                                                 NL INDUSTRIES, INC.
                                        -------------------------------------
                                                    (Registrant)



Date   December 22, 2005                 By /s/ Gregory M. Swalwell
     --------------------                   -----------------------------------
                                            Gregory M. Swalwell
                                              Vice President, Finance and Chief
                                              Financial Officer (Principal
                                              Financial Officer)


Date   December 22, 2005                 By /s/ James W. Brown
     --------------------                   -----------------------------------
                                            James W. Brown
                                            Vice President and Controller
                                            (Principal Accounting Officer)