Form 10-Q/A
period 2005-06-30
NL INDUSTRIES INC
filed 2005-12-23
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2005           Commission file number 1-640
                        -------------                                  -----




                               NL INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           New Jersey                                           13-5267260
-------------------------------                            --------------------
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

     The Registrant hereby files this Report on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission ("SEC") on August 3, 2005 ("Original Form 10-Q"). As discussed in Note 1 to the Consolidated Financial Statements, on December 21, 2005, the Registrant and its audit committee concluded that the Registrant would file this Form 10-Q/A to restate the Registrant's consolidated balance sheet as of December 31, 2004 and June 30, 2005, and the Registrant's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended June 30, 2004 and 2005, in each case as contained in the Original Form 10-Q.

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

     Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:

o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $43.3 million, or $.89 per diluted share, in the second quarter of 2004, by $42.9 million, or $.88 per diluted share, in the first six months of 2004, by $81,000, or nil per share, in the second quarter of 2005 and by $1.2 million, or $.04 per diluted share, in the first six months of 2005;
o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation was misstated by an aggregate of $1.0 million in the six months of 2004 and by $8,000 in the first six months of 2005;
o its provision for income taxes accounted for as a direct reduction to stockholders' equity was misstated by $913,000 in the first quarter of 2005; and
o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $58.1 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items (including a $174.5 million increase to stockholders' equity in 2004 resulting from the settlement of a $227 million income tax liability by using 5.5 million shares of Kronos common stock with an aggregate $52.5 million carrying amount) which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to the following items:
o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., which investment the Registrant accounts for by the equity method, giving consideration to NL's investment in Kronos on a pure stand-alone separate company basis without regard to tax group membership with other affiliated companies;
o Current and deferred income taxes related to the Registrant's distributions or transfer of shares of Kronos common stock to its stockholders (including entities under common control); and
o    Current and deferred income tax provisions related to other items.

     In addition to the above items, the Company has also recognized another immaterial restatement item with respect to the Company's consolidated balance sheet at June 30, 2005.

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

     The guidance set forth in Auditing Standards No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this amendment, the Registrant has concluded that a material weakness existed at June 30, 2005 that precludes the Registrant from concluding that its internal control over financial reporting was effective as of such date. Therefore, the Company's previous conclusion that it maintained effective internal control over financial reporting as of June 30, 2005, as set forth in the Original Form 10-Q, has been restated. See Item 4 - "Controls and Procedures."

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





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number


Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
              December 31, 2004 (Restated);
               June 30, 2005 (Unaudited and Restated)                        5

             Consolidated Statements of Income -
              Three months and six months ended
               June 30, 2004 (Unaudited and Restated);
              Three months and six months ended
               June 30, 2005 (Unaudited and Restated)                        7

             Consolidated Statements of Comprehensive Income -
              Six months ended June 30, 2004 (Unaudited and Restated);
              Six months ended June 30, 2005 (Unaudited and Restated)        8

             Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 2005 (Unaudited and Restated)        9

             Consolidated Statements of Cash Flows -
              Six months ended June 30, 2004 (Unaudited and Restated);
              Six months ended June 30, 2005 (Unaudited and Restated)       10

             Notes to Consolidated Financial Statements (Unaudited)         12

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           28

  Item 4.    Controls and Procedures                                        42

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                              44

  Item 4.    Submission of Matters to a Vote of Security Holders            44

  Item 6.        Exhibits                                                   44




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                             December 31,          June 30,

                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)         (Unaudited)
                                                                                       (Restated)
 Current assets:
   Cash and cash equivalents                                      $   99,185          $  101,190
   Restricted cash and cash equivalents                                7,810               4,691
   Restricted marketable debt securities                               9,446              11,538
   Accounts and other receivables                                     24,302              23,323
   Refundable income taxes                                                32                 644
   Receivable from affiliates                                          1,681                 422
   Inventories                                                        28,781              19,945
   Prepaid expenses                                                    1,332               2,284
   Deferred income taxes                                              13,604               5,478
                                                                  ----------          ----------

       Total current assets                                          186,173             169,515
                                                                  ----------          ----------

 Other assets:
   Marketable equity securities                                       75,793              82,437
   Restricted marketable debt securities                               3,848                   -
   Investment in Kronos Worldwide, Inc.                              175,578             180,928
   Receivable from affiliate                                          10,000               8,000
   Deferred income taxes                                                 545                   -
   Goodwill                                                           20,772              21,020
   Other                                                               3,715               7,505
                                                                  ----------          ----------

       Total other assets                                            290,251             299,890
                                                                  ----------          ----------

 Property and equipment:
   Land                                                                5,356               8,787
   Buildings                                                          26,877              26,977
   Equipment                                                         127,044             104,419
   Construction in progress                                            2,431               5,172
                                                                  ----------          ----------
                                                                     161,708             145,355
   Less accumulated depreciation and amortization                     86,490              76,511
                                                                  ----------          ----------

       Net property and equipment                                     75,218              68,844
                                                                  ----------          ----------

                                                                  $  551,642          $  538,249
                                                                  ==========          ==========





          See accompanying notes to consolidated financial statements.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                          December 31,          June 30,
                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)         (Unaudited)
                                                                                       (Restated)
 Current liabilities:
   Current maturities of long-term debt                           $       42          $       41
   Accounts payable                                                   14,649              12,498
   Accrued liabilities                                                23,134              29,920
   Accrued environmental costs                                        16,570              16,688
   Payable to affiliates                                                 391               3,366
   Income taxes                                                        3,661                 852
   Deferred income taxes                                              23,842                -
                                                                  ----------          ----------

       Total current liabilities                                      82,289              63,365
                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                         85                  64
   Accrued pension costs                                               7,968               7,155
   Accrued postretirement benefits costs                              10,572               9,939
   Accrued environmental costs                                        51,247              48,128
   Deferred income taxes                                             103,420             108,563
   Other                                                               4,028               3,102
                                                                  ----------          ----------

       Total noncurrent liabilities                                  177,320             176,951
                                                                  ----------          ----------

 Minority interest                                                    58,404               49,274
                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                        6,054               6,069
   Additional paid-in capital                                        369,728             372,339
   Retained earnings                                                    -                  6,575
   Accumulated other comprehensive income (loss):
     Marketable securities                                            26,783              31,012
     Currency translation                                           (135,729)           (134,129)
     Pension liabilities                                             (33,207)            (33,207)
                                                                  ----------          ----------

       Total stockholders' equity                                    233,629             248,659
                                                                  ----------          ----------

                                                                  $  551,642          $  538,249
                                                                  ==========          ==========




Commitments and contingencies (Notes 12 and 14)



          See accompanying notes to consolidated financial statements.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)
                                   (Unaudited)


                                                                            Three months ended                Six months ended
                                                                                 June 30,                         June 30,
                                                                          2004             2005             2004            2005
                                                                       (Restated)       (Restated)       (Restated)      (Restated)

Net sales                                                               $ 342,036       $  45,730        $ 648,879       $  92,573
Cost of sales                                                             262,837          35,203          500,244          71,763
                                                                        ---------       ---------        ---------       ---------

    Gross margin                                                           79,199          10,527          148,635          20,810

Selling, general and administrative expense                                41,096           5,808           82,406          11,930
Other operating income (expense):
  Currency transaction gains (losses), net                                    471              39              869             (15)
  Disposition of property and equipment                                        21               -               (2)             (4)
  Other income                                                              6,858           1,178            6,944           1,443
  Corporate expense                                                        (4,584)         (4,223)         (11,292)        (10,060)
                                                                        ---------       ---------        ---------       ---------

    Income from operations                                                 40,869           1,713           62,748             244

Equity in earnings of Kronos Worldwide, Inc.                                    -          11,766                -          19,556
Other income (expense):
  Trade interest income                                                       273              23              476              44

  Interest and dividend income from affiliates                                815             620            1,657           1,239
  Other interest income                                                       352             794              709           1,660
  Securities transactions, net                                                 (3)            118              (25)         14,696
  Interest expense                                                         (8,741)           (117)         (18,167)           (197)
                                                                        ---------       ---------        ---------       ---------

    Income from continuing operations before
         income taxes and minority interest                                33,565          14,917           47,398          37,242

Provision (benefit) for income taxes                                     (255,369)          4,247         (252,310)         11,025

Minority interest in after-tax earnings                                   142,543             785          147,825           1,516
                                                                        ---------       ---------        ---------       ---------

    Income from continuing operations                                     146,391           9,885          151,883          24,701

Discontinued operations                                                       185            -                 190            (326)
                                                                        ---------       ---------        ---------       ---------

    Net income                                                          $ 146,576       $   9,885        $ 152,073       $  24,375
                                                                        =========       =========        =========       =========

Cash dividend per share                                                   $    -       $     .25        $     -         $     .25
                                                                        =========       =========        =========       =========

Earnings per share:
    Basic net income per share                                           $    3.03     $     .20        $    3.15       $     .50
                                                                        =========       =========        =========       =========

    Diluted net income per share                                         $    3.03     $     .20        $    3.15       $     .50
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
                                                                        =========       =========        =========       =========





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                      2004                2005

                                                                  ------------        -----------
                                                                   (Restated)          (Restated)

Net income                                                        $  152,073          $   24,375
                                                                  ----------          ----------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment -
    unrealized holding gains (losses) arising
    during the period                                                (11,082)              4,229

 Currency translation adjustment, net of tax                          (2,978)              1,600
                                                                  ----------          ----------

      Total other comprehensive income (loss)                        (14,060)              5,829
                                                                  ----------          ----------

          Comprehensive income                                     $ 138,013          $   30,204
                                                                  ==========          ==========





          See accompanying notes to consolidated financial statements.







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2005

                                 (In thousands)

                                   (Unaudited)


                                                                                        Accumulated other
                                                                                   comprehensive income (loss)
                                                   Additional              ---------------------------------------------
                                          Common    paid-in     Retained    Marketable      Currency        Pension
                                          stock     capital     earnings    securities    translation     liabilities      Total
                                         -------  -----------   --------    ----------    -----------     -----------    ---------
                                                   (Restated)  (Restated)                  (Restated)      (Restated)    (Restated)

Balance at December 31, 2004:
  Previously reported                     $6,054   $417,760     $ 10,970    $  26,783      $(136,648)     $ (33,191)     $291,728
  Prior period adjustments                  -       (48,032)     (10,970)         -              919            (16)      (58,099)
                                          ------   --------     --------    ---------      ---------      ---------      --------

      Balance, as restated                 6,054    369,728         -          26,783       (135,729)       (33,207)      233,629

Net income (Restated)                       -          -          24,375         -              -              -           24,375

Issuance of common stock                      15      2,490         -            -              -              -            2,505

Dividends                                   -          -         (12,139)        -              -              -          (12,139)

Distribution of shares of
  Kronos Worldwide, Inc. common stock       -          -          (2,637)        -              -              -           (2,637)

Income tax on distribution                  -          -          (3,024)        -              -              -           (3,024)

Other comprehensive income, net (Restated)  -          -            -           4,229          1,600           -            5,829

Other                                       -           121         -            -              -              -              121
                                          ------   --------     --------    ---------      ---------      ---------      --------

Balance at June 30, 2005 (Restated)       $6,069   $372,339     $  6,575    $  31,012      $(134,129)     $ (33,207)     $248,659
                                          ======   ========     ========    =========      =========      =========      ========



          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)



                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)          (Restated)


 Cash flows from operating activities:
   Net income                                                     $  152,073          $   24,375
   Depreciation and amortization                                      29,289               5,567
   Deferred income taxes:
     Continuing operations                                          (263,766)            (14,683)
     Discontinued operations                                              94                (187)
   Minority interest:
     Continuing operations                                           147,919               1,515
     Discontinued operations                                             (94)               (151)
   Equity in earnings of Kronos Worldwide, Inc.                            -             (19,556)
   Distributions from Kronos Worldwide, Inc.                               -               8,835
   Distributions from TiO2 manufacturing joint venture                 8,300                 -
   Net (gains) losses from securities transactions                        25             (14,696)
   Other, net                                                          1,526                (142)
   Change in assets and liabilities:
     Accounts and other receivables                                  (52,976)             (3,542)
     Inventories                                                      52,614                 756
     Prepaid expenses                                                    933                (603)
     Accrued environmental costs                                      (4,932)             (2,918)
     Accounts payable and accrued liabilities                        (26,407)               (490)
     Income taxes                                                     27,492              (6,837)
     Accounts with affiliates                                            693               3,777
     Other, net                                                       (1,166)                867
                                                                  ----------          ----------

         Net cash provided (used) by operating activities             71,617           (18,113)
                                                                  ----------          ----------

 Cash flows from investing activities:
   Capital expenditures                                              (12,660)             (7,394)
   Collection of loans to affiliates                                   2,000               2,000
   Change in restricted cash equivalents and
    marketable debt securities, net                                    2,470               3,118
   Proceeds from disposal of:
     Business unit                                                      -                 18,094
     Kronos common stock                                                -                 19,176
     Property and equipment                                            2,119                  12
   Cash of disposed business unit                                       -                 (4,006)
   Purchase of shares of CompX International Inc.                       -                   (572)
   Other, net                                                             84                -
                                                                  ----------          ----------

         Net cash provided (used) by investing activities             (5,987)             30,428
                                                                  ----------          ----------







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                      2004                2005
                                                                  ------------        -----------
                                                                   (Restated)          (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                   $  102,220          $     -
     Principal payments                                             (126,072)                (19)
     Deferred financing costs paid                                       (28)                (28)
   Dividends paid                                                       -                (12,139)
   Distributions to minority interest                                (12,036)             (1,203)
   Proceeds from issuance of common stock:
     NL common stock                                                   8,286               2,693
     CompX common stock                                                  330                 217
                                                                  ----------          ----------

       Net cash used by financing activities                         (27,300)            (10,479)
                                                                  ----------          ----------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                      38,330               1,836
   Currency translation                                                 (481)                169
 Cash and cash equivalents at beginning of period                     89,525              99,185
                                                                  ----------          ----------

 Cash and cash equivalents at end of period                       $  127,374          $  101,190
                                                                  ==========          ==========


 Supplemental disclosures:
     Cash paid (received) for:
       Interest, net of amounts capitalized                       $   17,119          $       82
       Income taxes, net                                             (20,126)             27,764

     Noncash investing activity - note receivable
          received upon disposal of business unit                 $     -             $    4,179




          See accompanying notes to consolidated financial statements.







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



Note 1 - Restatements, organization and basis of presentation and other:

     Restatement of financial statements

     On December 21, 2005, the Company and its audit committee concluded that the Company would file this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 to restate the Company's consolidated balance sheet as of December 31, 2004 and June 30, 2005, and the Company's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended June 30, 2004 and 2005.

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

During the Company's close process for its fiscal quarter ended September 30, 2005, the Company concluded that:

o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $43.3 million, or $.89 per diluted share, in the second quarter of 2004, by $42.9 million, or $.88 per diluted share, in the first six months of 2004, by $81,000, or nil per share, in the second quarter of 2005 and by $1.2 million, or $.04 per diluted share, in the first six months of 2005;
o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation was misstated by an aggregate of $1.0 million in the six months of 2004 and by $8,000 in the first six months of 2005;
o its provision for income taxes accounted for as a direct reduction to stockholders' equity was misstated by $913,000 in the first six months of 2005; and
o with respect to its statement of changes in stockholders' equity and in addition to the effect of the items noted above, total stockholders' equity was misstated by $58.1 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items (including a $174.5 million increase to stockholders' equity in 2004 resulting from the settlement of a $227 million income tax liability by using 5.5 million shares of Kronos common stock with an aggregate $52.5 million carrying amount) which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to the following items:

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

     In addition to the above items, the Company has also recognized another immaterial restatement item with respect to the Company's consolidated balance sheet at June 30, 2005.

     The following tables show (i) selected consolidated balance sheet data as of December 31, 2004 and June 30, 2005, and selected consolidated statements of income, comprehensive income, stockholders' equity and cash flow data for the interim periods ended June 30, 2004 and 2005, in each case as previously reported, (ii) adjustments to such consolidated financial statement data to reflect the aggregate effect of this restatement and (iii) such consolidated financial statement data, as restated to reflect the aggregate effect of this restatement.







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
                                                     =========           ========             =========



                                                                      June 30, 2005
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Selected balance sheet items:

 Current accrued liabilities                         $  24,520           $  5,400             $  29,920
                                                     =========           ========             =========

 Current payable to affiliates                       $   3,413           $    (47)            $   3,366
                                                     =========           ========             =========

 Total current liabilities                           $  58,012           $  5,353             $  63,365
                                                     =========           ========             =========

 Noncurrent deferred income taxes                    $  52,485           $ 56,078             $ 108,563
                                                     =========           ========             =========

 Total noncurrent liabilities                        $ 120,873           $ 56,078             $ 176,951
                                                     =========           ========             =========

 Stockholders' equity:
   Common stock                                      $   6,069           $   -                $   6,069
   Additional paid-in capital                          425,838            (53,499)              372,339
   Retained earnings                                    15,402             (8,827)                6,575
   Accumulated other comprehensive
     income (loss)
     Marketable securities                              31,012                  -                31,012
     Currency translation                             (135,040)               911              (134,129)
     Pension liabilities                               (33,191)               (16)              (33,207)
                                                     ---------           --------             ---------

   Total stockholders' equity                        $ 310,090           $(61,431)            $ 248,659
                                                     =========           ========             =========





                                                    Three months ended                               Six months ended
                                                       June 30, 2004                                   June 30, 2004
                                        -------------------------------------------      ------------------------------------------
                                          Previously                                     Previously
                                           reported      Adjustments    As restated       reported      Adjustments    As restated
                                         ------------   ------------    -----------      -----------    -----------    -----------
                                                                   (In thousands, except per share data)
Income from continuing operations
   before   income tax and minority
   interest                                $  33,565      $   -          $  33,565        $  47,398       $    -        $  47,398

Provision for income taxes
 (benefit)                                  (298,663)        43,294       (255,369)        (295,191)         42,881      (252,310)

Minority interest in after tax earnings      142,543           -           142,543          147,825            -          147,825
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Income from
     continuing operations                   189,685        (43,294)       146,391          194,764         (42,881)      151,883

Discontinued operations                          185           -               185              190            -              190
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Net income                             $ 189,870      $ (43,294)     $ 146,576        $ 194,954       $ (42,881)    $ 152,073
                                           =========      =========      =========        =========       =========     =========

Earnings per share:
    Basic net income per share             $    3.93      $    (.90)     $    3.03        $    4.03       $    (.88)    $    3.15
                                           =========      =========      =========        =========       =========     =========

    Diluted net income per share           $    3.92      $    .(89)     $    3.03        $    4.03       $    (.88)    $    3.15
                                           =========      =========      =========        =========       =========     =========

Weighted average shares used:
    Basic                                     48,361                        48,361           48,251                        48,251
    Diluted                                   48,424                        48,424           48,352                        48,352



                                                      Three months ended                             Six months ended
                                                       June 30, 2005                                   June 30, 2005
                                        -------------------------------------------      ------------------------------------------
                                          Previously                                     Previously
                                           reported      Adjustments    As restated       reported      Adjustments    As restated
                                         ------------   ------------    -----------      -----------    -----------    -----------
                                                                   (In thousands, except per share data)
Income from continuing operations
   before   income tax and minority
   interest                                $  14,917      $   -          $  14,917        $  37,242       $    -        $  37,242

Provision for income taxes                     4,166             81          4,247           12,255          (1,230)       11,025

Minority interest in after tax earnings          785          -                785            1,516            -            1,516
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Income (loss) from
     continuing operations                     9,966            (81)         9,885           23,471           1,230        24,701

Discontinued operations                         -             -               -                (326)           -             (326)
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Net income                             $   9,966      $     (81)     $   9,885        $  23,145       $   1,230     $  24,375
                                           =========      =========      =========        =========       =========     =========

Earnings per share:
    Basic net income per share             $     .20      $    -         $     .20        $     .46       $     .04     $     .50
                                           =========      =========      =========        =========       =========     =========

    Diluted net income per share           $     .20      $    -         $     .20        $     .46       $     .04     $     .50
                                           =========      =========      =========        =========       =========     =========

Weighted average shares used:
    Basic                                     48,553                        48,553           48,522                        48,522
    Diluted                                   48,593                        48,593           48,577                        48,577







                                                               Six months ended June 30, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Consolidated other comprehensive income:
   Net income                                        $ 194,954           $(42,881)            $ 152,073
                                                     =========           ========             =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                  (11,082)              -                  (11,082)
     Currency translation adjustment                    (4,014)             1,036                (2,978)
                                                     ---------           --------             ---------

       Total other comprehensive income                (15,096)             1,036               (14,060)
                                                     ---------           --------             ---------

     Comprehensive income                            $ 179,858           $(41,845)            $ 138,013
                                                     =========           ========             =========



                                                                  Six months June 30, 2005
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------
                                                                      (In thousands)

 Consolidated other comprehensive income:
   Net income                                        $  23,145           $  1,230             $  24,375
                                                     =========           ========             =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                    4,229               -                    4,229
     Currency translation adjustment                     1,608                 (8)                1,600
                                                     ---------           --------             ---------

       Total other comprehensive income                  5,837                 (8)                5,829
                                                     ---------           --------             ---------

     Comprehensive income                            $  28,982           $  1,222             $  30,204
                                                     =========           ========             =========



                                                                  Total stockholders equity -
                                                               Six months ended June 30, 2005
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Balance at December 31, 2004                         $ 291,728           $(58,099)            $ 233,629

Net income                                              23,145              1,230                24,375
Other comprehensive income, net                          5,837                 (8)                5,829
Income tax on distribution                              (3,937)               913                (3,024)
Other, net                                              (6,683)            (5,467)              (12,150)
                                                     ---------           --------             ---------

Balance at June 30, 2005                             $ 310,090           $(61,431)            $ 248,659
                                                     =========           ========             =========






                                                               Six months ended June 30, 2004
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Items comprising cash flow from
  operating activities:

   Net income                                        $  194,954          $(42,881)            $ 152,073
                                                     =========           ========             =========

   Deferred income taxes from continuing operations  $(306,260)          $ 42,494             $(263,766)
                                                     =========           ========             =========

   Accounts with affiliates                          $     306           $    387             $     693
                                                     =========           ========             =========

   Net cash provided by operating activities         $  71,617           $   -                $  71,617
                                                     =========           ========             =========



                                                             Six months ended June 30, 2005
                                                   ----------------------------------------------------
                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Items comprising cash flow from
  operating activities:

   Net income                                        $  23,145           $  1,230             $  24,375
                                                     =========           ========             =========

   Deferred income taxes from
    continuing operations                            $ (12,540)          $ (2,143)            $ (14,683)
                                                     =========           ========             =========

   Accounts with affiliates                          $   2,864           $    913             $   3,777
                                                     =========           ========             =========

   Net cash used by operating activities             $ (18,113)          $   -                $ (18,113)
                                                     =========           ========             =========


     In addition, during the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. The Company's results of operations for the six months ended June 30, 2004, as presented herein, reflects this additional income tax benefit, which aggregated $8.7 million, or $.18 per diluted share, net of minority interest.

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


     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2004 has been derived from the Company's audited consolidated financial statements at that date included in its Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 30, 2005, as amended by Amendment No. 1 on Form 10-K/A filed on May 31, 2005 and as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on December 22, 2005 (the "2004 Annual Report").

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




                                                         Three months ended          Six months ended

                                                              June 30,                   June 30,
                                                      -----------------------    -----------------------
                                                          2004         2005          2004         2005
                                                          ----         ----          ----         ----
                                                       (Restated)   (Restated)    (Restated)   (Restated)
                                                            (In millions, except per share amounts)

Net income as reported                                 $146.6         $ 9.9       $152.1         $24.4

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation
    expense determined under APBO No. 25                   -            (.3)          .6           (.2)
  Stock-based employee compensation expense
    determined under SFAS No. 123                         (.2)           -           (.3)           -
                                                       ------         -----       ------         -----

Pro forma net income                                   $146.4         $ 9.6       $152.4         $24.2
                                                       ======         =====       ======         =====

Diluted net income per share:
  As reported                                          $ 3.03         $ .20       $ 3.15         $ .50
  Pro forma                                            $ 3.02         $ .20       $ 3.15         $ .50


Note 2 - Business segment information:
                                                        % owned at
  Business segment             Entity                 June 30, 2005
--------------------    ------------------------      --------------

  Component products    CompX International Inc.            68%
  Chemicals             Kronos Worldwide, Inc.              36%

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


     A summary of sales and segment profit for the Company's business segments during the 2004 and 2005 interim periods, and other items included in the determination of income from continuing operations before income taxes and minority interest, are presented in the following table.



                                                         Three months ended          Six months ended
                                                              June 30,                   June 30,
                                                      -----------------------    -----------------------
                                                          2004         2005          2004         2005
                                                          ----         ----          ----         ----
                                                                          (In millions)

  Net sales:
    Chemicals                                            $295.8       $  -          $559.1        $  -
    Component products                                     46.2        45.8           89.8         92.6
                                                         ------       -----         ------        -----

      Total net sales                                    $342.0       $45.8         $648.9        $92.6
                                                         ======       =====         ======        =====

  Segment profit:
    Chemicals                                            $ 40.1       $  -          $ 66.3        $  -
    Component products                                      5.1         4.7            7.6          8.9
                                                         ------       -----         ------        -----

      Total segment profit                                 45.2         4.7             73.9          8.9

  General corporate items:
    Interest and dividend income from affiliates             .8          .6            1.7          1.2
    Other interest income                                    .4          .8             .7          1.7
    Securities transactions, net                             -           .1             -          14.7
    Insurance recoveries                                     .5         1.2             .5          1.2
    Other income                                             .1          .1             .1           .2
    General corporate expenses, net                        (4.6)       (4.3)         (11.3)       (10.1)
    Interest expense                                       (8.8)        (.1)         (18.2)         (.2)
                                                         ------       -----         ------        -----

                                                           33.6         3.1           47.4         17.6
  Equity in earnings of Kronos                               -         11.8             -          19.6
                                                         ------       -----         ------        -----

      Income from continuing operations before income
           taxes and minority interest                   $ 33.6       $14.9         $ 47.4        $37.2
                                                         ======       =====         ======        =====

     Component products segment profit, as presented above, may differ from amounts separately reported by CompX because the Company defines segment profit differently than CompX.

Note 3 - Accounts and other receivables:

                                                          December 31,          June 30,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Trade receivables                                       $  24,759              $ 21,577
 Recoverable VAT and other receivables                         551                 2,001
 Allowance for doubtful accounts                            (1,008)                 (255)
                                                         ---------              --------

                                                         $  24,302              $ 23,323
                                                         =========              ========





Note 4 - Inventories:

                                                          December 31,          June 30,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Raw materials                                           $   8,193              $  4,286
 Work in process                                            10,827                 9,560
 Finished products                                           9,696                 6,029
 Supplies                                                       65                    70
                                                         ---------              --------

                                                         $  28,781              $ 19,945
                                                         =========              ========

Note 5 - Marketable equity securities:

                                                          December 31,          June 30,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Valhi common stock                                      $  75,770              $ 82,410
 Other                                                          23                    27
                                                         ---------              --------

                                                         $  75,793              $ 82,437
                                                         =========              ========

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




Note 7 - Other noncurrent assets:

                                                         December 31,          June 30,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Intangible assets                                       $   3,190              $  2,892
 Note receivable                                              -                    4,179
 Other                                                         525                   434
                                                         ---------              --------

                                                         $   3,715              $  7,505
                                                         =========              ========

     The note receivable relates to part of the consideration received by CompX from the January 2005 sale of its Thomas Regout operations in Europe. See Note 15.

Note 8 - Accrued liabilities:


                                                         December 31,          June 30,

                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Employee benefits                                       $  14,775              $ 11,899
 Other                                                       8,359                18,021
                                                         ---------              --------

                                                         $  23,134              $ 29,920
                                                         =========              ========



Note 9 - Other noncurrent liabilities:

                                                         December 31,          June 30,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Insurance                                               $   2,507              $  2,587
 Other                                                       1,521                   515
                                                         ---------              --------

                                                         $   4,028              $  3,102
                                                         =========              ========


Note 10 - Minority interest:

                                                         December 31,          June 30,
                                                             2004                2005
                                                         ------------          ---------
                                                                  (In thousands)

 Minority interest in net assets:
   CompX International Inc.                              $  49,154              $ 49,274
   NL Environmental Management Services, Inc.                9,250                  -
                                                         ---------              --------

                                                         $  58,404              $ 49,274
                                                         =========              ========






                                                           Three months ended            Six months ended
                                                                June 30,                     June 30,
                                                           ------------------           ------------------
                                                           2004          2005           2004          2005
                                                           ----          ----           ----          ----
                                                                            (In thousands)

Minority interest in net earnings:
  Kronos Worldwide, Inc.                                 $141,051       $  -          $145,837      $  -
  CompX International Inc.                                    943           753          1,431        1,454
  NL Environmental Management Services, Inc.                  537            32            537           62
  Subsidiary of Kronos Worldwide, Inc.                         12           -               20         -
                                                         --------       -------       --------      -------

                                                         $142,543       $   785       $147,825      $ 1,516
                                                         ========       =======       ========      =======



     In June 2005, NL's majority-owned subsidiary, NL Environmental Management Services, Inc. ("EMS"), received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party. In June 2005, EMS set aside funds as payment for the shares of EMS, but as of June 30, 2005 the former minority shareholders have not tendered their shares, and accordingly the liability owed to these former minority shareholders, which has not been extinguished for financial reporting purposes as of June 30, 2005, is classified as a current liability at such date. Similarly, the funds which have been set aside are classified as a current asset at such date.



Note 11 - Other income:

                                                                   Six months ended
                                                                       June 30,
                                                                  -------------------
                                                                  2004           2005
                                                                  ----           ----
                                                                    (In thousands)

Insurance recoveries                                            $   495        $ 1,200
Contract dispute settlement                                       6,289           -
Other                                                               160            243
                                                                -------        -------

                                                                $ 6,944        $ 1,443
                                                                =======        =======

     Insurance recoveries in the first six months of 2005 relate to NL's expected recovery from certain insolvent former insurance carriers relating to settlement of excess insurance coverage claims. Such amount was received by NL in August 2005.




Note 12 - Provision for income taxes:

                                                             Six months ended

                                                                 June 30,
                                                         2004                2005
                                                         ----                ----
                                                      (Restated)          (Restated)
                                                              (In millions)

 Expected tax expense                                   $  16.6            $  13.0
 Non-U.S. tax rates                                         (.2)               (.1)
 Incremental U.S. tax and rate differences on
  equity in earnings                                       48.5               (4.6)
 Change in deferred income tax valuation                                        -
   allowance, net                                        (308.4)
 Nondeductible expenses                                     1.9                 .2
 U.S. state income taxes, net                                .3                 .1
 Refund of prior year German income taxes                  (3.1)                -
 Excess of book basis over tax basis of Kronos
   common stock sold or distributed                          .4                2.4
 Tax contingency reserve adjustment, net                  (18.1)                .2
 Other, net                                                 9.8                (.2)
                                                        -------            -------

                                                        $(252.3)           $  11.0
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

Note 13 - Employee benefit plans:

     The components of net periodic defined benefit pension cost (income) are presented in the table below.


                                                           Three months ended            Six months ended
                                                                June 30,                     June 30,
                                                           ------------------           ------------------
                                                           2004          2005           2004          2005
                                                           ----          ----           ----          ----
                                                                            (In thousands)

 Service cost                                            $  1,459       $  -          $  3,128      $  -
 Interest cost                                              4,989           758         10,020        1,518
 Expected return on plan assets                            (4,678)       (1,014)        (9,400)      (2,031)
 Amortization of prior service cost                           140          -               281         -
 Amortization of net transition   obligations and
    assets                                                    147           (18)           290          (35)
 Recognized actuarial losses                                  966            98          1,928          198
                                                         --------       -------       --------      -------

                                                         $  3,023       $  (176)      $  6,247      $  (350)
                                                         ========       =======       ========      =======


     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                           Three months ended            Six months ended
                                                                June 30,                     June 30,
                                                           ------------------           ------------------
                                                           2004          2005           2004          2005
                                                           ----          ----           ----          ----
                                                                            (In thousands)

 Service cost                                            $     56       $  -          $    113      $  -
 Interest cost                                                469           211            940          422
 Amortization of prior service credit                        (256)          (71)          (511)        (143)
 Recognized actuarial losses                                   70          -               141         -
                                                         --------       -------       --------      -------

                                                         $    339       $   140       $    683      $   279
                                                         ========       =======       ========      =======

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


     Stock options. As permitted by regulations of the SEC the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL is not expected to be material, and because the Company has not granted any options and does not expect to grant any options prior to January 1, 2006, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should NL or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General


     The Company reported net income of $9.9 million, or $.20 per diluted share, in the second quarter of 2005 compared to net income of $146.6 million, or $3.03 per diluted share, in the second quarter of 2004. For the first six months of 2005, the Company reported net income of $24.4 million, or $.50 per diluted share, compared to net income of $152.1 million, or $3.15 per diluted share, in the first six months of 2004. (See Note 1 to the Consolidated Financial Statements.) As discussed in Note 1 to the Consolidated Financial Statements, the Company's consolidated financial statements have been restated.


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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The  cyclicality  of  the  Company's   businesses  (such  as  Kronos'  TiO2
     operations),
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time,accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o Changes in raw material and other operating costs (such as energy and steel costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2 and component products),
o    Demand for office furniture,
o Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    Service industry employment levels,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner, the New Taiwan dollar and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o    The introduction of trade barriers,
o    Potential difficulties in integrating completed or future acquisitions,
o Decisions to sell operating assets other than in the ordinary course of business,
o    Uncertainties associated with new product development,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters), and
o    Possible future litigation.

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

Component products

                                  Three months ended                        Six months ended
                                      June 30,                                  June 30,
                            ---------------------------------       ---------------------------------
                            2004         2005        % Change       2004         2005        % Change
                            ----         ----        --------       ----         ----        --------
                                               (In millions, except percentages)

   Net sales              $ 46.2        $ 45.8           -1%       $ 89.8      $ 92.6            +3%
   Segment profit            5.1           4.7           -8%          7.6         8.9           +17%

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

                                            Three months ended                       Six months ended
                                                 June 30,                                 June 30,
                                     ---------------------------------       ---------------------------------
                                     2004         2005        % Change       2004         2005        % Change
                                     ----         ----        --------       ----         ----        --------
                                          (In millions, except percentages)


Net sales                           $295.8       $311.7           +5%       $559.1       $603.5           +8%
Segment profit                        40.1         59.2          +48%         66.3        107.2          +62%

TiO2 operating statistics:
Sales volumes*                         136          122          -10%          255          237          - 7%
Production volumes*                    122          127          + 4%          240          249          + 4%

Percentage change in Ti02 average
    selling prices:
  Using actual foreign currency
       exchange rates                                            +15%                                    +14%
  Impact of changes in foreign
       currency exchange rates                                   - 4%                                    - 4%
                                                                 ----                                    ----

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



Equity in earnings of Kronos - 2005

                                                     Three months ended        Six months ended
                                                       June 30, 2005             June 30, 2005
                                                     ------------------       ------------------
                                                                    (In millions)
 Kronos historical:
   Net sales                                             $ 311.7                     $ 603.5

   Segment profit                                           59.2                       107.2
   Security transaction gain                                 5.4                         5.4
   Other general corporate, net                             (1.1)                       (2.2)
   Interest expense                                        (11.6)                      (23.4)
                                                         -------                     -------

                                                            51.9                        87.0
   Income tax expense                                       19.0                        32.7

     Net income                                          $  32.9                     $  54.3

   Equity in earnings of Kronos Worldwide, Inc.          $  11.8                     $  19.6

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

     As previously reported, the Company's income tax benefit in the second quarter of 2004 includes (i) a $268.6 million income tax benefit ($135.7 million, or $2.80 per diluted share, net of minority interest) related to the reversal of a deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally net operating loss carryforwards) and (ii) a $49.1 million income tax benefit ($1.00 per diluted share) related to income tax attributes of a subsidiary of NL.


     As previously disclosed, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of its investment in Kronos beginning in December 2003 following the Company's pro-rata distribution of shares of Kronos common stock to NL's shareholders. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was $47.7 million in the six months ended June 30, 2004 and $984,000 in the six months ended June 30, 2005. In addition, the Company's provision for income taxes in the six months ended June 30, 2004 and 2005 includes an aggregate $387,000 and $913,000, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to its shareholders.



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

                                                                   Six months ended
                                                                       June 30,
                                                                  -------------------
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


ITEM 4.  CONTROLS AND PROCEDURES

     Restatement. As disclosed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded to restate the Company's consolidated financial statements as of December 31, 2004 and June 30, 2005, and for the interim periods ended June 30, 2004 and 2005. The restatement relates to misstatements of the Company's provision for income taxes for the interim periods ended June 30, 2004 and 2005, and the Company's related income tax accounts (current and deferred) as of December 31, 2004 and June 30, 2005.

     The guidance set forth in Auditing Standard No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this restatement, the Company has concluded that a material weakness existed at December 31, 2004 and June 30, 2005.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's President and Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, and as a result of the material weakness discussed below, these executive officers have concluded that the Company's disclosure controls and procedures are not effective as of the date of such evaluation.


     A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes which contributed to the following material weaknesses:

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



                                                   NL INDUSTRIES, INC.
                                                ------------------------
                                                      (Registrant)



Date   December 22, 2005                  By /s/ Gregory M. Swalwell
       -----------------                     ----------------------------------
                                              Gregory M. Swalwell
                                                Vice  President,
                                                Finance  and  Chief  Financial
                                                Officer (Principal
                                                Financial Officer)


Date   December 22, 2005                  By /s/ James W. Brown
       -----------------                     ----------------------------------
                                              James W. Brown
                                              Vice President and Controller
                                             (Principal Accounting Officer)