Form 10-Q
period 2005-09-30
NL INDUSTRIES INC
filed 2005-12-23
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2005         Commission file number 1-640
                        ------------------                                -----




                               NL INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           New Jersey                                           13-5267260
-------------------------------                            -------------------
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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes    No X
                     ---   ---


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---   ---

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                    ---    ---

Number of shares of the Registrant's common stock outstanding on October 31, 2005: 48,561,234.





                                                       - 3 -
                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
              December 31, 2004 (Restated);
               September 30, 2005 (Unaudited)                                 3

             Consolidated Statements of Income -
              Three months and nine months ended
               September 30, 2004 (Unaudited and Restated)
              Three months and nine months ended
                September 30, 2005 (Unaudited)                                5

             Consolidated Statements of Comprehensive Income -
              Nine months ended September 30, 2004 (Unaudited and Restated);
              Nine months ended September 30, 2005 (Unaudited)                6

             Consolidated Statement of Stockholders' Equity -
              Nine months ended September 30, 2005 (Unaudited)                7

             Consolidated Statements of Cash Flows -
              Nine months ended September 30, 2004 (Unaudited and Restated);
              Nine months ended September 30, 2005 (Unaudited)                8

             Notes to Consolidated Financial Statements (Unaudited)          10

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            30

  Item 4.    Controls and Procedures                                         45

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                               48

  Item 6.    Exhibits                                                        49



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In thousands)


               ASSETS                                             December 31,       September 30,
                                                                      2004                2005
                                                                  ------------       ------------
                                                                   (Restated)
 Current assets:
   Cash and cash equivalents                                      $   99,185          $   83,103
   Restricted cash and cash equivalents                                7,810               2,675
   Restricted marketable debt securities                               9,446               9,428
   Accounts and other receivables                                     24,302              24,264
   Refundable income taxes                                                32                 473
   Receivable from affiliates                                          1,681                 335
   Inventories                                                        28,781              22,711
   Prepaid expenses                                                    1,332               2,964
   Deferred income taxes                                              13,604               7,110
                                                                  ----------          ----------

       Total current assets                                          186,173             153,063
                                                                  ----------          ----------

 Other assets:
   Marketable equity securities                                       75,793              84,671
   Restricted marketable debt securities                               3,848                   -
   Investment in Kronos Worldwide, Inc.                              175,578             169,382
   Receivable from affiliate                                          10,000               8,000
   Deferred income taxes                                                 545                   -
   Goodwill                                                           20,772              26,192
   Other                                                               3,715               6,941
                                                                  ----------          ----------

       Total other assets                                            290,251             295,186
                                                                  ----------          ----------

 Property and equipment:
   Land                                                                5,356               8,489
   Buildings                                                          26,877              27,917
   Equipment                                                         127,044             111,677
   Construction in progress                                            2,431               2,355
                                                                  ----------          ----------
                                                                     161,708             150,438
   Less accumulated depreciation and amortization                     86,490              80,448
                                                                  ----------          ----------

       Net property and equipment                                     75,218              69,990
                                                                  ----------          ----------

                                                                  $  551,642          $  518,239
                                                                  ==========          ==========




          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                          December 31,       September 30,
                                                                      2004                2005
                                                                  ------------       ------------
                                                                   (Restated)
 Current liabilities:
   Current maturities of long-term debt                           $       42          $      161
   Accounts payable                                                   14,649              11,819
   Accrued liabilities                                                23,134              32,585
   Accrued environmental costs                                        16,570              17,488
   Payable to affiliates                                                 391                 789
   Income taxes                                                        3,661                 910
   Deferred income taxes                                              23,842                -
                                                                  ----------          ----------

       Total current liabilities                                      82,289              63,752
                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                         85               1,469
   Accrued pension costs                                               7,968               6,756
   Accrued postretirement benefits costs                              10,572               9,581
   Accrued environmental costs                                        51,247              41,228
   Deferred income taxes                                             103,420             111,105
   Other                                                               4,028               2,646
                                                                  ----------          ----------

       Total noncurrent liabilities                                  177,320             172,785
                                                                  ----------          ----------

 Minority interest                                                    58,404              47,145
                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                        6,054               6,070
   Additional paid-in capital                                        369,728             369,630
   Retained earnings (deficit)                                          -                      -
   Accumulated other comprehensive income (loss):
     Marketable securities                                            26,783              32,511
     Currency translation                                           (135,729)           (140,447)
     Pension liabilities                                             (33,207)            (33,207)
                                                                  ----------          ----------

       Total stockholders' equity                                    233,629             234,557
                                                                  ----------          ----------

                                                                  $  551,642          $  518,239
                                                                  ==========          ==========



Commitments and contingencies (Notes 12 and 14)



          See accompanying notes to consolidated financial statements.
                                                       - 6 -
                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three months ended                Nine months ended
                                                                 September 30,                     September 30,
                                                          --------------------------        --------------------------
                                                             2004             2005             2004            2005
                                                             ----             ----             ----            ----
                                                          (Restated)                        (Restated)

Net sales                                                  $  46,234        $  47,134        $ 695,113       $ 139,707
Cost of sales                                                 35,929           36,153          536,173         107,916
                                                           ---------        ---------        ---------       ---------

    Gross margin                                              10,305           10,981          158,940          31,791

Selling, general and administrative expense                    5,231            6,049           87,637          17,979
Other operating income (expense):
  Currency transaction gains (losses), net                      (105)             (43)             764             (58)
  Disposition of property and equipment                            -               (4)              (2)             (8)
  Other income                                                    97            1,195            7,041           2,638
  Corporate expense                                           (3,719)          (3,860)         (15,011)        (13,920)
                                                           ---------        ---------        ---------       ---------

    Income from operations                                     1,347            2,220           64,095           2,464

Equity in earnings of Kronos Worldwide, Inc.                   5,005            2,847            5,005          22,403
Other income (expense):
  Trade interest income                                           15               32              491              76
  Interest and dividend income from affiliates                 5,059              619            6,716           1,858
  Other interest income                                          195              785              904           2,445
  Securities transactions, net                                   (33)             (93)             (58)         14,603
  Interest expense                                               (86)             (90)         (18,253)           (287)
                                                           ---------        ---------        ---------       ---------

    Income from continuing operations before
         income taxes and minority interest                   11,502            6,320           58,900          43,562
Provision (benefit) for income taxes                           3,593            5,460         (248,717)         16,485
Minority interest in after-tax earnings (losses)               1,157           (1,929)         148,982            (413)
                                                           ---------        ---------        ---------       ---------

    Income from continuing operations                          6,752            2,789          158,635          27,490

Discontinued operations                                          219             -                 409            (326)
                                                           ---------        ---------        ---------       ---------

    Net income                                             $   6,971        $   2,789        $ 159,044       $  27,164
                                                           =========        =========        =========       =========

Cash dividend per share                                    $    -           $     .25        $     -         $     .50
                                                           =========        =========        =========       =========

Earnings per share:
    Basic:
          Income from continuing operations                $    .14         $     .06        $    3.28       $     .57
          Discontinued operations                                -                -                .01            (.01)
                                                           ---------        ---------        ---------       ---------

              Net income                                   $    .14         $     .06        $    3.29       $     .56
                                                           =========        =========        =========       =========

    Diluted:
          Income from continuing operations                $    .14         $     .06        $    3.28       $     .57
          Discontinued operations                                -                -                .01            (.01)
                                                           ---------        ---------        ---------       ---------

              Net income                                   $    .14         $     .06        $    3.29       $     .56
                                                           =========        =========        =========       =========

Weighted-average shares used in the calculation
  of net income per share:
  Basic                                                       48,395           48,558           48,299          48,534
  Dilutive impact of stock options                                64               36               88              49
                                                           ---------        ---------        ---------       ---------

                                                              48,459           48,594           48,387          48,583
                                                           =========        =========        =========       =========




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                      2004                2005
                                                                      ----                ----
                                                                   (Restated)

Net income                                                        $  159,044          $   27,164
                                                                  ----------          ----------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment -
    unrealized holding gains (losses) arising
    during the period                                                    194               5,728

 Currency translation adjustment, net of tax                            (105)             (4,718)
                                                                  ----------          ----------

      Total other comprehensive income (loss)                             89               1,010
                                                                  ----------          ----------

          Comprehensive income                                    $  159,133          $   28,174
                                                                  ==========          ==========






          See accompanying notes to consolidated financial statements.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                        Accumulated other
                                                                                   comprehensive income (loss)
                                                   Additional   Retained   ---------------------------------------------
                                          Common    paid-in     earnings    Marketable      Currency        Pension
                                          stock     capital     (deficit)   securities    translation     liabilities      Total
                                         -------  -----------   --------    ----------    -----------     -----------    ---------

Balance at December 31, 2004:
  Previously reported                     $6,054   $417,760     $ 10,970    $  26,783      $(136,648)     $ (33,191)    $ 291,728
  Prior period adjustments                  -       (48,032)     (10,970)        -               919            (16)      (58,099)
                                          ------   --------     --------    ---------      ---------      ---------      --------

         Balance, as restated              6,054    369,728         -          26,783       (135,729)       (33,207)      233,629

Net income                                  -          -          27,164         -              -              -           27,164

Issuance of common stock                      16      2,564         -            -              -              -            2,580

Dividends                                   -        (2,776)     (21,503)        -              -              -          (24,279)

Distribution of shares of Kronos
   Worldwide, Inc. common stock             -          -          (2,637)        -              -              -           (2,637)

Income tax on distribution                  -          -          (3,024)        -              -              -           (3,024)

Other comprehensive income (loss), net      -          -            -           5,728         (4,718)          -            1,010

Other                                       -           114         -            -              -              -              114
                                          ------   --------     --------    ---------      ---------      ---------      --------

Balance at September 30, 2005             $6,070   $369,630     $   -       $  32,511      $(140,447)     $ (33,207)     $ 234,557
                                          ======   ========     ========    =========      =========      =========      =========




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)


                                                                      2004                2005
                                                                      ----                ----
                                                                   (Restated)

 Cash flows from operating activities:
   Net income                                                     $  159,044          $   27,164
   Depreciation and amortization                                      32,724               8,420
   Deferred income taxes:
     Continuing operations                                          (261,824)            (11,411)
     Discontinued operations                                             203               (187)
   Minority interest:
     Continuing operations                                           148,982                (413)
     Discontinued operations                                            (203)               (151)
   Net loss from disposition of property and equipment                     2                 149
   Equity in earnings of Kronos Worldwide, Inc.                       (5,005)            (22,403)
   Distributions from Kronos Worldwide, Inc.                           6,095              13,214
   Distributions from TiO2 manufacturing joint venture                 8,300                -
   Net (gains) losses from securities transactions                        58             (14,603)
   Other, net                                                          1,547                (605)
   Change in assets and liabilities:
     Accounts and other receivables                                  (50,507)             (1,994)
     Inventories                                                      51,113                (763)
     Prepaid expenses                                                  1,309              (1,279)
     Accrued environmental costs                                      (6,660)             (8,685)
     Accounts payable and accrued liabilities                        (34,338)                 19
     Income taxes                                                     33,655              (1,370)
     Accounts with affiliates                                          2,101              (1,407)
     Other, net                                                       (3,704)               (404)
                                                                  ----------          ----------

         Net cash provided (used) by operating activities             82,892             (16,709)
                                                                  ----------          ----------

 Cash flows from investing activities:
   Capital expenditures                                              (13,602)             (8,828)
   CompX business acquisition, net of cash acquired                     -                 (7,342)
   Collection of loans to affiliates                                   2,000               2,000
   Change in restricted cash equivalents and marketable
    debt securities, net                                               5,995               5,134
   Proceeds from disposal of:
     Business unit                                                      -                 18,094
     Kronos common stock                                                -                 19,176
     Property and equipment                                            2,218                  19
   Cash of disposed business unit                                       -                 (4,006)
   Purchase of CompX common stock                                       -                   (707)
   Other, net                                                           -                   -
                                                                  ----------          ----------

         Net cash provided (used) by investing activities             (3,389)             23,540
                                                                  ----------          ----------






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                      2004                2005
                                                                      ----                ----
                                                                   (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                   $  102,221          $     -
     Principal payments                                             (128,081)                (48)
     Deferred financing costs paid                                       (28)                (28)
   Dividends paid                                                       -                (24,279)
   Distributions to minority interest                                (12,036)             (1,805)
   Proceeds from issuance of common stock:
     NL common stock                                                   8,793               2,488
     CompX common stock                                                  499                 639
                                                                  ----------          ----------

       Net cash used by financing activities                         (28,632)            (23,033)
                                                                  ----------          ----------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                      50,871             (16,202)
   Currency translation                                                 (420)                120
 Kronos cash balance at June 30, 2004                                (88,434)               -
 Cash and cash equivalents at beginning of period                     89,525              99,185
                                                                  ----------          ----------

 Cash and cash equivalents at end of period                       $   51,542          $   83,103
                                                                  ==========          ==========

 Supplemental disclosures:
     Cash paid (received) for:
       Interest, net of amounts capitalized                       $   17,062          $      105
       Income taxes, net                                             (17,807)             32,117

     Noncash investing activity - note receivable
          received upon disposal of business unit                 $     -             $    4,179

   Net assets of Kronos Worldwide, Inc. deconsolidated
     as of July 1, 2004:
         Cash and cash equivalents                                $   88,434
         Accounts and other receivables                              200,845
         Inventories                                                 209,816
         Other current assets                                          9,344
         Investment in TiO2 manufacturing joint venture              120,711
         Net property and equipment                                  413,171
         Other assets                                                209,105
         Current liabilities                                        (156,701)
         Long-term debt                                             (346,682)
         Note payable to affiliates                                 (200,000)
         Accrued pension costs                                       (66,227)
         Accrued postretirement benefits costs                       (10,677)
         Deferred income taxes                                       (50,730)
         Other liabilities                                           (13,408)
         Minority interest                                          (201,842)
                                                                  ----------

       Net assets                                                 $  205,159
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

     Accordingly, during the Company's close process for its fiscal quarter ended September 30, 2005, the Company concluded that:
o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $1.8 million, or $.04 per diluted share, in the third quarter of 2004, by $44.7 million, or $.92 per diluted share, in the first nine months of 2004, and by $1.2 million, or $.04 per diluted share, in the first six months of 2005;
o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation was misstated by an aggregate of $1.0 million in the nine months of 2004;
o its provision for income taxes accounted for as a direct reduction to stockholders' equity was misstated by $913,000 in the first quarter of 2005; and
o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $58.1 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items (including a $174.5 million increase to stockholders' equity in 2004 resulting from the settlement of a $227 million income tax liability by using 5.5 million shares of Kronos common stock with an aggregate $52.5 million carrying amount) which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to the following items:
o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., which investment the Registrant accounts for by the equity method, giving consideration to NL's investment in Kronos on a pure stand-alone separate company basis without regard to tax group membership with other affiliated companies;
o Current and deferred income taxes related to the Registrant's distributions or transfer of shares of Kronos common stock to its stockholders (including entities under common control); and
o    Current and deferred income tax provisions related to other items.

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

     The following tables show (i) selected consolidated balance sheet data as of December 31, 2004, and selected consolidated statements of income, comprehensive income, stockholders' equity and cash flow data for the interim periods ended September 30, 2004, in each case as previously reported, (ii) adjustments to such consolidated financial statement data to reflect the aggregate effect of this restatement and (iii) such consolidated financial statement data, as restated to reflect the aggregate effect of this restatement.







                               NL INDUSTRIES, INC.
                    SELECTED CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)
                                   (Unaudited)



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
                                                     =========           ========             =========






                               NL INDUSTRIES, INC.
                   SELECTED CONSOLIDATED INCOME STATEMENT DATA
                                 (In thousands)
                                   (Unaudited)

                                                      Three months ended                             Nine months ended
                                                     September 30, 2004                             September 30, 2004
                                        -------------------------------------------      ------------------------------------------
                                          Previously                                     Previously
                                           reported      Adjustments    As restated       reported      Adjustments    As restated
                                         ------------   ------------    -----------      -----------    -----------    -----------
                                                                   (In thousands, except per share data)

Income from continuing operations
   before income taxes and minority
   interest                                $  11,502      $    -         $  11,502        $  58,900       $   -         $  58,900

Provision (benefit) for income taxes           1,798          1,795          3,593         (293,393)        44,676       (248,717)

Minority interest in after tax earnings        1,157           -             1,157          148,982            -          148,982
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Income from continuing operations          8,547        (1,795)          6,752          203,311         (44,676)      158,635

Discontinued operations                          219          -                219              409            -              409
                                           ---------      ---------      ---------        ---------       ---------     ---------

    Net income                             $   8,766      $ (1,795)      $   6,971        $ 203,720       $ (44,676)    $ 159,044
                                           =========      =========      =========        =========       =========     =========

Earnings per share:
    Basic net income per share             $    .18       $   (.04)      $     .14        $    4.21       $    (.92)    $    3.29
                                           =========      =========      =========        =========       =========     =========

    Diluted net income per share           $    .18       $   (.04)      $     .14        $    4.21       $    (.92)    $    3.29
                                           =========      =========      =========        =========       =========     =========





                               NL INDUSTRIES, INC.

          SELECTED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME DATA

                         Nine months September 30, 2004

                                 (In thousands)
                                   (Unaudited)


                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------


Consolidated other comprehensive income:
  Net income                                         $ 203,720           $(44,676)            $ 159,044
                                                     =========           ========             =========

  Other comprehensive income, net of tax:
    Marketable securities                                  194               -                      194
    Currency translation adjustment                     (1,120)             1,015                  (105)
                                                     ---------           --------             ---------

      Total other comprehensive income                    (926)             1,015                    89
                                                     ---------           --------             ---------

    Comprehensive income                             $ 202,794           $(43,661)            $ 159,133
                                                     =========           ========             =========



                               NL INDUSTRIES, INC.
                SELECTED CONSOLIDATED STATEMENT OF CASH FLOW DATA
                      Nine months ended September 30, 2004
                                 (In thousands)
                                   (Unaudited)

                                                    Previously
                                                     reported           Adjustments         As restated
                                                    ----------          -----------         -----------

Items comprising cash flow from
  operating activities:

   Net income                                        $ 203,720          $ (44,676)            $ 159,044
                                                     =========           ========             =========

   Deferred income taxes                             $(304,318)          $ 42,494             $(261,824)
                                                     =========           ========             =========

   Accounts with affiliates                          $     313           $  2,182             $   2,495
                                                     =========           ========             =========

   Net cash provided by operating activities         $   82,892          $   -                $  82,892
                                                     =========           ========             =========

     In addition, during the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. The Company's results of operations for the nine months ended September 30, 2004, as presented herein, reflects this additional income tax benefit, which aggregated $8.7 million, or $.18 per diluted share, net of minority interest.

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

     Organization and basis of presentation

     NL Industries, Inc. (NYSE: NL) is a subsidiary of Valhi, Inc. (NYSE: VHI). At September 30, 2005, Valhi held approximately 83% of NL's outstanding common stock and Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The consolidated balance sheet of NL Industries, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2004 has been derived from the Company's audited consolidated financial statements at that date included in its Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 30, 2005, as amended by Amendment No. 1 on Form 10-K/A filed on May 31, 2005 and as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on December 21, 2005 (the "2004 Annual Report").

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

     The consolidated balance sheet at September 30, 2005, and the consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the interim periods ended September 30, 2004 and 2005, have been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the 2004 Annual Report.

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

         Other

     As disclosed in the 2004 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. See Note 16. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25 because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Net compensation cost recognized by the Company in accordance with APBO No. 25 was approximately $100,000 in the third quarter of 2004 and approximately $1.2 million in the first nine months of 2004. Net compensation expense (income) recognized by the Company was approximately $200,000 and ($200,000) in the third quarter and first nine months of 2005, respectively.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the third quarter and first nine months of 2004 and 2005 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for all awards granted subsequent to January 1, 1995.

                                                         Three months ended         Nine months ended
                                                            September 30,             September 30,
                                                      -----------------------    -----------------------
                                                          2004         2005          2004         2005
                                                          ----         ----          ----         ----
                                                            (In millions, except per share amounts)

Net income as reported                                 $  7.0         $ 2.8       $159.0         $27.2

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation
    expense determined under APBO No. 25                   .4            .1           .8           (.1)
  Stock-based employee compensation expense
    determined under SFAS No. 123                         (.1)          (.1)         (.4)          (.2)
                                                       ------         -----       ------         -----

Pro forma net income                                   $  7.3         $ 2.8       $159.4         $26.9
                                                       ======         =====       ======         =====

Diluted net income per share:
  As reported                                          $  .14         $ .06       $ 3.29         $ .56
  Pro forma                                            $  .15         $ .06       $ 3.30         $ .55

Note 2 - Business segment information:
                                                        % owned at
  Business segment             Entity                 September 30, 2005
--------------------    -----------------------     ----------------------

  Component products    CompX International Inc.            68%
  Chemicals             Kronos Worldwide, Inc.              36%

     The Company's ownership of CompX is held principally by CompX Group, Inc., an 82.4%-owned subsidiary of the Company. An affiliate of Valhi owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above includes NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX. During the first nine months of 2005, NL purchased approximately 48,000 shares of CompX common stock in open market transactions, representing approximately .3% of CompX's outstanding common stock for an aggregate amount of approximately $707,000.

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

     During the first nine months of 2005, NL sold approximately 470,000 shares of Kronos common stock in market transactions for an aggregate of $19.2 million. The Company recognized a $14.7 million pre-tax securities transaction gain related to such sales.

     In August 2005, CompX completed the acquisition of a company for aggregate cash consideration of $7.3 million, net of cash acquired. The purchase price has been allocated among the tangible and intangible net assets (including goodwill) acquired based upon a preliminary estimate of the fair value of such net assets. The pro forma effect to CompX and NL, assuming such acquisition had been completed as of January 1, 2005, is not material.

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





                                                         Three months ended         Nine months ended
                                                            September 30,             September 30,
                                                      -----------------------    -----------------------
                                                          2004         2005          2004         2005
                                                          ----         ----          ----         ----
                                                                         (In millions)
Net sales:
  Chemicals                                              $   -         $  -         $559.1        $   -
  Component products                                       46.2         47.1         136.0         139.7
                                                         ------        -----        ------        ------

    Total net sales                                      $ 46.2        $47.1        $695.1        $139.7
                                                         ======        =====        ======        ======

Segment profit:
  Chemicals                                              $   -          $   -       $ 66.3        $   -
  Component products                                        4.9          4.9          12.5          13.8
                                                         ------        -----        ------        ------

    Total segment profit                                    4.9          4.9          78.8          13.8

General corporate items:
  Interest and dividend income from affiliates              5.1           .6           6.7           1.9
  Other interest income                                      .2           .8            .9           2.4
  Securities transactions, net                               -           (.1)           -           14.6
  Insurance recoveries                                       -           1.2            .5           2.4
  Other income                                               .1           -             .3            .3
  General corporate expenses, net                          (3.7)        (3.8)        (15.0)        (13.9)
  Interest expense                                          (.1)         (.1)        (18.3)          (.3)
                                                         ------        -----        ------        ------

                                                            6.5          3.5          53.9          21.2
Equity in earnings of Kronos                                5.0          2.8           5.0          22.4
                                                         ------        -----        ------        ------

    Income from continuing operations before income
         taxes and minority interest                     $ 11.5        $ 6.3        $ 58.9        $ 43.6
                                                         ======        =====        ======        ======

     Component products segment profit, as presented above, may differ from amounts separately reported by CompX because the Company defines segment profit differently than CompX.

Note 3 - Accounts and other receivables:

                                                          December 31,        September 30,
                                                             2004                 2005
                                                         ------------         ------------
                                                                  (In thousands)

 Trade receivables                                       $  24,759              $ 22,630
 Recoverable VAT and other receivables                         551                 1,974
 Allowance for doubtful accounts                            (1,008)                 (340)
                                                         ---------              --------

                                                         $  24,302              $ 24,264
                                                         =========              ========





Note 4 - Inventories:

                                                          December 31,        September 30,
                                                             2004                 2005
                                                         ------------         ------------
                                                                  (In thousands)

 Raw materials                                           $   8,193              $  7,534
 Work in process                                            10,827                 9,942
 Finished products                                           9,696                 5,169
 Supplies                                                       65                    66
                                                         ---------              --------

                                                         $  28,781              $ 22,711
                                                         =========              ========

Note 5 - Marketable equity securities:

                                                          December 31,        September 30,
                                                             2004                 2005
                                                         ------------         ------------
                                                                  (In thousands)

 Valhi common stock                                      $  75,770              $ 84,671
 Other                                                          23                  -
                                                         ---------              --------

                                                         $  75,793              $ 84,671
                                                         =========              ========

     At  September   30,  2005  and  December  31,  2004,   the  Company   owned
approximately 4.7 million shares of Valhi common stock with a quoted market price of $17.98 per share and $16.09 per share, respectively.

Note 6 - Investment in Kronos:

     At September 30, 2005, the Company held 17.5 million shares of Kronos with a quoted market price of $31.74 per share, or an aggregate market value of $556 million.

     Securities transaction gains in the first nine months of 2005 relate primarily to NL's $14.7 million pre-tax gain from the sale of approximately 470,000 shares of Kronos common stock in market transactions for aggregate proceeds of $19.2 million.

     At September 30, 2005, Kronos reported total assets of $1.3 billion and stockholders' equity of $473.1 million. Kronos' total assets at September 30, 2005 include current assets of $527.0 million, net property and equipment of $414.4 million and an investment in a TiO2 manufacturing joint venture of $115.2 million. Kronos' total liabilities at September 30, 2005 include current liabilities of $193.9 million, long-term debt of $457.6 million, accrued postretirement benefits and pension costs aggregating $66.2 million and deferred income taxes of $58.3 million.

     During the three months ended September 30, 2005, Kronos reported net sales of $292.1 million, income from operations of $38.2 million and net income of $8.0 million (three months ended September 30, 2004: $286.1 million, $28.9 million and $10.0 million, respectively). During the nine months ended September 30, 2005, Kronos reported net sales of $895.7 million, income from operations of $142.4 million and net income of $62.2 million (nine months ended September 30, 2004: $845.1 million, $93.6 million and $304.6 million, respectively).




Note 7 - Other noncurrent assets:

                                                          December 31,        September 30,
                                                             2004                 2005
                                                         ------------         ------------
                                                                  (In thousands)

 Intangible assets                                       $   3,190              $  3,646
 Note receivable                                              -                    2,873
 Other                                                         525                   422
                                                         ---------              --------

                                                         $   3,715              $  6,941
                                                         =========              ========

     The note receivable relates to part of the consideration received by CompX from the January 2005 sale of its Thomas Regout operations in Europe. See Note 15.

Note 8 - Accrued liabilities:


                                                          December 31,        September 30,
                                                             2004                 2005
                                                         ------------         ------------
                                                                  (In thousands)

 Employee benefits                                       $  14,775              $ 13,591
 Other                                                       8,359                18,994
                                                         ---------              --------

                                                         $  23,134              $ 32,585
                                                         =========              ========


Note 9 - Other noncurrent liabilities:

                                                          December 31,        September 30,
                                                             2004                 2005
                                                         ------------         ------------
                                                                  (In thousands)

 Insurance                                               $   2,507              $  2,624
 Other                                                       1,521                    22
                                                         ---------              --------

                                                         $   4,028              $  2,646
                                                         =========              ========


Note 10 - Minority interest:

                                                          December 31,        September 30,
                                                             2004                 2005
                                                         ------------         ------------
                                                                  (In thousands)

 Minority interest in net assets:
   CompX International Inc.                              $ 49,154              $ 47,145
   NL Environmental Management Services, Inc.               9,250                  -
                                                         ---------              --------

                                                         $ 58,404              $ 47,145
                                                         =========              ========






                                                         Three months ended         Nine months ended
                                                            September 30,             September 30,
                                                      -----------------------    -----------------------
                                                          2004         2005          2004         2005
                                                          ----         ----          ----         ----
                                                                         (In thousands)

Minority interest in net earnings:
  Kronos Worldwide, Inc.                                 $   -        $  -          $145,837       $ -
  CompX International Inc.                                1,120        (1,929)         2,551         (475)
  NL Environmental Management Services, Inc.                 37          -               574           62
  Subsidiary of Kronos Worldwide, Inc.                       -           -                20         -
                                                         ------       -------       --------       ------

                                                         $1,157       $(1,929)      $148,982       $ (413)
                                                         ======       =======       ========       ======

     In June 2005, NL's majority-owned subsidiary, NL Environmental Management Services, Inc. ("EMS"), received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party. In June 2005, EMS set aside funds as payment for the shares of EMS, but as of September 30, 2005 the former minority shareholders have not tendered their shares, and accordingly the liability owed to these former minority shareholders, which has not been extinguished for financial reporting purposes as of September 30, 2005, is classified as a current liability at such date. Similarly, the funds which have been set aside are classified as a current asset at such date.

Note 11 - Other income:

                                                                    Nine months ended
                                                                      September 30,
                                                                  -------------------
                                                                  2004           2005
                                                                  ----           ----
                                                                    (In thousands)

Insurance recoveries                                            $   505        $ 2,431
Contract dispute settlement                                       6,289           -
Other                                                               247            207
                                                                 -------        -------

                                                                $ 7,041        $ 2,638
                                                                =======        =======

     Insurance recoveries in the first nine months of 2005 include $1.2 million that NL received in August 2005 in recovery from certain insolvent and former insurance carriers relating to settlement of excess insurance coverage claims.



Note 12 - Provision for income taxes:

                                                                    Nine months ended
                                                                      September 30,
                                                                  -------------------
                                                                  2004           2005
                                                                  ----           ----
                                                               (Restated)
                                                                     (In millions)

 Expected tax expense                                           $  20.6        $  15.2
 Non-U.S. tax rates                                                 (.4)           (.1)
 Incremental U.S. tax and rate differences on
  equity in earnings                                               44.9            3.5
 Change in deferred income tax valuation
   allowance, net                                                (308.4)            -
 Nondeductible expenses                                             1.9             .2
 U.S. state income taxes, net                                        .3             .3
 Refund of prior year German income taxes                          (3.1)            -
 Excess of book basis over tax basis of Kronos                                     2.7
   common stock sold or distributed                                 2.2
 Tax contingency reserve adjustment, net                          (16.0)          (4.1)
 Other, net                                                         9.3           (1.2)
                                                                -------        -------

                                                                $(248.7)       $  16.5
                                                                =======        =======

     Certain U.S. and non-U.S. tax returns of the Company and Kronos are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at September 30, 2005). Kronos filed a protest to this assessment, and believed that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). Kronos filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

o Kronos has received a tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies, including interest, of approximately Cdn. $5 million ($4 million). Kronos filed a protest and in October 2005, the Canadian tax authorities agreed to reduce the assessment and settle all issues, including interest, for approximately Cdn. $2 million ($1.7 million).

o During the third quarter of 2005, Kronos reached an agreement in principle with the German tax authorities regarding such tax authorities' objection to the value assigned to certain intellectual property rights held by Kronos' operating subsidiary in Germany. Under the agreement in principle, the value assigned to such intellectual property for German income tax purposes will be reduced retroactively, resulting in a reduction in the amount of Kronos' net operating loss carryforward in Germany as well as a future reduction in the amount of amortization expense attributable to such intellectual property.

o The $4.1 million non-cash tax contingency reserve adjustment recognized in the first nine months of 2005 relates primarily to favorable developments with respect to certain income tax items of NL in the U.S.

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

     Under GAAP, a company is required to recognize a deferred income tax liability with respect to the incremental U.S. taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of its foreign operations, as those earnings were deemed to be permanently reinvested. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management's intentions have changed. As of September 30, 2005, and based primarily upon changes in CompX management's strategic plans for its non-U.S. operations, management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested, except for the pre-2005 earnings in Taiwan. Accordingly, and in accordance with GAAP, in the third quarter of 2005, the Company recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provided for a special 85% deduction for certain dividends received from a controlled foreign corporation in 2005. In the third quarter of 2005, the Company and Kronos each completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.

Note 13 - Employee benefit plans:

     The components of net periodic defined benefit pension cost (income) are presented in the table below.

                                                          Three months ended              Nine months ended
                                                            September 30,                   September 30,
                                                      -----------------------    -----------------------
                                                          2004         2005          2004         2005
                                                          ----         ----          ----         ----
                                                                         (In thousands)

 Service cost                                            $ -          $  -          $  3,128       $ -
 Interest cost                                              760           753         10,780        2,271
 Expected return on plan assets                            (890)       (1,010)       (10,290)      (3,041)
 Amortization of prior service cost                        -             -               281         -
 Amortization of net transition   obligations and                         (16)                        (51)
    assets                                                  (17)                         273
 Recognized actuarial losses                                220            93          2,148          291
                                                         ------       -------       --------       ------

                                                         $   73       $  (180)      $  6,320       $ (530)
                                                         ======       =======       ========       ======





     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.

                                                          Three months ended              Nine months ended
                                                            September 30,                   September 30,
                                                      -----------------------    -----------------------
                                                          2004         2005          2004         2005
                                                          ----         ----          ----         ----
                                                                         (In thousands)

 Service cost                                            $ -          $  -          $    113       $ -
 Interest cost                                              289           211          1,229          633
 Amortization of prior service credit                       (72)          (72)          (583)        (215)
 Recognized actuarial losses                                 32          -               173         -
                                                         ------       -------       --------       ------

                                                         $  249       $   139       $    932       $  418
                                                         ======       =======       ========       ======

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

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or plaintiffs. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against NL in the future.

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

     During the first nine months of 2005, NL recognized $1.2 million of recoveries from certain insolvent former insurance carriers relating to the settlement of excess insurance claims received in August 2005. See Note 11. In addition, NL has reached an agreement with one of its former insurance carriers in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount which NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable.

     In October 2005 NL was served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et. al.(Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to NL under insurance policies issued to NL by the plaintiff's predecessor with respect to certain lead pigment lawsuits. NL has filed an action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347) asserting that OneBeacon has breached its obligations to NL under such insurance policies and seeking a declaratory judgment of OneBeacon's obligations to NL under such policies.

     While NL continues to seek additional recoveries of defense costs, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At September 30, 2005, no receivables for such recoveries have been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the first nine months of 2005 is presented in the table below.

                                                                   Amount
                                                               --------------
                                                               (In thousands)

 Balance at the beginning of the period                          $ 67,817
 Net additions charged to expense                                   1,472
 Payments                                                         (10,573)
                                                                 --------

 Balance at the end of the period                                $ 58,716
                                                                 ========

 Amounts recognized in the balance sheet
  at the end of the period:
      Current liability                                          $ 17,488
      Noncurrent liability                                         41,228
                                                                 --------

                                                                 $ 58,716
                                                                 ========

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed the Company's obligations. At September 30, 2005, the Company had accrued $58.7 million for those environmental matters which the Company believes are reasonably estimable. The Company believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which the Company believes it is possible to estimate costs is approximately $81 million. The Company's estimates of such liabilities have not been discounted to present value.

     At September 30, 2005, there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had an association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company. On certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs that could be material to NL if liability for such amounts ultimately were determined against NL.

     At December 31, 2004, the Company had $8 million in restricted cash held by special purpose trusts, the assets of which can only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures. During the first nine months of 2005, all of such restricted balances had been so utilized. Use of such restricted balances does not affect the Company's consolidated net cash flows.

     Other litigation. Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases, involving a total of approximately 12,500 plaintiffs and their spouses, remain pending. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot be reasonably estimated. To date, NL has not been adjudicated liable in any of these matters. Based on information available to NL, including facts concerning its historical operations, the rate of new claims, the number of claims from which NL has been dismissed and NL's prior experience in the defense of these matters, NL believes that the range of reasonably possible outcomes of these matters will be consistent with NL's historical costs with respect to these matters (which are not material), and no reasonably possible outcome is expected to involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

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

     The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity beyond the accruals already provided for.

Note 15 - Discontinued operations:

     As discussed in the 2004 Annual Report, in December 2004 CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in the Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 2), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of the European Thomas Regout operations have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheet as of December 31, 2004 or its 2004 statement of cash flows. In classifying the net assets of the Thomas Regout European operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout European operations to its estimated net realizable value. Such charge represented an impairment of goodwill.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer includes the results of operations or cash flows of the Thomas Regout European operations subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of the Thomas Regout European operations were approximately $860,000 (before income tax benefit) less than the net realizable value estimated at the time of the goodwill impairment charge
(primarily due to higher expenses associated with the disposal of such operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($326,000 loss, net of income tax benefit and minority interest). During the first nine months of 2004, the Thomas Regout European operations reported net sales of $30.5 million, income from operations of $2.1 million, interest expense of $1.1 million and net income of $645,000 (approximately $409,000 to NL, net of minority interest).

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

     Stock options. As permitted by regulations of the SEC the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL is not expected to be material, and because the Company has not granted any options and does not expect to grant any options prior to January 1, 2006, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should NL or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported net income of $2.8 million, or $.06 per diluted share, in the third quarter of 2005 compared to net income of $7.0 million, or $.14 per diluted share, in the third quarter of 2004. For the first nine months of 2005, the Company reported net income of $27.2 million, or $.56 per diluted share, compared to net income of $159.0 million, or $3.29 per diluted share, in the first nine months of 2004. As discussed in Note 1 to the Consolidated Financial Statements, the Company's consolidated financial statements have been restated.

     The decrease in the Company's diluted earnings per share from the third quarter and first nine months of 2004 to the third quarter and first nine months of 2005 is due primarily to the net effects of (i) higher component products segment profit, (ii) higher earnings attributable to Kronos' income from operations, (iii) security transactions gains from the sale of shares of Kronos common stock in 2005 and (iv) a significant second quarter 2004 non-cash income tax benefit related to Kronos. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of such second quarter 2004 income tax benefits related to Kronos.

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

     Also discussed in Note 1, prior to July 2004, Kronos was a majority-owned subsidiary of the Company. Following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first six months of 2004.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The  cyclicality  of  the  Company's   businesses  (such  as  Kronos'  TiO2
     operations),
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o Changes in raw material and other operating costs (such as energy and steel costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2 and component products),
o    Demand for office furniture,
o Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
o        Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    Service industry employment levels,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner, the New Taiwan dollar and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The timing and amounts of insurance recoveries,
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o    The introduction of trade barriers,
o    Potential difficulties in integrating completed or future acquisitions,
o Decisions to sell operating assets other than in the ordinary course of business,
o    Uncertainties associated with new product development,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters), and
o    Possible future litigation.

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

Component products

                                   Three months ended                       Nine months ended
                                      September 30,                            September 30,
                            ---------------------------------       ---------------------------------
                            2004         2005        % Change       2004         2005        % Change
                            ----         ----        --------       ----         ----        --------
                                               (In millions, except percentages)

Net sales                  $ 46.2      $ 47.1             +2%      $136.0     $ 139.7             +3%
Segment profit                4.9         4.9              *         12.5        13.8            +10%
_______________________

*  less than 1%

     Component product sales increased in the third quarter of 2005 as compared to the third quarter of 2004 due primarily to sales volumes associated with a component products business acquired in August 2005 and the net effect of fluctuations in foreign currency exchange rates (as discussed below), partially offset by lower precision slide and ergonomic products sales volumes. Component products sales increased in the first nine months of 2005 as compared to the same period in 2004 due primarily to increases in selling prices for certain products across all segments, sales volumes associated with the acquired business and the net effect of fluctuations in currency exchange rates (as discussed below), partially offset by sales volume decreases for certain products. During the third quarter of 2005, sales of precision slide and ergonomic products were 6% and 5% lower, respectively, as compared to the third quarter of 2005, while sales of security products increased 13%. During the first nine months of 2005, sales of precision slide and ergonomic products were 3% and 2% higher, respectively, as compared to the first nine months of 2004, and sales of security products were 2% higher. The percentage changes in both precision slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars. The results of the business acquired in August 2005, included as part of security products results, were not material.

     Component products segment profit increased in the first nine months of 2005 as compared to the same period in 2004 as the favorable impact of a continuous focus on reducing costs were partially offset by the negative impact of foreign currency exchange rate fluctuations (as discussed below).

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the third quarter of 2005, relative changes in foreign currency exchange rates increased component products sales by approximately $400,000 as compared to the third quarter of 2004, but decreased component products segment profit by approximately $600,000 ($1.3 million increase and $2.0 million decrease, respectively, during the year-to-date period).

     While demand has stabilized across most of CompX's product segments, certain customers continue to seek lower cost Asian sources as alternatives to
CompX's products. CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities. Asian-sourced competitive pricing pressures are expected to continue to be a challenge. CompX's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including CompX's Asian-based manufacturing facilities. CompX has also emphasized and focused on opportunities where it can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. CompX believes its combination of cost control initiatives together with its value-added approach to development and marketing of products helps to mitigate the impact of pricing pressures from Asian competitors.

     CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems and security products to improve operating results. In addition, CompX continues to develop sources for lower cost components for certain product lines to strengthen its ability to meet competitive pricing when practical. These actions, along with other activities to eliminate excess capacity, have been designed to position CompX to expand more effectively on both new product and new market opportunities to improve CompX's profitability.

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2004 and 2005 periods presented are primarily due to the net effects of (i) higher average TiO2 selling prices, (ii) lower TiO2 selling volumes and (iii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally decreasing during the first half of 2004, increasing during the last half of 2004 and the first six months of 2005 and decreasing during the third quarter of 2005.

     Effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. The following table shows information about Kronos' sales and segment profit for the 2004 and 2005 periods, including the third quarter of 2004 and all periods in 2005 for which the Company did not consolidate Kronos' results of operations.




                                            Three months ended                       Nine months ended
                                               September 30,                            September 30,
                                      ---------------------------------       ---------------------------------
                                      2004         2005        % Change       2004         2005        % Change
                                      ----         ----        --------       ----         ----        --------
                                                 (In millions, except percentages and volumes)

Net sales                             $286.1      $292.1           +2%       $845.1       $895.7           +6%
Segment profit                          29.8        39.5          +33%         96.2        146.8          +53%

TiO2 operating statistics:
Sales volumes*                         128           119           -7%          383          356           -7%
Production volumes*                    123           122           -1%          363          371           +2%

Percentage change in Ti02 average
    selling
    prices:
  Using actual foreign currency
       exchange rates                                              +8%                                    +12%
  Impact of changes in foreign
       currency exchange rates                                     -1%                                     -3%
                                                                  ----                                    ----

  In billing currencies                                            +7%                                     +9%
                                                                  ====                                    ====

_______________________________
* Thousands of metric tons

     Kronos' sales increased $6.0 million (2%) in the third quarter of 2005 compared to the third quarter of 2004 and increased $50.6 million (6%) in the first nine months of 2005 as compared to the same period in 2004 due primarily to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $2 million and $24 million in the quarter and year-to-date periods, respectively, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the third quarter and first nine months of 2005 were 7% and 9% higher as compared to the third quarter and first nine months of 2004, respectively. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the third quarter of 2005 increased 8% compared to the third quarter of 2004 and increased 12% for the first nine months of 2005 compared to the first nine months of 2004. Kronos' average TiO2 selling prices in billing currencies in the third quarter of 2005 decreased 1% compared to the second quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 8% and 12% increases in Kronos' average TiO2 selling prices during the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 7% and 9% increases in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during each of such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in both the third quarter and first nine months of 2005 decreased 7% compared to the corresponding periods in 2004, with volumes lower in all regions of the world. Kronos' production levels decreased 1% in the third quarter of 2005 and increased 2% during the first nine months of 2005 as compared to the same periods in 2004. Kronos' operating rates were near full capacity in those periods, and Kronos' production volumes were a new record for Kronos for a first nine-month period.

     Kronos' segment profit in the first nine months of 2004 includes income of $6.3 million ($2.1 million, or $.04 per diluted share, net of income taxes and minority interest) related to settlement of a contract dispute with a customer.

     Kronos has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by approximately a net $2 million in the third quarter of 2005 as compared to the same period in 2004 and increased TiO2 sales in the first nine months of 2005 by approximately $24 million compared to the same period in 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004. Overall, the net impact of currency exchange rate fluctuations on Kronos' segment profit comparisons resulted in approximately a net $2 million increase in Kronos' income from operations in the first nine months of 2005 as compared to the corresponding period in 2004 (currency exchange rate fluctuations did not have a significant effect on the quarter-to-quarter comparisons).

     Kronos expects its segment profit in 2005 will be significantly higher than 2004, due primarily to higher overall average selling prices on a year-to-year comparison basis. While Kronos expects its income from operations in calendar 2005 will be higher than calendar 2004, Kronos expects its income from operations in the fourth quarter of 2005 will be consistent with the third quarter of 2005, exclusive of the effect of any insurance recoveries which might be recognized as a result of Hurricane Rita (as discussed below). Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     On September 22, 2005, the chloride-process TiO2 facility operated by the Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005. Operations are expected to be restored in early November 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved are covered by insurance, and Kronos believes insurance will cover its business interruption losses (subject to applicable deductibles) resulting from its share of the lost production from LPC. Kronos' results of operations in the third quarter of 2005 include approximately $1 million of costs related to Hurricane Rita (primarily Kronos' share of LPC's unabsorbed fixed costs) for which no insurance recovery has yet been recognized as the amounts are not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries. Kronos' owned warehouse and slurry facilities located near LPC's facility were also temporarily closed due to the storm, but property damage to these facilities was not significant.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2005 (absent the effect of the hurricane described above) is approximately 500,000 metric tons, with approximately 10,000 metric tons additional capacity expected to be available in 2006 through its continued debottlenecking efforts.

Equity in earnings of Kronos

                                  Three months ended      Three months ended       Nine months ended
                                    September 30,           September 30,            September 30,
                                         2004                    2005                     2005
                                  ------------------      ------------------       -----------------
                                                             (In millions)

 Kronos historical:
   Net sales                            $286.1                   $292.1                  $895.7
                                        ======                   ======                  ======

   Segment profit                         29.8                     39.5                   146.8
   Security transaction gain                -                        -                      5.4
   Other general corporate, net           (4.9)                     (.9)                   (3.2)
   Interest expense                       (8.7)                   (10.6)                  (34.0)
                                        ------                   ------                  ------
                                          16.2                     28.0                   115.0

   Income tax expense                     (6.2)                   (20.0)                  (52.8)
                                        ------                   ------                  ------

     Net income                         $ 10.0                   $  8.0                  $ 62.2
                                        ======                   ======                  ======

   Equity in earnings of
     Kronos Worldwide, Inc.             $  5.0                   $  2.8                  $ 22.4
                                        ======                   ======                  ======

     See the preceding discussion relating to Kronos' sales and segment profit in 2004 and 2005. The security transaction gain in the first nine months of 2005 relates to Kronos' sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for approximately $5.4 million ($1.3 million or $.03 per diluted share, net of income taxes and minority interest to the Company). Kronos' interest expense in the second quarter and first six months of 2005 relates principally to Kronos International, Inc.'s ("KII") Senior Secured Notes. Kronos' income tax expense in the third quarter of 2005 includes a net non-cash provision of $5.0 million
($1.2 million, or $.02 per diluted share, net of minority interest to NL) related to developments with respect to ongoing non-U.S. income tax audits, primarily in Germany, Belgium and Canada.

General corporate items

     Securities transactions. Securities transactions in the first nine months of 2005 relate principally to a $14.7 million pre-tax gain ($8.0 million, or $.17 per diluted share, net of income taxes) related to NL's sale of approximately 470,000 shares of Kronos common stock in market transactions during the six months ended June 30, 2005. See Note 2 to the Consolidated Financial Statements.

     Interest expense. Substantially all of the interest expense in the first nine months of 2004 relates to Kronos. Interest expense related to CompX in the third quarter of 2005 was consistent with interest expense in the third quarter of 2004 and declined by approximately $200,000 in the first nine months of 2005 compared to the corresponding period in 2004 due primarily to lower average levels of outstanding debt. CompX expects interest expense will be comparable during the fourth quarter of 2005 to the fourth quarter of 2004.

     Insurance recoveries. During the first nine months of 2005, NL recognized $1.2 million of recoveries from certain insolvent former insurance carriers relating to the settlement of excess insurance claims received in August 2005. See Note 11. In addition, NL has reached an agreement with one of its former insurance carriers in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount which NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable.

     While NL continues to seek additional recoveries of defense costs, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     General corporate expenses. Net general corporate expenses in the third quarter of 2005 were approximately 4% higher than the third quarter of 2004 due primarily to higher legal expenses of NL, but were approximately 7% lower in the first nine months of 2005 than the same period of 2004 due primarily to consolidation of Kronos general corporate expenses through June 30, 2004. Net general corporate expenses in calendar 2005 are currently expected to be higher than 2004, primarily due to higher expected legal expenses of NL in the fourth quarter of 2005 resulting from an increase in litigation and related expenses. However, obligations for environmental remediation are difficult to assess and estimate and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 14 to the Consolidated Financial Statements.


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

     The Company's income tax expense in the first nine months of 2005 includes the net non-cash effects of (i) the favorable effect of recent developments with respect to certain income tax items of NL of $4.1 million (or $.08 per diluted share) and (ii) the unfavorable effect with respect to a change in CompX's permanent reinvestment conclusion regarding its non-U.S. subsidiaries of $9.0 million ($6.2 million, or $.13 per diluted share, net of minority interest). As previously reported, the Company's income tax benefit in the first nine months of 2004 includes (i) a $268.6 million income tax benefit ($135.7 million, or $2.80 per diluted share, net of minority interest) related to the reversal of a deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally net operating loss carryforwards) and (ii) a $49.1 million income tax benefit ($1.00 per diluted share) related to income tax attributes of a subsidiary of NL.

     As previously disclosed, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of its investment in Kronos beginning in December 2003 following the Company's pro-rata distribution of shares of Kronos common stock to NL's shareholders. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was $45.4 million in the nine months ended September 30, 2004 and $441,000 in the nine months ended September 30, 2005. In addition, the Company's provision for income taxes in the nine months ended September 30, 2004 and 2005 includes an aggregate $2.2 million and $913,000, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to its shareholders.

Minority interest

     See Note 10 to the Consolidated Financial Statements.

Discontinued operations.

     See Note 15 to the Consolidated Financial Statements.

Accounting principles not yet implemented.

     See Note 16 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

Summary

     The Company's primary source of liquidity on an ongoing short-term (defined as the twelve-month period ending September 30, 2006) and long-term (defined as the five-year period ending December 31, 2009, the time period for which the Company generally does long-term budgeting) basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures,
(ii) repay any short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends. In addition, from time-to-time the Company may incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company may from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

Operating activities

     Cash flows from operating activities decreased from $82.9 million provided by operating activities in the first nine months of 2004 to $16.7 million of cash used by operating activities in the first nine months of 2005. This $99.6 million decrease was due primarily to the deconsolidation of Kronos, effective July 1, 2004. As such, cash from operating activities in the first nine months of 2005 is not comparable to the corresponding period in 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

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

     Relative changes in working capital assets and liabilities can have a significant effect on cash flows from operating activities. CompX's average days sales outstanding related to its continuing operations increased from 38 days at December 31, 2004 to 43 days at September 30, 2005, due to the timing of collection on the slightly higher accounts receivable balance at the end of September. CompX's average number of days in inventory related to its continuing operations was 52 days at December 31, 2004 and 57 days at September 30, 2005. The increase in days in inventory is primarily due to higher raw material prices, primarily steel.

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

                                                                    Nine months ended
                                                                      September 30,
                                                                 -----------------------
                                                                 2004               2005
                                                                 ----               ----
                                                                        (In millions)

Cash provided (used) by operating activities:
  Kronos                                                        $ 67.5            $   -
  CompX                                                          20.8               14.2
  NL Parent                                                        7.6              (8.7)
  Other                                                           (.6)             (18.3)
  Eliminations                                                   (12.4)             (3.9)
                                                                ------            ------

                                                                $ 82.9            $(16.7)
                                                                ======            ======

Investing and financing activities

     In 2005, substantially all of the Company's consolidated capital expenditures relate to CompX. During the first nine months of 2005, (i) NL sold shares of Kronos common stock in market transactions for $19.2 million, (ii) CompX received a net $18.1 million from the sale of its Thomas Regout European operations (which had approximately $4.0 million of cash at the date of disposal), (iii) NL acquired CompX common stock in market transactions for $707,000, (iv) NL collected $2 million on its loan to one of the Contran family trusts and (v) CompX acquired a company for an aggregate of $7.3 million. See Notes 2 and 15 to the Consolidated Financial Statements.

     Distributions to minority interest in 2005 consist of CompX dividends paid to shareholders other than NL. Other cash flows from financing activities in 2005 relate primarily to proceeds from the issuance of NL and CompX common stock upon exercise of stock options.

     At September 30, 2005, unused credit available under existing credit facilities approximated $47.5 million, all under CompX's revolving credit facility. CompX expects to close on an extension of its credit facility during the fourth quarter of 2005.

     Provisions contained in certain of the Company's and its subsidiaries' and affiliates' credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business, which provision was waived in connection with CompX's sale of its Thomas Regout European operations. Other than operating leases discussed in the 2004 Annual Report, neither NL nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

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

     In August 2005, CompX completed an acquisition of a company for $7.3 million, net of cash acquired. See Note 2 to the Consolidated Financial Statements. During the fourth quarter of 2005, CompX expects to obtain an extension of its $47.5 million revolving bank credit facility, which currently expires in January 2006. CompX had no balance outstanding under such facility at September 30, 2005.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. CompX had no such foreign currency contracts outstanding at September 30, 2005.

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

Chemicals - Kronos

     At September 30, 2005, Kronos had cash, cash equivalents and marketable debt securities of $66.5 million, including restricted balances of $3.6 million, and Kronos had approximately $147 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At September 30, 2005, Kronos' outstanding debt was comprised of (i) $457.6 million related to KII's Senior Secured Notes and (ii) approximately $200,000 of other indebtedness. During the second quarter of 2005, Kronos extended the respective maturity dates of its European and U.S. revolving credit facilities, each by three years to June 2008 and September 2008, respectively.

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

     Based upon Kronos' expectations for the TiO2 industry and anticipated demand for Kronos' cash resources as discussed herein, Kronos expects to have sufficient short-term and long-term liquidity to meet its future obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     See Note 12 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various non-U.S. jurisdictions, and see Note 14 to the Consolidated Financial Statements with respect to legal proceedings with respect to Kronos.

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. For the periods ended September 30, 2004 and 2005, Kronos has not used hedge accounting for any of its contracts. To manage such exchange rate risk, at September 30, 2005, Kronos held a series of contracts, which mature through December 2005, to exchange an aggregate of U.S. $10.0 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.25 to Cdn. $1.26 per U.S. dollar. At September 30, 2005, the actual exchange rate was Cdn. $1.18 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at September 30, 2005 was not material.

     Kronos International Inc.'s assets consist primarily of investments in its operating subsidiaries, and its ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of its subsidiaries have guaranteed the Senior Secured Notes, although Kronos International has pledged 65% of the common stock or other ownership interest of certain of its first-tier operating subsidiaries as collateral of such Senior Secured Notes.

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

NL Industries

     At September 30, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $66.9 million, including restricted balances of $12.1 million. See Note 14 to the Consolidated Financial Statements.

     See Note 12 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 14 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" for discussion of certain legal proceedings and environmental matters with respect to NL.

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

     Because NL's operations are conducted primarily through its subsidiaries and affiliates, NL's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In the fourth quarter of 2004, CompX reinstated its regular quarterly dividend at the $.125 per share rate. At that rate, and based on the 10.4 million shares of CompX held directly or indirectly by NL at September 30, 2005, NL would receive aggregate annual dividends from CompX of $5.2 million. Kronos' current quarterly dividend is $.25 per share. At that rate, and based on the 17.5 million shares of Kronos held by NL at September 30, 2005, NL would receive aggregate annual dividends from Kronos of $17.5 million.

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


ITEM 4.  CONTROLS AND PROCEDURES

     Restatement. As disclosed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded to restate the Company's consolidated financial statements as of December 31, 2004, and for the interim periods ended September 30, 2004 as well as the March 31, 2005 and June 30, 2005 interim periods. The restatement relates to misstatements of the Company's provision for income taxes for the interim periods ended September 30, 2004, and the Company's related income tax accounts (current and deferred) as of December 31, 2004.

     The guidance set forth in Auditing Standard No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this restatement, the Company has concluded that a material weakness existed at December 31, 2004 and September 30, 2005.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's President and Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based upon their evaluation, and as a result of the material weakness discussed below, these executive officers have concluded that the Company's disclosure controls and procedures are not effective as of the date of such evaluation.


     A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes which contributed to the following material weaknesses:

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

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.








                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 14 to the Consolidated Financial Statements and to the 2004 Annual Report for descriptions of certain previously reported legal proceedings.

     Thomas v. Lead Industries Association, et al (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). This previously reported case is now proceeding in the trial court.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In September 2005, the state dismissed its Unfair Trade Practices Act claim against NL without prejudice. Trial commenced on November 1, 2005 on the state's remaining claims of public nuisance, indemnity and unjust enrichment. In addition to compensatory and punitive damages, the state is seeking abatement of lead pigment from residential housing in the State.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). In March 2005, the defendants filed a motion for summary judgment. A new trial date will not be determined until after the court rules on this motion.

     City of Milwaukee v. NL Industries,  Inc. and Mautz Paint  (Circuit  Court,
Civil  Division,  Milwaukee  County,  Wisconsin,  Case  No.  01CV003066).   This
previously reported case is now proceeding in the trial court.

     In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702). In August 2005, the appellate court affirmed the trial court's dismissal of all counts except for the state's public nuisance count, which has been reinstated. In November 2005, the New Jersey Supreme Court granted defendants' petition seeking review of the appellate court's ruling on the public nuisance count.

     Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). In September 2005, the plaintiff voluntarily dismissed the case without prejudice.

     Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B). In November 2005, the plaintiff voluntarily dismissed the case without prejudice.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In September 2005, the court reset the trial date for July 2006.

     Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). In August 2005, the court denied NL's motion to strike plaintiffs' fraud claim for lack of particularity, allowing plaintiffs to re-plead this claim.

     In  October  2005,  NL was served  with a  complaint  in Evans v.  Atlantic
Richfield Company, et. al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which she resided. Plaintiff seeks compensatory and punitive damages. NL intends to deny all allegations of liability.

     In December 2005, NL was served with a complaint in Hurkmans v. Salczenko, et. al. (Circuit Court, Marinette County, Wisconsin, Case No. 05-CV-418). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the home in which he resided. Plaintiff seeks compensatory damages. NL intends to deny all allegations of liability.

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



                                                       NL INDUSTRIES, INC.
                                                -------------------------------
                                                         (Registrant)



Date   December 22, 2005                     By /s/ Gregory M. Swalwell
       -----------------                        -------------------------------
                                                 Gregory M. Swalwell
                                                   Vice  President,   Finance
                                                   and  Chief  Financial
                                                   Officer (Principal
                                                   Financial Officer)


Date   December 22, 2005                     By /s/ James W. Brown
       -----------------                        -------------------------------
                                                 James W. Brown
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)