Form 10-K
period 2005-12-31
NL INDUSTRIES INC
filed 2006-03-16
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2005
                                                        -----------------

         Commission file number 1-640
                                -----

                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New Jersey                                           13-5267260
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
-------------------------------------------                -------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
     Title of each class                               which registered
---------------------------                     -----------------------------
        Common stock                               New York Stock Exchange
      ($.125 par value)

Securities registered pursuant to Section 12(g) of the Act:

                  None.

Indicate by check mark:

     If the Registrant is a well-known  seasoned issuer,  as defined in Rule 405
     of the Securities Act. Yes    No X
                               ---   ---

     If the Registrant is not required to file reports pursuant to Section 13 or
     Section 15(d) of the Act. Yes    No X
                                  ---   ---

     Whether the  Registrant  (1) has filed all reports  required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                              ---   ---

     If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
     this Form 10-K. Yes    No X
                        ---   ---

     Whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large
     accelerated filer    Accelerated filer X  Non-accelerated filer
                      ---                  ---                      ---

     Whether the  Registrant is a shell company (as defined in Rule 12b-2 of the
     Act). Yes    No X
              ---   ---

The aggregate market value of the 7.9 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2005 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $121 million.

As of February 28, 2006, 48,563,034 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


                                     PART I


ITEM 1.  BUSINESS

     NL Industries, Inc. (NYSE: NL), organized as a New Jersey corporation in 1891, has operations through majority-owned subsidiaries and less than majority-owned affiliates in the component products and chemicals industries. Information regarding the Company's business segments and the companies conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 3 to the Consolidated Financial Statements, which information is incorporated herein by reference. The Company is based in Dallas, Texas.

Component Products                CompX is a leading  manufacturer  of  precision  ball  bearing
CompX International Inc.- 70%     slides,  security  products  and  ergonomic  computer  support
owned at December 31, 2005        systems   used   in   office    furniture,    computer-related
                                  applications  and a  variety  of other  industries.  CompX has production facilities in North America and Asia.

Chemicals                         Kronos  is  a  leading  global   producer  and  marketer  of
 Kronos Worldwide, Inc. - 36%     value-added  titanium dioxide pigments  ("TiO2"),  which are
  owned at December 31, 2005      used for imparting  whiteness,  brightness  and opacity to a diverse range of customer  applications and end-use markets, including  coatings,  plastics,  paper and other  industrial
                                  and   consumer   "quality-of-life"   products.   Kronos  has
                                  production  facilities  in Europe and North  America.  Sales of TiO2 represent  about 90% of Kronos' total sales in 2005, with  sales of other  products  that  are  complementary  to
                                  Kronos' TiO2 business comprising the remainder.

     At December 31, 2005, (i) Valhi (NYSE: VHI) held approximately 83% of NL's outstanding common stock, (ii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock, (iii) Valhi held an additional 57% of Kronos' outstanding common stock and (iv) Titanium Metals Corporation ("TIMET") (NYSE:TIE), an affiliate of Valhi, held an additional 18% of CompX's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control such companies. See Notes 1 and 17 to the Consolidated Financial Statements.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 1A - "Risk Factors," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors,
o    The  cyclicality  of  the  Company's   businesses  (such  as  Kronos'  TiO2
     operations),
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o Changes in raw material and other operating costs (such as energy and steel costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2 and component products),
o    Demand for office furniture,
o Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    Service industry employment levels,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner, the New Taiwan dollar and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The timing and amounts of insurance recoveries,
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o    The introduction of trade barriers,
o    Potential difficulties in integrating completed or future acquisitions,
o Decisions to sell operating assets other than in the ordinary course of business,
o    Uncertainties associated with new product development,
o The ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the "more-likely-than-not" recognition criteria,
o Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities as well as adjustments to environmental remediation at sites related to former operations of the Company),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters), and
o    Possible future litigation.

     Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     General. CompX is a leading manufacturer of precision ball bearing slides, security products (cabinet locks and other locking mechanisms) and ergonomic computer support systems used in office furniture, computer-related applications and a variety of other industries. CompX's products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of precision ball bearing slides, security products and ergonomic computer support systems. In 2005, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 42%, 43% and 15%, respectively, of net sales related to continuing operations, respectively.

     In January 2005, CompX completed the disposition of all of the net assets of its Thomas Regout operations conducted in the Netherlands. Thomas Regout's results of operations are classified as discontinued operations in the Company's Consolidated Financial Statements. In August 2005, the Company completed the acquisition of a component product business for aggregate cash consideration of $7.3 million, net of cash acquired. See Notes 2 and 24 to the Consolidated Financial Statements.

     Products, product design and development. Precision ball bearing slides manufactured to stringent industry standards are used in such applications as office furniture, computer-related equipment, file cabinets, desk drawers, automated teller machines, tool storage cabinets and imaging equipment. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement, and the Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom mount freezers.

     Security products are used in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox, medical and other industries. These products include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and its patented, high-security TuBar locking system. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms. These products include CompX's Leverlock keyboard arm, which is designed to make the adjustment of an ergonomic keyboard arm easier. In addition, CompX offers its engineering and design capabilities for the design and manufacture of products on a proprietary basis for key customers.

     CompX's precision ball bearing slides and ergonomic computer support systems are sold under the CompX Precision Slides, CompX Waterloo, Waterloo Furniture Components, CompX DurISLide, and CompX Dynaslide brand names. Security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, Stock Locks, KeSet, eLock, ACE II and TuBar brand names. Ergonomic products are sold under the CompX ErgonomX brand name. CompX believes that its brand names are well recognized in the industry.

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

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2005, the ten largest customers accounted for about 43% of component products sales (2004 - 43%; 2003 - 44%). In 2004 and 2005, one customer accounted for 11% and
10%, respectively, of CompX's sales. No single customer accounted for more than 10% of CompX's sales in 2003.

     Manufacturing and operations. At December 31, 2005, CompX operated six manufacturing facilities in North America related to its continuing operations (two in Illinois and one in each of Canada, South Carolina, Wisconsin and Michigan) and two in Taiwan. Precision ball bearing slides are manufactured in the facilities located in Canada, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. Ergonomic products are manufactured in the facility located in Canada. Other component products are manufactured at the Wisconsin facility acquired in 2005. The Company owns all of these facilities except for one of the Taiwan facilities which is leased. CompX also leases a distribution center in California. CompX believes that all of its facilities are well maintained and satisfactory for their intended purposes.

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

     CompX occasionally enters into raw material purchase arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins can be affected by such raw material cost pressures.

     Competition. The markets in which CompX participates are highly competitive. CompX competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. CompX focuses its efforts on the middle and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

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

     Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activity. CompX's patents generally have a term of 20 years, and have remaining terms ranging from less than 3 years to 18 years at December 31, 2005. CompX's major trademarks and brand names including CompX, CompX Security Products, CompX Waterloo, CompX ErgonomX, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited, CompX DurISLide and CompX Dynaslide, which are protected by registration in the United States and elsewhere with respect to the products CompX manufactures and sells. CompX believes such trademarks are well recognized in the component products industry.

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

     Employees. As of December 31, 2005, CompX employed approximately 1,230 persons, including 750 in the United States, 330 in Canada, and 150 in Taiwan. Approximately 70% of CompX's employees in Canada are represented by a labor union covered by a collective bargaining agreement which provides for annual wage increases from 1% to 2.5% over the life of the contract. A new collective bargaining agreement was ratified in December 2005 and expires in January 2009. Wage increases for these Canadian employees historically have also been in line with overall inflation indices. CompX believes its labor relations are satisfactory.

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

     By volume, approximately one-half of Kronos' 2005 sales volumes were attributable to markets in Europe with approximately 38% to North America and the balance to export markets. Kronos believes it is the second-largest producer of TiO2 in Europe, with an estimated 20% share of European TiO2 sales volumes in 2005 and has an estimated 15% share of North American TiO2 sales volumes.

     Per capita consumption of TiO2 in the United States and Western Europe far exceeds consumption in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant markets for TiO2 consumption could emerge in Eastern Europe, the Far East or China, as the economies in these regions continue to develop to the point that quality-of-life products, including TiO2, experience greater demand.

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

     Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers in over 100 countries with the majority of sales in Europe and North America. TiO2 is distributed by rail and truck in either dry or slurry form and by ocean carrier in dry form. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

     Sales of TiO2 represented about 90% of Kronos' total sales in 2005. Sales of other products, complementary to Kronos' TiO2 business, are comprised of the following:

o Kronos owns an ilmenite mine in Norway operated pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of Kronos' European sulfate-process plants. The mine has estimated reserves that are expected to last at least 50 years. Ilmenite sales to third-parties represented approximately 5% of Kronos' consolidated net sales in 2005.
o Kronos manufactures and sells iron-based chemicals, which are by-products and processed by-products of the TiO2 pigment production process. These co-product chemicals are marketed through Kronos' Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products. Sales of iron based chemical products were about 4% of chemical sales in 2005.
o Kronos manufactures and sells certain titanium chemical products (titanium oxychloride and titanyl sulfate), which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments. Sales of these products were about 1% of chemical sales in 2005.

     Manufacturing process, properties and raw materials. Kronos manufactures TiO2 using both the chloride process and the sulfate process. Approximately 73% of Kronos' current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield and production of less waste and lower energy requirements and labor costs. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology can produce either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is "finished" into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2005, chloride-process production facilities represented approximately 64% of industry capacity.

     During 2005, Kronos operated four TiO2 facilities in Europe (one in each of Leverkusen, Germany, Nordenham, Germany, Langerbrugge, Belgium and Fredrikstad, Norway). In North America, Kronos operates a TiO2 facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, has a one-half interest in a TiO2 plant in Lake Charles, Louisiana. TiO2 is produced using the chloride process at the Leverkusen, Langerbrugge, Varennes and Lake Charles facilities, while TiO2 is produced using the sulfate process at the Nordenham, Leverkusen, Fredrikstad and Varennes facilities. Kronos owns an ilmenite ore mine in Norway operated pursuant to a governmental concession with an unlimited term, and Kronos also owns a TiO2 slurry facility in Louisiana and leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe. Kronos' co-products are produced at its Norwegian, Belgian and German facilities, and its titanium chemicals are produced at its Belgian and Canadian facilities. The Company believes the transportation access to its facilities, which is generally maintained by the applicable local government, is adequate for the Company's purposes.

     All of Kronos' principal production facilities are owned, except for the land under the Leverkusen and Fredrikstad facilities. The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. Kronos leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility, which is owned by Kronos and which represents approximately one-third of Kronos' current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for such land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, including chlorine, auxiliary and operating materials and utilities and services necessary to operate the Leverkusen facility.

     Kronos produced a company record 492,000 metric tons of TiO2 in 2005, compared to the prior records of 484,000 metric tons in 2004 and 476,000 metric tons in 2003. Such production amounts include the Company's one-half interest in the joint venture owned Louisiana plant discussed below. Kronos' average production capacity utilization rates were near full capacity in 2003, 2004 and 2005. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some slight additional capacity available in 2007 through Kronos' continued debottlenecking efforts.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchased approximately 430,000 metric tons of chloride feedstock in 2005, of which the vast majority was slag. Kronos purchased chloride process grade slag in 2005 from a subsidiary of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited South Africa under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia) under a long-term supply contract that expires at the end of 2009. Kronos does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride process feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock, derived primarily from rock and beach sand ilmenite, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, Kronos owns and operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2005. Kronos produced approximately 816,000 metric tons of ilmenite in 2005, of which approximately 317,000 metric tons were used internally with the remainder sold to third parties. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag (approximately 29,000 metric tons in 2005) primarily from Q.I.T. Fer et Titane Inc. Canada, a subsidiary of Rio Tinto plc UK, under a long-term supply contract that expires at the end of 2009. Raw materials purchased under these contracts and extensions thereof are expected to meet the Company's sulfate process feedstock requirements over the next several years. The contracts contain fixed quantities that Kronos is required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased. The quantities under these contracts do not require Kronos to purchase feedstock in excess of amounts that Kronos would reasonably consume in any given year. The pricing under these agreements is generally negotiated annually.

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

                                                  Quantities of Raw Materials Procured or
                                                                   Mined
                                                ---------------------------------------------
                                                ---------------------------------------------
Production Process/Raw Material                        (In thousands of metric tons)

Chloride process plants -
  purchased slag or natural rutile ore                              433

Sulfate process plants:
  Raw ilmenite ore mined internally                                 317
  Purchased slag                                                     29

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

     Kronos is required to purchase one-half of the TiO2 produced by the joint venture. The manufacturing joint venture operates on a break-even basis, and accordingly Kronos does not report any equity in earnings of the joint venture. With the exception of raw material and packaging costs for the pigment grades produced, Kronos and Huntsman share all costs and capital expenditures of the joint venture equally. Kronos' share of the net costs of the joint venture is reported as a component of its cost of sales as the related TiO2 acquired from the joint venture is sold.

     Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. Kronos believes that it is the leading seller of TiO2 in several countries, including Germany, with an estimated 12% share of worldwide Ti02 sales volume. Overall, Kronos is the world's fifth largest producer of TiO2.

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Tronox Incorporated; Huntsman; and Ishihara Sangyo Kaisha, Ltd. Kronos' five largest competitors have estimated individual shares of TiO2 production capacity ranging from 24% to 4%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total North American TiO2 production capacity and is Kronos' principal North American competitor.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in Kronos' experience). Kronos is not aware of any greenfield plant under construction in the United States, Europe or any other part of the world. However, a competitor has announced its intention to build a greenfield facility in China, but it is not clear when construction will begin and it is not likely that any product would be available until 2010, at the earliest. During 2004, certain competitors either idled or shut down facilities. However, Kronos does expect that industry capacity will increase as Kronos and its competitors continue to debottleneck their existing facilities. Based on the factors described above, Kronos expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to Kronos' expectations. If actual developments differ from Kronos' expectations, Kronos and the TiO2 industry's performances could be unfavorably affected.

     Research and development. Kronos' expenditures for research and development process technology and quality assurance activities were approximately $7 million in 2003, $8 million in 2004 and $9 million in 2005. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

     Kronos continually seeks to improve the quality of its grades, and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Since 1999, thirteen new grades have been added for plastics, coatings, fiber and paper laminate applications.

     Patents and trademarks. Patents held for products and production processes are important to Kronos and its continuing business activities. Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. Kronos' existing patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from one to 20 years. Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos is engaged in disputes relating to the protection and use of intellectual property relating to its products.

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

     Customer base and annual seasonality. Kronos believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for approximately 26% of sales in 2005. Neither Kronos' business as a whole or that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2005, Kronos employed approximately 2,415 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 420 employees in Canada and 1,945 employees in Europe.

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

     Kronos' U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. Kronos believes the TiO2 plant owned by the LPC joint venture and the TiO2 slurry facility owned by Kronos in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Kronos has no other U.S. plants.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member of the EU, generally patterns its environmental regulations after the EU. Kronos believes that it has obtained all required permits and is in substantial compliance with applicable EU requirements.

     At its sulfate plant facilities in Leverkusen and Nordenham, Germany, Kronos recycles weak sulfuric acid either through contracts with third parties or using its own facilities. At Kronos' Fredrikstad, Norway plant, Kronos ships its spent acid to a third party location where it is treated and disposed. Kronos' Canadian sulfate plant neutralizes its spent acid and sells its gypsum by-product to a local wallboard manufacturer. Kronos has a contract with a third party to treat certain sulfate-process effluents at its German sulfate plants. With regard to the German plants, either party may terminate the contract after giving three or four years advance notice, depending on the contract.

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

     Kronos'  capital   expenditures   related  to  its  ongoing   environmental
protection and improvement programs in 2005 were approximately $4 million, and are currently expected to be approximately $6 million in 2006.

OTHER

     NL Industries, Inc. In addition to its 70% ownership of CompX and its 36% ownership of Kronos at December 31, 2005, NL also holds certain marketable securities and other investments. NL also owns 100% of EWI Re. Inc., an insurance brokerage and risk management services company. See Notes 5 and 17 to the Consolidated Financial Statements.

     Foreign operations. Through its subsidiaries and affiliates, the Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium and Norway, chemicals and component products operations in Canada and component products operations in Taiwan. See Note 3 to the Consolidated Financial Statements. Approximately 71% of Kronos' 2005 aggregate TiO2 sales were to non-U.S. customers, including 8% to customers in areas other than Europe and Canada. Approximately 20% of CompX's 2005 sales were to non-U.S. customers located principally in Canada and Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

     CompX and Kronos have, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of its receivables related to their Canadian operations denominated in currencies other than the Canadian dollar (principally the U.S. dollar) or for similar risks associated with future sales. CompX and Kronos may, from time to time, enter into currency forward contracts to mitigate exchange rate fluctuation risk associated with specific transactions, such as intercompany dividends or the acquisition of a significant amount of assets. See Note 20 to the Consolidated Financial Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

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

     Insurance. The Company maintains insurance for its businesses and operations, with customary levels of coverage, deductibles and limits. See also
Item 3 - "Legal Proceedings - Insurance coverage claims" and Note 17 to the Consolidated Financial Statements.

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

     Website and other available information. The Company files reports, proxy and information statements and other information with the SEC. NL maintains a website on the Internet with the address of www.nl-ind.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2005, copies of NL's Quarterly Reports on Form 10-Q for 2005 and 2006 and any Current Reports on Form 8-K for 2005 and 2006, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they are filed with the SEC. Additional information regarding NL, including NL's Audit
Committee charter and NL's Code of Business Conduct and Ethics, can also be found at this website as required. Information contained on NL's website is not part of this report. The Company will also provide to anyone without charge copies of such documents upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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

ITEM 1A.    RISK FACTORS

     Listed below are certain risk factors associated with the Company and its businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

     We could incur significant costs related to legal and environmental matters. NL formerly manufactured lead pigments for use in paint. NL and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims. The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. As with all legal proceedings, the outcome is uncertain. Any liability we might incur in the future could be material. See also Item 3 - "Legal Proceedings - Lead pigment litigation."

     Certain properties and facilities used in our former businesses are the subject of litigation, administrative proceedings or investigations arising under various environmental laws. These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources. Some of these proceedings involve claims for substantial amounts. Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material. See also Item 3 - "Legal Proceedings - Environmental matters and litigation."

     Our assets consist primarily of investments in our operating subsidiaries and affiliates, and we are dependent upon distributions from our subsidiaries and affiliates. A majority of our cash flows are generated by our operating subsidiaries, and our ability to service our liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries. Our subsidiaries are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us. In addition, the payment of dividends or other distributions from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable law, monetary transfer restrictions, foreign currency exchange regulations in jurisdictions in which our subsidiaries operate, any other restrictions imposed by current or future agreements to which are subsidiaries may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us. If our subsidiaries would become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected. In addition, a significant portion of our assets consists of ownership interests in our subsidiaries and affiliates. If we were required to liquidate any of such securities in order generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times at which we would not be able to realize what we believe to be the actual value of such assets.

     Subject to specified limitations, the agreements covering the indebtedness of our subsidiaries permit our subsidiaries to incur additional debt, including secured debt. At December 31, 2005, the outstanding indebtedness of our subsidiaries and affiliates aggregated $467.4 million, substantially all of which relates to KII's Senior Secured Notes. In addition, as of such date our subsidiaries and affiliates have unused borrowing availability of approximately $186.0 million under our subsidiaries' credit facilities, subject to certain tests. Any borrowing or other liabilities or our subsidiaries are structurally senior to any liabilities of NL, and a substantial portion of our subsidiaries' assets collateralize the indebtedness of our subsidiaries. If any new debt were to be added to our subsidiaries' current debt levels, then the related risks that we and they now face, as more fully described herein, could intensify.

     Demand for, and prices of, certain of our products are cyclical and we may experience prolonged depressed market conditions for our products, which may result in reduced earnings or operating losses. A significant portion of our net income is attributable to sales of TiO2 by Kronos. Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in western industrialized nations, can significantly impact our earnings and operating cash flows. This may result in reduced earnings or operating losses.

     Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, and demand reductions resulting in oversupply and declining prices and profit margins. Selling prices (in billing currencies) for TiO2 were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the last half of 2003 and the first quarter of 2004, flat during the second quarter of 2004, increasing in the last half of 2004 and in the first six months of 2005 and decreasing during the second half of 2005.

     Our overall average TiO2 selling prices in billing currencies:

o    were 3% higher in 2003 as compared to 2002;

o    were 2% lower in 2004 as compared to 2003; and

o    were 8% higher in 2005 as compared to 2004.

     Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events. The demand for TiO2 during a given year is also subject to annual seasonal fluctuations. TiO2 sales are generally higher in the first half of the year than in the second half of the year due in part to the increase in paint production in the spring to meet the spring and summer painting season demand.

     As a global business, we are exposed to local business risks in different countries, which could result in losses. CompX and Kronos conduct some of their businesses in several jurisdictions outside of the United States and are subject to risks normally associated with international operations, which include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks, seizures, nationalizations, compliance with a variety of foreign laws, including tax laws, and the difficulty in enforcing agreements and collecting receivables through foreign legal systems. For example, we have substantial net operating loss carryforwards in Germany, and any change in German tax law that adversely impacts our ability to fully utilize such carryforwards could adversely affect us.

     We may incur losses from fluctuations in currency exchange rates. CompX and Kronos operate their businesses in several different countries, and sell their products worldwide. Therefore, we are exposed to risks related to the prices that we receive for our products and the need to convert currencies that we may receive for some of our products into the currencies required to pay some of our debt, or into currencies in which we may purchase certain raw materials or pay for certain services, all of which could result in future losses depending on fluctuations in foreign currency exchange rates.

     We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses. The global markets in which Kronos and CompX operate their businesses are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs, especially CompX's competitors in Asia. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

     Higher costs or limited availability of our raw materials may decrease our liquidity. The number of sources for, and availability of, certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. Should our vendors not be able to meet their contractual obligations, should we be otherwise unable to obtain necessary raw materials or should we experience increased raw material and other operating costs, we may incur higher costs for raw material or other operating costs or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset such higher costs with increased selling prices for our products.

     We are subject to many environmental and safety regulations with respect to our operating facilities that may result in unanticipated costs or liabilities. Our facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. We may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Some of our operating facilities are in densely populated urban areas or in industrial areas adjacent to other operating facilities. In the event of an accidental release or catastrophic incident, we could incur material costs as a result of addressing such an event and in implementing measures to prevent such incidents. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities or substantial fines, penalties, damages or other costs, including as a result of private litigation.

     Our production facilities have been used for a number of years to manufacture products or conduct mining operations. We may incur additional costs related to compliance with environmental laws applicable to our historic operations and these facilities. In addition, we may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on our operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.

     If our patents are declared invalid or our trade secrets become known to competitors, our ability to compete may be adversely affected. Protection of our proprietary processes and other technology is important to our competitive position. Consequently, we rely on judicial enforcement for protection of our patents, and our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us but such patents do not provide meaningful protection of our intellectual property, then the use of any such intellectual property by our competitors could result in decreasing our cash flows. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have the same effects.

     We also rely on certain unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although it is our practice to enter into confidentiality agreements to protect our intellectual property, because these confidentiality agreements may be breached, such agreements may not provide sufficient protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, others could obtain knowledge of such trade secrets through independent development or other access by legal means.

     Loss of key personnel or our ability to attract and retain new qualified personnel could hurt our businesses and inhibit our ability to operate and grow successfully. Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on the leadership teams of our businesses and other key management personnel. We generally do not have binding employment agreements with any of these managers. This increases the risks that we may not be able to retain our current management personnel and we may not be able to recruit qualified individuals to join our management team, including recruiting qualified individuals to replace any of our current personnel that may leave in the future.

     Our relationships with our union employees could deteriorate. At December 31, 2005, we employed approximately 3,650 persons worldwide in our various businesses. A significant number of our employees are subject to collective bargaining or similar arrangements. We may not be able to negotiate labor agreements with respect to these employees on satisfactory terms or at all. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.


     Our leverage may impair our financial condition or limit our ability to operate our businesses. As of December 31, 2005, our total consolidated debt was approximately $1.6 million, substantially all of which relates to CompX, and Kronos had total debt of approximately $465.3 million. Our level of debt could have important consequences to our stockholders and creditors, including:

o making it more difficult for us to satisfy our obligations with respect to our liabilities;

o increasing our vulnerability to adverse general economic and industry conditions;

o requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions and general corporate requirements;

o    limiting our ability to obtain additional  financing to fund future working
     capital,   capital   expenditures,   acquisitions  and  general   corporate
     requirements;

o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

o placing us at a competitive disadvantage relative to other less leveraged competitors.

     In addition to our indebtedness, we are party to various lease and other agreements pursuant to which, along with our indebtedness, we are committed to pay approximately $21.6 million in 2006. Kronos was similarly committed to pay approximately $272.1 million. Our ability to make payments on and refinance our debt, and to fund planned capital expenditures, depends on our future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our subsidiaries' credit facilities in the future will in some instances depend in part on these subsidiaries' ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement. Our business may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity. We may not be able to refinance any of our debt on favorable terms, if at all. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     NL's principal executive offices are located in an office building located at 5430 LBJ Freeway, Dallas, Texas, 75240-2697. The principal properties used in the operations of the subsidiaries and affiliates of the Company, including certain risks and uncertainties related thereto, are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are generally adequate and suitable for their respective uses.

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

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against NL in the future.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has never settled any of these cases, nor have any final adverse judgments against NL been entered. However, see the discussion below in The State of Rhode Island case. See also Note 19 to the Consolidated Financial Statements. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot currently be reasonably estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If any such future liability were to be incurred, it could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

     In August 1992, NL was served with an amended complaint in Jackson,  et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The trial court denied plaintiffs' motion for class certification. In 2003, defendants filed a motion for summary judgment on all claims, which was granted in January 2006. In February 2006, plaintiffs filed a notice of appeal.

     In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and NL has denied liability. In January 2003, the trial court granted defendants' motion for summary judgment, dismissing all counts of the complaint. The plaintiff appealed the dismissal, and in June 2004 the appellate court affirmed the dismissal. In July 2005, the Wisconsin Supreme Court affirmed the appellate court's dismissal of plaintiff's civil conspiracy and enterprise liability claims and reversed and remanded the appellate court's dismissal of plaintiff's risk contribution claim. The matter is now proceeding in the trial court.

     In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical and educational expenses, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. Trial began before a Rhode Island state court jury in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. On October 29, 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment were not the subject of the 2002 trial and remain pending. In March 2003, the court denied motions by plaintiffs and defendants for judgment notwithstanding the verdict. In January 2004, plaintiff requested the court to dismiss its claims for state-owned buildings, claiming all remaining claims did not require a jury and asking the court to reconsider the trial schedule. In February 2004, the court dismissed the strict liability, negligence, negligent misrepresentation and fraud claims with prejudice, and the time for the state to appeal this dismissal has not yet run. In March 2004, the court ruled that the defendants have a constitutional right to a trial by jury under the Rhode Island Constitution. Plaintiff appealed such ruling, and in July 2004 the Rhode Island Supreme Court dismissed plaintiff's appeal of, and plaintiff's petition to review, the trial court's ruling. In May 2005, the trial court dismissed the conspiracy claim with prejudice, and the time for the state to appeal this dismissal has not yet begun to run. In September 2005, the State dismissed its Unfair Trade Practices Act claim against NL without prejudice. Trial commenced on November 1, 2005 on the State's remaining claims of public nuisance, indemnity and unjust enrichment against NL and three other defendants. Following the State's presentation of its case, the trial court dismissed the State's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that NL and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that NL and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the State's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of such remedy is not currently known and will be determined only following additional proceedings. NL intends to appeal any adverse judgment that the trial court may enter against it.

     In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable. NL has denied liability. The trial court, on defendants' motions, dismissed all plaintiffs' claims. Plaintiffs appealed, and in May 2004 the court of appeals reinstated certain claims. In September 2004, the court of appeals granted plaintiffs' petition for review of such court's affirmation of the dismissal of certain of the plaintiffs' remaining claims. In April 2005 the court of appeals vacated the decision of the intermediate appellate court, stating that such court should not have accepted the appeal, and remanded the case back to the trial court for further proceedings. In February 2006, the trial court issued orders again dismissing the Smith family's case and severing and staying the cases of the three other families. Plaintiffs have appealed.

     In February 2000, NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002, defendants' motion to dismiss was denied. In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim. Defendants' renewed motion to dismiss and motion for summary judgment were denied by the trial court in March 2004, but the trial court limited plaintiff's complaint to monetary damages from 1990 to 2000, specifically excluding future damages. In March 2005, the defendants filed a motion for summary judgment. In January 2006, the trial court granted defendants' motion for summary judgment. Plaintiffs have appealed.

     In April 2000, NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. In February 2003, defendants filed a motion for summary judgment. In July 2003, the court granted defendants' motion for summary judgment on all remaining claims. In March 2006, the appellate court affirmed the dismissal of plaintiffs' trespass claim, Unfair Competition Law claim and public nuisance claim for government-owned properties. The appellate court reversed the dismissal of plaintiffs' public nuisance claim for residential housing properties, plaintiffs' negligence and strict liability claims for government-owned buildings and plaintiffs' fraud claim.

     In June 2000, a complaint was filed in Illinois state court,  Lewis, et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002, the court dismissed all claims. Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of plaintiffs, but reversed the dismissal of the conspiracy count. In May 2004, defendants filed a motion for summary judgment on plaintiffs' conspiracy count, which was granted in February 2005. In February 2006, the court of appeals reversed the trial court's dismissal of the case and remanded the case for further proceedings. In March 2006, the defendants filed a petition with the Illinois Supreme Court seeking review of the appellate court's ruling.

     In February 2001, NL was served with a complaint in Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. In 2003, the court ordered that the claims of ten of the plaintiffs be transferred to Holmes County, Mississippi state court. In April 2004, the parties jointly petitioned the Mississippi Supreme Court to transfer these ten plaintiffs to their appropriate venue, and in May 2004 the Mississippi Supreme Court remanded the case to the trial court in Holmes County and instructed the court to transfer these ten plaintiffs to their appropriate venues. Five of these ten plaintiffs have been dismissed without prejudice with respect to NL, and five remain against NL. With respect to the eight plaintiffs in Jefferson County, seven of these plaintiffs have been dismissed without prejudice with respect to NL, and one remains against NL.

     In May 2001, NL was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. NL has denied all liability. In July 2003, defendants' motion for summary judgment was granted by the trial court. In November 2004, the appellate court reversed this ruling and remanded the case. Defendants filed a petition for review of the appellate court's ruling in December 2004 with the Wisconsin Supreme Court, but withdrew this petition in July 2005. The case is now proceeding in the trial court. In January 2006, defendants filed a motion to dismiss plaintiffs' claim.

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

     In January  2002,  NL was served  with a complaint  in Jackson,  et al., v.
Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of three adults for injuries alleged to have been caused by the use of lead paint. After removal to federal court, in February 2003 the case was remanded to state court. NL has denied all liability and pre-trial proceedings are continuing. In August 2004, plaintiffs voluntarily agreed to dismiss one plaintiff and to sever the remaining two plaintiffs. In July 2005, plaintiffs voluntarily agreed to dismiss another plaintiff without prejudice, leaving one plaintiff remaining. In January 2006, the court set a trial date of April 2007.

     In April 2003, NL was served with a complaint in Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). The plaintiffs, fourteen children from five families, sued NL and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. Defendants removed this case to federal court. Discovery is proceeding. In September 2005, the court set the trial date for July 2006. In January 2006, defendants filed a motion for summary judgment.

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

     In  October  2005,  NL was served  with a  complaint  in Evans v.  Atlantic
Richfield Company, et. al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the homes in which she resided. Plaintiff seeks compensatory and punitive damages. NL has denied all allegations of liability. In December 2005, defendants filed a motion to dismiss the defective product damages claims.

     In December 2005, NL was served with a complaint in Hurkmans v. Salczenko, et al. (Circuit Court, Marinette County, Wisconsin, Case No. 05-CV-418). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the home in which he resided. Plaintiff seeks compensatory damages. NL has denied all liability. In February 2006, defendants filed a motion to dismiss the defective product damages claim.

     In January 2006, NL was served with a complaint in Hess, et. al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799). Plaintiffs are two minor children who allege injuries purportedly caused by lead on the surfaces of the home in which they resided. Plaintiffs seek compensatory and punitive damages. NL intends to deny all allegations of liability.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2005, no receivables for such recoveries have been recognized.

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

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which the Company's wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS") has contractually assumed NL's obligation. See Note 19 to the Consolidated Financial Statements. At December 31, 2005, the Company had accrued $55 million for those environmental matters which the Company believes are reasonably estimable. The Company believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which the Company believes it is possible to estimate costs is approximately $80 million. The Company's estimates of such liabilities have not been discounted to present value.

     At December 31, 2005, there are approximately 20 sites for which the Company is currently unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had an association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company. On certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs that could be material to NL if liability for such amounts ultimately were determined against NL.

     In January 2003, NL received a general notice of liability from the U.S. EPA regarding the site of a formerly owned lead smelting facility located in Collinsville, Illinois. The U.S. EPA alleged the site contained elevated levels of lead. In July 2004, NL and the U.S. EPA entered into an administrative order on consent to perform a removal action with respect to residential properties located at the site. NL has complied with the order and has substantially completed the clean-up work associated with the order. NL anticipates it will undertake to perform an additional removal action with respect to ponds located within the residential area.

     In December 2003, NL was served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)). The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability and deceit by false representation against NL and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma. The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation. Among other things, the complaint seeks actual and punitive damages from the defendants. NL has moved to dismiss the complaint and has denied all of plaintiffs' allegations. In April 2004, plaintiffs filed an amended complaint adding claims under CERCLA and RCRA, and NL moved to dismiss those claims. In June 2004, the court dismissed plaintiffs' claims for unjust enrichment and fraud as well as one of the RCRA claims. In September 2004, the court stayed the case, pending an appeal by the tribe related to sovereign immunity issues. In February 2006, the court of appeals affirmed the trial court's ruling that plaintiffs waived their sovereign immunity to defendants' counter claim for contribution and indemnity.

     In February 2004, NL was served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), a purported class action on behalf of two classes of persons living in the town of Quapaw,
Oklahoma: (1) a medical monitoring class of persons who have lived in the area since 1994, and (2) a property owner class of residential, commercial and government property owners. Four individuals are named as plaintiffs, together with the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma. Plaintiffs allege causes of action in nuisance and seek a medical monitoring program, a relocation program, property damages and punitive damages. NL answered the complaint and denied all of plaintiffs' allegations. The trial court subsequently stayed all proceedings in this case pending the outcome of a class certification decision in another case that had been pending in the same U.S. District Court, a case from which NL has been dismissed with prejudice.

     In January 2006, NL was served in Brown et. al. v. NL Industries, Inc. et. al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ), a purported class action on behalf of a class of property owners living in the Krainz Woods Neighborhood of Wayne County, Michigan. Plaintiffs allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by NL and another defendant. Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs. In February 2006, NL filed a petition to remove the case to federal court. NL intends to deny all allegations of liability.

     See also Item 1. "Business - Regulatory and Environmental Matters and Note 19 to the Consolidated Financial Statements."

Insurance coverage claims.

     In October 2005 NL was served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et. al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to NL under insurance policies issued to NL by the plaintiff's predecessor with respect to certain lead pigment lawsuits. NL filed a motion to dismiss the New York action. NL has filed an action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347) asserting that OneBeacon has breached its obligations to NL under such insurance policies and seeking a declaratory judgment of OneBeacon's obligations to NL under such policies. Certain of the former insurance companies have filed a petition to remove the Texas action to federal court.

     In February 2006, NL was served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et. Al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of NL, seeks a declaratory judgment of its obligations to defendants under insurance policies issued to defendants by plaintiff with respect to certain lead pigment lawsuits.

     NL has reached an agreement with a former insurance carrier in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount that NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. In addition, during 2005, NL recognized $2.2 million of recoveries from certain insolvent former insurance carriers relating to the settlement of excess insurance claims that were paid to NL. While NL continues to seek additional insurance recoveries, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

     NL has settled insurance coverage claims concerning environmental claims with certain of its principal former carriers. A portion of the proceeds from these settlements were placed into special purpose trusts, as discussed below. No further material settlements relating to environmental remediation coverage are expected.

     At December 31, 2004, NL had $19 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Use of such restricted balances does not affect the Company's consolidated net cash flows. All of such $19 million was so used by NL during 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NL's common stock is listed and traded on the New York Stock Exchange (symbol: NL). As of February 28, 2006, there were approximately 4,100 holders of record of NL common stock. The following table sets forth the high and low closing per share sales prices for NL common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods. On February 28, 2006 the closing price of NL common stock according to the NYSE Composite Tape was $13.19.

                                                                        Regular
                                                                       dividends
                                               High        Low            paid *
                                               ----        ---         ---------

 Year ended December 31, 2004

   First Quarter                              $15.25      $12.05        $ .20
   Second Quarter                              15.15       11.00          .20
   Third Quarter                               19.47       12.32          .20
   Fourth Quarter                              23.10       18.78          .20


 Year ended December 31, 2005

   First Quarter                              $23.27      $19.17        $ .25
   Second Quarter                              22.56       14.70          .25
   Third Quarter                               19.64       12.78          .25
   Fourth Quarter                              18.59       13.83          .25

__________________________

* In 2004, the Company paid four quarterly dividends of $.20 per share using shares of Kronos common stock in the form of pro-rata dividends, valued as of the respective dividend declaration dates. Dividends paid in 2005 were cash dividends except for the first quarter of 2005 when the Company paid dividends of $.25 per share using shares of Kronos common stock in the form of pro rata dividends, valued as of the dividend declaration date. See Note 2 to the Consolidated Financial Statements.

     On March 15, 2006, the Company's Board of Directors declared a regular quarterly cash dividend of $.125 per share to stockholders of record as of March 27, 2006 to be paid on March 31, 2006. However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual restrictions and other factors deemed relevant by the Company's Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of NL dividends which may be paid.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                       Years ended December 31,
                                                    ------------------------------------------------------------
                                                    2001         2002          2003           2004          2005
                                                    ----         ----          ----           ----          ----
                                                                (In millions, except per share data)

 STATEMENTS OF OPERATIONS DATA:
   Net sales:
     Chemicals (1)                               $  835.1     $  875.2       $1,008.2      $  559.1     $     -
     Component products                             179.7        166.7          173.9         182.6        186.4
                                                 --------     --------       --------      --------     --------

                                                 $1,014.8     $1,041.9       $1,182.1      $  741.7     $  186.4
                                                 ========     ========       ========      ========     ========

   Segment profit:
     Chemicals (1)                               $  169.2     $   96.5       $  137.4      $   66.4     $     -
     Component products                              15.7          4.4            9.0          16.3         19.3
                                                 --------     --------       --------      --------     --------

                                                 $  184.9     $  100.9       $  146.4      $   82.7     $   19.3
                                                 ========     ========       ========      ========     ========

   Equity in earnings of Kronos (1)              $     -      $     -        $     -       $    9.6     $   25.5
                                                 ========     ========       ========      ========     ========

   Income (loss) from continuing
    operations                                   $  138.0     $   39.1       $  (18.3)     $  159.3     $   33.2
   Discontinued operations                           (1.1)         (.2)          (2.9)          3.5          (.3)
                                                 --------     --------       --------      --------     --------

     Net income (loss)                           $  136.9     $   38.9       $  (21.2)     $  162.8     $   32.9
                                                 ========     ========       ========      ========     ========

 DILUTED EARNINGS PER SHARE DATA:
   Income (loss) from continuing
    operations                                   $   2.77     $    .80       $   (.38)     $   3.29     $    .68
   Discontinued operations                           (.02)         -             (.06)          .07          -
                                                 --------     --------       --------      --------     --------

     Net income (loss)                           $   2.75     $    .80       $   (.44)     $   3.36     $    .68
                                                 ========     ========       ========      ========     ========

   Dividends per share (2)                       $    .80     $   3.30       $    .80      $    .80     $   1.00
                                                 ========     ========       ========      ========     ========

  Weighted average common shares
   outstanding                                     49,856        48,612        47,795        48,419       48,587

BALANCE SHEET DATA (at year end):
  Total assets                                    $1,377.9     $1,315.6      $1,476.5      $  551.6     $  484.7
  Long-term debt                                     244.5        355.6         382.5            .1          1.4
  Stockholders' equity                               485.0        362.9         127.5         233.6        219.7

STATEMENT OF CASH FLOW DATA:
  Net cash provided (used) by:
    Operating activities                          $  157.1     $  114.7      $  114.9      $   92.7     $   (5.3)
    Investing activities                             (59.9)       (39.9)        (27.4)         34.5         18.5
    Financing activities                             (77.3)      (157.6)         13.8          98.6        (22.7)

(1) The Company ceased to consolidate the chemicals operations conducted by Kronos effective July 1, 2004, at which time the Company commenced to account for its interest in Kronos by the equity method. See Note 2 to the Consolidated Financial Statements.

2) Excludes the distribution of shares of Kronos common stock at December 8, 2003. Amounts paid in 2000, 2001, 2002 and 2003 were cash dividends, while amounts paid in 2004 and the first quarter of 2005 were in the form of shares of Kronos common stock. See Note 2 to the Consolidated Financial Statements and Item 5 - "Market For Registrant's Common Equity and Related Stockholder Matters."



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

     Also as discussed in Note 1 to the Consolidated Financial Statements, following the Company's July 2004 dividend in the form of shares of Kronos common stock distributed to NL shareholders, the Company's ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. The deconsolidation of Kronos effective July 1, 2004 has a significant effect on the comparability of the Company's consolidated financial statements.

     The Company reported income from continuing operations of $33.2 million, or $.68 per diluted share, in 2005 compared to income from continuing operations of $159.3 million, or $3.29 per diluted share in 2004 and a loss of $18.3 million, or ($.38) per diluted share, in 2003.

     The decrease in the Company's diluted earnings per share from 2004 to 2005 is due primarily to the net effects of (i) higher component products segment profit, (ii) higher earnings attributable to Kronos' income from operations in 2005, (iii) security transaction gains from the sale of shares of Kronos common stock in 2005 and (iv) significant second quarter 2004 non-cash income tax benefits related to Kronos and NL. The increase in the Company's diluted earnings per share from 2003 to 2004 is due primarily to the net effects of (i) lower chemicals segment profit, (ii) higher component products segment profit,
(iii) lower environmental remediation and legal expenses and (iv) the significant second quarter 2004 income tax benefits.

     Income from continuing operations in 2005 includes (i) income related to NL's sales of Kronos common stock in market transactions of $.17 per diluted share, (ii) income from Kronos' second quarter sale of its passive interest in a Norwegian smelting operation of $.03 per diluted share, (iii) a net non-cash income tax expense of $.03 per diluted share related to the aggregate effects of recent developments with respect to certain non-U.S. income tax audits of Kronos (principally in Germany, Belgium and Canada) and (iv) a net non-cash income tax expense of $.02 per diluted share related to the aggregate effects of recent developments with respect to certain U.S. income tax audits of NL and a change in CompX's permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries.

     Income from continuing operations in 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $2.80 per diluted share, (ii) a second quarter income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to EMS and the adjustment of estimated income taxes due upon the IRS settlement related to EMS of $1.00 per diluted share, (iii) income related to Kronos' contract dispute settlement of $.04 per diluted share and (iv) income related to NL's fourth quarter sales of Kronos common stock in market transactions of $.03 per diluted share.

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

     The Company currently believes its net income in 2006 will be lower compared to 2005 due primarily to the effects of security transaction gains recognized in 2005, as discussed above, and lower earnings attributable to Kronos.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2003, 2004 and 2005, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 2% to 16%.

o The Company provides reserves for estimated obsolete or unmarketable inventories equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

     At December 31, 2005, the carrying value of all of the Company's marketable securities exceeded the cost basis of each of such investments. With respect to the Company's investment in Valhi, which comprised all of the Company's marketable equity securities at December 31, 2005, the $87.1 million carrying value of such investment exceeded its $34.6 million cost basis by about 151%. At December 31, 2005, the $29.01 per share quoted market price of the Company's investment in Kronos (the Company's only equity method investee) exceeded its per share net carrying value by about 244%.

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

     Under applicable GAAP (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2005, no such impairment indicators, as defined, were present.

     Under applicable GAAP (SFAS No. 142, "Goodwill and other Intangible Assets"), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. At December 31, 2005, goodwill attributable to the component products operating segment was assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and one consisting of CompX's Michigan, Canadian and Taiwanese operations. The estimated fair values of the two CompX reporting units are determined based on discounted cash flow projections. Significant judgment is required in estimating the discounted cash flows for the CompX reporting units. Such estimated cash flows are inherently uncertain, and there can be no assurance that CompX will achieve the future cash flows reflected in its projections. No goodwill impairments related to continuing operations were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2005, as the estimated fair value of each such reporting unit exceeded the net carrying value of the respective reporting unit. The Company's goodwill also relates to an acquisition completed prior to 2003. See Notes 8 and 24 to the Consolidated Financial Statements.

     As discussed in Note 8 to the Consolidated Financial Statements, the Company recognized a $6.5 million goodwill impairment with respect to CompX's European operations in the fourth quarter of 2004, following
     CompX's decision to dispose of those assets. The disposal of such operations was completed in January 2005, and therefore the Company no longer reports any goodwill attributable to such operation at December 31, 2005.

o The Company maintains various defined benefit pension plans and postretirement benefits other than pensions ("OPEB"). The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of prepaid and accrued pension costs and accrued OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under " Assumptions on defined benefit pension plans and OPEB plans."

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is realizable under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

     In addition, the Company makes an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested (as that term is defined in GAAP). While the Company may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of its foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, the Company would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S. In this regard, during 2005 CompX determined that certain of the undistributed earnings of its non-U.S. operations could no longer be considered permanently reinvested, and in accordance with GAAP CompX recognized an aggregate $9.0 million provision for deferred income taxes on such undistributed earnings of its foreign subsidiaries. See Note 15 to the Consolidated Financial Statements.

o The Company records accruals for environmental, legal, income tax and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

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

Component products


                                          Years ended December 31,                    % Change
                                  -------------------------------------        -----------------------
                                   2003            2004            2005         2003-04       2004-05
                                   ----            ----            ----         -------       -------
                                             (In $ millions)

 Net sales                       $ 173.9        $ 182.6         $ 186.4            +5%           +2%
 Segment profit                      9.0           16.3            19.3           +81%          +18%

 Segment profit margin               5%             9%             10%

     Component product sales were higher in 2005 as compared to 2004 principally due to increases in selling prices for certain products across all product lines to recover volatile raw material prices, sales volume associated with a business acquired in 2005 and the net effect of fluctuations in currency exchange rates, which increased sales by $1.5 million, as discussed below, partially offset by sales volume decreases for certain products resulting from Asian competition. During 2005, sales of security products (including sales of the business acquired in 2005) increased 6% as compared to 2004, while sales of precision slide and ergonomic products decreased 1% and 2%, respectively. The percentage changes in slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products sales were higher in 2004 as compared to 2003 due in part to the favorable effect of fluctuations in foreign currency exchange rates, which increased component products sales by $2.5 million in 2004 as compared to 2003, as discussed below. Component products sales comparisons were also impacted by increases in product prices for precision slides and ergonomic products which were primarily a pass through of raw material steel cost increases to customers. During 2004, sales of slide products increased 13% as compared to 2003, while sales of security products decreased less than 1% and sales of ergonomic products increased 1% during the same period.

     Component products segment profit increased in 2005 as compared to 2004 as the favorable impact of continued reductions in manufacturing, fixed overhead and other overhead costs more than offset the negative impact of changes in foreign currency exchange rates, as discussed below, and higher raw material costs.

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

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During 2005, currency exchange rate fluctuations positively impacted the Company's sales comparisons with 2004 as discussed above, and negatively impacted component products segment profit comparisons for the same periods by approximately $2.0 million. During 2004, currency exchange rate fluctuations positively impacted component products sales comparisons with 2003 as discussed above, while currency exchange rate fluctuations did not significantly impact component products segment profit comparisons for the same periods. The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translating into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar. The negative impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converting into lower local currency amounts due to the weakening of the U.S. dollar. This negatively impacts margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

     While demand has stabilized across most product segments, certain customers continue to seek lower cost Asian sources as alternatives to CompX's products. CompX believes the impact of this will be mitigated through ongoing initiatives to expand both new products and new market opportunities. Asian sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. CompX's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including its own Asian based manufacturing facilities. CompX also has emphasized and focused on opportunities where it can provide value-added customer support services that Asian based manufacturers are generally unable to provide. The combination of CompX's cost control initiatives together with its value-added approach to development and marketing of products are believed to help mitigate the impact of competitive pricing pressures.

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

Chemicals - Kronos

     Relative changes in Kronos' TiO2 sales and income from operations during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the third and fourth quarters of 2003 and the first quarter of 2004, flat during the second quarter of 2004, increasing during the last half of 2004 and first half of 2005 and decreasing during the last half of 2005.

     Effective July 1, 2004 the Company ceased to consolidate Kronos' financial position, results of operations and cash flows and the Company commenced accounting for its interest in Kronos by the equity method. The Company continues to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos' results of operations and cash flows for the first two quarters of 2004. The following table shows information about Kronos' sales and segment profit for the 2003, 2004 and 2005, including the periods (the second half of 2004 and 2005) for which the Company did not consolidate Kronos' results of operations.

                                 Years ended December 31,                % Change             Six months ended
                         -------------------------------------    -----------------------    ------------------
                          2003            2004            2005     2003-04       2004-05        June 30,2004
                          ----            ----            ----     -------       -------        ------------
                                    (In $ millions)


Net sales                $1,008.2      $1,128.6       $ 1,196.7      +12%           +6%           $559.1
Segment profit              137.4         119.6           181.5      -13%          +52%             66.4

Segment profit margin        14%           11%             15%                                      12%

TiO2 operating
   statistics:
   Average selling price
     index (1990=100)        84            82              89
     Sales volume*          462           500             478
     Production volume*     476           484             492
   Production capacity
     at beginning of
     year*                  470           480             495
   Production rate as a
     percentage of
     capacity              Full          Full              99%

  Percent change in TiO2 average selling prices:
    Using actual foreign currency exchange rates                     + 4%          + 9%
    Impact of changes in foreign exchange rates                      - 6%          - 1%
                                                                     ----          ----

                                                                     - 2%          + 8%
                                                                     ====          ====

________________________________
*    Metric tons, in thousands

     Kronos' sales increased $68.1 million (6%) in 2005 as compared to 2004 due primarily to the net effects of higher average TiO2 selling prices, lower TiO2 sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $16 million as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies were 8% higher in 2005 as compared to 2004. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2005 increased 9% as compared to 2004.

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

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 4% and 9% increases in Kronos' average TiO2 selling prices during 2004 and 2005, respectively, as compared to the respective prior year using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 2% decrease and 8% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and
(iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos's segment profit increased $61.9 million (52%) in 2005 as compared to 2004, as the effect of higher average TiO2 selling prices and higher production volumes more than offset the impact of lower sales volumes, higher raw material and maintenance costs in 2005 and the $6.3 million of income related to a contract dispute settlement with a customer recognized in 2004, as further discussed below.

     On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production from LPC. Insurance proceeds from the lost profit for product that Kronos was not able to sell as a result of the loss of production from LPC, are expected to be recognized by Kronos during 2006, although the amount and timing of such insurance recoveries is not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries.

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

     Chemicals segment profit in 2004 includes $6.3 million of income related to the settlement of a contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos. The dispute with the customer concerned the customer's alleged past failure to purchase the required amount of TiO2 from Kronos under the terms of Kronos' contract with the customer. See Note 18 to the Consolidated Financial Statements.

     Kronos' TiO2 sales volumes in 2005 decreased 4% compared to 2004, with volumes lower in all regions of the world. Approximately one-half of Kronos' 2005 TiO2 sales volumes were attributable to markets in Europe, with 38% attributable to North America and the balance to export markets. Overall worldwide demand for TiO2 in 2005 is estimated to have declined by approximately 5% from the exceptionally strong demand levels in 2004. Kronos attributes the decline in overall sales and its own sales to slower overall economic growth in 2005 and inventory destocking by its customers. Kronos' segment profit comparisons were favorably impacted by higher production levels, which increased 2%. Kronos' operating rates were near full capacity in both periods, and Kronos' production volumes in 2005 set a new record for Kronos, which was the fourth consecutive year record production volumes were achieved.

     Kronos' TiO2 sales volumes in 2004 increased 8% compared to 2003, as higher volumes in European and export markets more than offset lower volumes in Canada. Approximately one-half of Kronos' 2004 TiO2 sales volumes were attributable to markets in Europe, with 38% attributable to North America and the balance to export markets. Demand for TiO2 remained strong throughout 2004, and while
Kronos believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' segment profit comparisons were also favorably impacted by higher production levels, which increased 2%. Kronos' operating rates were near full capacity in both periods, and Kronos' sales and production volumes in 2004 were both new records for Kronos.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased Kronos' TiO2 sales by a net $16 million in 2005 as compared to 2004 and increased Kronos' TiO2 sales by a net $60 million in 2004 as compared to 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2005 and 2004 compared to the same periods of the respective prior years. Overall, currency exchange rate fluctuations resulted in a net increase of $6 million in Kronos' income from operations in each of 2004 and 2005 as compared to the respective prior year.

     Kronos expects its income from operations in 2006 will be somewhat lower than 2005, as the favorable effect of anticipated modest improvements in sales volumes and average TiO2 selling prices are expected to be more than offset by the effect of higher production costs, particularly raw material and energy costs. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some slight additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

     Equity in earnings of Kronos - second half of 2004 and year ended December 31, 2005

                                                     Six months ended             Year ended
                                                       December 31,              December 31,
                                                           2004                      2005
                                                           ----                      ----
                                                      (In millions)             (In millions)
 Kronos historical:
   Net sales                                             $ 569.5                  $1,196.7

   Segment profit                                        $  53.3                  $  181.5
   Other general corporate, net                             (1.6)                     (4.1)
   Securities transaction gain                                -                        5.4
   Interest expense                                        (25.9)                    (44.7)
                                                         -------                  --------

                                                            25.8                     138.1
   Income tax expense                                        5.5                      67.1
                                                         -------                  --------

     Net income                                          $  20.3                  $   71.0
                                                         =======                  ========

   Equity in earnings of Kronos Worldwide, Inc.          $   9.6                  $   25.5
                                                         =======                  ========

     See above for a discussion relating to Kronos' operations during 2004. Securities transaction gain in 2005 relates to the sale of Kronos' passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. Kronos' interest expense in the second half of 2004 and full year 2005 relates principally to Kronos International, Inc.'s ("KII" - a wholly-owned subsidiary of Kronos) Senior Secured Notes. In addition, in 2004 Kronos' interest expense also related to a $200 million long-term note payable to affiliates which was fully prepaid in the fourth quarter of 2004.

     Kronos' income tax expense in 2005 includes the net non-cash effects of (i) the aggregate favorable effects of recent developments with respect to certain non-U.S. income tax audits of Kronos, principally in Belgium and Canada, of $11.5 million and (ii) the unfavorable effect with respect to the loss of certain income tax attributes of Kronos in Germany of $17.5 million.

General corporate and other items

     General corporate interest and dividend income. Interest and dividend income fluctuates in part based upon the amount of funds invested and yields thereon. Aggregate interest and dividend income decreased $4.0 million in 2005 compared to 2004 primarily due to the repayment of $31.4 million of the Company's note receivable from Kronos in the fourth quarter of 2004. Aggregate interest and dividend income increased $4.6 million in 2004 compared to 2003 primarily due to interest on NL's note receivable from Kronos which was not eliminated upon consolidation in the last six months of 2004. The Company expects interest income will be lower in 2006 than 2005 due to lower average levels of funds available for investment.

     Securities transactions. Net securities transactions gains in 2005 relate principally to a $14.7 million pre-tax gain ($8.0 million, or $.17 per diluted share, net of income taxes) related to NL's sale of approximately 470,000 shares of Kronos common stock in market transactions during 2005. See Note 2 to the Consolidated Financial Statements. Net securities transactions gains in 2004 includes a $2.2 million gain ($1.4 million, or $.03 per diluted share, net of income taxes) related to NL's sale of shares of Kronos common stock in market transactions. See Note 2 to the Consolidated Financial Statements. Net securities transactions gains in 2003 included a $2.3 million noncash securities gain related to the exchange of the Company's holdings of Tremont Corporation common stock for shares of Valhi, Inc. common stock as a result of a series of merger transactions completed in February 2003.

     Other general corporate income items. The gain on disposal of fixed assets in 2003 relates primarily to the sale of certain real property of NL not associated with any operations. NL has certain other real property, including some subject to environmental remediation, which could be sold in the future for a profit. Noncompete income relates to NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business, which was recognized as a component of general corporate income ratably over the five-year non-compete period ended in January 2003 ($333,000 recognized in 2003). See Note 18 to the Consolidated Financial Statements.

     Insurance recoveries. NL has reached an agreement with a former insurance carrier in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount that NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. In addition, during 2005, NL recognized $2.2 million of recoveries from certain insolvent former insurance carriers relating to settlement of excess insurance claims that were paid to NL.

     Insurance  recoveries of $823,000 in 2003, $552,000 in 2004 and $804,000 in
2005 relate to NL's settlements with certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached prior to 2003, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. See
Note 18 to the Consolidated Financial Statements.

     While NL continues to seek additional insurance recoveries, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     General corporate expenses. Net general corporate expenses in 2005 were $2.8 million (16%) higher than 2004 due primarily to higher legal expenses of NL. Net general corporate expenses in 2004 were $40.3 million lower than 2003 due primarily to lower environmental remediation and legal expenses.

     Net general corporate expenses in calendar 2006 are currently expected to be higher as compared to 2005, primarily due to higher expected litigation and related expenses. However, obligations for environmental remediation obligations are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred in the future with respect to sites for which no estimate of liability can presently be made. See Note 19 to the Consolidated Financial Statements.

     Interest expense. Substantially all of the interest expense in 2004 relates to Kronos and consequently, interest expense in 2004 decreased $16.0 million compared to 2003 primarily due to the deconsolidation of Kronos effective July 1, 2004. Interest expense related to CompX in 2005 declined by approximately $200,000 in 2005 compared to 2004 due primarily to lower average levels of outstanding debt. The Company does not currently expect to report a material amount of interest expense in 2006.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 15 to the Consolidated Financial Statements.

     The Company's income tax expense in 2005 includes the net non-cash effects of (i) the favorable effect of recent developments with respect to certain income tax items of NL of $7.4 million (or $.15 per diluted share) and (ii) the unfavorable effect with respect to a change in CompX's permanent reinvestment conclusion regarding its non-U.S. subsidiaries of $9.0 million ($6.1 million, or $.13 per diluted share, net of minority interest).

     As more fully described in Note 15 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of its tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of the utilization of its German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, as of June 30, 2004, Kronos reversed $268.6 million of the valuation allowance (the portion related to future years), and Kronos reversed the remaining $3.4 million during the last six months of 2004. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the "more-likely-than-not" recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     Also during 2004, NL recognized a second quarter $48.5 million income tax benefit related to income tax attributes of EMS. This income tax benefit resulted from a settlement agreement reached with the U.S. IRS concerning the IRS' previously-reported examination of a certain restructuring transaction involving EMS, and included (i) a $17.4 million tax benefit related to a reduction in the amount of additional income taxes and interest which NL estimates it will be required to pay related to this matter as a result of the settlement agreement and (ii) a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS (including a U.S. net operating loss carryforward) which NL now believes meet the "more-likely-than-not" recognition criteria.

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

     During 2003, NL and Kronos reduced their deferred income tax asset valuation allowance by an aggregate of approximately $7.2 million, primarily as a result of the utilization of certain income tax attributes for which the benefit had not previously been recognized. In addition, Kronos recognized a $38.0 million income tax benefit related to the net refund of certain prior year German income taxes.

     As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of its investment in Kronos beginning in December 2003 following the Company's pro-rata distribution of shares of Kronos common stock to NL's shareholders. The aggregate amount of such deferred income taxes (benefit) included in the Company's provision for income taxes was $39.5 million in 2003, $23.2 million in 2004 and nil in 2005. In addition, the Company's provision for income taxes in 2003, 2004 and 2005 includes an aggregate $30.3 million, $21.2 million and $913,000, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to its shareholders.

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

     Minority interest in NL's subsidiary also related to EMS. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. See Note 13 to the Consolidated Financial Statements.

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

     Accounting principles newly adopted in 2003 and 2004. See Note 22 to the Consolidated Financial Statements.

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

     The Company accounts for its defined benefit pension plans using SFAS No. 87, "Employer's Accounting for Pensions." Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $8.9 million in 2003, $6.8 million in 2004 and $700,000 in 2005. Such expense in 2004 includes one-half of the defined benefit pension expense attributable to Kronos' plans for the period during which the Company consolidated Kronos' results of operations. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by the Company to all of its plans aggregated $14.1 million in 2003, $9.1 million in 2004 and $700,000 in 2005. Such contributions in 2004 includes one-half of the contributions attributable to Kronos' plans for the period during which the Company consolidated Kronos' results of operations.

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

     At December 31, 2005, approximately 85% of the projected benefit obligation related to NL plans in the U.S, with the remainder related to an immaterial plan in the United Kingdom associated with a former disposed business unit of the Company. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in the United States and the United Kingdom and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                          Discount rates used for:
                         -------------------------------------------------------------------------------------------
                                Obligations at                Obligations at                 Obligations at
                            December 31, 2003 and      December 31, 2004 and expense      December 31, 2005 and
                               expense in 2004                    in 2005                    expense in 2006
                         --------------------------  ---------------------------------- ----------------------------

  U.S.                                 5.9%                         5.8%                            5.5%
  United Kingdom                       5.3%                         5.5%                            5.0%
  Germany                              5.3%                          *                               *
  Canada                               6.3%                          *                               *
  Norway                               5.5%                          *                               *

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

     At December 31, 2005, approximately 89% of the plan assets related to plan assets for NL's plans in the U.S., with the remainder related to the United Kingdom plan. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans the United States and the United Kingdom, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o During 2003, 2004 and 2005, the plan assets in the U.S. were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 18-year history of the CMRT through December 31, 2005, the average annual rate of return has been approximately 14% (with a 36% return for 2005).

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2003, 2004 and 2005 were as follows:

                                              2003               2004                 2005
                                              ----               ----                 ----

  U.S.                                        10.0%              10.0%                10.0%
  United Kingdom                               7.5%               7.0%                 6.5%
  Germany                                      6.5%                *                    *
  Canada                                       7.0%                *                    *
  Norway                                       6.0%                *                    *

__________________________

*    Not  applicable,   as  effective  July  1,  2004,  the  Company  no  longer
     consolidates Kronos.

     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2006 as it used in 2005 for purposes of determining the 2006 defined benefit pension plan expense.

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

     As discussed above, assumed discount rates and rate of return on plan assets are re-evaluated annually. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains. Under GAAP, all of such actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of net periodic defined benefit pension cost. However, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

     During 2005, all of the Company's defined benefit pension plans generated a net actuarial loss of $4.1 million. This actuarial loss resulted primarily from the general overall reduction in the assumed discount rates as well as the unfavorable effect of using updated mortality tables (which generally reflect individuals living longer than prior mortality tables used), partially offset by an actual return on plan assets in excess of the assumed return.

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2006, NL expects its defined benefit pension income will approximate $2.2 million in 2006. In comparison, NL expects to be required to make approximately $400,000 of contributions to such plans during 2006.

     As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If NL had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2005, NL's aggregate projected benefit obligations would have increased by approximately $1.3 million at that date. Such a change would not materially impact NL's defined benefit pension expense for 2006. Similarly, if NL lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, NL's defined benefit pension expense would be expected to increase by approximately $100,000 during 2006.

     OPEB plans. Certain subsidiaries of the Company in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. See Note 16 to the Consolidated Financial Statements. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $329,000 in 2003, $1.1 million in 2004 and $558,000 in 2005. Such expense in
2004 includes one-half of the OPEB expense attributable to Kronos' plans for the period during which the Company consolidated Kronos' results of operations. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $3.8 million in 2003, $3.5 million in 2004 and $2.2 million in 2005. Such contributions in 2004 include one-half of the contributions attributable to Kronos' plans for the period during which the Company consolidated Kronos' results of operations. Substantially all of the Company's accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB expense has been, and is expected to continue, to decline gradually.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. In certain cases, NL has the right to pass on to retirees all or a portion of increases in health care costs. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2005 the expected rate of increase in future health care costs ranges from 9% in 2006, declining to 5.5% in 2009 and thereafter.

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2006, the Company expects its consolidated OPEB expense will approximate $600,000 in 2006. In comparison, the Company expects the employer contribution portion of costs to approximate $1.6 million during 2006.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2005, the Company's aggregate projected benefit obligations would have increased by approximately $200,000 at that date, and the Company's OPEB expense would be expected to increase by less than $50,000 during 2006. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $800,000 at December 31, 2005, and OPEB expense would have increased by $50,000 in 2005.

Foreign operations

     Kronos. Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company's net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2005, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and British pound sterling.

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

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense. Non-cash interest expense relates principally to Kronos and CompX and consists of amortization of deferred financing costs.

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

     Cash flows from operating activities changed from $92.7 million of cash provided by operating activities in 2004 to $5.3 million of cash used by operating activities in 2005. This $98.0 million decrease in cash generated from operating activities was due primarily to the deconsolidation of Kronos, effective July 1, 2004. As such, cash flows from operating activities in 2004 is not comparable to 2005. Cash flows from operating activities decreased from $114.9 million provided by operating activities in 2003 to $92.7 million of cash provided by operating activities in 2004. This $22.2 million decrease was due primarily to the deconsolidation of Kronos, effective July 1, 2004. As such, cash flows from operating activities in 2003 is not comparable to 2004. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     NL does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that certain of such subsidiaries and affiliates are not 100% owned by NL. A detail of NL's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends.

                                                               Years ended December 31,
                                                             ----------------------------
                                                    2003                2004                 2005
                                                    ----                ----                 ----
                                                                   (In millions)

Cash provided (used) by
 operating activities:
  Kronos                                         $ 107.7             $  67.5              $    -
  CompX                                             24.4                30.2                 20.0
  NL Parent                                        (19.9)                7.1                (10.1)
  Other                                              9.7                 1.6                (10.0)
  Eliminations                                      (7.0)              (13.7)                (5.2)
                                                 -------             -------              -------

                                                 $ 114.9             $  92.7              $  (5.3)
                                                 =======             =======              =======

     Investing activities. The Company's capital expenditures were $44.3 million, $16.2 million and $10.7 million in 2003, 2004 and 2005, respectively and are disclosed by business segment in Note 3 to the Consolidated Financial Statements. Such capital expenditures in 2004 include the first six months of Kronos' capital expenditures for the period during which the Company consolidated Kronos' cash flows.

     At December 31, 2005, firm purchase commitments for capital projects in process approximated $3 million, all of which relates to CompX's component products facilities. Aggregate capital expenditures for 2006 are expected to approximate $16 million for CompX, and are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During 2005, (i) NL sold shares of Kronos common stock in market transactions for $19.2 million, (ii) CompX received a net $18.1 million from the sale of its Thomas Regout European operations (which had approximately $4.0 million of cash at the date of disposal), (iii) NL acquired CompX common stock in market transactions for $3.6 million, (iv) EMS collected $10 million on its loan to one of the Contran family trusts and (v) CompX acquired a company for an aggregate of $7.3 million. See Notes 2, 3 and 15 to the Consolidated Financial Statements.

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

     Distributions to minority interest are primarily comprised of Kronos' cash dividends in the first half of 2004 and CompX's fourth quarter 2004 and four 2005 quarterly cash dividends, in both cases paid to shareholders other than NL. Other cash flows from financing activities relate primarily to proceeds from the sale of NL common stock issued upon exercise of stock options.

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

     CompX closed on an extension of its credit facility in December 2005. The $50 million secured revolving bank credit facility is collateralized by a pledge of 65% of the ownership interests in CompX's first-tier non-United States subsidiaries. Provisions contained in CompX's revolving bank credit facility could result in the acceleration of such indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, the credit agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of the credit agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.

     On March 15, 2006, the Company's Board of Directors declared a regular quarterly cash dividend of $.125 per share to be paid to stockholders of record as of March 27, 2006 to be paid on March 31, 2006.

     Off balance sheet financing arrangements. Other than operating lease commitments disclosed in Note 19 to the Consolidated Financial Statements, the Company is not party to any material off-balance sheet financing arrangements.

Component products - CompX International

     CompX's capital  expenditures  during the past three years aggregated $24.7
million.  Such  capital  expenditures  included  manufacturing   equipment  that
emphasizes improved production efficiency and increased production capacity.

     CompX received approximately $18.1 million cash (net of costs to sell) in January 2005 upon the sale of its Thomas Regout operations in the Netherlands. See Note 24 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

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

Chemicals - Kronos

     At December 31, 2005, Kronos had cash, cash equivalents and marketable debt securities of $76.0 million, including restricted balances of $3.9 million, and Kronos had approximately $136 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At December 31, 2005, Kronos' outstanding debt was comprised of (i) $449.3 million related to KII's Senior Secured Notes, (ii) $11.5 million related to Kronos' U.S. subsidiary's revolving bank credit facility and (iii) approximately $4.5 million of other indebtedness. Prior to December 31, 2004, Kronos had $200 million of long-term notes payable to NL, $168.6 million of which was subsequently assigned to affiliates upon the acquisition of 10,374,000 shares of CompX. See Note 1 to the Consolidated Financial Statements. The entire $200 million of long-term notes, including the remaining balance owed to NL, was prepaid by Kronos in the fourth quarter of 2004.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flow from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of Kronos.

     Kronos' capital expenditures during the past three years aggregated $117.9 million, including $15 million ($4 million in 2005) for Kronos' ongoing environmental protection and compliance programs. Kronos' estimated 2006 capital expenditures are $41 million, including $6 million in the area of environmental protection and compliance.

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

NL Industries Parent

     At December 31, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $59.9 million, including restricted balances of $4.3 million.

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

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL (of which NL transferred an aggregate of $168.6 million to Valhi and Valcor in connection with NL's acquisition of the shares of CompX common stock previously held by Valhi and Valcor, as discussed in Note 2 to the Consolidated Financial Statements).

     During 2005, NL paid its first quarter $.25 per share regular quarterly dividend in the form of shares of Kronos common stock in which an aggregate of approximately 266,000 shares, or approximately .5% of Kronos' outstanding common stock, were distributed to NL shareholders in the form of pro-rata dividends. NL paid cash dividends of $.25 per share in each of the second, third and fourth quarters of 2005.

     During 2004, NL paid each of its $.20 per share regular quarterly dividends in the form of shares of Kronos common stock in which an aggregate of approximately 2.5% of Kronos' outstanding common stock was distributed to NL shareholders in the form of pro-rata dividends. Following the second of such quarterly dividends in 2004, NL no longer owned a majority of Kronos' outstanding common stock, and accordingly NL ceased to consolidate Kronos as of July 1, 2004. During the fourth quarter of 2004, NL transferred approximately
5.5 million shares of Kronos common stock to Valhi in satisfaction of a tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. See Note 2 to the Consolidated Financial Statements. In the fourth quarter of 2004, NL also sold 64,500 shares of Kronos common stock in market transactions for an aggregate of approximately $2.7 million.

     On September 24, 2004, NL completed the acquisition of the CompX shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note was eliminated in the preparation of the Company's Consolidated Financial Statements). See Note 1 to the Consolidated Financial Statements. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity and the Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented. After such acquisition, NL retained a $31.4 million note receivable from Kronos, which note receivable Kronos fully prepaid in November 2004 using funds from KII's November 2004 issuance of euro 90 million principal amount of KII Senior Secured Notes.

     The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

     Because NL's operations are conducted primarily through its subsidiaries and affiliates, NL's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. Kronos' current regular quarterly cash dividends are $.25 per share. At that rate, and based on the 17.5 million shares of Kronos held by NL at December 31, 2005, NL would directly receive aggregate annual dividends from Kronos of $17.5 million. CompX's current regular quarterly dividends are $.125 per share. At that rate, and based on the 10.4 million shares of CompX held indirectly by NL (through its ownership interest in CompX Group) or held directly by NL at December 31, 2005, NL would receive aggregate annual dividends from CompX of $5.2 million. See Note 3 to the Consolidated Financial Statements. See also the discussion contained in
Item 1A - "Risk Factors - Our assets consist primarily of investments in our operating subsidiaries and affiliates and we are dependent upon distributions from our subsidiaries and affiliates."

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

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 12 and 19 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries as of December 31, 2005 by the type and date of payment.

                                                                          Payment due date
                                            ----------------------------------------------------------------------
                                                                                            2011 and
 Contractual commitment                      2006         2007/2008       2009/2010           after         Total
 ----------------------                      ----         ---------       ---------         ---------      ------
                                                                         (In millions)

Third-party indebtedness                   $   .2          $   .5           $   .9           $   -         $  1.6
Estimated tax obligations                     1.4              -                -                -            1.4
Operating leases                               .5              .3               .1               -             .9
Raw material and other purchase
    obligations                              16.9              -                -                -           16.9
Fixed asset acquisitions                      2.6              -                -                -            2.6
                                           ------          ------           ------           ------        ------

                                           $ 21.6          $   .8           $  1.0           $   -         $ 23.4

     The timing and amount shown for the Company's commitments related to third-party indebtedness, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments. The amount shown for tax obligations is the consolidated amount of income taxes payable at December 31, 2005, which is assumed to be paid during 2006. Fixed asset acquisitions include firm purchase commitments for capital projects.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or similar risk associated with future sales, or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than as described below, the Company was not a party to any material forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2004 and 2005. See Notes 1 and 20 to the Consolidated Financial Statements. The following discussion relates to NL and its consolidated subsidiaries at each date indicated.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness. NL had no indebtedness at December 31, 2004 or 2005. Outstanding indebtedness at December 31, 2004 and 2005 relates solely to CompX.

     At  December  31,  2005,   no  amounts  were   outstanding   under  CompX's
variable-rate revolving bank credit agreement. The remaining variable rate indebtedness outstanding at December 31, 2004 and 2005 is not material.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar and the New Taiwan dollar.

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2005, CompX held a series of contracts to exchange an aggregate of U.S. $6.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. Such contracts mature through March 2006. The exchange rate was $1.17 per U.S. dollar at December 31, 2005. At December 31, 2004 CompX held contracts maturing through March 2005 to exchange an aggregate of U.S. $7.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar. At December 31, 2004, the actual exchange rate was Cdn. $1.21 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2004 and 2005.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities, which are owned. The fair value of such debt and equity securities at December 31, 2004 and 2005 was $75.8 million and $87.1 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $7.6 million at December 31, 2004 and $8.7 million at December 31, 2005. The fair value of restricted marketable debt securities at December 31, 2004 and 2005 was $13.3 million and $9.3 million, respectively. The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $1.3 million at December 31, 2004 and $930,000 at December 31, 2005.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Remediation of Prior Material Weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has previously concluded that as of December 31, 2004 and March 31, June 30 and September 30, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes. Specifically, the Company did not have adequate personnel with sufficient knowledge of income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes, and income taxes payable resulting in errors in
(i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., an equity-method investment of the Company as of December 31, 2004, (ii) current and deferred income taxes related to the Company's distributions of Kronos common stock to the Company's stockholders and (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the previously-reported restatement of the Company's 2002, 2003 and 2004 consolidated financial statements and 2004 and 2005 interim financial information. Additionally, this control deficiency could result in a misstatement of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constituted a material weakness.

     To remediate this material weakness, in the fourth quarter of 2005, additional resources have been added with a background in accounting for income taxes in accordance with SFAS No. 109 and the related authoritative guidance. Management has concluded that the addition of such staff has ensured that accounting principles generally accepted in the United States of America ("GAAP") has been appropriately applied with respect to the calculation and classification within the consolidated financial statements of income tax provisions and related current and deferred income tax accounts. Accordingly, the Company has concluded that this material weakness no longer exists at December 31, 2005.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's President and Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President and Chief Financial Officer, has evaluated the design and operating effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2005.

     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a management report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2005. The Company's independent registered public accounting firm is also required to audit the Company's internal control over financial reporting as of December 31, 2005.

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting at its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to the Company's equity method investees did include our controls over the recording of amounts related to our investments that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the
Company's evaluation under that framework, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited the Company's consolidated financial statements included in this Annual Report, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as stated in their report which is included in this Annual Report on Form 10-K.

     Changes in Internal Control Over Financial Reporting. Other than the remediation of the material weakness discussed above, there have been no changes to the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2005, the Company's chief executive officer filed such annual certification with the NYSE. The 2005 certification was qualified in that, while the Company had publicly disclosed in its latest proxy statement that the audit committee chairman presided at meetings of its independent directors and how its stockholders might communicate directly with the audit committee chairman, it had not publicly disclosed how other interested parties could communicate with the presiding director of the non-management directors and had not established procedures as to who presided at meetings of the non-management directors. The Company remediated this qualification by amending its corporate governance guidelines on October 27, 2005 and filing a Current Report on Form 8-K with the SEC on November 30, 2005 disclosing that the audit committee chairman presided at meetings of the non-management directors and how stockholders and other interested parties might communicate with the presiding director. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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



                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  and (c)   Financial Statements and Schedules

               The Registrant

               The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

               50%-or-less persons

               The consolidated financial statements of Kronos (36%-owned at December 31, 2005) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management's Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X

     (b)       Exhibits

               Included as exhibits are the items listed in the Exhibit Index. NL will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to NL of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2005 will be furnished to the Commission upon request.

               The Company will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, as adopted by the board of directors on February 19, 2004, upon request. Such requests should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.


Item No.                          Exhibit Index
--------                          -------------

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

10.43* Summary of Consulting Arrangement beginning August 1, 2003, as amended between Lawrence A. Wigdor and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.2 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004.

10.44 First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers,
          Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent - incorporated by reference to
          Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

10.45 Stock Purchase Agreement dated September 24, 2004 between Valhi, Inc. and Valcor, Inc., as sellers, and NL Industries, Inc. as purchaser - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.46 Promissory Note dated September 24, 2004 in the original principal amount of $31,422,500.00 payable to the order of NL Industries, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to
          Exhibit 10.2 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.47 Promissory Note dated September 24, 2004 in the original principal amount of $162,500,000.00 payable to the order of Valcor, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to
          Exhibit 99.1 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.48 Promissory Note dated September 24, 2004 in the original principal amount of $6,077,500.00 payable to the order of Valhi, Inc. and executed by Kronos Worldwide, Inc. - incorporated by reference to
          Exhibit 99.2 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.49 Subscription agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit
          99.1 to the Current Report on Form 8-K of the Registrant dated October 5, 2004.

10.50 Voting agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit
          99.2 to the Current Report on Form 8-K of the Registrant dated October 5, 2004.

10.51 Subscription Agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit
          99.1 to the Registrant's Current Report on Form 8-K as of October 5, 2004. (Not all of the exhibits to this Exhibit 10.51 have been filed; upon request, the Registrant will furnish supplementally to the Securities and Exchange Commission a copy of the omitted exhibits.)

10.52 Voting Agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit
          99.2 to the Registrant's Current Report on Form 8-K as of October 5, 2004.

10.53 Certificate of Incorporation of CompX Group, Inc. - incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K as of October 5, 2004.

10.54 Tax Agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., Contran Corporation and CompX International Inc. - incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K as of October 5, 2004.

10.55 Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2003 - incorporated by reference to Exhibit 10.1 to the CompX International Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-13905).

10.56*    CompX   International   Inc.  1997   Long-Term   Incentive  Plan  -
          incorporated by reference to Exhibit 10.2 to the CompX International Inc. Registration Statement on Form S-1 (File No. 1-13905).

10.57 Tax Sharing Agreement among CompX International Inc., Valcor, Inc. and Valhi, Inc. dated as of January 2, 1998 - incorporated by reference to Exhibit 10.4 to the Registration Statement of CompX International Inc. on Form S-1 (File No. 1-13905).

10.58 Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 of Kronos International, Inc.s' Form 8-K dated June 14, 2005. Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.58 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

21.1      Subsidiaries of the Registrant.

23.1      Consent   of   PricewaterhouseCoopers   LLP  with   respect   to  NL's
          consolidated financial statements.

23.2      Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  Kronos'
          consolidated financial statements.

31.1      Certification

31.2      Certification

32.1      Certification

99.1      Consolidated   financial  statements  of  Kronos  Worldwide,   Inc.  -
          incorporated by reference to Kronos' Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2005.


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

                                            NL Industries, Inc.
                                              (Registrant)


                                            By:/s/ Harold C. Simmons
                                               ----------------------------
                                               Harold C. Simmons
                                               March 16, 2006
                                              (Chairman of the Board and
                                               Chief Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                       /s/ Steven L. Watson
--------------------------------            ---------------------------------
Harold C. Simmons, March 16, 2006           Steven L. Watson, March 16, 2006
(Chairman of the Board and Chief            (Director)
  Executive Officer)



/s/ Thomas P. Stafford                      /s/ Glenn R. Simmons
--------------------------------            ---------------------------------
Thomas P. Stafford, March 16, 2006          Glenn R. Simmons, March 16, 2006
(Director)                                                    (Director)



/s/ C. H. Moore, Jr.                        /s/ Gregory M. Swalwell
--------------------------------            ---------------------------------
C. H. Moore, Jr., March 16, 2006            Gregory M. Swalwell, March 16, 2006
  (Director)                                  (Vice President,  Finance and
                                              Chief Financial Officer, Principal
                                              Financial Officer)

/s/ Terry N. Worrell                        /s/ James W. Brown
--------------------------------            ---------------------------------
Terry N. Worrell, March 16, 2006            James W. Brown, March 16, 2006
(Director)                                  (Vice President and Controller,
                                             Principal Accounting Officer)









                               NL Industries, Inc.

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                      Page

  Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets - December 31, 2004 and 2005                F-4

  Consolidated Statements of Operations -
   Years ended December 31, 2003, 2004 and 2005                           F-6

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2003, 2004 and 2005                           F-8

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2003, 2004 and 2005                           F-9

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2003, 2004 and 2005                           F-10

  Notes to Consolidated Financial Statements                              F-13


Financial Statement Schedules

  Schedule I - Condensed Financial Information of Registrant              S-1

  Schedule II - Valuation and Qualifying Accounts                         S-5

  Schedules III and IV are omitted because they are not applicable.




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of NL Industries, Inc.:

     We have completed integrated audits of NL Industries, Inc.'s 2004 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
-------------------------------------------------------------------

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.




PricewaterhouseCoopers LLP



Dallas, Texas
March 16, 2006








                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2005

                      (In thousands, except per share data)


               ASSETS
                                                              2004               2005
                                                              ----               ----

 Current assets:
   Cash and cash equivalents                              $   99,185         $   76,912
   Restricted cash and cash equivalents                        7,810              4,327
   Restricted marketable debt securities                       9,446              9,265
   Accounts and other receivables                             24,302             23,392
   Refundable income taxes                                        32                424
   Receivable from affiliates                                  1,681              3,291
   Inventories                                                28,781             22,538
   Prepaid expenses                                            1,332              1,718
   Deferred income taxes                                      13,604              7,295
                                                          ----------         ----------

       Total current assets                                  186,173            149,162
                                                          ----------         ----------

 Other assets:
     Marketable equity securities                             75,793             87,120
     Restricted marketable debt securities                     3,848                  -
     Investment in Kronos Worldwide, Inc.                    175,578            146,774
     Receivable from affiliate                                10,000                  -
     Deferred income taxes                                       545                  4
     Goodwill                                                 20,772             27,240
     Other assets                                              3,715              5,499
                                                          ----------         ----------

       Total other assets                                    290,251            266,637
                                                          ----------         ----------

 Property and equipment:
   Land                                                        5,356              8,511
   Buildings                                                  26,877             28,001
   Equipment                                                 127,044            110,917
   Construction in progress                                    2,431              2,015
                                                          ----------         ----------
                                                             161,708            149,444
   Less accumulated depreciation                              86,490             80,540
                                                          ----------         ----------

       Net property and equipment                             75,218             68,904
                                                          ----------         ----------

                                                          $  551,642         $  484,703
                                                          ==========         ==========










                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2004 and 2005

                      (In thousands, except per share data)

    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              2004               2005
                                                              ----               ----

 Current liabilities:
   Current maturities of long-term debt                   $       42         $      171
   Accounts payable                                           14,649             11,079
   Accrued liabilities                                        23,134             29,859
   Accrued environmental costs                                16,570             13,302
   Payable to affiliates                                         391                982
   Income taxes                                                3,661                599
   Deferred income taxes                                      23,842               -
                                                          ----------         ----------

       Total current liabilities                              82,289             55,992
                                                          ----------         ----------

 Noncurrent liabilities:
   Long-term debt                                                 85              1,425
   Accrued pension costs                                       7,968                942
   Accrued postretirement benefits cost                       10,572             10,141
   Accrued environmental costs                                51,247             41,645
   Deferred income taxes                                     103,420            107,000
   Other                                                       4,028              2,246
                                                          ----------         ----------

       Total noncurrent liabilities                          177,320            163,399
                                                          ----------         ----------

 Minority interest                                            58,404             45,630
                                                          ----------         ----------

 Stockholders' equity:
   Preferred stock, no par value; 5,000 shares
    authorized; none issued                                     -                  -
   Common stock, $.125 par value; 150,000 shares
    authorized; 48,440 and 48,562 shares
    issued and outstanding                                     6,054              6,070
   Additional paid-in capital                                369,728            363,233
   Retained earnings                                            -                  -
   Accumulated other comprehensive income:
     Marketable securities                                    26,783             34,084
     Currency translation                                   (135,729)          (141,018)
     Pension liabilities                                     (33,207)           (42,687)
                                                          ----------         ----------

       Total stockholders' equity                            233,629            219,682
                                                          ----------         ----------

                                                          $  551,642         $  484,703
                                                          ==========         ==========


Commitments and contingencies (Notes 12, 15 and 19)



          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2003, 2004 and 2005

                      (In thousands, except per share data)


                                                             2003                2004              2005
                                                             ----                ----              ----

Net sales                                                 $1,182,143         $  741,687        $  186,350
Cost of sales                                                882,114            572,541           142,594
                                                          ----------         ----------        ----------

    Gross margin                                             300,029            169,146            43,756

Selling, general and administrative expense                  146,043             94,346            24,156
Other operating income (expense):
  Currency transaction gains (losses), net                    (8,289)               741               (71)
  Disposition of property and equipment                        9,845                 (2)             (475)
  Noncompete agreement income                                    333               -                 -
  Legal settlement gains, net                                    823                552             2,969
  Other income                                                   436              6,953               462
  Corporate expense                                          (57,430)           (17,094)          (19,870)
                                                          ----------         ----------        ----------

    Income from operations                                    99,704             65,950             2,615

Equity in earnings of Kronos Worldwide, Inc.                       -              9,613            25,549
Other income (expense):
  Trade interest income                                          932                493               110
  Interest and dividend income from affiliates                 3,319              7,986             2,347
  Other interest income                                        1,351              1,303             3,293
  Securities transactions, net                                 2,402              2,113            14,603
  Interest expense                                           (34,303)           (18,305)             (336)
                                                          ----------         ----------        ----------

    Income from continuing operations before
         income taxes and minority interest                   73,405             69,153            48,181

Provision for income taxes (benefit)                          87,854           (239,704)           14,615
Minority interest                                              3,858            149,596               352
                                                          ----------         ----------        ----------


    Income (loss) from continuing operations                 (18,307)           159,261            33,214

Discontinued operations                                       (2,874)             3,552              (326)
                                                          ----------         ----------        ----------

        Net income (loss)                                 $  (21,181)        $  162,813        $   32,888
                                                          ==========         ==========        ==========


          See accompanying notes to consolidated financial statements.

                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                  Years ended December 31, 2003, 2004 and 2005

                      (In thousands, except per share data)


                                                             2003                2004              2005
                                                             ----                ----              ----

Basic earnings (loss) per share:
  Income (loss) from continuing operations                $     (.38)        $     3.30        $      .68
  Discontinued operations                                       (.06)               .07               -
                                                          ----------         ----------        ----------

        Net income (loss)                                 $     (.44)        $     3.37        $      .68
                                                          ==========         ==========        ==========

Diluted earnings (loss) per share:
  Income (loss) from continuing operations                $     (.38)        $     3.29        $      .68
  Discontinued operations                                       (.06)               .07               -
                                                          ----------         ----------        ----------

    Net income (loss)                                     $     (.44)        $     3.36        $      .68
                                                          ==========         ==========        ==========

Weighted-average shares used in the calculation
   of net income per share:
  Basic                                                       47,721             48,333            48,541
  Dilutive impact of stock options                                74                 86                46
                                                          ----------         ----------        ----------

  Diluted                                                     47,795             48,419            48,587
                                                          ==========         ==========        ==========


          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----

Net income (loss)                                         $  (21,181)        $  162,813        $   32,888
                                                          ----------         ----------        ----------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized holding gains arising
     during the period                                        18,901              3,460             7,301
    Reclassification for realized net loss
     included in net income                                   (1,474)              -                 -
                                                          ----------         ----------        ----------

                                                              17,427              3,460             7,301

Minimum pension liabilities adjustment                       (14,737)             3,639            (9,480)

Currency translation adjustment                               22,491             16,894            (5,289)
                                                          ----------         ----------        ----------

      Total other comprehensive income (loss)                 25,181             23,993            (7,468)
                                                          ----------         ----------        ----------

          Comprehensive income                            $    4,000         $  186,806        $   25,420
                                                          ==========         ==========        ==========






          See accompanying notes to consolidated financial statements.





                      NL INDUSTRIES , INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2003, 2004 and 2005
                      (In thousands, except per share data)

                                                                                     Accumulated other
                                                                              comprehensive income (loss)
                                              Additional              -----------------------------------------------
                                    Common     paid-in     Retained   Marketable    Currency      Pension    Treasury
                                     stock     capital     earnings   securities   translation  liabilities    stock        Total
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 2002         $8,355   $ 784,306  $ 197,767   $   5,896    $ (175,114)  $  (22,109)  $ (436,180)  $ 362,921

Net income                             -           -       (21,181)       -             -            -            -        (21,181)
Other comprehensive income (loss),
  net of tax                           -           -          -         17,427        22,491      (14,737)        -         25,181
Distribution of 48.8% of Kronos
  Worldwide, Inc.                      -           -       (88,532)       -             -            -            -        (88,532)
Income tax on distribution             -        (64,538)   (48,664)       -             -            -            -       (113,202)
Cash dividends declared -
  $.80 per share                       -           -       (38,183)       -             -            -            -        (38,183)
Treasury stock - reissued              -           -          -           -             -            -           1,738       1,738
Other capital transactions
  with affiliates                      -           -        (1,207)       -             -            -            -         (1,207)
                                     ------   ---------  ---------   ---------    ----------   ----------   ----------   ---------

Balance at December 31, 2003          8,355     719,768       -         23,323      (152,623)     (36,846)    (434,442)    127,535

Net income                             -           -       162,813        -             -            -            -        162,813
Other comprehensive income,
  net of tax                           -           -          -          3,460        16,894        3,639         -         23,993
Distribution of shares of Kronos
  Worldwide, Inc.                      -           -        (8,741)       -             -            -            -         (8,741)
Income tax on distribution             -        (52,464)   (34,765)       -             -            -            -        (87,229)
Settlement of tax liability using
  shares of Kronos Woldwide, Inc.
  common stock with a net book
  value in excess of the amount
  of tax liability settled             -        174,486       -           -             -            -            -        174,486
Issuance of common stock                  6         909       -           -             -            -            -            915

Acquisition of 10,374 shares of
  CompX International Inc.             -       (102,963)   (65,615)       -             -            -            -       (168,578)
Treasury stock:
  Reissued                             -           -          -           -             -            -           8,354       8,354
  Retired                            (2,307)   (370,089)   (53,692)       -             -            -         426,088        -
Other                                  -             81       -           -             -            -            -             81
                                     ------   ---------  ---------   ---------    ----------   ----------   ----------   ---------

Balance at December 31, 2004          6,054     369,728       -         26,783      (135,729)     (33,207)        -        233,629

Net income                             -           -        32,888        -             -            -            -         32,888
Other comprehensive income
  (loss), net of tax                   -           -          -          7,301        (5,289)      (9,480)        -         (7,468)
Distribution of shares of
  Kronos Worldwide, Inc.               -           -        (2,637)       -             -            -            -         (2,637)
Income tax on distribution             -           -        (3,024)       -             -            -            -         (3,024)
Issuance of common stock                 16       2,583       -           -             -            -            -          2,599
Cash dividends declared -
  $.75 per share                       -         (9,192)   (27,227)       -             -            -            -        (36,419)
Other                                  -            114       -           -             -            -            -            114
                                     ------   ---------  ---------   ---------    ----------   ----------   ----------   ---------

Balance at December 31, 2005         $6,070   $ 363,233  $    -      $  34,084    $ (141,018)  $  (42,687)  $     -      $ 219,682
                                     ======   =========  =========   =========    ==========   ==========   ==========   =========


          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                             2003                2004              2005
                                                             ----                ----              ----

Cash flows from operating activities:
    Net income (loss)                                     $  (21,181)        $  162,813        $   32,888
    Depreciation and amortization                             54,875             36,402            11,334
    Goodwill impairment                                         -                 6,500               864
    Noncash interest expense                                   2,197              1,222               183
    Deferred income taxes:
       Continuing operations                                  91,888           (265,062)          (10,604)
       Discontinued operations                                (2,590)            (3,691)             (187)
    Minority interest:
       Continuing operations                                   3,858            149,596               352
       Discontinued operations                                (1,414)            (3,944)             (151)
    Net losses (gains) from:
       Securities transactions                                (2,402)            (2,113)          (14,603)
       Disposition of property and equipment                  (9,845)                 2               475
    Benefit plan expense greater (less)
      than cash funding:
        Defined benefit pension plans                         (5,478)               244              (885)
        Other postretirement benefit plans                    (3,468)            (2,090)             (431)
    Equity in Kronos Worldwide, Inc.                            -                (9,613)          (25,549)
    Distributions from Kronos Worldwide, Inc.                   -                10,731            17,593
    Distributions from TiO2 manufacturing
     joint venture, net                                          875              8,300              -
    Other, net                                                 1,053              2,254               623
    Change in assets and liabilities:
    Accounts and other receivable                              2,541            (44,994)              246
    Inventories                                              (20,938)            50,062              (936)
    Prepaid expenses                                           3,186              1,769               (41)
    Accounts payable and accrued liabilities                  (9,732)           (31,110)           (4,038)
    Income taxes                                             (25,726)            34,076             6,324
    Accounts with affiliates                                  34,138              7,958            (4,201)
    Accrued environmental costs                               24,137             (9,665)          (12,870)
    Other noncurrent assets and liabilities, net              (1,091)            (6,916)           (1,684)
                                                          ----------         ----------        ----------

        Net cash provided (used) by
         operating activities                                114,883             92,731            (5,298)
                                                          ----------         ----------        ----------






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)



                                                             2003                2004              2005
                                                             ----                ----              ----


Cash flows from investing activities:
  Capital expenditures                                    $  (44,262)        $  (16,209)        $  (10,676)
  CompX business acquisition, net of cash acquired              -                  -                (7,342)
  Collection of loans to affiliates                            4,000             35,423             10,000
   Change in restricted cash equivalents  and restricted
      marketable debt securities, net                           (654)            10,367             (1,945)
  Proceeds from disposal of:
    Business unit                                               -                  -                18,094
    Kronos common stock                                         -                 2,745             19,176
    Property and equipment                                    12,801              2,222                 27
  Cash of disposed business unit                                -                  -                (4,006)
  Purchase of CompX common stock                                -                  -                (3,645)
  Investment in marketable securities                           -                  -                (7,503)
  Proceeds from sale of marketable securities                   -                  -                 6,301
  Other, net                                                     671               -                  -
                                                          ----------         ----------         ----------

      Net cash provided (used) by investing activities       (27,444)            34,548             18,481
                                                          ----------         ----------         ----------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                17,106            102,225                 18
    Principal payments                                       (52,012)          (128,091)               (93)
    Deferred financing costs paid                                  -                (28)              (114)
  Cash dividends paid                                        (38,183)              -               (36,419)
  Treasury stock - reissued                                    1,738               -                  -
  Proceeds from issuance of stock:
    NL common stock                                                -              9,201              2,507
    CompX common stock                                             -                617                639
  Capital transactions with affiliates                        (1,207)              -                  -
  Distributions to minority interests                           (606)           (12,635)            (2,384)
  Other, net                                                    (426)              -                  -
                                                          ----------         ----------         ----------

      Net cash used by financing activities                  (73,590)           (28,711)           (35,846)
                                                          ----------         ----------         ----------

Net increase (decrease)                                   $   13,849         $   98,568         $  (22,663)
                                                          ==========         ==========         ==========







                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                             2003                2004              2005
                                                             ----                ----              ----

Cash and cash equivalents-net change from:
  Operating, investing and financing activities           $   13,849         $   98,568         $  (22,663)
  Currency translation                                         5,178               (474)               390
  Kronos cash balance at June 30, 2004                          -               (88,434)              -
                                                          ----------         ----------         ----------

                                                              19,027              9,660            (22,273)

   Balance at beginning of year                               70,498             89,525             99,185
                                                          ----------         ----------         ----------

   Balance at end of year                                 $   89,525         $   99,185         $   76,912
                                                          ==========         ==========         ==========

Supplemental disclosures:
   Cash paid (received) for:
    Interest                                              $   30,000         $   17,119         $      259
    Income taxes                                              (1,848)           (17,000)            32,519

   Non cash investing activities -
    Note received upon disposal of CompX
     business unit                                        $     -            $     -            $    4,179

  Net assets of Kronos Worldwide, Inc.
      deconsolidated as of July 1, 2004:
        Cash and cash equivalents                                            $   88,434
        Accounts and other receivables                                          200,845
        Inventories                                                             209,816
        Other current assets                                                      9,344
        Investment in TiO2 manufacturing joint venture                          120,711
        Net property and equipment                                              413,171
        Other assets                                                            209,105
        Current liabilities                                                    (156,701)
        Long-term debt                                                         (346,682)
        Note payable to affiliates                                             (200,000)
        Accrued pension costs                                                   (66,227)
        Accrued postretirement benefits costs                                   (10,677)
        Deferred income taxes                                                   (50,730)
        Other liabilities                                                       (13,408)
        Minority interest                                                      (201,842)
                                                                             ----------

      Net assets                                                             $  205,159
                                                                             ==========


          See accompanying notes to consolidated financial statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     NL Industries, Inc. (NYSE: NL) is a subsidiary of Valhi, Inc. (NYSE: VHI). At December 31, 2005, (i) Valhi held approximately 83% of NL's outstanding common stock and (ii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     On September 24, 2004, the Company completed the acquisition of 10,374,000 shares of CompX International Inc. (NYSE: CIX) common stock, representing approximately 68% of the outstanding shares of CompX common stock. The CompX common stock was purchased from Valhi and Valcor, a wholly-owned subsidiary of Valhi, at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos. The acquisition was approved by a special committee of NL's board of directors comprised of directors who were not affiliated with Valhi, and such special committee retained their own legal and financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to NL. NL's acquisition was accounted for under accounting principles generally accepted in the United States of America ("GAAP") as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity. The Company has retroactively restated its consolidated financial statements to reflect the consolidation of CompX for all periods presented. The excess of the aggregate $168.6 million principal amount of NL's note receivable Kronos transferred to Valhi and Valcor over the net carrying value of Valhi's and Valcor's investment in CompX was accounted for as a reduction of NL's consolidated stockholders' equity. Subsequent to the September 24, 2004 acquisition of 68% of CompX common stock, NL acquired an additional 2% of CompX common stock in open market transactions through December 31, 2005.

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

     Management's estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of NL and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and balances have been eliminated. The effect of decreases in the Company's ownership interest of its consolidated subsidiaries through the Company's sale of its affiliate's common stock to third parties are reflected in net income, with a gain or loss recognized equal to the difference between the proceeds from such sale and the carrying value of the shares sold. The effect of other decreases in the Company's ownership interest of its consolidated subsidiaries, which usually result from the exercise of options granted by such subsidiaries to purchase their shares of common stock to employees, is generally not material.

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

     Restricted cash equivalents and restricted marketable debt securities. Restricted cash equivalents and restricted marketable debt securities, primarily invested in U.S. government securities and money market funds that invest primarily in U.S. government securities, include amounts restricted pursuant to outstanding letters of credit ($5 million at each of December 31, 2004 and
2005), and at December 31, 2004 also included $19 million held by special purpose trusts (2005 - nil) formed by NL, the assets of which could only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted amount relates. Additionally, the restricted marketable debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security. Use of such restricted balances does not affect the Company's Consolidated Statements of Cash Flows.

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

     Goodwill and other intangible assets; amortization expense. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Goodwill is not subject to periodic amortization. Other intangible assets are amortized by the straight-line method over their estimated lives. Other intangible assets are stated net of accumulated amortization, and goodwill and other intangible assets are assessed for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." See Notes 8, 9 and 24.

     Property and equipment; depreciation expense. Property and equipment are stated at cost. Depreciation of property and equipment for financial reporting purposes is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments were not significant in 2003, 2004 or 2005.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine  if a  write-down  to market  value or  discounted  cash flow value is required. The Company assesses impairment of property and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Long-term debt. Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.

     Employee benefit plans. Accounting and funding policies for retirement and post retirement benefits other than pensions ("OPEB") plans are described in
Note 16.

     Income taxes. The Company and its qualifying subsidiaries are included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Kronos is also a member of the Contran Tax Group. CompX, previously a separate U.S. federal income taxpayer, became a member of the Contran Tax Group for federal income tax purposes in October 2004 with the formation of CompX Group, Inc. See Note 2. As a member of the Contran Tax Group, the Company is jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. See Note 19. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, the Company generally makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the Company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. Most members of the Contran Tax Group also file consolidated unitary state income tax returns in qualifying U.S. jurisdictions. See Note 15. The Company made net cash payments to Valhi for income taxes of $3.9 million in 2003, $1.8 million in 2004 and $1.7 million in 2005. See also Note 2 regarding the Company's payment of certain income taxes to Valhi using shares of Kronos common stock.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who would not be members of a NL consolidated U.S. federal income tax group on an NL separate company basis and undistributed earnings of foreign subsidiaries which are not permanently reinvested. In this regard, the Company commenced recognizing deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of the Company's investment in Kronos effective in December 2003 following the Company's distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to NL shareholders. Earnings of CompX's foreign subsidiaries subject to permanent reinvestment plans aggregated $31.3 million at December 31, 2004 and $5.5 million at December 31, 2005. Determination of the amount of the unrecognized deferred income tax liability related to such earnings is not practicable due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets that the Company believes does not meet the "more-likely-than-not" recognition criteria.

     Environmental remediation costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2004 and 2005, no receivables for recoveries have been recognized. See Note 19.

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

     Inventories and cost of sales. Inventories are stated at the lower of cost or market, net of allowance for slow-moving inventories ($1.2 million at December 31, 2004 and 2005). Inventory costs are based on average cost or the first-in, first-out method. Cost of sales includes costs for materials, packing and finishing, shipping and handling, utilities, salary and benefits, maintenance and depreciation.

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of the Company's chemicals segment are included in selling, general and administrative expense and were $63 million in 2003, $34 million in 2004 and nil in 2005. Shipping and handling costs of the Company's component products segment included in selling, general and administration expense are not material. Advertising costs related to continuing operations are expensed as incurred  and  were $1  million  in each  of  2003,  2004  and  2005.  Research, development and certain sales technical support costs related to continuing operations are expensed as incurred and approximated $7 million in 2003, $4 million in 2004 and $200,000 in 2005.

     Corporate expenses. Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated nil in 2003, 2004 and 2005. There were no adjustments to net income in the computation of the diluted earnings per share amounts.

     Stock options. The Company has elected the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Prior to 2003, and following the Company's cash settlement of options to purchase NL common stock held by certain individuals, the Company commenced accounting for its stock options using the variable accounting method because the Company could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in NL's market price resulting in additional compensation expense (income). Aggregate compensation cost related to NL stock options recognized by the Company was $1.9 million in 2003 and $1.7 million in 2004, and compensation income was $100,000 in 2005. The total income tax benefit related to such compensation cost recognized by the Company was approximately $700,000 in 2003 and $600,000 in 2004 and the total income tax provision related to the compensation income was less than $100,000 in 2005. No compensation cost was capitalized as part of assets (inventory or fixed assets) during 2003, 2004 and 2005.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2003, 2004 and 2005 if the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to all stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, for all awards granted subsequent to January 1, 1995.

                                                           Years ended December 31,
                                                  -----------------------------------------
                                                   2003              2004            2005
                                                   ----              ----            ----
                                                   (In millions, except per share amounts)

Net income (loss) as reported                    $ (21.2)         $  162.8          $  32.9

Adjustments, net of applicable income
 tax effects and minority interest:
    Stock-based employee  compensation
       expense determined under APBO No. 25          1.1               1.1               -
    Stock-based employee  compensation
       expense determined under SFAS No. 123        (1.3)              (.2)             (.2)
                                                 -------           -------          -------

Pro forma net income (loss)                      $ (21.4)          $ 163.7          $  32.7
                                                 =======           =======          =======

Basic earnings (loss) per share:
  As reported                                    $  (.44)          $  3.37          $   .68
  Pro forma                                      $  (.45)          $  3.39          $   .67

Diluted earnings (loss) per share:
  As reported                                    $  (.44)          $  3.36          $   .68
  Pro forma                                      $  (.45)          $  3.38          $   .67

     The pro forma information required by SFAS No. 123 is based on an estimation of the fair value of options issued subsequent to January 1, 1995. No options were granted in 2003, 2004 or 2005. The fair value of employee stock options were calculated using the Black-Scholes stock option valuation model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

     Effective October 1, 2004, the Company contributed such 10,374,000 shares of CompX common stock to newly-formed CompX Group in return for a 82.4% ownership interest in CompX Group. Concurrently, Titanium Metals Corporation ("TIMET"), a less-than-majority owned affiliate of Valhi, contributed shares of CompX common stock representing approximately 15% of CompX's outstanding common shares in return for the remaining 17.6% ownership interest in CompX Group. At that time, CompX Group became the owner of the 83% of CompX that NL and TIMET had previously owned in the aggregate. These CompX shares are the sole asset of CompX Group. CompX Group recorded the shares of CompX received from NL at NL's carryover basis. During 2005, NL purchased approximately 234,000 shares of CompX common stock in open market transactions representing approximately 1.5% of CompX's outstanding common stock for an aggregate amount of $3.6 million during 2005.

     In August 2005, CompX completed the acquisition of a components products company for aggregate cash consideration of $7.3 million, net of cash acquired. The purchase price has been allocated among the tangible and intangible net assets (including goodwill) acquired based upon an estimate of the fair value of such net assets. The pro forma effect on the Company's results of operations for 2005, assuming such acquisition had been completed as of January 1, 2005, is not material.

     Kronos Worldwide, Inc. Prior to December 2003, Kronos was a wholly-owned subsidiary of the Company. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. During 2004 and the first quarter of 2005, NL paid an aggregate of five quarterly dividends in the form of shares of Kronos common stock in which an aggregate of approximately 1.5 million shares of Kronos (3.0% of Kronos' outstanding shares) were distributed to NL shareholders in the form of pro-rata dividends. In accordance with GAAP, the carrying amount of such shares of Kronos common stock distributed were accounted for as a reduction of the Company's retained earnings and aggregated $88.5 million in 2003, $8.7 million in 2004 and $2.6 million in 2005.

     NL's December 2003, 2004 and 2005 distributions of shares of common stock of Kronos are taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed on the various dates of distribution and NL's adjusted tax basis in such stock at such dates of distribution. In accordance with GAAP, the amount of such current income tax represented by the excess of the carrying value of such stock for financial reporting purposes and the adjusted tax basis of such stock is included in the determination of net income in the period the shares were distributed, and the amount of such current income tax represented by the excess of the fair market value of such stock and the carrying value of such stock for financial reporting purposes is accounted for as a direct reduction to the Company's stockholders' equity (retained earnings). The amount of such current income tax included in the determination of net income aggregated $30.3 million in 2003, $21.2 million in 2004 and $913,000 in 2005, while the amount of such current income tax accounted for as a direct reduction to equity aggregated $113.2 million in 2003, $87.2 million in 2004 and $3.0 million in 2005. In accordance with GAAP, the amount of the deferred income tax recognized by the Company with respect to Kronos (see Note 1) are adjusted as of the date of each distribution.

     With respect to such shares of Kronos distributed to Valhi and Tremont, effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, although for financial reporting purposes the Company was required to recognize such tax liability. On November 30, 2004, Valhi and NL agreed to further amend the terms of their tax sharing agreement to provide that NL would now be required to pay up to Valhi the tax liability generated from the distribution of shares of Kronos common stock to Valhi and Tremont, including the tax related to such shares distributed to Valhi and Tremont in December 2003 and the tax related to the shares distributed to Valhi during all of 2004. In determining to so amend the terms of the tax sharing agreement, NL and Valhi considered, among other things, the changed expectation for the generation of taxable income at the NL level resulting from the inclusion of CompX in NL's consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1. Valhi and NL further agreed that in lieu of a cash income tax payment, such tax liability could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL. Such tax liability related to the shares of Kronos distributed to Valhi and Tremont in December 2003 and 2004, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $227 million. Accordingly, in the fourth quarter of 2004 NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of such tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at an agreed-upon price of $41 per share. Kronos' average closing market price during the months of November and December 2004 was $41.53 and $41.77, respectively. NL also considered the fact that the shares of Kronos held by non-affiliates are very thinly traded, and consequently an average price over a period of days mitigates the effect of the thinly-traded nature of Kronos' common stock. In accordance with GAAP, the excess of the $227 million tax liability settled by transfer of the 5.5 million shares of Kronos and the aggregate $52.5 million carrying amount of such shares transferred (or $174.5 million) was recorded as a direct increase in the Company's stockholders' equity (additional paid-in capital). Such tax liability related to the shares of Kronos distributed to Valhi in the first quarter of 2005 aggregated $3.0 million, and such tax liability was paid by NL to Valhi in cash. This aggregate $230 million tax liability has not been paid by Valhi to Contran, nor has Contran paid such tax liability to the applicable tax authority, because the related taxable gain is currently deferred at the Valhi and Contran levels due to Valhi, Tremont and NL all being members of the Valhi tax group on a separate company basis and of the Contran Tax Group. Such income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to Valhi and Tremont are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.

     During 2005, NL sold approximately 470,000 shares of Kronos common stock in market transactions for an aggregate of $19.2 million. The Company recognized a $14.7 million pre-tax securities transaction gain related to such sales. During 2004, NL sold shares of Kronos common stock in market transactions for an aggregate of $2.7 million, and the Company recognized a $2.2 million pre-tax gain related to the reduction of its ownership interest in Kronos related to such sales. See Note 7.

     As a result of all of the foregoing transactions, the Company's ownership of Kronos was reduced to approximately 36% as of December 31, 2005. See Note 7. At December 31, 2005, Valhi and a wholly-owned subsidiary of Valhi owned an additional 57% of Kronos' outstanding common stock.

Note 3 - Business segment information

                                                       % owned at
  Business segment             Entity               December 31, 2005
--------------------    ------------------------   -------------------

  Component products    CompX International Inc.            70%
  Chemicals             Kronos Worldwide, Inc.              36%

     The Company's ownership of CompX is held principally by CompX Group, Inc. The Company owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above includes NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX. See Note 2. NL also owns an additional 2% of CompX directly.

     As a result of the restatement of the Company's consolidated financial statements to reflect the consolidation of CompX's results of operations, the Company has, for certain periods presented, more than one operating segment (as that term is defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.) Accordingly, the following information is presented to comply with the disclosure requirements of SFAS No. 131, including disclosures with respect to each year in the three-year period ended December 31, 2005.

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

     CompX (NYSE:CIX) and Kronos (NYSE:KRO) each file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

     The Company evaluates segment performance based on segment operating income. Segment profit is defined as income from continuing operations before income taxes, minority interest, extraordinary items, interest expense, certain nonrecurring items and certain general corporate items. Corporate items excluded from segment profit include corporate expense, interest and dividend income not attributable to the component products business and the chemicals business, litigation settlement gains, securities transaction gains from the disposal of long-lived assets outside the ordinary course of business. The accounting policies of the respective business segments are the same as those described in
Note 1.

     Interest income included in the calculation of segment profit is not material. Amortization of deferred financing costs is included in interest expense. There are no intersegment sales or any significant intersegment transactions.

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

     For geographic information, net sales are attributed to the place of manufacture (point of origin) and the location of the customer (point of destination); property and equipment are attributed to their physical location. At December 31, 2005, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $45 million (2004 - $80 million).



                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)
 Net sales:
   Chemicals                                   $ 1,008.2        $  559.1       $     -
   Component products                              173.9           182.6          186.4
                                               ---------        --------       --------

     Total net sales                           $ 1,182.1        $  741.7       $  186.4
                                               =========        ========       ========

 Segment profit:
   Chemicals                                   $   137.4        $   66.4       $     -
   Component products                                9.0            16.3           19.3
                                               ---------        --------       --------

     Total segment profit                          146.4            82.7           19.3

 General corporate items:
   Interest and dividend income
    from affiliates                                  3.3             8.0            2.3
   Other interest income                             1.4             1.3            3.3
   Securities transactions, net                      2.4             2.1           14.6
   Insurance recoveries                               .8              .6            3.0
   Gain on disposal of fixed assets                 10.4              -              -
   Noncompete agreement income                        .3              -              -
   Other income                                       .1              .3             .4
   General corporate expenses, net                 (57.4)          (17.1)         (19.9)
   Interest expense                                (34.3)          (18.3)           (.3)
                                               ---------        --------       --------

                                                    73.4            59.6           22.7
     Equity in earnings of Kronos
      Worldwide, Inc.                                 -              9.6           25.5
                                               ---------        --------       --------

     Income from continuing operations
         before income taxes and
          minority interest                    $    73.4        $   69.2       $   48.2
                                               =========        ========       ========





                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)

 Net sales - point of origin:
   United States                               $   404.9        $  317.5       $  113.5
   Germany                                         510.1           294.7             -
   Belgium                                         150.7            98.8             -
   Norway                                          131.5            70.3             -
   Canada                                          249.7           158.5           63.9
   Taiwan                                           13.6            16.0           14.2
   Eliminations                                   (278.4)         (214.1)          (5.2)
                                               ---------        --------       --------

                                               $ 1,182.1        $  741.7       $  186.4
                                               =========        ========       ========

 Net sales - point of destination:
   United States                               $   423.7        $  294.6       $  149.5
   Europe                                          574.5           335.3            2.7
   Canada                                           85.5            56.8           25.0
   Asia and other                                   98.4            55.0            9.2
                                               ---------        --------       --------

                                               $ 1,182.1        $  741.7       $  186.4
                                               =========        ========       ========





                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)
 Depreciation and amortization:
   Chemicals                                   $    39.4         $  21.8       $     -
   Component products                               14.8            14.2           10.9
   Corporate                                          .7              .4             .4
                                               ---------        --------       --------

                                               $    54.9        $   36.4       $   11.3
                                               =========        ========       ========

 Capital expenditures:
   Chemicals                                   $    35.3        $   10.8       $    -
   Component products                                8.9             5.3           10.5
   Corporate                                          .1              .1             .2
                                               ---------        --------       --------

                                               $    44.3        $   16.2       $   10.7
                                               =========        ========       ========



                                                               December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)

 Total assets:
   Operating segments:
     Chemicals                                 $ 1,121.9        $     -        $     -
     Component products                            212.4           169.6          173.7
   Investment in Kronos Worldwide, Inc.             -              175.6          146.8
   Corporate and eliminations                      142.2           206.4          164.2
                                               ---------        --------       --------

                                               $ 1,476.5        $  551.6       $  484.7
                                               =========        ========       ========

 Net property and equipment:
   United States                               $    48.2        $   42.5       $   43.7
   Germany                                         252.4              -              -
   Canada                                           87.0            19.1           17.0
   Norway                                           50.8              -              -
   Belgium                                          64.9              -              -
   Netherlands                                       9.6             7.9             -
   Taiwan                                            5.7             5.7            8.2
   Other                                              .3              -              -
                                               ---------        --------       --------

                                               $   518.9        $   75.2       $   68.9
                                               =========        ========       ========

Note 4 - Accounts and other receivables:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Trade receivables                                       $   24,759         $   20,921
 Recoverable VAT and other receivables                          551              2,783
 Allowance for doubtful accounts                             (1,008)              (312)
                                                         ----------         ----------

                                                         $   24,302         $   23,392
                                                         ==========         ==========


Note 5 -       Marketable securities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

   Valhi common stock                                    $   75,770         $   87,120
   Other                                                         23               -
                                                         ----------         ----------

                                                         $   75,793         $   87,120
                                                         ==========         ==========

     At December 31, 2004 and 2005, the Company owned approximately 4.7 million shares of Valhi common stock and accounts for such stock as available-for-sale marketable equity securities carried at fair value (based on quoted market prices). The aggregate cost basis for the Company's investment in Valhi at December 31, 2004 and 2005 was $34.6 million. The Valhi common stock owned by the Company is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission ("SEC") Rule 144. The shares of Valhi common stock cannot be voted by the Company under Delaware Corporation Law, but the Company does receive dividends from Valhi on these shares, when declared and paid. For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock.

Note 6 - Inventories:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Raw materials                                           $    8,258         $    7,098
 In process products                                         10,827              9,899
 Finished products                                            9,696              5,541
                                                         ----------         ----------

                                                         $   28,781         $   22,538
                                                         ==========         ==========

     All of the Company's inventories are related to the component products operating segment.

Note 7 - Investment in affiliates:

     Kronos Worldwide, Inc. At December 31, 2005, the Company held 17.5 million shares of Kronos with a quoted market price of $29.01 per share, or an aggregate market value of $508 million, (18.3 million shares at $40.75 per share at December 31, 2004).

     At December 31, 2005, Kronos reported total assets of $1.3 billion and stockholders' equity of $410 million. Kronos' total assets at December 31, 2005 include current assets of $525 million, net property and equipment of $419 million and an investment in a TiO2 manufacturing joint venture of $115 million. Kronos' total liabilities at December 31, 2005 include current liabilities of $205 million, long-term debt of $464 million, accrued non current OPEB and pension costs aggregating $150 million and non current deferred income taxes of $53 million. At December 31, 2004, Kronos reported total assets of $1.4 billion and stockholders' equity of $470.8 million. Kronos' total assets at December 31, 2004 include current assets of $495.5 million, net property and equipment of $466.9 million and an investment in a TiO2 manufacturing joint venture of $120.3 million. Kronos' total liabilities at December 31, 2004 include current liabilities of $212.9 million, long-term debt of $519.4 million, accrued OPEB and pension costs aggregating $72.6 million and non current deferred income taxes of $60.1 million.

     During the year ended December 31, 2005, Kronos reported net sales of $1.2 billion, income from operations of $175 million and net income of $71 million. During the last six months of 2004, Kronos reported net sales of $569.5 million, income from operations of $50.3 million and net income of $20.3 million. Kronos' results of operations for the first six months of 2004, and for the year ended December 31, 2003, are included in the Company's consolidated results of operations.

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

     KLA is required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis and, accordingly, KLA reports no equity in earnings of LPC. Kronos' cost for its share of the TiO2 produced is equal to its share of LPC's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $.9 million in 2003, and $8.3 million in the first six months of 2004 are stated net of contributions of $13.1 million in 2003 and $8.1 million in the first half of 2004.

     LPC made net cash distributions of $1.8 million in 2003 and $16.6 million in the first six months of 2004, equally split between the partners. Effective July 1, 2004, the Company no longer consolidates the financial position and results of operations of Kronos and consequently accounts for Kronos' investment in the TiO2 manufacturing joint venture as part of the Company's investment in Kronos subsequent to that date.

     During the first six months of 2004, LPC reported revenues of $102.0 million (for the year ended December 31, 2003 - $203.0 million,) with approximately one-half attributable to each partner for each period. LPC operates on a break-even basis, consequently net income is nil for all periods.

Note 8 - Goodwill:

     Substantially all of the Company's goodwill is related to the component products operating segment and was generated principally from CompX's acquisitions of certain business units completed prior to 2002, and to a 2005 acquisition. The remaining goodwill resulted from the acquisition of EWI prior to 2003 and totaled approximately $6.4 million in 2002, 2003 and 2004.

     Changes in the carrying amount of goodwill related to the components products operating segment during the past three years is presented in the table below.

                                                                Component products
                                                                 operating segment
                                                               --------------------
                                                                   (In millions)

       Balance at December 31, 2002                                    $43.7
       Changes in foreign exchange rates                                 2.6
                                                                       -----

       Balance at December 31, 2003                                     46.3
       Impairment related to discontinued operations                    (6.5)
       Deferred tax adjustment                                         (26.9)
       Changes in foreign exchange rates                                 1.5
                                                                       -----

       Balance at December 31, 2004                                     14.4

       Goodwill acquired during the year                                 8.0
       Disposition of business                                          (1.4)
       Changes in foreign exchange rates                                 (.2)
                                                                       -----

       Balance at December 31, 2005                                    $20.8
                                                                       =====

     The Company has assigned its goodwill related to its component products segment to three reporting units (as that term is defined in SFAS No. 142) within that operating segment: one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Michigan, Canadian and Taiwanese operations. Under SFAS No. 142, such goodwill is deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the reporting units, the Company uses appropriate valuation techniques, such as discounted cash flows. In accordance with GAAP, the Company reviews goodwill for impairment during the third quarter of each year. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments relating to continuing operations were deemed to exist as a result of the Company's annual impairment review completed during 2003, 2004 or 2005. However, the Company did recognize an impairment of goodwill related to its disposed European Thomas Regout operations in December 2004. See Note 24.

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


Note 9 - Intangible and other noncurrent assets:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

     Definite-lived customer list intangible asset       $    1,487         $    1,115
     Patents and other intangible assets                      1,703              2,317
     Other                                                      525              2,067
                                                         ----------         ----------

                                                         $    3,715         $    5,499
                                                         ==========         ==========

     Definite-lived customer list intangible asset resulted from the acquisition of EWI RE, Inc. prior to 2003. See Note 8. This intangible asset is amortized on a straight-line basis over a period of seven years (approximately three years remaining at December 31, 2005) with no assumed residual value and is presented net of accumulated amortization of $1.1 million and $1.5 million as of December 31, 2004 and 2005, respectively. The patents and other intangible assets, all of which relate to CompX, are stated net of accumulated amortization of $1.7 million at December 31, 2004 and $2.3 million at December 31, 2005.

     Aggregate amortization expense of intangible assets was $606,000 in 2003, $603,000 in 2004 and $686,000 2005, and is expected to be approximately $675,000 in each of 2006 through 2008 and $300,000 in 2009 and 2010.

Note 10 - Accrued liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

     Employee benefits                                   $   14,775         $   10,933
     Professional fees                                        2,654              5,269
     Other                                                    5,705             13,657
                                                         ----------         ----------

                                                         $   23,134         $   29,859
                                                         ==========         ==========

Note 11 -      Other noncurrent liabilities:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

   Insurance                                             $    2,507         $    2,224
   Other                                                      1,521                 22
                                                         ----------         ----------

                                                         $    4,028         $    2,246
                                                         ==========         ==========

Note 12 -      Long-term debt:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
 CompX International Inc. and subsidiaries:
   Other indebtedness                                    $      127         $    1,596
   Less current maturities                                       42                171
                                                         ----------         ----------

                                                         $       85         $    1,425
                                                         ==========         ==========

     CompX. At December 31, 2005 CompX has a $50.0 million secured revolving bank credit facility that matures in January 2009 and bears interest, at CompX's option, at rates based on either the prime rate or LIBOR. The credit facility is collateralized by a pledge of 65% of the ownership interests in CompX's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of their assets, to another entity. In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. At December 31, 2005 there were no outstanding draws against the facility and the full amount of the facility was available for borrowing.

     Other indebtedness at December 31, 2005 includes certain industrial revenue bonds assumed in connection with the August 2005 business acquisition discussed in Note 2. Such indebtedness was fully prepaid in January 2006 for an amount equal to its carrying value.

     Kronos  and  its  subsidiaries.   In  July  2004,  the  Company  ceased  to
consolidate the financial position of Kronos. See Note 1.

Note 13 - Minority interest:

                                                                   December 31,
                                                                 --------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
 Minority interest in net assets:
   CompX International, Inc.                             $   49,154         $   45,630
     NL Environmental Management Services, Inc.               9,250               -
                                                         ----------         ----------

                                                         $   58,404         $   45,630
                                                         ==========         ==========


                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)
 Minority interest in net earnings:
   Kronos Worldwide, Inc.                      $   1,602        $145,837       $   -
   CompX International, Inc.                       1,814           2,993            290
   NL Environmental Management Services, Inc.        370             747             62
   Subsidiary of Kronos Worldwide, Inc.               72              19           -
                                               ---------        --------       --------

                                               $   3,858        $149,596       $    352
                                               =========        ========       ========

     Kronos Worldwide, Inc. The Company commenced recognizing minority interest in Kronos' net assets and net earnings following the Company's December 2003 distribution of a portion of the shares of Kronos common stock to its stockholders and ceased to report minority interest in Kronos' net assets and net earnings commencing July 1, 2004. See Notes 1 and 2.

     Other. Other minority interest related principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings were based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 19.

     In June 2005, EMS received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party. In June 2005, EMS set aside funds as payment for the shares of EMS, but as of December 31, 2005 the former minority shareholders have not tendered their shares, and accordingly the liability owed to these former minority shareholders, which has not been extinguished for financial reporting purposes as of December 31, 2005, is classified as a current liability at such date. Similarly, the funds which have been set aside are classified as a current asset at such date.

     Discontinued operations. Minority interest in losses of discontinued operations was $1.4 million in 2003, $3.9 million in 2004 and $200,000 in 2005. See Note 24.

Note 14 - Stockholders' equity:

                                                              Shares of common stock
                                                    -----------------------------------------
                                                     Issued        Treasury       Outstanding
                                                    --------      ----------      -----------
                                                                (In thousands)

 Balance at December 31, 2002                        66,845          (19,155)        47,690

 Treasury shares reissued                              -                 101            101
                                                   --------         --------       --------

 Balance at December 31, 2003                        66,845          (19,054)        47,791

 Treasury shares reissued                                                598            598
 Treasury shares retired                            (18,456)          18,456           -
 Common stock issued                                     51             -                51
                                                   --------         --------       --------

 Balance at December 31, 2004                        48,440             -            48,440

 Common stock issued                                    122             -               122
                                                   --------         --------       --------

 Balance at December 31, 2005                        48,562             -            48,562
                                                   ========         ========       ========

     NL common stock options. The NL Industries, Inc. 1998 Long-Term Incentive Plan (the "NL Option Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights ("SARs") and other incentive compensation to officers and other key employees of the Company and nonemployee directors. Although certain stock options granted pursuant to a similar plan which preceded the NL Option Plan ("Predecessor Option Plan") remain outstanding at December 31, 2005, no additional options may be granted under the Predecessor Option Plan.

     Up to five million shares of NL common stock may be issued pursuant to the NL Option Plan and, at December 31, 2005, 4,084,800 shares were available for future grants. The NL Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, "options") are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the NL Option Plan.

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

                                                                                   Amount        Weighted-
                                                                  Exercise         payable        average
                                                                  price per         upon          exercise
                                                      Shares        share         exercise         price
                                                      ------     -----------     ----------     -----------
                                                           (In thousands, except per share amounts)

 Outstanding at December 31, 2002                    1,261      $ 8.69-21.97      $ 22,059        $ 17.50

 Exercised                                             (95)      11.28-15.19        (1,271)         13.43
 Canceled                                              (26)       9.34-20.11          (391)         15.00
 Adjusted for Kronos common stock
    distribution                                       -              -             (9,885)          8.63
                                                     -----      ------------      --------

 Outstanding at December 31, 2003                    1,140        0.06-13.34        10,512           9.22

 Exercised                                            (643)       0.06-13.34        (6,073)          9.44
 Canceled                                             (252)       3.56-13.34        (2,038)          8.10
                                                     -----      ------------      --------

 Outstanding at December 31, 2004                      245        2.66-13.34         2,401           9.80

 Exercised                                            (116)       5.63-11.89        (1,222)         10.53
 Cancelled                                              (1)            11.49           (14)         11.49
                                                     -----      ------------      --------

 Outstanding at December 31, 2005                      128      $ 2.66-11.89      $  1,165        $  9.11
                                                     =====      ============      ========

     At December 31, 2005 all of the outstanding options were exercisable, with an aggregate intrinsic value (defined as the excess of the market price of NL's common stock over the exercise price) of $600,000. All of such outstanding options had exercise prices less than the Company's December 31, 2005 quoted market price of $14.09 per share. Outstanding options at December 31, 2005 expire at various dates through 2011. Shares issued under the incentive stock plan are generally newly-issued shares, however prior to September 30, 2004 shares issued under the incentive stock plan were issued from NL's treasury shares.

     The following table summarizes the Company's stock options outstanding and exercisable as of December 31, 2005 by price range.

                      Options outstanding                                        Options exercisable
-----------------------------------------------------------------------    ----------------------------
                                             Weighted-
                                              average         Weighted-                        Weighted-
                            Outstanding      remaining         average       Exercisable        average
          Range of              at          contractual       exercise           at            exercise
       exercise prices       12/31/05           life            price          12/31/05          price
     -------------------    -----------     -----------      ----------      ------------     -----------

     $  2.66  -  $  3.25        8,550          2.8            $   2.74           8,550         $   2.74
     $  5.19  -  $  5.81       38,350          3.8            $   5.58          38,350         $   5.58
     $  9.34  -  $ 11.49       80,950          4.8            $  11.46          80,950         $  11.46
                             --------                                         --------

                              127,850          4.6            $   9.11         127,850         $   9.11
                             ========                                         ========

     The intrinsic value of these NL options exercised aggregated $100,000 in 2003, $3.1 million in 2004 and $1.3 million in 2005, and the related income tax benefit from such exercises was less than $50,000 in 2003, $1.1 million in 2004 and $500,000 in 2005.

     Stock option plan of subsidiaries and affiliates. Through December 31, 2005, Kronos has not granted any options to purchase its common stock. CompX maintains a stock option plan that provides for the grant of options to purchase its common stock. At December 31, 2005, options to purchase 470,000 CompX shares were outstanding with exercise prices ranging from $10.00 to $20.00 per share, or an aggregate amount payable upon exercise of $8.6 million.

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

     Dividends. On March 15, 2006, the Company's Board of Directors declared a regular quarterly cash dividend of $.125 per share to be paid to stockholders of record as of March 27, 2006 to be paid on March 31, 2006

     Other. The pro forma information included in Note 1, required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995 using the Black-Scholes stock option valuation model. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income and basic earnings per share disclosed in Note 1 is not necessarily indicative of future effects on net income or earnings per share. See also Note 23.

Note 15 - Income taxes:

                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)

 Pre-tax income (loss):
   U.S.                                        $   (15.5)       $   23.8       $   39.3
   Non-U.S.                                         88.9            45.4            8.9
                                               ---------        --------       --------

                                               $    73.4        $   69.2       $   48.2
                                               =========        ========       ========

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%     $    25.7        $   24.2       $   16.9
 Non-U.S. tax rates                                 (1.2)            (.5)           (.3)
 Incremental U.S. tax and rate differences
  on equity in earnings                             42.3            29.1            3.1
 Change in deferred income tax valuation
  allowance, net                                    (7.2)         (308.4)            -
 Nondeductible expenses                              3.4             2.3             .3
 U.S. state income taxes, net                         .1              .1             .5
 Refund of prior year German income taxes          (38.0)           (3.0)            -
 Excess of book basis over tax basis of
  Kronos common stock:
    Sold                                              -               -              .9
    Distributed                                     30.3            21.2            1.9
 Tax contingency reserve adjustment, net            30.5           (13.4)          (7.2)
 Other, net                                          2.0             8.7           (1.5)
                                               ---------        --------       --------

                                               $    87.9        $ (239.7)      $   14.6
                                               =========        ========       ========




                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)
 Components of income tax expense (benefit):
   Currently payable (refundable):
     U.S. federal and state                    $    30.0        $   13.6       $   21.7
     Non-U.S.                                      (34.0)           11.8            3.5
                                               ---------        --------       --------

                                                    (4.0)           25.4           25.2
                                               ---------        --------       --------
   Deferred income taxes (benefit):
     U.S. federal and state                         54.3             8.2          (10.5)
     Non-U.S.                                       37.6          (273.3)           (.1)
                                               ---------        --------       --------

                                                    91.9          (265.1)         (10.6)
                                               ---------        --------       --------

                                               $    87.9        $ (239.7)      $   14.6
                                               =========        ========       ========



                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)
 Comprehensive provision for
  income taxes (benefit) allocable to:
   Income from continuing operations           $    87.9        $ (239.7)      $   14.6
   Discontinued operations                          (2.6)           (4.6)           (.4)
   Retained earnings                                48.7            34.8            3.0
   Additional paid-in capital                       64.5            52.4             .1
   Other comprehensive income:
     Marketable securities                           9.4             1.9            3.9
     Pension liabilities                           (12.2)            1.0           (5.4)
     Currency translation                            0.1            (7.2)          (3.5)
                                               ---------        --------       --------

                                               $   195.8        $ (161.4)      $   12.3
                                               =========        ========       ========

     The components of the net deferred tax liability at December 31, 2004 and 2005, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

                                                                                 December 31,
                                                             ---------------------------------------------------
                                                                       2004                        2005
                                                             -----------------------     -----------------------
                                                             Assets      Liabilities     Assets      Liabilities
                                                             ------      -----------     ------      -----------
                                                                                (In millions)
 Tax effect of temporary differences
  related to:
   Inventories                                              $  -          $  -           $   .8        $    -
   Marketable securities                                       -            (12.4)           -          (16.4)
   Property and equipment                                      -             (9.5)           -           (6.0)
   Accrued OPEB costs                                          4.8           -              4.2            -
   Accrued pension cost                                        3.2           -               .4            -
   Accrued environmental liabilities and
    other deductible differences                              24.8           -             19.7            -
   Other accrued liabilities and deductible
    differences                                                4.3           -              2.7            -
   Other taxable differences                                   -            (71.4)           -          (35.7)
   Investments in subsidiaries and
    affiliates                                                 4.5          (70.0)           -          (69.9)
 Tax loss and tax credit carryforwards                         8.6             -             .5            -
                                                            ------        -------        ------       -------
   Adjusted gross deferred tax assets
    (liabilities)                                             50.2         (163.3)         28.3        (128.0)
 Netting of items by tax jurisdiction                        (36.1)          36.1         (21.0)         21.0
                                                            ------        -------        ------       -------
                                                              14.1         (127.2)          7.3        (107.0)
 Less net current deferred tax asset
  (liability)                                                 13.6          (23.8)          7.3            -
                                                            ------        -------        ------       -------

   Net noncurrent deferred tax asset
    (liability)                                             $   .5        $(103.4)       $   -        $ (107.0)
                                                            ======        =======        ======       ========




                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)

Decrease (increase) in valuation allowance:
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria   $  (7.2)        $ 308.4        $    -
  Foreign currency translation                      28.2             3.2             -
  Deconsolidation of Kronos                           -              3.2             -
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                             (12.5)         (121.0)            -
                                                 -------         -------        -------

                                                 $   8.5         $ 193.8        $    -
                                                 =======         =======        =======

     Certain U.S. and non-U.S. tax returns of the Company and Kronos are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at December 31, 2005). Kronos filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, would have aggregated approximately euro 9 million ($11 million). Kronos filed a written response to the assessment, and in September 2005 the Belgian tax authorities withdrew the assessment.

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

o    The $7.2 million non-cash tax contingency reserve adjustment  recognized in
     the  year  ended   December  31,  2005   relates   primarily  to  favorable
     developments with respect to certain income tax items of NL in the U.S.

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

     Under GAAP, a company is required to recognize a deferred income tax liability with respect to the incremental U.S. taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of its foreign operations, as those earnings were subject to specific permanent reinvestment plans. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management's intentions have changed. As of September 30, 2005, and based primarily upon changes in CompX management's strategic plans for certain of its non-U.S. operations, CompX's management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested, except for the pre-2005 earnings of its Taiwanese subsidiary. Accordingly, and in accordance with GAAP, CompX recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

     At December 31, 2005, CompX had $1.6 million of U.S. net operating loss carryforwards expiring in 2007 through 2017. Utilization of such net operating loss carryforwards is limited to approximately $400,000 per tax year. The Company utilized approximately $400,000 of such carryforwards in 2005, approximately $800,000 in 2004, which included two tax years (See Note 1), and $400,000 in 2003. The Company believes it is more-likely-than-not that such carryforwards will be utilized to reduce future income tax liabilities, and accordingly the Company has not provided a deferred income tax asset valuation allowance to offset the benefit of such carryforwards.

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. At the end of the second quarter of 2004, and based on all available evidence, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now met the "more-likely-than-not" recognition criteria, and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, KII believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given that Kronos had generated positive taxable income in Germany in recent years, combined with the fact that the net operating loss carryforwards have no expiration date, Kronos concluded, among other reasons, that it was now appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards because the benefit of such operating loss carryforwards now meet the "more-likely-than-not" recognition criteria. Of the $280.7 million valuation allowance related to Germany which was reversed during 2004, and in accordance with the applicable GAAP related to accounting for income taxes at interim periods, (i) $8.7 million was reversed during the first six months of 2004 that related primarily to the utilization of the German net operating loss carryforwards during such period, (ii) $268.6 million was reversed as of June 30, 2004 and (iii) Kronos reversed $3.4 million during the last six months of 2004.

     NL's and NL's subsidiary, EMS's, 1998 U.S. federal income tax returns were examined by the U.S. tax authorities, and NL and EMS granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $21 million, including interest, up front as a partial payment of the settlement amount (which amount was paid during 2005 and was classified as a current liability at December 31, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the 15-year time period beginning in 2004. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized an $17.4 million tax benefit in 2004 related to the revised estimate. In addition, during 2004, the Company recognized a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believed now met the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance at December 31, 2003, related to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of
EMS) utilized such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance reversed related to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believed met the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions have been or will be included in NL's taxable income.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit of these net refunds in its 2003 results of operations. For the year ended December 31, 2004, the Company recognized a net refund of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amount. Through December 2004, KII and its German operating subsidiary had received net refunds of euro 35.6 million ($44.7 million when received). All refunds relating to the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and the Company recognized euro 21.5 million ($24.6 million) in 2003.

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

     In January 2005, CompX completed its disposition of the Thomas Regout operations in Europe (see Note 24 to the financial statements). The Company generated a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Under applicable GAAP, CompX recognized the benefit of such capital loss in the fourth quarter of 2004 at the time such operations were classified as held for sale. See Notes 1 and 24.

Note 16 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Non-U.S. employees (associated with a former disposed business unit in the United Kingdom) are covered by plans in their respective countries and a majority of U.S. employees are eligible to participate in a contributory savings plan. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2005, the Company currently expects to contribute the equivalent of approximately $450,000 to all of its defined benefit pension plans during 2006.

     As discussed in Note 1, effective July 1, 2004 the Company ceased to consolidate Kronos and commenced accounting for its interest in Kronos by the equity method. Accordingly, commencing July 1, 2004, the Company ceased to consolidate the employee benefit obligations and expenses of Kronos.

     The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost (income) related to the Company's consolidated business segments and charged to continuing operations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. The Company uses a September 30th measurement date for their defined benefit pension plans.



                                                             Years ended December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year          $  377,634         $   52,424
   Service cost                                               3,379               -
   Interest cost                                             11,655              3,020
   Participant contributions                                    716                 12
   Actuarial losses                                           2,832              4,137
   Change in foreign currency exchange rates                 15,739               (930)
   Benefits paid                                            (12,118)            (3,224)
   Adjustment to cease consolidation of Kronos             (347,413)              -
                                                         ----------         ----------

       Benefit obligations at end of the year            $   52,424         $   55,439
                                                         ==========         ==========

 Change in plan assets:
   Fair value of plan assets at beginning of the year    $  241,235         $  43,901
   Actual return on plan assets                              17,644            17,352
   Employer contributions                                     9,106               682
   Participant contributions                                    716                12
   Change in foreign currency exchange rates                 10,198              (640)
   Benefits paid                                            (12,118)           (3,224)
   Adjustment to cease consolidation of Kronos             (222,880)             -
                                                         ----------         ----------

       Fair value of plan assets at end of year          $   43,901         $  58,083
                                                         ==========         ==========
 Funded status at end of the year:
   Plan assets more (less) than PBO                      $   (8,523)        $   2,644
   Unrecognized actuarial losses                             10,668               589
   Unrecognized net transition obligations                     (141)              (63)
                                                         ----------         ----------

                                                         $    2,004         $   3,170
                                                         ==========         ==========

 Amounts recognized in the balance sheet:
   Accrued pension costs:
     Current                                             $     (384)        $    (428)
     Noncurrent                                              (7,968)             (942)
   Accumulated other comprehensive income                    10,356             4,540
                                                         ----------         ----------

                                                         $    2,004         $   3,170
                                                         ==========         ==========


                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                              (In millions)

 Net periodic pension cost (income):
   Service cost benefits                        $  5,347        $  3,379        $   -
   Interest cost on PBO                           18,225          11,655           3,020
   Expected return on plan assets                (17,580)        (11,181)         (4,051)
   Amortization of prior service cost                354             285            -
   Amortization of net transition obligations        733             262             (67)
   Recognized actuarial losses                     1,800           2,389             384
                                                --------        --------        --------

                                                $  8,879        $  6,789        $   (714)
                                                ========        ========        ========

     The weighted-average discount rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2004 and 2005 are 5.7% and 5.4% at December 31, 2004 and 2005, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. At December 31, 2004 and 2005, the Company had no active employees participating in its defined benefit pension plans. Such plans are closed to additional participants and consequently discount rate assumptions regarding future compensation levels are not applicable.

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2003, 2004 and 2005 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

              Rate                                                    December 31,
              ----                                  --------------------------------------------
                                                      2003              2004              2005
                                                      ----              ----              ----

Discount rate                                         5.9%              5.8%              5.7%
                                                                        not               not
Increase in future compensation levels                2.6%           applicable        applicable
Long-term return on plan assets                       7.2%              9.7%              9.6%


     As of December 31, 2005, the accumulated benefit obligations for all defined benefit pension plans was approximately $55 million (2004 - $52 million). At December 31, 2005, the projected benefit obligations for all defined benefit pension plans was comprised of $47 million related to U.S. plans and $8 million related to non-U.S. plans (2004 - $43 million and $9 million, respectively).

     At December 31, 2005, the fair value of plan assets for all defined benefit pension plans was comprised of $52 million related to U.S. plans and $6 million related to non-U.S. plans (2004 - $38 million and $6 million, respectively).

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below. At December 31, 2004, 17% of the projected benefit obligations of such plans relate to non-U.S. plans.


                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

   Projected benefit obligation                           $ 52,424            $   -
   Accumulated benefit obligation                           50,694                -
   Fair value of plan assets:
     U.S. plans                                             38,201                -
     Non - U.S. plans                                        5,700                -

     At December 31, 2004 and 2005, all of the assets attributable to U.S. plans were invested in The Combined Master Retirement Trust ("CMRT"), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

     At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 3% in U.S. fixed income securities, 7% in international equity securities and 4% in cash and other investments. At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons. Mr. Harold Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. For the years ended December 31, 2003, 2004 and 2005, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-term rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 18-year history of the CMRT from its inception in 1987 through December 31, 2005, the average annual rate of return has been approximately 14% (with a 36% return for 2005).

     The Company expects future benefits paid from all defined benefit pension plans are as follows:

                                                           Amount
                                                       --------------
 Years ending December 31,                             (In thousands)
---------------------------
     2006                                                 $ 3,107
     2007                                                   3,089
     2008                                                   3,112
     2009                                                   3,124
     2010                                                   3,153
     2011 to 2015                                          16,988

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to continuing operations approximated $2.5 million in 2003, $2.0 million in 2004 and $2.3 million in 2005, primarily related to CompX.

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

     The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2005, the expected rate of increase in future health care costs is 9% in 2006, declining to 5.5% in 2009 and thereafter. (In 2004 the expected rate of increase in future healthcare costs 9% in 2005, declining to 5.5% in 2009 and thereafter.) If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by approximately $50,000 (decreased by $50,000) in 2005, and the actuarial present value of accumulated OPEB obligations at December 31, 2005 would have increased by $800,000 (decreased by $700,000). At December 31, 2005, the Company currently expects to contribute the equivalent of approximately $1.6 million to all of its OPEB plans during 2006, and aggregate benefit payments to OPEB plan participants are expected to be the equivalent of approximately $1.6 million in 2006, $1.5 million in each of 2007 and 2008, $1.4 million in each of 2009 and 2010 and $5.9 million during 2011 through 2015. Such amounts are stated net of estimated Medicare Part D subsidy, discussed below, of approximately $225,000 per year


                                                             Years ended December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Change in projected OPEB obligations:
   Obligations at beginning of the year                  $   33,429         $   15,903
   Service cost                                                 116               -
   Interest cost                                              1,386                844
   Plan amendments                                           (1,385)              -
   Actuarial gains                                           (2,759)              (592)
   Change in foreign currency exchange rates                    206               -
   Benefits paid                                             (3,500)            (2,154)
   Adjustment to deconsolidate Kronos                       (11,590)              -
                                                         ----------         ----------

   Obligations at end of the year                        $   15,903         $   14,001
                                                         ==========         ==========

 Change in plan assets:
   Employer contributions                                $    3,500         $    2,154
   Benefits paid                                             (3,500)            (2,154)
                                                         ----------         ----------

   Fair value of plan assets at end of the year          $     -            $     -
                                                         ==========         ==========

 Funded status at end of the year:
   Plan assets less than benefit obligations             $  (15,903)        $  (14,001)
   Unrecognized net actuarial losses                          3,284              2,692
   Unrecognized prior service credit                           (968)              (682)
                                                         ----------         ----------

                                                         $  (13,587)        $  (11,991)
                                                         ==========         ==========

 Accrued OPEB costs recognized in the balance sheet:
   Current                                               $    3,015         $    1,850
   Noncurrent                                                10,572             10,141
                                                         ----------         ----------

                                                         $   13,587         $   11,991
                                                         ==========         ==========


                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                             (In thousands)

 Net periodic OPEB cost:
   Service cost                                 $    152        $    116        $   -
   Interest cost                                   2,063           1,386             844
   Amortization of prior service credit           (2,075)           (540)           (286)
   Recognized actuarial losses                       189             132            -
                                                --------        --------        --------

                                                $    329        $  1,094        $    558
                                                ========        ========        ========

     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2005 was 5.6% (2004 - 5.7%). Such weighted average rate was determined using the projected benefit obligation as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligation as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2005 was 5.7% (2004 - 5.9%; 2003 - 6.5%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2004 or 2005.

     As of December 31, 2005, the accumulated benefit obligations for all OPEB plans was approximately $14.0 million (2004 - $15.9 million). At December 31, 2005, all of the Company's consolidated accrued OPEB costs related to the Company's U.S. plan.

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

     Receivables from and payables to affiliates are summarized in the table below.

                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

 Current receivables from affiliates:
   Income taxes refundable from Valhi                      $ 1,681             $ 3,146
   Kronos                                                     -                    145
                                                           -------             -------

                                                           $ 1,681             $ 3,291
                                                           =======             =======

 Noncurrent receivable from affiliate -
   loan to Contran family trust                            $10,000             $  -
                                                           =======             =======

 Current payables to affiliates:
   Income taxes payable to Valhi                           $    86             $   771
   Kronos                                                       16                -
   Tremont                                                     289                 211
                                                           -------             -------

                                                           $   391             $   982
                                                           =======             =======

     Purchases of TiO2 from LPC were $101.3 million in 2003 and $51.0 million in the first half of 2004. See Note 7.

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

     In 2001, EMS, NL's majority-owned environmental management subsidiary, extended a $25 million revolving credit facility to one of the family trusts discussed in Note 1 ($10 million and nil outstanding at December 31, 2004 and 2005, respectively). The loan bore interest at prime, was due on demand with 60 days notice and was collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. During 2005, all amounts due and outstanding on this credit facility were repaid and the revolving credit facility was cancelled.

     Interest income on all loans to affiliates was $2.2 million in 2003, $6.9 million in 2004 and nil in 2005, including $1.4 million in 2003 and $1.5 million in 2004 in interest income from CompX's discontinued operation. Also included in 2004 is $4.7 million in interest income related to a $200 million note receivable from Kronos that was distributed to NL in December 2003. A portion of such note was used to acquire CompX in September 2004. See Note 1. The remainder of the note was repaid in 2004. Interest income earned prior to July 1, 2004 was eliminated upon consolidation.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. The net ISA fees charged to the Company (including amounts attributable to Kronos for all periods) included in selling general and administrative expense and corporate expense aggregated approximately $4.1 million in 2003, $10.4 million in 2004 and $12.6 million in 2005. The increase in the aggregate ISA fee charged to the Company in 2004 is due primarily to approximately 30 staff positions, previously compensated by NL and Kronos, who in 2004 commenced being compensated by Contran. NL also had an ISA with TIMET whereby NL provided certain services to TIMET for approximately $14,000 in 2003.

     Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The aggregate premiums paid by the Company to Tall Pines (including amounts paid to Valmont Insurance Company, another subsidiary of Valhi that was merged into Tall Pines in 2004) were $8.2 million in 2003, $4.3 million in 2004 and nil in 2005. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. The aggregate premiums paid by affiliates of the Company for insurance brokered by EWI were approximately $15 million in 2004 and $10 million in 2005. The Company expects that these relationships with Tall Pines and EWI will continue in 2006.

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

     Capital transactions with affiliates during 2003, as reflected on the accompanying Consolidated Statements of Cash Flows, relates principally to CompX dividends paid to Valhi and Valcor.



Note 18 - Other income; noncompete agreement income and litigation settlement gains:

     Other income for the years ended December 31, 2003, 2004 and 2005 is summarized below:



                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                             (In thousands)

   Contract dispute settlement                  $   -           $  6,289        $   -
   Other                                             436             664             462
                                                --------        --------        --------

                                                $    436        $  6,953        $    462
                                                ========        ========        ========

     The contract dispute settlement relates to Kronos' settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized in 2004 represents the present value of the future payments to be paid by the customer to Kronos. Of such $7.3 million, $1.5 million was paid to Kronos in 2004, $1.75 million was paid in 2005, $1.75 million is due in 2006 and $2.25 million is due in 2007.

     NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business was recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ended in January 2003 ($333,000 recognized in 2003).

     Insurance  recoveries of $823,000 in 2003, $552,000 in 2004 and $804,000 in
2005 relate to NL's settlements with certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached prior to 2003, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. Insurance recoveries in 2005 also include $2.2 million related to settlement of excess insurance claims that were paid to NL. See Note 19.

Note 19 - Commitments and contingencies:

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

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has never settled any of these cases, nor have any final adverse judgments been entered against NL. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot currently be reasonably estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If any such future liability were to be incurred, it could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

     In one of these lead pigment cases (State of Rhode Island v. Lead Industries Association), a trial before a Rhode Island state court jury began in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. In October 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. In November 2005, the State of Rhode Island began a retrial of the case on the State's claims of public nuisance, indemnity and unjust enrichment against NL and three other defendants. Following the state's presentation of its case, the trial court dismissed the state's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that NL and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that NL and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the state's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of such remedy is not currently known and will be determined only following additional proceedings. Various motions remain pending before the trial court, including NL's motion to dismiss. NL intends to appeal any adverse judgment which the trial court may enter against NL.

     The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against NL. NL does not believe it is currently possible to determine the nature or extent of any potential liability resulting from the verdict. In addition, liability that might result to NL, if any, with respect to this and the other lead pigment litigation can not currently be reasonably estimated. However, as with any legal proceeding, there is no assurance that any of these appeals would be successful, and it is reasonably possible, based on the outcome of the appeals process, that NL would in the near term conclude that it was probable NL had incurred some liability in this Rhode Island matter that would result in the recognition of a loss contingency accrual. Such potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on NL's financial condition and liquidity. NL believes it is reasonably possible that additional legal proceedings in this matter could be scheduled for trial in 2006 and beyond in other jurisdictions, including cases in which NL is currently a defendant or in cases not yet filed against NL, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on NL's financial condition and liquidity. An estimate of the potential impact on NL's results of operations, financial condition or liquidity related to these matters can not currently be reasonably estimated.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2005, no receivables for such recoveries have been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the past three years is presented in the table below. The amount charged to expense, as shown in the table below, is included in corporate expense on the Company's consolidated statement of operations. The amount shown in the table below for payments against the Company's accrued environmental costs is net of a $1.5 million recovery of remediation costs previously expended by NL that was paid to NL by other PRPs in the third quarter of 2004 pursuant to an agreement entered into by NL and the other PRPs.


                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----
                                                             (In thousands)

 Balance at the beginning of the year           $ 91,506        $ 77,481        $ 67,817
 Additions charged to expense, net                26,211           1,602           2,293
 Payments                                        (40,236)        (11,266)        (15,163)
                                                --------        --------        --------

 Balance at the end of the year                 $ 77,481        $ 67,817        $ 54,947
                                                ========        ========        ========

 Amounts recognized in the balance sheet:
   Current liability                                            $ 16,570        $ 13,302
   Noncurrent liability                                           51,247          41,645
                                                                --------        --------

                                                                $ 67,817        $ 54,947
                                                                ========        ========

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At December 31, 2004 and 2005, the Company had accrued $68 million and $55 million, respectively for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites which it is possible to estimate costs is approximately $80 million. The Company's estimates of such liabilities have not been discounted to present value.

     At December 31, 2005, there are approximately 20 sites for which the Company is currently unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had an association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company. On certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs that could be material to NL if liability for such amounts ultimately were determined against NL.

     At December 31, 2004, the Company had $19 million in restricted cash equivalents and debt securities held by special purpose trusts, the assets of which could only be used to pay for certain of the Company's future environmental remediation and other environmental expenditures. During 2005, all of such restricted balances had been so utilized. Use of such restricted balances does not affect the Company's consolidated net cash flows.

     Insurance coverage claims. In October 2005, NL was served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et. Al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to NL under insurance policies issued to NL by the plaintiff's predecessor with respect to certain lead pigment lawsuits. NL filed a motion to dismiss the New York action. NL filed an action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347) asserting that OneBeacon has breached its obligations to NL under such insurance policies and seeking a declaratory judgment of OneBeacon's obligations to NL under such policies. Certain of the former insurance companies have filed a petition to remove the Texas action to federal court.

     NL has reached an agreement with a former insurance carrier in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount that NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. In addition, during 2005, NL recognized $2.2 million of recoveries from certain insolvent former insurance carriers relating to settlement of excess insurance claims that were paid to NL. See Note 18. While NL continues to seek additional insurance recoveries, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     The issue of whether insurance coverage for defense costs of indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

     NL has settled insurance coverage claims concerning environmental claims with certain of its principal former carriers. A portion of the proceeds from these settlements were placed into special purpose trusts, as discussed above. No further material settlements relating to environmental remediation coverage are expected.

     Other litigation. NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases, involving a total of approximately 12,000 plaintiffs and their spouses, remain pending. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot currently be reasonably estimated. To date, NL has not been adjudicated liable in any of these matters. Based on information available to NL, including facts concerning its historical operations, the rate of new claims, the number of claims from which NL has been dismissed and NL's prior experience in the defense of these matters, NL believes that the range of reasonably possible outcomes of these matters will be consistent with NL's historical costs with respect to these matters (which are not material), and no reasonably possible outcome is expected to involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

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

     Concentrations of credit risk. Sales of TiO2 accounted for substantially all of Kronos' net sales from continuing operations during each of 2003, 2004 and 2005. TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers accounting for approximately one-fourth of Kronos' net sales in each of the last three years. By volume, approximately one-half of Kronos' TiO2 sales were to Europe in each of the past three years with about 38% attributable to North America.

     Component products are sold primarily in North America to original equipment manufacturers in North America and Europe. In 2005, the ten largest customers accounted for approximately 43% of component products sales (2004 - 43%; 2003 - 44%).

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2005, the ten largest customers accounted for about 43% of component products sales (2004 - 43%; 2003 - 44%). In 2004 and 2005, one customer accounted for 11% and
10%, respectively, of CompX's sales. No single customer accounted for more than 10% of CompX's sales in 2003.

     At December 31, 2005, consolidated cash, cash equivalents and restricted cash includes $50.0 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2004 - $82.8 million), all of which is held in trust for the Company by a single U.S. bank.

     Other.  Royalty expense was $450,000 in 2003,  $222,000 in 2004 and $66,000 in 2005. Royalties relate principally to certain products manufactured by CompX in Canada and sold in the United States under the terms of third-party patent license agreements, one of which expired in 2003 and the remaining agreement expires in 2021.

     Rent expense, principally for CompX equipment in 2005 and principally for Kronos' operating facilities and equipment during 2003 and the first six months of 2004, was approximately $13 million in 2003, $6 million in 2004 and $800,000 in 2005. At December 31, 2005, future minimum rentals under noncancellable operating leases are approximately $540,000 in 2006, $260,000 in 2007, $70,000 in 2008, $30,000 in 2009 and $10,000 in 2010.

     Income taxes. The Company and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, the Company, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. Valhi has agreed, however, to indemnify the Company for any liability for income taxes of the Contran Tax Group in excess of the Company's tax liability previously computed and paid by NL in accordance with the tax allocation policy. In this regard, in the event all or a portion of the $230 million income tax liability related to the shares of Kronos transferred or distributed by NL to Valhi and Tremont becomes payable by Contran to the applicable tax authority (See Note 2), NL and every other member of the Contran Tax Group would be jointly and severally liable for such income tax in the event Contran did not pay such tax to the applicable tax authority. However, in this event, the Company would also have the benefit of Valhi's indemnification, as described above.

Note 20 - Financial instruments:

     Summarized below is the estimated fair value and related net carrying value of the Company's financial instruments.


                                                             December 31,                December 31,
                                                                 2004                        2005
                                                      ---------------------------  -------------------------
                                                        Carrying        Fair         Carrying       Fair
                                                         Amount         Value          Amount       Value
                                                      ------------   -----------   -------------  ----------
Cash, cash equivalents, current and noncurrent
   restricted cash equivalents and current and
   noncurrent restricted marketable debt securities     $ 120.3       $  120.3       $   90.5      $   90.5

Marketable equity securities - classified as
   available-for-sale                                   $  75.8       $   75.8       $   87.1      $   87.1

Minority interest in CompX common stock                 $  49.2       $   79.4       $   45.6      $   74.1

Common stockholders' equity                             $ 233.6       $1,070.5       $  219.7      $  684.2

     Fair value of the Company's marketable equity securities, restricted marketable debt securities and Notes, and the fair value of the Company's common stockholder's equity and minority interest in Kronos and CompX, are based upon quoted market prices at each balance sheet date.

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2005, CompX held a series of contracts to exchange an aggregate of U.S. $6.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. Such contracts mature through March 2006. The exchange rate was $1.17 per U.S. dollar at December 31, 2005. At December 31, 2004 CompX held contracts maturing through March 2005 to exchange an aggregate of U.S. $7.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar. At December 31, 2004, the actual exchange rate was Cdn. $1.21 per U.S. dollar. The estimated fair value of such contracts is not material at December 31, 2004 and 2005.

     The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 2003, 2004 or 2005.



Note 21 -      Quarterly results of operations (unaudited):

                                                                            Quarter ended
                                                    ----------------------------------------------------------
                                                     March 31         June 30        Sept. 30         Dec. 31
                                                    ---------        ---------      ---------        ---------
                                                                 (In millions, except per share data)

 Year ended December 31, 2004
   Net sales                                        $ 306.8          $ 342.0         $ 46.3            $ 46.6
   Gross margin                                     $  69.4          $  79.2         $ 10.3            $ 10.2

   Income from continuing operations                $   5.5          $ 146.4         $  6.8            $   .6
   Discontinued operations                               -                .2             .2               3.1
                                                    -------          -------         ------            ------

   Net income                                       $   5.5          $ 146.6         $  7.0            $  3.7
                                                    =======          =======         ======            ======

     Diluted earnings per common share
                                                    $   .11          $  3.03         $  .14            $  .07

 Year ended December 31, 2005
   Net sales                                        $  46.8          $  45.7         $ 47.1            $ 46.8
   Gross margin                                     $  10.3          $  10.5         $ 11.0            $ 12.0

   Income from continuing operations                $  14.8          $   9.9         $  2.8            $  5.7
   Discontinued operations                              (.3)              -              -                 -
                                                    -------          -------         ------            ------

   Net income                                       $  14.5          $   9.9         $  2.8            $  5.7
                                                    =======          =======         ======            ======

     Diluted earnings per common share
                                                    $   .30          $   .20         $  .06            $  .12

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

Note 22 - Accounting principles newly adopted in 2003 and 2004:

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

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 is recognized as a cumulative effect of a change in accounting principle as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 was not material, as summarized in the table below, and is not separately recognized in the accompanying Statement of Operations.

                                                                             Amount
                                                                           ---------
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
                                                                             ====

     The increase in the asset retirement obligations in 2004, approximately $200,000 during 2004, is due to accretion expense and the effects of currency translation. Accretion expense, which is reported as a component of cost of sales in the accompanying statement of income, was less than $100,000 for each of the years ended December 31, 2003 and 2004. At December 31, 2004, the Company no longer consolidates the financial position of Kronos and therefore no longer reports any asset retirement obligations.

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

     Stock options. As permitted by regulations of the SEC the Company will adopt SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL is not expected to be material, and because the Company has not granted any options and does not expect to grant any options prior to January 1, 2006, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to the recognition of compensation cost in the Company's consolidated statements of income for existing stock options. Should NL or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the Company could recognize material amounts of compensation cost related to such options in its consolidated financial statements.

     Also upon adoption of SFAS No. 123R, any cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures have been provided in
Note 14.

Note 24 - Discontinued operations:

     In December 2004, CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in the Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 3), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheets or statements of cash flows. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the estimated fair value less costs to sell of such operations exceeded the carrying amount of the related net assets, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write down its investment in the Thomas Regout operations to estimated realizable value. Such impairment charge represented an impairment of goodwill. See Note 8.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer includes the results of operations of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of Thomas Regout were $860,000 (before income tax benefit) less than the net realizable value previously estimated at the time the goodwill impairment charge (primarily due to higher expenses associated with the disposal of such operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($326,000 loss, net of income tax benefit and minority interest). Such change represents an additional impairment of goodwill.

     Condensed income statement data for Thomas Regout is presented below. The $6.5 million impairment charge is included in Thomas Regout's operating loss for 2004. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with CompX, which indebtedness arose at the time of CompX's acquisition of such operations prior to 2002 and corresponded to certain third-party indebtedness CompX incurred at the time such operations were acquired. Discontinued operations in 2004 includes a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Under applicable GAAP, CompX recognized the benefit of such capital loss in the fourth quarter of 2004 at the time such operations were classified as held for sale because the Company concluded that such benefit meets the more-likely-than-not recognition criteria as of December 31, 2004.


                                                        Years ended December 31,
                                                  ------------------------------------
                                                  2003             2004           2005
                                                  ----             ----           ----

Net sales                                       $   35.3        $   41.7         $   -
                                                ========        ========         =======

Operating loss                                  $   (5.5)       $   (3.5)        $   (.9)
Interest expense                                    (1.4)           (1.5)             -
Income tax benefit                                   2.6             4.6              .4
Minority interest in losses                          1.4             3.9              .2
                                                --------        --------         -------

                                                $   (2.9)       $    3.5         $   (.3)
                                                ========        ========         =======

     Condensed balance sheet data for Thomas Regout, included in the Company's consolidated balance sheets, is presented below.


                                                                  December 31,
                                                                      2004
                                                                      ----

Current assets                                                     $  18.0
Noncurrent assets                                                     11.0
                                                                   -------

                                                                   $  29.0
                                                                   =======

Current liabilities                                                $   5.0
Net assets                                                            24.0
                                                                   -------

                                                                   $  29.0
                                                                   =======

     Included in the net assets of Thomas Regout are certain intercompany loans payable by Thomas Regout to CompX which are eliminated in the Company's consolidated balance sheet.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2004 and 2005

                                 (In thousands)

                                                              2004               2005
                                                              ----               ----

 Current assets:
   Cash and cash equivalents                               $   45,029         $   20,149
   Restricted cash equivalents                                  3,131               -
   Restricted marketable debt securities                        6,713              5,428
   Accounts and notes receivable                                  478                100
   Receivable from subsidiaries and affiliates                  2,001              3,259
   Prepaid expenses                                               151                 50
   Deferred income taxes                                       12,435              5,026
                                                           ----------         ----------

       Total current assets                                    69,938             34,012
                                                           ----------         ----------

 Other assets:
   Marketable securities                                       56,707             65,175
   Restricted marketable debt securities                        3,848                -
   Investment in subsidiaries                                 119,278            107,664
   Investment in Kronos Worldwide, Inc.                       175,578            146,774
   Other                                                          301                269
   Property and equipment, net                                    646                642
                                                           ----------         ----------

       Total other assets                                     356,358            320,524
                                                           ----------         ----------

                                                           $  426,296         $  354,536
                                                           ==========         ==========

 Current liabilities:
   Payable to subsidiaries and affiliates                  $    1,644         $      518
   Accounts payable and accrued liabilities                    11,140              8,803
   Income taxes                                                 1,050                273
   Accrued environmental costs                                 11,216             11,113
   Deferred taxes                                              23,842               -
                                                           ----------         ----------

       Total current liabilities                               48,892             20,707
                                                           ----------         ----------

 Noncurrent liabilities:
   Deferred income tax                                         98,157             88,398
   Accrued environmental costs                                 23,050             12,420
   Accrued pension cost                                         7,968                942
   Accrued postretirement benefits cost                        10,572             10,141
   Other                                                        4,028              2,246
                                                           ----------         ----------

       Total noncurrent liabilities                           143,775            114,147
                                                           ----------         ----------

 Stockholders' equity                                         233,629            219,682
                                                           ----------         ----------

                                                           $  426,296         $  354,536
                                                           ==========         ==========





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Operations

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)


                                                         2003                2004              2005
                                                         ----                ----              ----

 Revenues and other income (expense):
     Equity in income from continuing operations of
        subsidiaries and affiliates                   $   92,192         $  169,966        $   27,477
   Interest and dividends                                  1,858              1,420             3,105
   Interest income from subsidiaries                       1,184             13,649              -
   Securities transactions, net                            2,737              2,113            14,603
   Litigation settlements gains, net                         823                552             2,970
   Disposition of property & equipment                    10,325                 99              -
   Other income, net                                         414                223               335
                                                      ----------         ----------        ----------

                                                         109,533            188,022            48,490
                                                      ----------         ----------        ----------

 Costs and expenses:
   General and administrative                             54,154             17,984            19,779
   Interest                                                  909                409             -
                                                      ----------         ----------        ----------

                                                          55,063             18,393            19,779
                                                      ----------         ----------        ----------

   Income before income taxes                             54,470            169,629            28,711

 Provision for income taxes (benefit)                     72,777             10,368            (4,503)
                                                      ----------         ----------        ----------

   Income (loss) from continuing operations              (18,307)           159,261            33,214

 Discontinued operations                                  (2,874)             3,552              (326)
                                                      ----------         ----------        ----------

 Net income (loss)                                    $  (21,181)        $  162,813        $   32,888
                                                      ==========         ==========        ==========





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2003, 2004 and 2005

                                 (In thousands)

                                                         2003                2004              2005
                                                         ----                ----              ----


 Cash flows from operating activities:
     Net income (loss)                                $  (21,181)        $  162,813        $   32,888
     Distributions from Kronos                             7,000             23,168            17,593
     Distributions from CompX                               -                 1,297             5,224
     Noncash interest expense (income), net                 (869)              -                 -
     Deferred income taxes                                53,220             (3,621)          (20,612)
     Equity in earnings of subsidiaries
      and investments:
         Continuing operations                           (92,192)          (169,966)          (27,477)
         Discontinued operations                           2,874                684               326
     Securities transactions                              (2,737)            (2,113)          (14,603)
     Other, net                                          (11,304)            (1,203)           (1,225)
   Net change in assets and liabilities                   45,244             (3,967)           (2,204)
                                                      ----------         ----------        ----------

        Net cash provided (used) by
         operating activities                            (19,945)             7,092           (10,090)
                                                      ----------         ----------        ----------

 Cash flows from investing activities:
     Repayment of loans by affiliates                       -                31,423              -
     Change in restricted cash equivalents
        and restricted marketable debt
        securities, net                                   42,744             14,460             3,591
     Proceeds from disposition of property
      and equipment                                       12,420               -                 -
     Proceeds from sales of securities                      -                 2,745            19,176
     Purchase of CompX common stock                         -                  -               (3,645)
                                                      ----------         ----------        ----------

        Net cash provided by investing
         activities                                       55,164             48,628            19,122
                                                      ----------         ----------        ----------

 Cash flows from financing activities:
   Loans from affiliates, net                              2,620            (22,320)             -
   Dividends paid                                        (38,183)             -               (36,419)
   Common stock issued                                      -                   915             2,507
   Treasury stock reissued                                 1,738              8,286             -
                                                      ----------         ----------        ----------

        Net cash used by financing activities            (33,825)           (13,119)          (33,912)
                                                      ----------         ----------        ----------

 Net change during the year from operating
     investing and financing activities                    1,394             42,601           (24,880)
 Balance at beginning of year                              1,034              2,428            45,029
                                                      ----------         ----------        ----------

 Balance at end of year                                $   2,428         $   45,029        $   20,149
                                                      ==========         ==========        ==========



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

Note 2 - Investment in and advances to subsidiaries:

                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)
 Current:
     Receivable from:
        Kronos                                             $    -               $     145
        EWI - income taxes                                       130                  166
        Valhi - income taxes                                   1,381                2,073
        153506 Canada                                            410                  413
        CompX - income taxes                                      52                  462
        Other                                                     28                 -
                                                           ---------            ---------

                                                           $   2,001            $   3,259
                                                           =========            =========
     Payable to:
        CompX - income taxes                               $   1,253            $   -
        Valhi - income taxes                                      86                -
        Tremont                                                  288                  221
        EMS                                                        -                  297
        Other                                                     17                -
                                                           ---------            ---------

                                                           $   1,644            $     518
                                                           =========            =========


                                                                   December 31,
                                                            -------------------------
                                                             2004               2005
                                                             ----               ----
                                                                  (In thousands)

Investment in:
    CompX                                                  $  90,045            $  89,625
    Other subsidiaries                                        29,233               18,039
                                                           ---------            ---------

                                                           $ 119,278            $ 107,664
                                                           =========            =========


                                                                  Years ended December 31,
                                                         ----------------------------------------
                                                         2003              2004              2005
                                                         ----              ----              ----
                                                                      (In thousands)

Equity in income from continuing operations
 of subsidiaries and affiliates:
    Kronos                                             $ 86,642          $158,373         $ 25,549
    CompX                                                 3,747             6,039              592
    Other subsidiaries                                    1,803             5,554            1,336
                                                       --------          --------         --------

                                                       $ 92,192          $169,966         $ 27,477
                                                       ========          ========         ========



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                               Additions
                                               Balance at     (recoveries)                                                Balance
                                               beginning       charged to         Net         Currency                    at end
                                                of year        costs and      deductions     translation      Other       of year
       Description                                              expenses                                     (1)/(2)
---------------------------------             -----------     ------------    ----------     -----------     -------     ---------
Year ended December 31, 2003:
  Allowance for doubtful accounts               $ 3,417         $   624         $  (537)       $   491        $   -       $ 3,995
                                                =======         =======         =======        =======        ======      =======

  Allowance for slow moving and
   obsolete inventories                         $ 9,314         $ 2,076         $(1,699)       $   182        $    -      $ 9,873
                                                =======         =======         =======        =======        ======      =======

    Accrual for planned major
     maintenance activities                     $ 3,986         $ 5,337         $(3,896)       $   900        $   -       $ 6,327
                                                =======         =======         =======        =======        ======      =======

Year ended December 31, 2004:
  Allowance for doubtful accounts               $ 3,995         $   188         $  (324)       $    (2)       $ (2,849)   $ 1,008
                                                =======         =======         =======        =======        ======      =======

  Allowance for slow moving and
   obsolete inventories                         $ 9,873         $ 1,242         $(1,969)       $    29        $ (7,959)   $ 1,216
                                                =======         =======         =======        =======        ======      =======

    Accrual for planned major
     maintenance activities                     $ 6,327         $ 5,311         $(4,993)       $  (156)       $ (6,489)   $  -
                                                =======         =======         =======        =======        ======      =======

Year ended December 31, 2005:
  Allowance for doubtful accounts               $ 1,008         $  (127)        $   (18)       $     3        $   (554)   $   312
                                                =======         =======         =======        =======        ======      =======

  Allowance for slow moving and
   obsolete inventories                         $ 1,216         $   373         $  (652)       $     2        $    254    $ 1,193
                                                =======         =======         =======        =======        ======      =======

Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements. Information is presented for continuing operations only.

(1)       Effective  July 1, 2004 NL commenced  accounting for its investment in
          Kronos   Worldwide,   Inc.   using  the   equity   method  and  ceased
          consolidation of Kronos' operations at that time.

(2) For the year ended December 31, 2005, acquisition and/or disposition of business unit.