Form 10-Q
period 2006-03-31
NL INDUSTRIES INC
filed 2006-05-05
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2006           Commission file number 1-640
                     ------------------                                -------




                                  NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           New Jersey                                           13-5267260
-------------------------------                           ---------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
--------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                               ----------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer    Accelerated filer X  Non-accelerated filer
                       ---                  ---                      ---

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No X
                           ---    ---

Number of shares of the Registrant's common stock outstanding on April 28, 2006:
48,563,034.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
                                                                         number

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
              December 31, 2005; March 31, 2006
              (Unaudited)                                                   1

             Consolidated Statements of Income -
              Three months ended March 31, 2005 and 2006
              (Unaudited)                                                   3

             Consolidated Statements of Comprehensive Income (Loss) -
              Three months ended March 31, 2005 and 2006
              (Unaudited)                                                   4

             Consolidated Statement of Stockholders' Equity -
              Three months ended March 31, 2006
              (Unaudited)                                                   5

             Consolidated Statements of Cash Flows -
              Three months ended March 31, 2005 and 2006
              (Unaudited)                                                   6

             Notes to Consolidated Financial Statements (Unaudited)         8

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          20

  Item 3.    Quantitative and Qualitative Disclosure About
              Market Risk                                                  33

  Item 4.    Controls and Procedures                                       33

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                             34

  Item 1A.   Risk Factors                                                  35

  Item 6.    Exhibits                                                      35






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                        December 31,         March 31,
                                                                 2005                2006
                                                             ------------        -----------
                                                                                 (Unaudited)

 Current assets:
   Cash and cash equivalents                                  $   76,912          $   68,088
   Restricted cash and cash equivalents                            4,327               3,835
   Restricted marketable debt securities                           9,265               9,405
   Accounts and other receivables, net                            23,392              25,507
   Refundable income taxes                                           424                 851
   Receivable from affiliates                                      3,291               2,551
   Inventories, net                                               22,538              22,005
   Prepaid expenses                                                1,718               1,165
   Deferred income taxes                                           7,295               7,202
                                                              ----------          ----------

       Total current assets                                      149,162             140,609
                                                              ----------          ----------

 Other assets:
   Marketable equity securities                                   87,120              83,352
   Investment in Kronos Worldwide, Inc.                          146,774             149,125
   Deferred income taxes                                               4                -
   Goodwill                                                       27,240              27,418
   Other, net                                                      5,499               5,859
                                                              ----------          ----------

       Total other assets                                        266,637             265,754
                                                              ----------          ----------

 Property and equipment:
   Land                                                            8,511               9,202
   Buildings                                                      28,001              28,483
   Equipment                                                     110,917             113,041
   Construction in progress                                        2,015               3,525
                                                              ----------          ----------
                                                                 149,444             154,251
   Less accumulated depreciation and amortization                 80,540              85,242
                                                              ----------          ----------

       Net property and equipment                                 68,904              69,009
                                                              ----------          ----------

                                                              $  484,703          $  475,372
                                                              ==========          ==========








                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                     December 31,         March 31,
                                                                 2005                2006
                                                             ------------        -----------
                                                                                 (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                       $      171          $       52
   Accounts payable                                               11,079               9,817
   Accrued liabilities                                            29,859              27,757
   Accrued environmental costs                                    13,302              12,028
   Payable to affiliates                                             982               1,138
   Income taxes                                                      599                 360
                                                              ----------          ----------

       Total current liabilities                                  55,992              51,152
                                                              ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                  1,425                  41
   Accrued pension costs                                             942                 468
   Accrued postretirement benefits costs                          10,141               9,644
   Accrued environmental costs                                    41,645              40,867
   Deferred income taxes                                         107,000             107,073
   Other                                                           2,246               2,186
                                                              ----------          ----------

       Total noncurrent liabilities                              163,399             160,279
                                                              ----------          ----------

 Minority interest                                                45,630              45,578
                                                              ----------          ----------

 Stockholders' equity:
   Common stock                                                    6,070               6,070
   Additional paid-in capital                                    363,233             363,242
   Retained earnings                                                -                    423
   Accumulated other comprehensive income (loss):
     Marketable securities                                        34,084              31,586
     Currency translation                                       (141,018)           (140,271)
     Pension liabilities                                         (42,687)            (42,687)
                                                              ----------          ----------

       Total stockholders' equity                                219,682             218,363
                                                              ----------          ----------

                                                              $  484,703          $  475,372
                                                              ==========          ==========

Commitments and contingencies (Notes 10 and 12)



          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2005 and 2006

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                    2005               2006
                                                                    ----               ----

Net sales                                                       $   46,843         $   47,029
Cost of sales                                                       36,560             35,401
                                                                ----------         ----------

    Gross margin                                                    10,283             11,628

Selling, general and administrative expense                          6,122              6,718
Other operating income (expense):
  Currency transaction losses, net                                     (54)               (41)
  Disposition of property and equipment                                 (4)               (73)
  Insurance recoveries                                                   -              2,236
  Other income                                                         265                 13
  Corporate expense                                                 (5,837)            (4,096)
                                                                ----------         ----------

    Income (loss) from operations                                   (1,469)             2,949

Equity in earnings of Kronos Worldwide, Inc.                         7,790              5,381
Other income (expense):
  Trade interest income                                                 21                 75
  Interest and dividend income from affiliates                         619                471
  Other interest income                                                866                868
  Securities transactions, net                                      14,578                 57
  Interest expense                                                     (80)               (61)
                                                                ----------         ----------

    Income from continuing operations before
      income taxes and minority interest                            22,325              9,740

Provision for income taxes                                           6,778              2,496

Minority interest in after-tax earnings                                731                751
                                                                ----------         ----------

    Income from continuing operations                               14,816              6,493

Discontinued operations                                               (326)              -
                                                                ----------         ----------

    Net income                                                  $   14,490         $    6,493
                                                                ==========         ==========

Basic and diluted net income per share                          $      .30         $      .13
                                                                ==========         ==========
Weighted-average shares used in the calculation
  of net income per share:
  Basic                                                             48,490             48,563
  Dilutive impact of stock options                                      71                 24
                                                                ----------         ----------

  Diluted                                                           48,561             48,587
                                                                ==========         ==========


          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)

                                                                    2005               2006
                                                                    ----               ----


Net income                                                      $   14,490         $    6,493
                                                                ----------         ----------

Other comprehensive income (loss), net of tax:

     Marketable securities adjustment                               10,805             (2,498)

     Currency translation adjustment                                 1,308                747
                                                                ----------         ----------

      Total other comprehensive income (loss)                       12,113             (1,751)
                                                                ----------         ----------

          Comprehensive income                                  $   26,603         $    4,742
                                                                ==========         ==========









          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2006

                                 (In thousands)

                                   (Unaudited)

                                                                                           Accumulated other
                                                                                     comprehensive income (loss)
                                                      Additional              -------------------------------------------
                                             Common    paid-in      Retained    Marketable      Currency       Pension
                                             stock     capital      earnings    securities    translation    liabilities      Total
                                            ----------------------------------------------------------------------------------------

Balance at December 31, 2005                $6,070   $363,233   $   -       $  34,084        $(141,018)   $ (42,687)       $219,682

Net income                                    -          -         6,493         -                -            -              6,493

Issuance of common stock                      -             9       -            -                -            -                  9

Dividends                                     -          -        (6,070)        -                -            -             (6,070)

Other comprehensive income (loss) , net       -          -          -          (2,498)             747         -             (1,751)
                                            ------   --------   --------    ---------        ---------    ---------        --------

Balance at March 31, 2006                   $6,070   $363,242   $    423    $  31,586        $(140,271)   $ (42,687)       $218,363
                                            ======   ========   ========    =========        =========    =========        ========


          See accompanying notes to consolidated financial statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)


                                                                    2005               2006
                                                                    ----               ----


 Cash flows from operating activities:
   Net income                                                   $   14,490         $    6,493
   Depreciation and amortization                                     2,807              2,790
   Deferred income taxes:
     Continuing operations                                           3,012              1,011
     Discontinued operations                                          (187)              -
   Minority interest:
     Continuing operations                                             731                751
     Discontinued operations                                          (151)              -
   Equity in earnings of Kronos Worldwide, Inc.                     (7,790)            (5,381)
   Dividends from Kronos Worldwide, Inc.                             4,456              4,379
   Securities transactions, net                                    (14,578)               (57)
   Benefit plan expense less than cash funding:
     Defined benefit pension plans                                    (217)              (662)
     Other postretirement benefit plans                               (289)              (498)
   Other, net                                                          875                340
   Change in assets and liabilities:
     Accounts and other receivables                                 (4,246)            (2,115)
     Inventories                                                       (46)               343
     Prepaid expenses                                                  216                550
     Accrued environmental costs                                      (975)            (2,052)
     Accounts payable and accrued liabilities                       (2,930)            (3,409)
     Income taxes                                                    3,509               (511)
     Accounts with affiliates                                          589                806
     Other, net                                                     (3,162)              (766)
                                                                ----------         ----------

         Net cash provided by (used in)
           operating activities                                     (3,886)             2,012
                                                                ----------         ----------

 Cash flows from investing activities:
   Capital expenditures                                             (5,253)            (2,593)
   Change in restricted cash equivalents and
    marketable debt securities, net                                  1,046                550
   Proceeds from disposal of:
     Business unit                                                  18,094               -
     Kronos common stock                                            19,047               -
     Marketable securities                                           4,173              3,746
   Purchase of:
     CompX common stock                                                  -               (404)
     Marketable securities                                          (3,161)            (3,967)
   Cash of disposed business unit                                   (4,006)              -
   Other, net                                                            6                  7
                                                                ----------         ----------

         Net cash provided by (used in)
          investing activities                                      29,946             (2,661)
                                                                ----------         ----------





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2005 and 2006

                                 (In thousands)

                                   (Unaudited)

                                                                    2005               2006
                                                                    ----               ----

 Cash flows from financing activities:
   Indebtedness:
     Principal payments                                         $      (10)        $   (1,476)
     Deferred financing costs paid                                     (28)              (105)
   Cash dividends paid                                               -                 (6,070)
   Distributions to minority interest                                 (602)              (578)
   Proceeds from issuance of common stock:
     NL common stock                                                 2,413                  9
     CompX common stock                                                191               -
                                                                ----------         ----------

         Net cash provided by (used in)
          financing activities                                       1,964             (8,220)
                                                                ----------         ----------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                    28,024             (8,869)
   Currency translation                                                217                 45
 Cash and cash equivalents at beginning of period                   99,185             76,912
                                                                ----------         ----------

 Cash and cash equivalents at end of period                     $  127,426         $   68,088
                                                                ==========         ==========


 Supplemental disclosures - cash paid for:
     Interest, net of amounts capitalized                        $      55         $       45
     Income taxes, net                                               3,050                945

     Noncash investing activity - note receivable
          received upon disposal of business unit                $   4,179         $     -






          See accompanying notes to consolidated financial statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 -       Organization and basis of presentation:

     NL Industries, Inc. (NYSE: NL) is a subsidiary of Valhi, Inc. (NYSE: VHI). At March 31, 2006, (i) Valhi held approximately 83% of NL's outstanding common stock and (ii) Contran Corporation and its subsidiaries held approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control each of such companies.

     The Company's ownership of CompX (NYSE: CIX) is held principally by CompX Group, Inc. The Company owns 82.4% of CompX Group, Inc. and Titanium Metals Corporation ("TIMET") (NYSE: TIE), an affiliate of Valhi, owns the remaining
17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding. At March 31, 2006, NL owned 70% of CompX common stock, which represents NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX and an additional 2% of CompX owned directly by NL. At March 31, 2006, NL also directly owned 36% of Kronos Worldwide, Inc. (NYSE:
KRO) CompX, Kronos and TIMET each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

     The consolidated balance sheet at March 31, 2006, and the consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the interim periods ended March 31, 2005 and 2006, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The consolidated balance sheet data as of December 31, 2005 was derived from the Company's audited consolidated financial statements at that date, but does not include all disclosures required by GAAP, as permitted by regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Annual Report").

Note 2 - Accounts and other receivables, net:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Trade receivables                                              $ 20,921            $ 23,134
 Other receivables                                                 2,783               2,713
 Allowance for doubtful accounts                                    (312)               (340)
                                                                --------            --------

                                                                $ 23,392            $ 25,507
                                                                ========            ========

Note 3 - Inventories, net:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Raw materials                                                  $  7,098            $  6,423
 In process products                                               9,899               9,876
 Finished products                                                 5,541               5,706
                                                                --------            --------

                                                                $ 22,538            $ 22,005
                                                                ========            ========

Note 4 - Marketable equity securities:

     At December 31, 2005 and March 31, 2006,  the Company  owned  approximately
4.7 million shares of Valhi common stock with a quoted market price of $17.70 per share (December 31, 2005 quoted market price - $18.50 per share).

Note 5 - Investment in Kronos:

     At March 31, 2006, the Company held 17.5 million shares of Kronos with a quoted market price of $30.36 per share, or an aggregate market value of $532 million.

     At March 31, 2006, Kronos reported total assets of $1.3 billion and stockholders' equity of $416.5 million. Kronos' total assets at March 31, 2006 include current assets of $554.3 million, net property and equipment of $416.9 million, deferred income taxes of $213.1 million, and an investment in a TiO2 manufacturing joint venture of $118.1 million. Kronos' total liabilities at March 31, 2006 include current liabilities of $198.3 million, long-term debt of $493.3 million, accrued postretirement benefits and pension costs aggregating $147.9 million and deferred income taxes of $54.0 million.

     During the three months ended March 31, 2006, Kronos reported net sales of $304.3 million, income from operations of $34.4 million and net income of $15 million (2005: $291.9 million, $46.4 million and $21.4 million, respectively).

Note 6 - Other noncurrent assets, net:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Definite-lived customer list intangible asset, net             $  1,115            $  1,022
 Patents and other intangible assets, net                          2,317               2,221
 Other                                                             2,067               2,616
                                                                --------            --------

                                                                $  5,499            $  5,859
                                                                ========            ========


Note 7 - Accrued liabilities:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Employee benefits                                              $ 10,933            $  9,196
 Professional fees                                                 5,269               5,113
 Other                                                            13,657              13,448
                                                                --------            --------

                                                                $ 29,859            $ 27,757
                                                                ========            ========

Note 8 - Other noncurrent liabilities:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Insurance                                                      $  2,224            $  1,998
 Other                                                                22                 188
                                                                --------            --------

                                                                $  2,246            $  2,186
                                                                ========            ========

Note 9 - Minority interest:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Minority interest in net assets -
   CompX International Inc.                                     $ 45,630            $ 45,578
                                                                ========            ========

                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                      (In thousands)

 Minority interest in net earnings:
   CompX International Inc.                                    $    701           $    751
   NL Environmental Management Services, Inc.                        30               -
                                                               --------           --------

                                                               $    731           $    751
                                                               ========           ========

Note 10 - Provision for income taxes:

                                                                     Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                       (In millions)

 Expected tax expense                                          $    7.8           $    3.4
 Non-U.S. tax rates                                                 (.1)               (.1)
 Incremental U.S. tax and rate differences on                                         (1.1)
  equity in earnings                                               (3.8)
 Nondeductible expenses                                              .1                 -
 U.S. state income taxes, net                                        .1                 .1
 Excess of book basis over tax basis of Kronos                                          -
   common stock sold or distributed                                 2.5
 Other, net                                                          .2                 .2
                                                               --------           --------

                                                               $    6.8           $    2.5
                                                               ========           ========




                                                                     Three months ended
                                                                           March 31,
                                                                   ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                       (In millions)
 Comprehensive provision for
  income taxes (benefit) allocable to:
   Income from continuing operations                           $    6.8           $   2.5
   Discontinued operations                                           .3                -
   Retained earnings                                                3.0                -
   Other comprehensive income:
     Marketable securities                                          5.8               (1.3)
     Currency translation                                            .3                 .5
                                                               --------           --------

                                                               $   16.2           $    1.7
                                                               ========           ========

     Certain non-U.S. tax returns of Kronos are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at March 31, 2006). Kronos filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment.

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

                                                                     Three months ended
                                                                           March 31,
                                                                   ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                      (In thousands)

 Interest cost                                                 $    760           $    765
 Expected return on plan assets                                  (1,017)            (1,345)
 Amortization of net transition obligations                         (17)               (16)
 Recognized actuarial losses                                        100                 99
                                                               --------           --------

                                                               $   (174)          $   (497)
                                                               ========           ========

     The components of net periodic postretirement benefits other than pensions ("OPEB") cost are presented in the table below.


                                                                     Three months ended
                                                                           March 31,
                                                                   ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                      (In thousands)


 Interest cost                                                 $    211           $    184
 Amortization of prior service credit                               (72)               (28)
                                                               --------           --------

                                                               $    139           $    156
                                                               ========           ========

Note 12 - Commitments and contingencies:

     Lead pigment litigation. NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the "former pigment manufacturers"), and the Lead Industries Association ("LIA") (which discontinued business operations prior to 2005) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or plaintiffs. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injuries allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against NL in the future.

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

     In one of these lead pigment cases (State of Rhode Island v. Lead Industries Association), a trial before a Rhode Island state court jury began in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. In October 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. In November 2005, the State of Rhode Island began a retrial of the case on the State's claims of public nuisance, indemnity and unjust enrichment against NL and three other defendants. Following the State's presentation of its case, the trial court dismissed the State's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that NL and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that NL and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the State's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of such remedy is not currently known and will be determined only following additional proceedings. Various matters remain pending before the trial court, including NL's motion to dismiss. NL intends to appeal any adverse judgment which the trial court may enter against NL.

     The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against NL. NL does not believe it is currently possible to determine the nature or extent of any potential liability resulting from the verdict. In addition, liability that might result to NL, if any, with respect to this and the other lead pigment litigation can not currently be reasonably estimated. However, legal proceedings are subject to inherent uncertainties, and there is no assurance that any appeal would be successful. Therefore it is reasonably possible that NL would in the near term conclude that it was probable NL had incurred some liability in this Rhode Island matter that would result in the recognition of a loss contingency accrual. Such potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on NL's financial condition and liquidity. Various other cases in which NL is a defendant are also pending in other jurisdictions, and new cases could be filed against NL, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on NL's financial condition and liquidity. An estimate of the potential impact on NL's results of operations, financial condition or liquidity related to these matters can not currently be reasonably estimated.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At March 31, 2006, no receivables for recoveries had been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the first quarter of 2006 is presented in the table below.

                                                                                Amount
                                                                            --------------
                                                                            (In thousands)

 Balance at the beginning of the period                                        $ 54,947
 Additions charged (credited) to expense, net                                      (142)
 Payments, net                                                                   (1,910)
                                                                               --------

 Balance at the end of the period                                              $ 52,895
                                                                               ========

 Amounts recognized in the balance sheet
  at the end of the period:
      Current liability                                                        $ 12,028
      Noncurrent liability                                                       40,867
                                                                               --------

                                                                               $ 52,895
                                                                               ========

     On a quarterly basis, the Company evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. At March 31, 2006, the Company had accrued $52.9 million for those environmental matters which the Company believes are reasonably estimable. The Company believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to the Company for sites for which the Company believes it is possible to estimate costs is approximately $79 million. The Company's estimates of such liabilities have not been discounted to present value.

     At March 31, 2006, there are approximately 20 sites for which the Company is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not the Company actually had any association with the site, or if the Company had an association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to the Company to allow the Company to estimate a range of loss is unknown and dependent on events outside the control of the Company, such as when the party alleging liability provides information to the Company. On certain of these sites that had previously been inactive, NL has received general and special notices of liability from the EPA alleging that NL, along with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that NL, along with other PRPs, is liable for past clean-up costs that could be material to NL if liability for such amounts ultimately were determined against NL.

     Other litigation. Reference is made to the 2005 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases remain pending, involving a total of approximately 10,600 plaintiffs and their spouses following the administrative dismissal of approximately 1,500 claims of plaintiffs in March 2006. NL has not accrued any amounts for this litigation because liability that NL might incur, if any, cannot currently be reasonably estimated. To date, NL has not been adjudicated liable in any of these matters. Based on information available to NL, including facts concerning its historical operations, the rate of new claims, the number of claims from which NL has been dismissed and NL's prior experience in the defense of these matters, NL believes that the range of reasonably possible outcomes of these matters will be consistent with NL's historical costs with respect to these matters (which are not material), and no reasonably possible outcome is expected to involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In April 2006, NL was served with a complaint in Murphy, et al. v. NL Industries, Inc., et al. (United States District Court, District of New Jersey, Case No. 2:06-cv-01535-WHW-SDW). The plaintiffs, three former minority shareholders of NL Environmental Management Services, Inc. ("EMS"), seek damages related to their equity investment in EMS. The defendants named in the complaint are Contran, Valhi, NL, EMS and certain current or former officers or directors of NL or EMS. EMS was formed in 1998 as a majority-owned environmental management subsidiary that contractually assumed certain of NL's environmental liabilities. In June 2005, EMS received notices from the three minority shareholders indicating that they were exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock. In June 2005 EMS set aside funds as payment for the shares of EMS. As of March 2006, however, the shareholders had not tendered their shares or received any of such funds. The plaintiffs claim that, in preparing the valuation of the plaintiffs' preferred shares for purchase by EMS, the defendants engaged in a pattern of racketeering activity and a conspiracy in violation of United States and New Jersey laws. In addition, the plaintiffs allege that the defendants have committed minority shareholder oppression, fraud, breach of fiduciary duty, civil conspiracy, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, breach of contract and tortious interference with economic relations under New Jersey laws. The defendants believe that these claims are without merit and intend to deny all allegations of wrongdoing and liability and to defend against all such claims vigorously.

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

Insurance coverage claims

     Reference is made to the 2005 Annual Report for a discussion of certain litigation involving NL and certain of its former insurance carriers. Additional information regarding such litigation, or new litigation, is below.

     OneBeacon American Insurance Company v. NL Industries, Inc., et. al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). In March 2006, NL's motion to dismiss was denied by the trial court. In April 2006, NL filed a notice of appeal of the trial court's ruling.

     NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347). In December 2005, NL filed a motion to remand the case to state court.

     In February 2006, NL was served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et. al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of NL, seeks a declaratory judgment of its obligations to NL under insurance policies issued to NL by plaintiff with respect to certain lead pigment lawsuits. In April 2006, NL filed a motion to dismiss.

     In April 2006, NL filed an action against Certain Underwriters at Lloyds, London and certain other former insurance companies, captioned NL Industries, Inc. v. American Re Insurance Company, et. al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E) asserting that the defendants have breached their obligations to NL under such insurance policies with respect to lead pigment and asbestos claims and seeking a declaratory judgment of each defendant's obligations to NL under such policies.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

Note 13 - Discontinued operations:

     Discontinued operations relates to CompX's former Thomas Regout operations in the Netherlands. In January 2005, CompX completed the sale of such operations for net proceeds that were approximately $860,000 less than previously estimated (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($272,000, net of income tax benefit and minority interest).

Note 14 - Accounting principles newly adopted in 2006:

     Inventory costs. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," as of January 1, 2006 for inventory costs incurred on or after such date. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company's production cost accounting had already complied with the requirements of SFAS No. 151, and therefore adoption of SFAS No. 151 did not have a material effect on its consolidated financial statements.

     Stock options. As permitted by regulations of the Securities and Exchange Commission ("SEC") the Company adopted SFAS No. 123R, "Share-Based Payment," as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees". The Company is generally required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, if the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Scholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled (referred to as the modified prospective method in SFAS No. 123R). Additionally, as of January 1, 2006, the Company recognizes compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by NL was not material, the effect of adopting SFAS No. 123R, in so far as it relates to existing stock options, did not have a material effect on the Company's consolidated financial statements. Should NL or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

     Under SFAS No. 123R, the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's consolidated statements of income, if any, is reflected as a cash inflow from financing activities in the Company's consolidated statements of cash flows, and the Company's cash flows from operating activities reflects the effect of cash paid for income taxes exclusive of such cash income tax benefit. The aggregate amount of such income tax benefits recognized as a component of cash flows from financing activities was nil in the first quarter of 2006.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures were provided in the 2005 Annual Report.

     Prior to January 1, 2006, the Company accounted for stock-based employee compensation in accordance with APBO No. 25, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2005, and following the cash settlement of certain stock options held by employees of NL, the Company commenced accounting for its stock options using the variable accounting method of APBO No. 25, because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) is accrued as an expense, with subsequent increases (decreases) in the Company's market price resulting in the recognition of additional compensation expense (income). Following adoption of SFAS No. 123R effective January 1, 2006, the Company will continue to account for its remaining stock options in a manner similar to the variable accounting method of APBO No. 25, as required by the guidance of SFAS No. 123R.

     Net compensation cost recognized by the Company in accordance with APBO No. 25 was not significant in the first quarter of 2005, and net compensation income recognized by the Company was approximately $200,000 in the first quarter of 2006.

     If the Company and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123 for all awards granted subsequent to January 1, 1995, the effect on the Company's results of operations in the first quarter of 2005 would not have been material.

Note 15 - Accounts with affiliates:

                                                              December 31,           March 31,
                                                                  2005                 2006
                                                              ------------          ----------
                                                                       (In thousands)

 Current receivables from affiliates:
   Income taxes receivable from Valhi                           $  3,146            $  2,087
   Kronos - trade items                                              145                 464
                                                                --------            --------

                                                                $  3,291            $  2,551
                                                                ========            ========

 Current payables to affiliates:
   Income taxes payable to Valhi                                $    771            $    917
   Tremont Corporation - trade items                                 211                 221
                                                                --------            --------

                                                                $    982            $  1,138
                                                                ========            ========






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported net income of $6.5 million, or $.13 per diluted share, in the first quarter of 2006 compared to income of $14.5 million, or $.30 per diluted share, in the first quarter of 2005.

     The decrease in the Company's diluted earnings per share from the first quarter of 2005 compared to the first quarter of 2006 is due primarily to the net effects of (i) higher component products income from operations, (ii) lower earnings attributable to Kronos, (iii) security transactions gains from the sale of shares of Kronos common stock in the first quarter of 2005 and (iv) lower corporate expense. The Company currently believes its net income in 2006 will be lower than 2005 due primarily to the effects of security transaction gains recognized in 2005 and lower earnings attributable to Kronos.

     Income from continuing operations in the first quarter of 2006 includes income of $.03 per diluted share related to certain insurance recoveries received by the Company. Income from continuing operations in the first quarter of 2005 includes income of $.16 per diluted share related to the Company's sales of shares of Kronos common stock. Such amounts are more fully described below or in the 2005 Annual Report.

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

CompX International Inc.



                                                                   Three months ended
                                                                         March 31,
                                                                  ----------------------          %
                                                                  2005              2006        Change
                                                                  ----              ----        ------
                                                                      (In millions)

 Net sales                                                      $ 46.8            $ 47.0            *
 Income from operations attributable to CompX                      4.1               4.8         +17%

_________________________

*  less than 1% increase

     Component product sales increased slightly in the first quarter of 2006 as compared to the same quarter of 2005 as higher volumes of security product sales were offset by decreases in sales for certain other products resulting from increased competition. Component products income from operations increased due to the favorable impact of CompX's continued focus on reducing costs across all segments and a favorable change in product mix resulting from increases in sales of certain higher margin security products.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Fluctuations in foreign currency exchange rates did not have a significant effect on sales or operating income in the first quarter of 2006 as compared to the first quarter of 2005.

     The component product areas where CompX operates are highly competitive in terms of product pricing and features. CompX's strategy is to focus on areas where it can provide products that have value-added, user-oriented-features which enable its customers to compete more effectively in their markets. One of the focal points of this strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. Additionally, CompX believes that its focus on collaborating with customers to identify solutions and its ability to provide a high level of customer service enable it to compete effectively. In response to competitive pricing pressure, CompX continuously focuses on reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower cost facilities.

     Raw material prices, especially steel, zinc and copper continue to be volatile putting pressure on CompX's margins. CompX actively seeks to mitigate the margin impact by entering into raw material supply agreements in order to stabilize the cost for a period of time, execute larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, pass on the cost increases to customers through surcharges and price increases.



Equity in earnings of Kronos Worldwide, Inc.

                                                                   Three months ended
                                                                         March 31,
                                                                  ----------------------          %
                                                                  2005              2006        Change
                                                                  ----              ----        ------
                                                                      (In millions)

 Kronos historical:
   Net sales                                                     $291.9           $304.3            +4%
                                                                 ======           ======

   Income from operations                                        $ 46.5           $ 34.4           -26%
   Other general corporate, net                                      .4               .6
   Interest expense                                               (11.8)           (10.7)
                                                                 ------           ------
                                                                   35.1             24.3

   Income tax expense                                              13.7              9.3
                                                                 ------           ------

     Net income                                                  $ 21.4           $ 15.0
                                                                 ======           ======

   Equity in earnings of Kronos Worldwide, Inc.                  $  7.8           $  5.4
                                                                 ======           ======

 TiO2 operating statistics:
   Sales volumes*                                                   114              124            +9%
   Production volumes*                                              122              127            +4%

   Percentage change in Ti02 average selling
    prices:
     Using actual foreign currency exchange rates                                                   -3%
     Impact of changes in foreign currency
      exchange rates                                                                                +5%
                                                                                                    ---

     In billing currencies                                                                          +2%
                                                                                                    ===

_______________________________

* Thousands of metric tons

     Relative changes in Kronos' TiO2 sales and income from operations during the 2005 and 2006 periods presented are primarily due to (i) relative changes in TiO2 average selling prices, (ii) relative changes in selling volumes and (iii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: increasing in the first half of 2005, decreasing during the last half of 2005 and increasing during the first quarter of 2006.

     Kronos' sales increased $12.4 million (4%) in the first quarter of 2006 compared to the first quarter of 2005 due to the net effects of higher average TiO2 selling prices (in billing currencies), higher TiO2 selling volumes and the unfavorable effect of fluctuations in foreign currency exchange rates, which decreased sales by approximately $16 million, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2006 were 2% higher as compared to the first quarter of 2005. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2006 decreased 3% compared to the first quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 3% decrease in Kronos' average TiO2 selling prices during the first quarter of 2006 as compared to the first quarter of 2005 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 2% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the first quarter of 2006 increased 9% compared to the first quarter of 2005, due primarily to higher sales volumes in the United States and slightly higher sales volumes in Europe and in export markets offsetting the effects of lower sales volumes in Canada. Demand for TiO2 has remained strong in the first quarter of 2006, and while Kronos believes that the strong demand for TiO2 is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' income from operations comparisons were favorably impacted by higher production levels, which increased 4% in the first quarter of 2006 as compared to the same period in 2005. Kronos' operating rates were near full capacity in both periods, and Kronos' production and sales volumes in the first quarter of 2006 were new records for Kronos for a first quarter.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales by a net $16 million in the first quarter of 2006 as compared to the first quarter of 2005. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2006 as compared to the same period in 2005. Overall, currency exchange rate fluctuations resulted in approximately a net $5 million decrease in Kronos' income from operations in the first quarter of 2006 as compared to the first quarter of 2005.

     On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. The joint venture expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production from LPC. Insurance proceeds from the lost profit for product that Kronos was not able to sell as a result of the loss of production from LPC are expected to be recognized by Kronos during the remainder of 2006, although the amount and timing of such insurance recoveries is not presently determinable. The effect on Kronos' financial results will depend on the timing and amount of insurance recoveries.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

     Kronos expects its income from operations in 2006 will continue to be somewhat lower than 2005. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Kronos' interest expense relates principally to Kronos International, Inc.'s ("KII") Senior Secured Notes. In April 2006, KII called all of its 8.875% Senior Secured Notes for redemption on May 11, 2006 at 104.437% of their aggregate principal amount of euro 375 million (an aggregate of $470.2 million at March 31, 2006 exchange rates). Funds for such redemption were provided by KII's issuance of an aggregate of euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013, issued on April 11, 2006 at 99.306% of their principal amount. Kronos expects to recognize a $21 million pre-tax charge in the second quarter related to the early extinguishment of the 8.875% Senior Secured Notes, consisting of the call premium on such Notes and the net write-off of deferred financing costs and existing unamortized premium related to such Notes.

General corporate items

     Interest expense. Substantially all of the interest expense relates to CompX. Interest expense related to CompX declined in the first quarter of 2006 compared to 2005 due primarily to lower average levels of outstanding debt.

     Insurance recoveries. NL has reached an agreement with a former insurance carrier in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs. During the first quarter of 2006, NL received approximately $750,000 under such agreement. The aggregate amount that NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable.

     Insurance recoveries in the first quarter of 2006 also include approximately $1.5 million in settlements NL received from certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached in the past few years, resolved court proceedings in which NL had sought reimbursement from carriers for legal defense costs and indemnity coverage for certain of NL's environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

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

     General corporate expense. Net general corporate expenses in the first quarter of 2006 were lower than the same period of 2005 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in calendar 2006 are currently expected to be higher than 2005, primarily due to higher expected legal expenses of NL resulting from an increase in litigation and related expenses. However, obligations for environmental remediation are difficult to assess and estimate and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 12 to the Consolidated Financial Statements.

Provision for income taxes

     The principal reasons for the difference between the Company's effective income tax rate and the U.S. federal statutory income tax rates are explained in
Note 10 to the Consolidated Financial Statements.

Minority interest

     See Note 9 to the Consolidated Financial Statements.

Discontinued operations.

     See Note 13 to the Consolidated Financial Statements.

Accounting principles newly adopted in 2006.

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

Operating activities

     Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense and deferred income taxes.

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, equity in earnings of affiliates will generally differ from the amount of distributions received from such affiliates, and equity in losses of affiliates does not necessarily result in current cash outlays paid to such affiliates. The amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to currently pay for such benefits.

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

     Cash flows from operating activities increased from $3.9 million used by operating activities in the first three months of 2005 to $2.0 million of cash provided by operating activities in the first three months of 2006. This $5.9 million increase was due primarily to the net effects of (i) lower net income of $8.0 million, (ii) lower deferred income taxes of $1.8 million, (iii) a lower amount of net cash used from relative changes in the Company's inventories, receivables, payables and accruals of $1.2 million in the first three months of 2006 as compared to the first three months of 2005 (iv) lower equity in earnings from Kronos of $2.4 million and (v) lower cash paid for income taxes of $2.1 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivables. Relative changes in inventories and accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Relative changes in working capital assets and liabilities can have a significant effect on cash flows from operating activities. CompX's average days sales outstanding related to its continuing operations increased from 40 days at December 31, 2005 to 44 days at March 31, 2006, due to the timing of collection on the slightly higher accounts receivable balance at the end of March. CompX's average number of days in inventory related to its continuing operations was 59 days at December 31, 2005 and 57 days at March 31, 2006. The decrease in days in inventory is primarily due to lower raw materials inventory.

     NL does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that certain of such subsidiaries and affiliates are not 100% owned by NL. A detail of NL's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends, which are paid by CompX to NL.

                                                                     Three months ended
                                                                           March 31,
                                                                   ----------------------
                                                                  2005              2006
                                                                  ----              ----
                                                                       (In millions)

Cash provided (used) by operating activities:
  CompX                                                          $ 1.9             $ 4.0
  NL Parent                                                       (3.4)               .2
  Other                                                           (1.1)              (.9)
  Eliminations                                                    (1.3)             (1.3)
                                                                 -----             -----

                                                                 $(3.9)            $ 2.0
                                                                 =====             =====

Investing and financing activities

     Substantially all of the Company's consolidated capital expenditures relate to CompX. During the first quarter of 2006, (i) NL purchased approximately 26,500 shares of CompX common stock in market transactions for an aggregate of $404,000, (ii) CompX prepaid certain industrial revenue bonds, reducing debt by $1.5 million and (iii) NL paid cash dividends of $6.1 million ($.125 per share). Distributions to minority interest consist of CompX dividends paid to shareholders other than NL. Other cash flows from financing activities relate primarily to proceeds from the issuance of NL and CompX common stock upon exercise of stock options.

     At March 31, 2006, there were no amounts outstanding under CompX's credit facility that matures in January 2009. The Company does not expect it will be required to use any of its cash flow from operating activities generated during 2006 to repay indebtedness.

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

Off-balance sheet financing arrangements

     Other than the operating leases discussed in the 2005 Annual Report, NL nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

CompX

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2006, CompX held a series of contracts, which mature through June 2006, to exchange an aggregate of U.S. $5.2 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.16 per U.S. dollar. At March 31, 2006, the actual exchange rate was Cdn. $1.17 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2006 is not material.

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

Kronos

     At March 31, 2006, Kronos had cash, cash equivalents and marketable debt securities of $65.3 million, including restricted balances of $3.6 million, and Kronos had approximately $124 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At March 31, 2006, Kronos' outstanding debt was comprised of (i) $455.6 million related to KII's Senior Secured Notes and (ii) approximately $38.7 million of other indebtedness, principally $29.8 million related to Kronos' U.S. bank credit facility which matures in September 2008 and $4.3 million related to its Canadian bank credit facility which matures in January 2009. In April 2006, KII called its 8.875% Senior Secured Notes due 2009 for redemption, which redemption will be funded by KII's new issuance of 6.5% Senior Secured Notes due 2013 issued in April 2006.

     Based upon Kronos' expectations for the TiO2 industry and anticipated demand for Kronos' cash resources as discussed herein, Kronos expects to have sufficient short-term (defined as the twelve-month period ending March 31, 2007) and long-term (defined as the five year period ending December 31, 2010, the time period for which the Company generally does long-term budgeting) liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     See Note 10 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 12 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2006, Kronos held a series of contracts, with expiration dates ranging from April to September 2006, to exchange an aggregate of U.S. $25.5 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.16 to Cdn. $1.17 per U.S. dollar. At March 31, 2006, the actual exchange rate was Cdn. $1.17 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2006 is insignificant.

     KII's assets consist primarily of investments in its operating subsidiaries, and its ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of its subsidiaries have guaranteed the Senior Secured Notes, although Kronos International has pledged 65% of the common stock or other ownership interest of certain of its first-tier operating subsidiaries as collateral of such Senior Secured Notes.

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

NL Industries

     At March 31, 2006, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $52.8 million, including restricted balances of $13.2 million.

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

     Because NL's operations are conducted primarily through its subsidiaries and affiliates, NL's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In the fourth quarter of 2004, CompX reinstated its regular quarterly dividend at the $.125 per share rate. At that rate, and based on the 10.6 million shares of CompX held directly or indirectly by NL at March 31, 2006, NL would receive aggregate annual dividends from CompX of $5.3 million. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 17.5 million shares of Kronos held by NL at March 31, 2006, NL would receive aggregate annual dividends from Kronos of $17.5 million. If NL's subsidiaries would become unable to make sufficient cash dividends or other distributions to it, NL's ability to service its liabilities and to pay dividends on its common stock could be adversely affected. In addition, a significant portion of NL's assets consists of ownership interests in its subsidiaries and affiliates. If NL were required to liquidate any of such securities in order to generate funds to satisfy its liabilities, NL may be required to sell such securities at a time or times at which it would not be able to realize what it believes to be the actual value of such assets.

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

o The Company discloses percentage changes in Kronos' average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average TiO2 selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average TiO2 selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Reference is made to the 2005 Annual Report for a discussion of the market risks associated with changes in foreign currency exchange rates, interest rates and security prices that affect the Company. There have been no material changes in such market risks since the Company filed the 2005 Annual Report.

ITEM 4.
CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, the Company's Chief Executive Officer, and Gregory M. Swalwell, the Company's Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006.

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

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. However, the Company's assessment of internal control over financial reporting with respect to the Company's equity method investees did include the Company's controls over the recording of amounts related to the Company's investments that are recorded in the Company's consolidated financial statements, including controls over the selection of accounting methods for the Company's investments, the recognition of equity method earnings and losses and the determination, valuation and recording of the Company's investment account balances.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 12 to the Consolidated Financial Statements and to the 2005 Annual Report for descriptions of certain previously reported legal proceedings.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In April 2006, NL filed a post-trial motion to dismiss, motion for new trial and motion for judgment notwithstanding the verdict.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In March 2006, defendants filed a conditional cross-appeal, asserting that there is no final judgment to be reviewed because the trial court's severance was improper.

     County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). In March 2006, defendants filed a petition for rehearing with the appellate court. In April 2006, the defendants filed a petition for review with the California Supreme Court; however this petition was denied.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). In March 2006, the court denied the defendants' motion to dismiss and set a trial date of January 2007.

     Hess, et. al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799). NL has denied all allegations of liability. In April 2006, NL removed the case to Federal Court.

     In April 2006, NL and the U.S. EPA entered into an administrative order on consent to perform an additional removal action with respect to ponds located within a residential area at the site of a formerly owned lead smelting facility located in Collinsville, Illinois.

     Brown et. al. v. NL Industries, Inc. et. al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In February 2006, NL removed the case to federal court.

     Item 1A. Risk Factors. Reference is made to the 2005 Annual Report for a discussion of risk factors related to the Company's businesses. There have been no material changes in such risk factors since the Company filed the 2005 Annual Report.

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



                                                   NL INDUSTRIES, INC.
                                                ------------------------
                                                      (Registrant)



Date   May 5, 2006            By /s/ Gregory M. Swalwell
      -------------              -------------------------------------
                                 Gregory M. Swalwell
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date   May 5 , 2006           By /s/ James W. Brown
      -------------              -------------------------------------
                                 James W. Brown
                                  Vice President and Controller
                                  (Principal Accounting Officer)