Form 10-Q
period 2006-06-30
NL INDUSTRIES INC
filed 2006-08-04
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2006           Commission file number 1-640
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

Number of shares of the Registrant's  common stock outstanding on July 31, 2006:
48,569,034.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -
             December 31, 2005;
              June 30, 2006 (unaudited)                                      1

            Condensed Consolidated Statements of Income -
             Three and six months ended June 30, 2005 and 2006
             (unaudited)                                                     3

            Condensed Consolidated Statements of Comprehensive Income -
             Six months ended June 30, 2005 and 2006
             (unaudited)                                                     4

            Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 2005 and 2006
             (unaudited)                                                     5

            Condensed Consolidated Statement of Stockholders' Equity -
             Six months ended June 30, 2006 (unaudited)                      7

            Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                     8

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            21

  Item 3.   Quantitative and Qualitative Disclosure About
             Market Risk                                                    33

  Item 4.   Controls and Procedures                                         33

Part II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                               35

  Item 1A.  Risk Factors                                                    36

  Item 4.   Submission of Matters to a Vote of Security Holders             36

  Item 6.   Exhibits                                                        36

Items 2, 3, and 5 of Part II are omitted because there is no information to report





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                           December 31,           June 30,
                                                                    2005                 2006
                                                                ------------          ----------
                                                                                      (Unaudited)

 Current assets:
   Cash and cash equivalents                                      $  76,912            $ 51,230
   Marketable securities                                              9,265               9,198
   Restricted cash and cash equivalents                               4,327               5,850
   Accounts and other receivables, net                               23,392              24,222
   Refundable income taxes                                              424               1,749
   Receivable from affiliates                                         3,291               3,902
   Inventories, net                                                  22,538              23,483
   Prepaid expenses                                                   1,718               1,372
   Deferred income taxes                                              7,295               7,073
                                                                  ---------            --------

       Total current assets                                         149,162             128,079
                                                                  ---------            --------

 Other assets:
   Marketable equity securities                                      87,120             115,610
   Investment in Kronos Worldwide, Inc.                             146,774             155,896
   Goodwill                                                          27,240              32,327
   Deferred income taxes                                                  4                   -
   Other, net                                                         5,499               7,557
                                                                  ---------            --------

       Total other assets                                           266,637             311,390
                                                                  ---------            --------

 Property and equipment:
   Land                                                               8,511               9,537
   Buildings                                                         28,001              30,166
   Equipment                                                        110,917             115,828
   Construction in progress                                           2,015               5,854
                                                                  ---------            --------
                                                                    149,444             161,385
   Less accumulated depreciation and amortization                    80,540              89,446
                                                                  ---------            --------

       Net property and equipment                                    68,904              71,939
                                                                  ---------            --------

       Total assets                                               $ 484,703            $511,408
                                                                  =========            ========






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                         December 31,          June 30,
                                                                     2005                2006
                                                                 ------------         ----------
                                                                                      (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                           $     171            $      54
   Accounts payable                                                  11,079                7,959
   Accrued liabilities                                               29,859               28,819
   Accrued environmental costs                                       13,302               10,597
   Payable to affiliates                                                982                  391
   Income taxes                                                         599                  257
                                                                  ---------            ---------

       Total current liabilities                                     55,992               48,077
                                                                  ---------            ---------

 Noncurrent liabilities:
   Long-term debt                                                     1,425                   29
   Accrued pension costs                                                942                    -
   Accrued postretirement benefits costs                             10,141                9,261
   Accrued environmental costs                                       41,645               42,064
   Deferred income taxes                                            107,000              124,270
   Other                                                              2,246                1,832
                                                                  ---------            ---------

       Total noncurrent liabilities                                 163,399              177,456
                                                                  ---------            ---------

 Minority interest                                                   45,630               45,312
                                                                  ---------            ---------

 Stockholders' equity:
   Common stock                                                       6,070                6,070
   Additional paid-in capital                                       363,233              360,563
   Retained earnings                                                   -                    -
   Accumulated other comprehensive income (loss):
     Marketable securities                                           34,084               52,511
     Currency translation                                          (141,018)            (135,894)
     Pension liabilities                                            (42,687)             (42,687)
                                                                  ---------            ---------

       Total stockholders' equity                                   219,682              240,563
                                                                  ---------            ---------

       Total liabilities and stockholders' equity                 $ 484,703            $ 511,408
                                                                  =========            =========



Commitments and contingencies (Note 13)



     See accompanying Notes to Condensed Consolidated Financial Statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                      Three months ended              Six months ended
                                                                           June 30,                       June 30,
                                                                    ---------------------          ----------------------
                                                                    2005             2006            2005            2006
                                                                    ----             ----            ----            ----
                                                                                         (Unaudited)


Net sales                                                         $ 45,730        $ 50,143        $ 92,573       $ 97,172
Cost of sales                                                       35,203          37,794          71,763         73,195
                                                                  --------        --------        --------       --------

    Gross margin                                                    10,527          12,349          20,810         23,977

Selling, general and administrative expense                          5,808           6,441          11,930         13,159
Other operating income (expense):
  Currency transaction gains (losses), net                              39             (70)            (15)          (111)
  Disposition of property and equipment                               -               -                 (4)           (73)
  Insurance recoveries                                               1,200             580           1,200          2,816
  Other income                                                        -                 (9)            243              4
  Corporate expense                                                 (4,245)         (6,420)        (10,060)       (10,516)
                                                                  --------        --------        --------       --------

    Income from operations                                           1,713             (11)            244          2,938

Equity in earnings of Kronos Worldwide, Inc.                        11,766           4,858          19,556         10,239
Other income (expense):
  Trade interest income                                                 23              62              44            137
  Interest and dividend income from affiliates                         620             471           1,239            942
  Other interest income                                                794             758           1,660          1,626
  Securities transactions, net                                         118               7          14,696             64
  Interest expense                                                    (117)            (51)           (197)          (112)
                                                                  --------        --------        --------       --------

    Income from continuing operations before income
      taxes and minority interest                                   14,917           6,094          37,242         15,834

Provision for income taxes                                           4,247           1,935          11,025          4,431

Minority interest in after-tax earnings                                785           1,122           1,516          1,873
                                                                  --------        --------        --------       --------

    Income from continuing operations                                9,885           3,037          24,701          9,530

Discontinued operations, net of tax                                   -               (177)           (326)          (177)
                                                                  --------        --------        --------       --------

    Net income                                                    $  9,885        $  2,860        $ 24,375       $  9,353
                                                                  ========        ========        ========       ========

Earnings per share:

    Basic and diluted net income per share                        $    .20        $    .06        $    .50       $    .19
                                                                  ========        ========        ========       ========

Weighted-average shares used in the calculation of
  net income per share:
    Basic                                                           48,553          48,565          48,522         48,564
    Dilutive impact of stock options                                    40              18              55             21
                                                                  --------        --------        --------       --------

    Diluted                                                         48,593          48,583          48,577         48,585
                                                                  ========        ========        ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)


                                                          2005             2006
                                                          ----             ----
                                                               (Unaudited)

Net income                                              $24,375          $ 9,353
                                                        -------          -------

Other comprehensive income, net of tax:

     Marketable securities adjustment                     4,229           18,427

     Currency translation adjustment                      1,600            5,124
                                                        -------          -------

      Total other comprehensive income                    5,829           23,551
                                                        -------          -------

          Comprehensive income                          $30,204          $32,904
                                                        =======          =======


     See accompanying Notes to Condensed Consolidated Financial Statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)


                                                                    2005             2006
                                                                    ----             ----
                                                                         (Unaudited)

 Cash flows from operating activities:
   Net income                                                     $ 24,375        $  9,353
   Depreciation and amortization                                     5,567           5,752
   Deferred income taxes:
     Continuing operations                                         (14,683)          3,934
     Discontinued operations                                          (187)           -
   Minority interest:
     Continuing operations                                           1,516           1,873
     Discontinued operations                                          (151)           (148)
   Equity in earnings of Kronos Worldwide, Inc.                    (19,556)        (10,239)
   Dividends from Kronos Worldwide, Inc.                             8,835           8,758
   Securities transactions, net                                    (14,696)            (64)
   Benefit plan expense less than cash funding:
     Defined benefit pension plans                                    (437)         (1,041)
     Other postretirement benefit plans                               (633)           (881)
   Other, net                                                          927             501
   Change in assets and liabilities:
     Accounts and other receivables                                 (3,542)         (1,208)
     Inventories                                                       756           1,050
     Prepaid expenses                                                 (603)            336
     Accrued environmental costs                                    (2,918)         (2,286)
     Accounts payable and accrued liabilities                         (490)         (4,861)
     Income taxes                                                   (6,837)         (1,622)
     Accounts with affiliates                                        3,777          (1,217)
     Other, net                                                        867          (1,790)
                                                                  --------        --------

         Net cash provided by (used in) operating activities       (18,113)          6,200
                                                                  --------        --------

 Cash flows from investing activities:
   Capital expenditures                                             (7,394)         (5,393)
   Acquisition, net of cash acquired                                  -             (9,832)
   Collection of note receivable                                      -              1,306
   Collection of loans to affiliates                                 2,000            -
   Change in restricted cash equivalents and marketable
    debt securities, net                                             2,381          (1,397)
   Proceeds from disposal of:
     Business unit                                                  18,094            -
     Kronos common stock                                            19,176            -
     Marketable securities                                           4,363           4,640
     Property and equipment                                             12              37
   Purchase of:
     CompX common stock                                               (572)         (1,834)
     Marketable securities                                          (3,626)         (4,786)
   Cash of disposed business unit                                   (4,006)           -
                                                                  --------        --------

         Net cash provided by (used in) investing activities        30,428         (17,259)
                                                                  --------        --------


     See accompanying Notes to Condensed Consolidated Financial Statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 2005 and 2006

                                 (In thousands)


                                                                    2005             2006
                                                                    ----             ----
                                                                         (Unaudited)

 Cash flows from financing activities:
   Indebtedness:
     Principal payments                                           $    (19)       $(1,490)
     Deferred financing costs paid                                     (28)          (105)
   Cash dividends paid                                             (12,139)       (12,142)
   Distributions to minority interest                               (1,203)        (1,144)
   Proceeds from issuance of common stock:
     NL common stock                                                 2,693              9
     CompX common stock                                                217           -
                                                                  --------        --------

         Net cash used in financing activities                     (10,479)        (14,872)
                                                                  --------        --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                     1,836         (25,931)
   Currency translation                                                169             249
 Cash and cash equivalents at beginning of period                   99,185          76,912
                                                                  --------        --------

 Cash and cash equivalents at end of period                       $101,190        $ 51,230
                                                                  ========        ========


 Supplemental disclosures - cash paid for:
     Interest, net of amounts capitalized                         $     82        $    181
     Income taxes, net                                              27,764           3,201

     Noncash investing activity - note receivable
          received upon disposal of business unit                 $  4,179        $   -




     See accompanying Notes to Condensed Consolidated Financial Statements.




                      NL INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2006

                                 (In thousands)

                                                                            Accumulated other
                                                                       comprehensive income (loss)
                                             Additional            ----------------------------------
                                    Common    paid-in    Retained  Marketable    Currency     Pension
                                    stock     capital    earnings  securities  translation  liabilities    Total
                                    -------  ----------  --------  ----------  -----------  -----------    ------
                                                                       (Unaudited)

Balance at December 31, 2005        $6,070   $363,233    $  -       $34,084    $(141,018)    $(42,687)    $219,682

Net income                            -          -         9,353       -            -            -           9,353

Issuance of common stock              -            80       -          -            -            -              80

Dividends                             -        (2,788)    (9,353)      -            -            -         (12,141)

Other comprehensive income, net       -          -          -        18,427        5,124         -          23,551

Other                                 -            38       -          -            -            -              38
                                    ------   --------    -------    -------    ---------     --------     --------

Balance at June 30, 2006            $6,070   $360,563    $  -       $52,511    $(135,894)    $(42,687)    $240,563
                                    ======   ========    =======    =======    =========     ========     ========


     See accompanying Notes to Condensed Consolidated Financial Statements.





                      NL INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

                                   (Unaudited)


Note 1 - Organization and basis of presentation:

     Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at June 30, 2006. Valhi is majority-owned by Contran Corporation. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or persons or related companies to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

     Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International, Inc. We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method. CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission ("SEC").

     Our ownership of CompX is primarily through CompX Group, Inc., our majority-owned subsidiary. CompX Group's sole asset consists of 83% of the outstanding common stock of CompX. We also own an additional 2% of CompX directly. During the first six months of 2006, we purchased approximately 117,000 shares of CompX common stock in market transactions for an aggregate purchase price of $1.8 million. We accounted for this purchase as a step acquisition under the purchase method of accounting.

     In April 2006, CompX completed an acquisition of a marine component products business for aggregate cash consideration of $9.8 million, net of cash acquired. We completed this acquisition to expand the Marine component products business unit of CompX. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements starting in April 2006. The purchase price has been allocated among the tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to us, assuming this acquisition had been completed as of January 1, 2005, is not material.

     The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the SEC on March 16, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report.

     Unless otherwise indicated, references in this report to "we", "us" or "our" refer to NL Industries and its subsidiaries and affiliates, including Kronos, taken as a whole.

Note 2 - Accounts and other receivables, net:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Trade receivables                                                $ 20,921            $ 23,083
 Other receivables                                                   2,783               1,493
 Allowance for doubtful accounts                                      (312)               (354)
                                                                  --------            --------

     Total                                                        $ 23,392            $ 24,222
                                                                  ========            ========

Note 3 - Inventories, net:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Raw materials                                                    $  7,098            $  8,439
 In process products                                                 9,899               9,642
 Finished products                                                   5,541               5,402
                                                                  --------            --------

     Total                                                        $ 22,538            $ 23,483
                                                                  ========            ========

Note 4 - Noncurrent marketable equity securities:

     At December 31, 2005 and June 30, 2006, we owned approximately 4.7 million shares of Valhi common stock. At June 30, 2006 the quoted market price was $24.55 per share, or an aggregate of $115.6 million, and at December 31, 2005 the quoted market price was $18.50 per share, or an aggregate of $87.1 million.





Note 5 - Investment in Kronos:

     At June 30, 2006, we held 17.5 million shares of Kronos with a quoted market price of $29.25 per share, or an aggregate market value of $512 million.

     Selected financial information of Kronos is summarized below:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                          (In millions)


 Current assets                                                   $   525.3           $   577.3
 Property and equipment, net                                          418.9               433.3
 Investment in TiO2 joint venture                                     115.3               115.6
 Other noncurrent assets                                              239.4               253.8
                                                                  ---------           ---------

     Total assets                                                 $ 1,298.9            $1,380.0
                                                                  =========           =========


 Current liabilities                                              $   205.1           $   185.7
 Long-term debt                                                       464.4               539.9
 Accrued pension and post retirement benefits                         150.0               148.4
 Other noncurrent liabilities                                          69.4                70.5
 Stockholders' equity                                                 410.0               435.5
                                                                  ---------           ---------


     Total liabilities and stockholders' equity                   $ 1,298.9            $1,380.0
                                                                  =========           =========


                                                Three months ended              Six months ended
                                                      June 30,                      June 30,
                                                -------------------            -------------------
                                                2005           2006            2005           2006
                                                ----           ----            ----           ----
                                                                  (In millions)

Net sales                                     $ 311.7        $ 345.1         $ 603.6        $ 649.4
Cost of sales                                   217.0          263.1           424.7          492.6
Income from operations                           57.7           36.8           104.1           71.1
Net income                                       32.9           13.6            54.3           28.6


Note 6 - Other noncurrent assets, net:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Intangible assets, net                                           $  3,432            $  4,423
 Prepaid pension cost                                                 -                     67
 Other                                                               2,067               3,067
                                                                  --------            --------

      Total                                                       $  5,499            $  7,557
                                                                  ========            ========

Note 7 - Current accrued liabilities:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Employee benefits                                                $ 10,933            $ 10,176
 Professional fees                                                   5,269               4,130
 Other                                                              13,657              14,513
                                                                  --------            --------

      Total                                                       $ 29,859            $ 28,819
                                                                  ========            ========

Note 8 - Other noncurrent liabilities:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Insurance claims and expenses                                    $  2,224            $  1,810
 Other                                                                  22                  22
                                                                  --------            --------

      Total                                                       $  2,246            $  1,832
                                                                  ========            ========

Note 9 - Minority interest:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Minority interest in net assets -
   CompX International Inc.                                       $ 45,630            $ 45,312
                                                                  ========            ========


                                                Three months ended              Six months ended
                                                      June 30,                      June 30,
                                                -------------------            -------------------
                                                2005           2006            2005           2006
                                                ----           ----            ----           ----
                                                                  (In thousands)

 Minority interest in net earnings:
   CompX International Inc.                    $ 753          $1,122          $1,454         $1,873
   NL Environmental Management Services, Inc.     32            -                 62           -
                                               -----          ------          ------         ------

      Total                                    $ 785          $1,122          $1,516         $1,873
                                               =====          ======          ======         ======

Note 10 - Provision for income taxes:

                                                                     Six months ended
                                                                          June 30,
                                                                   ----------------------
                                                                   2005              2006
                                                                   ----              ----
                                                                       (In millions)

 Expected tax expense                                             $13.0            $ 5.5
 Non-U.S. tax rates                                                 (.1)             (.2)
 Incremental placeU.S. tax and rate differences on
  equity in earnings                                               (4.6)            (1.1)
 Nondeductible expenses                                              .2               .1
 placeU.S. state income taxes, net                                   .1               .3
 Excess of book basis over tax basis of Kronos
   common stock sold or distributed                                 2.4               -
 Tax contingency reserve adjustment, net                             .2               .1
 Reduction in Canadian income tax rate                               -               (.2)
 Other, net                                                         (.2)             (.1)
                                                                  -----            -----

      Total                                                       $11.0            $ 4.4
                                                                  =====            =====


                                                                     Six months ended
                                                                          June 30,
                                                                   ----------------------
                                                                   2005              2006
                                                                   ----              ----
                                                                       (In millions)
 Comprehensive provision (benefit) for
  income taxes allocable to:
   Income from continuing operations                              $11.0            $ 4.4
   Discontinued operations                                           .3              (.2)
   Retained earnings                                                 -                -
   Other comprehensive income:
     Marketable securities                                          2.3              9.9
     Currency translation                                           (.1)             3.1
                                                                  -----            -----

      Total                                                       $13.5            $17.2
                                                                  =====            =====

     In June 2006, placeCanada enacted a 2% reduction in the Canadian federal income tax rate and eliminated the federal surtax. The 2% reduction will be phased in from 2008 through 2010, and the federal surtax will be eliminated in 2008. As a result, during the second quarter of 2006 we recognized a $.2 million income tax benefit related to the effect of such reduction on our previously recorded net deferred income tax liability.

Note 11 - Employee benefit plans:

     Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.


                                                Three months ended              Six months ended
                                                      June 30,                      June 30,
                                                -------------------            -------------------
                                                2005           2006            2005           2006
                                                ----           ----            ----           ----
                                                                  (In thousands)

 Interest cost                                 $   758       $   718         $ 1,518         $ 1,483
 Expected return on plan assets                 (1,014)       (1,348)         (2,031)         (2,693)
 Amortization of net transition obligations        (18)          (17)            (35)            (33)
 Recognized actuarial losses                        98           102             198             201
                                               -------       -------         -------         -------

     Total                                     $  (176)      $  (545)        $  (350)        $(1,042)
                                               =======       =======         =======         =======

     Postretirement benefits - The components of net periodic postretirement benefits cost are presented in the table below.

                                                Three months ended              Six months ended
                                                      June 30,                      June 30,
                                                -------------------            -------------------
                                                2005           2006            2005           2006
                                                ----           ----            ----           ----
                                                                  (In thousands)

 Interest cost                                $   211        $   183         $   422         $   367
 Amortization of prior service credit             (71)           (28)           (143)            (56)
                                               -------       -------         -------         -------

     Total                                    $   140        $   155         $   279         $   311
                                               =======       =======         =======         =======


     Contributions - We expect our 2006 contributions for our pension and postretirement benefit plans to be consistent with the amount disclosed in our 2005 Annual Report.

Note 12 - Accounts with affiliates:

                                                                December 31,          June 30,
                                                                    2005                2006
                                                                ------------         ----------
                                                                         (In thousands)

 Current receivables from affiliates:
   Valhi - federal income taxes                                   $ 3,146             $ 3,801
   Kronos - trade items                                               145                 101
                                                                  -------             -------

         Total                                                    $ 3,291             $ 3,902

                                                                  =======             =======
 Current payables to affiliates:
   Valhi - state income taxes, net                                $   771             $   170
   Tremont Corporation - trade items                                  211                 221
                                                                  -------             -------

         Total                                                    $   982             $   391
                                                                  =======             =======

Note 13 - Commitments and contingencies:

Lead pigment litigation

     Our former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the "former pigment manufacturers"), and the Lead Industries Association ("LIA") (which discontinued business operations prior to 2005) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints.
Certain of these actions have been filed by or on behalf of states, large placeU.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or plaintiffs. In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injuries allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

     We believe these actions are without merit, and intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments against us been entered. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. We cannot reasonably estimate liability, if any, that may result. We cannot assure you that NL will not incur liability in the future as a result of pending litigation due to the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If future liabilities are incurred, it could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

     In one of  these  lead  pigment  cases  (State  of  Rhode  Island  v.  Lead
Industries Association), a trial before a StateRhode Island state court jury began in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. In October 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In November 2005, the State of Rhode Island began a retrial of the case on the State's claims of public nuisance, indemnity and unjust enrichment. Following the State's presentation of its case, the trial court dismissed the State's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that we and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the State's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings before the trial court. Various matters remain pending before the trial court, including our motion to dismiss. We intend to appeal any adverse judgment which the trial court may enter against us.

     The  Rhode  Island  case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against us. We believe there are a number of meritorious issues which can be appealed in this case; therefore we currently believe it is not probable that we will ultimately be found liable in this matter. In addition, we cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation. However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful. Therefore it is reasonably possible we could in the near term conclude that it is probable we have incurred some liability in this Rhode Island matter that would result in recognizing a loss contingency accrual. The potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. Various other cases in which we are a defendant are also pending in other jurisdictions, and new cases could be filed against us, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. We cannot reasonably estimate the potential impact on our results of operations, financial condition or liquidity related to these matters.

Environmental matters and litigation

     Our operations are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. We have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve our environmental performance. From time to time, we may be subject to environmental regulatory enforcement under U.S. and foreign statutes, the resolution of which typically involves the establishment of compliance programs. Future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our plants are in substantial compliance with applicable environmental laws.

     Certain properties and facilities used in our former businesses, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, we have been named as a defendant, potentially responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for such costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including:

o    complexity and differing interpretations of governmental regulations,
o number of PRPs and their ability or willingness to fund such allocation of costs,
o    financial capabilities of the PRPs and the allocation of costs among them,
o    solvency of other PRPs,
o    multiplicity of possible solutions; and
o    number  of  years  of  investigatory,   remedial  and  monitoring  activity
     required.

     In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Because we may be jointly and severally liable for the total remediation cost at certain sites, the amount we are ultimately liable for may exceed our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made, and we cannot assure you that costs will not be incurred for sites where no estimate presently can be made. Further, additional environmental matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

     We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust environmental accruals as further information becomes available or circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. At June 30, 2006, there were no receivables for recoveries.

     We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental costs. The timing of payments depends upon a number of factors including the timing of the actual remediation process; this in turn depends on factors outside our control. At each balance sheet date, we estimate the amount of our accrued environmental costs that we expect to pay within the next 12 months. We classify this estimate as a current liability, and we classify the remaining accrued environmental costs as a noncurrent liability on our consolidated balance sheet.

     Changes in the accrued environmental costs during the first six months of 2006 are as follows:

                                                                                    Amount
                                                                                --------------
                                                                                (In thousands)

 Balance at the beginning of the period                                            $54,947
 Additions charged to expense, net                                                     854
 Payments, net                                                                      (3,140)
                                                                                   -------

      Balance at the end of the period                                             $52,661
                                                                                   =======

 Amounts recognized in the balance sheet at the end of the period:
      Current liability                                                            $10,597
      Noncurrent liability                                                          42,064
                                                                                   -------

      Total                                                                        $52,661
                                                                                   =======

     On a quarterly basis, we evaluate the potential range of liability at sites where we have been named as a PRP or defendant. At June 30, 2006, we had accrued $52.7 million for those environmental matters which we believe are reasonably estimable. We believe that it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $78 million. We have not discounted these estimates to present value.

     At June 30, 2006, there are approximately 20 sites for which we are unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether we actually had any association with the site, or if we did have an association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination. We cannot estimate when enough information will become available to allow us to estimate a range of loss. The timing and availability of information on these sites is dependent on events outside our control, such as when the party alleging liability provides information to us. On certain previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that we, along with other PRPs, are liable for past clean-up costs. These costs could be material to us if we are ultimately found liable.

Other litigation

     We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases remain pending, involving a total of approximately 10,600 plaintiffs and their spouses. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including facts concerning historical operations, the rate of new claims, the number of claims from which we have been dismissed, and our prior experience in the defense of these matters, we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material). Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity. We have and will continue to vigorously seek dismissal and/or a finding of no liability from each claim. In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from us.

     Murphy, et al. v. NL Industries, Inc., et al. (United States District Court, District of New Jersey, Case No. 2:06-cv-01535-WHW-SDW). In June 2006, the plaintiffs filed an amended complaint. In July 2006, defendants filed motions to disqualify plaintiffs' counsel, compel arbitration, transfer venue to the Northern District of Texas, to dismiss the claims against the individual defendants for lack of personal jurisdiction and to dismiss the complaint.

     For a discussion of other legal proceedings to which we are a party, refer to the financial statements included in our 2005 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

     In addition to the litigation described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental claims.

     We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Insurance coverage claims

     For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2005 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Additional information regarding such litigation, or new litigation, is below.

     NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, StateTexas, Case No. 05-11347). In June 2006, the federal court granted our motion to remand the action to placeStateTexas state court.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment litigation depends upon a variety of factors, and there can be no assurance that insurance coverage will be available. We have not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

Income tax matters

     Tax authorities are examining certain of our placeU.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7.2 million at June 30, 2006). The Belgian tax authorities have filed a lien on Kronos' Belgian TiO2 operation's fixed assets in connection with their assessment. This lien does not interfere with on-going operations at the facility. Kronos filed a protest to this assessment and in July 2006, the Belgian tax authorities withdrew the assessment. We believe the lien will be released by the end of 2006.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2.4 million at June 30, 2006) relating to the years 1998 through 2000. Kronos objected to this proposed assessment and in May 2006 the Norwegian tax authorities withdrew the assessment.

     Other income tax examinations related to our operations continue, and we cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 14 - Discontinued operations, net of tax:

     Discontinued operations relates to CompX's former Thomas Regout operations in the placeNetherlands. Prior to December 2004, the Thomas Regout
European operations were classified as held for use. A formal plan of disposal adopted by CompX's board of directors in December 2004 resulted in the reclassification of the operations to held for sale. Based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed, we determined that the goodwill associated with the assets held for sale was partially impaired. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, when we classified it as held for sale, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). In January 2005, we completed the sale of Thomas Regout for net proceeds that were approximately $864,000 less than previously estimated (primarily due to higher expenses associated with the sale). These additional expenses reflect a refinement of our previous estimate of the realizable value of the Thomas Regout operations and accordingly we recognized a further impairment of goodwill. As a result, discontinued operations for the first six months of 2005 includes a charge for the additional expenses ($326,000, net of income tax benefit and minority interest). Discontinued operations in the second quarter of 2006 represents an expense of $500,000 ($177,000, net of income tax benefit and minority interest) for our change in estimate of certain indemnification obligations we had to the purchaser of the Thomas Regout operations.

Note 15 - Recent accounting pronouncements:

     Inventory costs - Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring the recognition of those items as current period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

     Stock options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards which are modified, repurchased or cancelled after January 1, 2006. The number of non-vested equity awards we or our subsidiaries had issued as of December 31, 2005 was not material. Before adopting SFAS No. 123R we accounted for our equity compensation under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. Net compensation expense for stock-based employee compensation was immaterial in both the first six months of 2005 and 2006. If we or our subsidiaries grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

     Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes (which for us did not represent a significant amount in the first six months of 2006) to be reflected as a component of cash flows from financing activities in our Consolidated Financial Statements. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Uncertain tax positions - In the second quarter of 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN No. 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN No. 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN No. 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new Standard. Our current income tax accounting policies comply with this aspect of the new Standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Business and results of operations overview

     NL Industries is primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. We also own a non-controlling interest in Kronos Worldwide, Inc. Both CompX (NYSE: CIX) and Kronos (NYSE: KRO) file periodic reports with the Securities and Exchange Commission ("SEC").

     CompX is a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in office furniture, transportation, tool storage and a variety of other industries. CompX has also recently entered the performance marine components industry through the acquisition of two performance marine manufacturers.

     In addition, we account for our 36% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"). TiO2 is used for a variety of manufacturing applications including plastics, paints, paper and other industrial products.

Forward-looking information

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature. Statements found in this report including, but not limited to, the statements found in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for our products,
o The extent of the dependence of certain of our businesses on certain market sectors,
o    The cyclicality of our businesses (such as Kronos' TiO2 operations),
o    The impact of certain long-term contracts on certain of our businesses,
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
o    Demand for office furniture,
o Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    Service industry employment levels,
o Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    The timing and amounts of insurance recoveries,
o    The ability to renew or refinance credit facilities,
o    The  extent  to which  our  subsidiaries  were to  become  unable to pay us dividends,
o    Uncertainties associated with new product development,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more likely than not" recognition criteria (such as Kronos' ability to utilize its German net operating loss carryforwards),
o Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers, including us, of lead pigment and lead-based paint, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as our lead pigment and environmental litigation and litigation), and
o    Possible future litigation.

Should one or more of these risks materialize or if the consequences of such a development worsen, or should the underlying assumptions prove incorrect, actual results could differ materially from those currently forecasted or expected. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Results of Operations

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005 -

Net Income

     Our income from continuing operations was $3.0 million, or $.06 per diluted share, in the second quarter of 2006 compared to income of $9.9 million, or $.20 per diluted share, in the second quarter of 2005.

     The decrease in our diluted earnings per share from 2005 to 2006 is due primarily to the net effects of:
     o    lower equity in net income of Kronos in 2006,
     o    higher component products income from operations at CompX in 2006, and
     o    higher environmental and legal defense costs of NL in 2006.

Our income from continuing operations in 2006 includes:
     o a charge included in our equity in earnings of Kronos of $.11 per diluted share, net of tax benefit, related to Kronos' redemption of its 8.875% Senior Secured Notes,
     o income included in our equity in earnings of Kronos of $.06 per diluted share, net of income tax, related to Kronos' aggregate income tax benefit associated with the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, favorable developments with certain income tax issues related to Belgium and the enactment of a reduction in the Canadian federal income tax rate, and
     o Income of $.01 per diluted share related to certain insurance recoveries we received.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 -

Net Income

     Our consolidated income from continuing operations was $9.5 million, or $.19 per diluted share, in the first six months of 2006 compared to income of $24.7 million, or $.50 per diluted share, in the first six months of 2005.

     The decrease in our diluted earnings per share from 2005 to 2006 is due primarily to the net effects of:
     o    lower equity in net income of Kronos in 2006,
     o    higher component products income from operations at CompX in 2006, and
     o    certain securities transactions gains in 2005.

     We currently believe net income for the full year 2006 will be lower than 2005 primarily due to lower expected equity in earnings of Kronos in 2006 and to the securities transaction gains we recognized in 2005.

Our income from continuing operations in 2005 includes:
     o gains from our sales of shares of Kronos common stock of $.17 per diluted share, net of income tax,
     o income included in our equity in earnings of Kronos of $.03 per diluted share related to Kronos' sale of its passive interest in a Norwegian smelting operation.

Our income from continuing operations in 2006 includes:
     o a charge included in our equity in earnings of Kronos of $.11 per diluted share, net of income tax benefit, related to Kronos' redemption of its 8.875% Senior Secured Notes,
     o income included in our equity in earnings of Kronos of $.06 per diluted share related to Kronos' aggregate income tax benefit associated with the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, favorable developments with certain income tax issues related to Belgium and Germany and the enactment of a reduction in the Canadian federal income tax rate, and
     o income of $.04 per diluted share related to certain insurance recoveries we received.

Income from Operations

     The following table shows the components of our income from operations.

                                        Three months ended                      Six months ended
                                             June 30,                                June 30,
                                        ------------------         %           -------------------        %
                                        2005          2006       Change        2005           2006      Change
                                        ----          ----       ------        ----           ----      ------
                                           (In millions)                          (In millions)

CompX                                  $ 4.7         $ 5.8         23%        $ 8.9          $10.6        19%
Insurance recoveries                     1.2            .6        -50%          1.2            2.8       133%
Corporate expense and other, net        (4.2)         (6.4)        52%         (9.9)         (10.5)        6%
                                       -----         -----                    -----          -----

Income from operations                 $ 1.7         $  -                     $  .2          $ 2.9
                                       =====         =====                    =====          =====

     Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is more fully discussed below.

CompX International Inc.

                                        Three months ended                      Six months ended
                                             June 30,                                June 30,
                                        ------------------         %           -------------------        %
                                        2005          2006       Change        2005           2006      Change
                                        ----          ----       ------        ----           ----      ------
                                           (In millions)                          (In millions)

Net sales                              $45.7         $50.1         10%        $92.6          $97.2         5%
Cost of sales                           35.2          37.8          7%         71.8           73.2         2%
                                       -----         -----                    -----          -----
Gross margin                           $10.5         $12.3                    $20.8          $24.0
                                       =====         =====                    =====          =====

Income from operations                 $ 4.7         $ 5.8         23%        $ 8.9          $10.6        19%
                                       =====         =====                    =====          =====

Percentage of net
 sales:
  Cost of sales                          77%           75%                      78%            75%
  Income from operations                 10%           12%                      10%            11%

     Net sales - Our component product sales increased in the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005 due mainly to the net effects of sales volumes generated from the August 2005 and April 2006 acquisitions of two marine component businesses, a general increase in sales volume to new and existing security products customers and lower sales volumes for certain furniture component products resulting from increased Asian competition and an unfavorable Canadian dollar exchange rate which has caused operational difficulties for many of CompX's Canadian customers.

     Cost of sales - Our component products cost of goods sold increased in 2006 as compared to 2005, due to a more favorable product mix. As a percentage of sales, component products cost of goods sold was lower in 2006 as compared to 2005 due primarily to an improved product mix as the decline in lower margin furniture components sales were offset by increased sales of higher-margin security and marine component products. Component products gross margin and income from operations increased in 2006 due primarily to the increase in net sales and more favorable product mix as well as the favorable impact of a continuous focus on reducing costs across all product lines, partially offset by the negative impact of currency exchange rates as discussed below.

     Currency - CompX has substantial  operations and assets located outside the
United   States  (in   Canada   and  Taiwan).  Sales
generated from CompX's non-U.S. operations are denominated in both the U.S. dollar and in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on sales and income from operations in 2006 as compared to 2005.

                                                Three months ended            Six months ended
                                                  June 30, 2006                 June 30, 2006
                                                     vs. 2005                     vs. 2005
                                                ------------------            ----------------
                                                      (Increase (decrease), in thousands)
Impact on:
  Sales                                                $ 496                        $744
  Income from operations                               $(709)                       $(952)

     Outlook - The component product markets in which we operate are highly competitive in terms of product pricing and features. Our strategy is to focus on areas where we can provide products that have value-added, user-oriented features which enable our customers to compete more effectively in their markets. One of the focal points of this strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. Additionally, we believe that our focus on collaborating with customers to identify solutions and our ability to provide a high level of customer service enable us to compete effectively. In response to competitive pricing pressure, we continually focus on reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower cost facilities.

     Raw material prices, especially steel, zinc and copper continue to be volatile putting pressure on our component products margins. We actively seek to mitigate the margin impact by entering into raw material supply agreements in order to stabilize the cost for a period of time, execute larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, pass on the cost increases to our customers through surcharges and price increases.




Equity in earnings of Kronos Worldwide, Inc.

                                        Three months ended                      Six months ended
                                             June 30,                                June 30,
                                        ------------------         %           -------------------        %
                                        2005          2006       Change        2005           2006      Change
                                        ----          ----       ------        ----           ----      ------
                                           (In millions)                          (In millions)
 Kronos historical:
   Net sales                           $311.7        $345.1        11%        $603.5         $649.4         8%
   Cost of sales                        217.1         263.1        21%         424.7          492.6        16%
                                       ------        ------                   ------         ------

     Gross margin                      $ 94.6        $ 82.0                   $178.8         $156.8
                                       ======        ======                   ======         ======

   Income from operations              $ 57.7        $ 36.8       -36%        $104.1         $ 71.1       -32%
   Other general corporate, net           5.9           1.3                      6.3            1.9
   Loss on prepayment of debt              -          (22.3)                      -           (22.3)
   Interest expense                     (11.6)        (13.1)                   (23.4)         (23.8)
                                       ------        ------                   ------         ------
                                         52.0           2.7                     87.0           26.9
   Income tax expense (benefit)          19.1         (10.9)                    32.8           (1.7)
                                       ------        ------                   ------         ------

     Net income                        $ 32.9        $ 13.6                   $ 54.2         $ 28.6
                                       ======        ======                   ======         ======

 Percentage of net sales:
    Cost of sales                         70%           76%                      70%            76%
    Income from operations                18%           11%                      18%            11%

 Equity in earnings of Kronos
    Worldwide, Inc.                    $ 11.8        $  4.9                   $ 19.5         $ 10.2
                                       ======        ======                   ======         ======

 TiO2 operating statistics:
   Sales volumes*                         122           139        14%           237            264       11%
   Production volumes*                    127           130         2%           249            257        3%

 Change in Ti02 net sales:
   Ti02 product pricing                                            -1%                                     1%
   Ti02 sales volume                                               14%                                    11%
   Ti02 product mix                                                -1%                                    -1%
   Changes in currency exchange rates                              -1%                                    -3%
                                                                   ---                                    ---

     Total                                                         11%                                     8%
                                                                   ===                                    ===

_______________________________


* Thousands of metric tons

     The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

     Net sales - Kronos' sales increased $33.4 million (11%) in the second quarter of 2006 compared to the second quarter of 2005 due principally to the net effects of (i) a 14% increase in TiO2 sales volumes, (ii) a 1% decrease in average TiO2 selling prices and (iii) the unfavorable effect of fluctuations in foreign currency exchange rates, which decreased sales by approximately $4 million, or 1%. Kronos' sales increased $45.9 million (8%) in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due principally to an 11% increase in TiO2 sales volumes, somewhat offset by the unfavorable effect of changes in currency exchange rates, which decreased sales by approximately $19 million, or 3%. We expect selling prices will remain stable or decrease slightly in the second half of 2006 as compared to the first half of the year.

     Kronos' increase in TiO2 sales volumes in 2006 was due primarily to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada. We believe sales volumes in Canada have decreased as customer demand has been affected by the effects of the weakened Canadian dollar. Kronos' sales volumes in the first half of 2006 were a new record for Kronos. Because we believe our relative share of the worldwide TiO2 market did not change significantly during the first six months of 2006, we believe the strong TiO2 sales volume achieved in the first half of 2006 is due in part to relative changes in customer inventory levels. We expect demand will continue to remain high for the remainder of the year.

     Cost of sales - Kronos' cost of sales increased in 2006 due primarily to the impact of higher sales volumes and higher operating costs. Cost of sales as a percentage of sales increased in 2006 primarily due to increases in raw material and other operating costs (including energy costs). The negative impact of the increase in raw materials and energy costs on Kronos' gross margin and income from operations comparisons was somewhat offset by higher TiO2 production volumes. Kronos' production volumes in the first half of 2006 were also a new record for Kronos.

     Kronos continued to gain operational efficiencies at their existing production facilities by debottlenecking production to meet long-term demand. Such debottlenecking efforts include, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Our production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. We believe our annual attainable production capacity for 2006 is approximately 510,000 metric tons, with some additional capacity expected to be available in 2007 through its continued debottlenecking efforts.

     Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and placeCanada). The majority of our sales generated from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our sales generated from non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos' sales and income from operations in 2006 as compared to 2005.

                                                Three months ended            Six months ended
                                                  June 30, 2006                 June 30, 2006
                                                     vs. 2005                     vs. 2005
                                                ------------------            ----------------
                                                      (Increase (decrease), in millions)
Impact on:
  Sales                                              $ (4)                         $(19)
  Income from operations                             $(11)                         $(16)

     Interest expense - On May 11, 2006, Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, redeemed its 8.875% Senior Secured Notes at 104.437% of their aggregate principal amount of euro 375 million (an aggregate of $470.5 million). Funds for the redemption were provided by KII's April 2006 issuance of an aggregate euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013. Kronos recognized a $22.3 million pre-tax charge in the second quarter of 2006 related to the early extinguishment of the 8.875% Senior Secured Notes, consisting of the call premium on the Notes and the net write-off of deferred financing costs and unamortized premium related to the Notes.

     Kronos' interest expense in the second quarter of 2006 was higher than the same period in 2005 because the 8.875% Senior Secured Notes and the 6.5% Senior Secured Notes were both outstanding for 30 days during the quarter. This additional interest expense was partially offset by changes in currency exchange rates in 2006 compared to 2005.

     Income taxes - Kronos recognized an income tax benefit of $10.9 million in the second quarter of 2006 compared to expense of $19.1 million in the second quarter of 2005. For the first six months of 2006,Kronos recognized an income tax benefit of $1.7 million compared to an income tax expense of $32.8 million in the same period last year. The income tax benefits in the second quarter and first six months of 2006 are primarily due to a $9.5 million reduction in our tax contingency reserves related to favorable developments with income tax audits for our Belgian and Norwegian operations, a $2 million benefit ($1 million in the second quarter) associated with favorable developments with certain income tax issues related to our Belgium and German operations and a $1.1 million second quarter benefit resulting from the enactment of a reduction in Canadian income tax rates.

     Other - On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although there was minimal storm damage to core processing facilities, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. LPC expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and we believe insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production at LPC. Both Kronos and LPC have filed claims with their insurers. We expect to recover their losses through the insurer in the second half of 2006, although the amount and timing of the insurance recovery is not yet known. Accordingly, Kronos has not accrued a receivable for the amount of the insurance claim and will not record the claim until negotiations with their insurer are finalized. The effect on our financial results will depend on the timing and amount of insurance recoveries.

     Outlook - Kronos expects its income from operations in 2006 will continue to be somewhat lower than 2005. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Insurance Recoveries, Corporate Expense, Interest Expense, Provision for Income Taxes, Minority Interest and Discontinued Operations - 2006 Compared to 2005

     Insurance recoveries - We have reached an agreement with a former insurance carrier in which the carrier will reimburse us for a portion of our past and future lead pigment litigation defense costs. We received approximately $1.1 million during the first six months of 2006 under the agreement (including $300,000 in the second quarter). We are not able to determine how much we will ultimately recover from the carrier for the past defense costs we incurred because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.

     We also received $1.7 million in insurance recoveries in the first six months of 2006 in settlements with certain of our former insurance carriers (including approximately $300,000 in the second quarter). These settlements, as well as similar settlements we reached in the past few years (including $1.2 million in the second quarter of 2005), resolved court proceedings in which we sought reimbursement from carriers for legal defense costs and indemnity coverage for certain of our environmental remediation expenditures. We do not expect to receive any further material insurance settlements relating to litigation concerning environmental remediation coverages.

     While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

     Corporate expense - Corporate expenses were $6.4 million in the second quarter of 2006, $2.2 million or 51% higher than in the second quarter of 2005 primarily due to higher litigation and related expenses and higher environmental remediation expenses. Corporate expenses were $10.5 million, 5% higher, in the first six months of 2006 compared to the first six months of 2005 due mainly to the higher litigation and related expenses, partially offset by lower environmental remediation expenses. We expect corporate expenses in 2006 to be higher than in 2005, in part due to higher expected litigation and related expenses. However, obligations for environmental remediation obligations are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. See Note 13 to the Condensed Consolidated Financial Statements.

     Interest expense - Substantially all of our interest expense relates to CompX. Interest expense declined in the first quarter and the first six months of 2006 compared to 2005 due primarily to lower average debt levels.

     Provision for income taxes - See Note 10 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax benefit.

     In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. We do not recognize, and we are not required to pay, income taxes to the extent we receive dividends from Kronos. Because we and Kronos are part of the same placeU.S. federal income tax group, we are entitled to a 100% dividends received deduction on the dividends we receive from Kronos. Therefore, our effective income tax rate will generally be lower than the placeU.S. federal statutory income tax rate.

     Our provision for income taxes in the second quarter of 2006 includes a $159,000 income tax benefit related to the effect of the reduction in the Canadian federal income tax rate on our net deferred income tax liability we have recognized with respect to CompX's Canadian operations.

     Minority interest - Minority interest in earnings increased slightly in the first six months of 2006 to $1.9 million from $1.5 million in 2005, primarily due to higher income of CompX, partially offset by the increase in our ownership of CompX. See Note 9 to the Condensed Consolidated Financial Statements.

     Discontinued operations - See Note 14 to the Condensed Consolidated Financial Statements.




LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

     Trends in cash flows from operating activities (excluding the impact of significant securities transactions and relative changes in assets and liabilities) are generally similar to trends in our earnings. However, certain items included in the determination of net income are non-cash, and therefore have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include equity in Kronos' earnings, depreciation and amortization expense and deferred income taxes.

     Cash flows from operating activities increased from $18.1 million used in operating activities in the first six months of 2005 to $6.2 million of cash provided by operating activities in the first six months of 2006. This $24.3 million increase was primarily due to a lower amount of cash paid for income taxes in 2006 as compared to 2005. Cash paid for income taxes was $24.6 million lower in 2006, primarily due to a $21 million tax payment we made in 2005 to settle a previously-reported income tax audit in the placeU.S.

     Relative changes in working capital (primarily in accounts receivable, payables, and inventories) can have a significant effect on our cash flows from operating activities. Our average days sales outstanding ("DSO") related to continuing operations increased from 40 days at December 31, 2005 to 41 days at June 30, 2006, due to the timing of collections on our slightly higher accounts receivable balance at the end of June. For comparative purposes, our average DSO increased from 38 days at December 31, 2004 to 42 days at June 30, 2005. Our average number of days in inventory ("DII") was 59 days at December 31, 2005 and 57 days at June 30, 2006. The decrease in days in inventory is primarily due to a lower commodity raw materials balance at June 30, 2006. We held a higher than normal commodity raw material inventory balance in the latter part of 2005 as part of our strategy to mitigate the significant volatility in commodity prices. For comparative purposes, our average DII was 52 days at December 31, 2004 and June 30, 2005 primarily as a result of lower commodity raw materials balances held in the first six months of 2005.

     We do not have complete access to CompX's cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

                                                                       Six months ended
                                                                          June 30,
                                                                   -----------------------
                                                                   2005               2006
                                                                   ----               ----
                                                                         (In millions)

Cash provided (used) by operating activities:
  CompX                                                           $  8.7             $ 11.3
  NL Parent and wholly-owned subsidiaries                          (24.2)              (2.4)
  Eliminations                                                      (2.6)              (2.7)
                                                                  ------             ------

                                                                  $(18.1)            $  6.2
                                                                  ======             ======

Investing and financing activities

     Substantially all of our consolidated capital expenditures relate to CompX. During the first six months of 2006:
     o CompX completed an acquisition of a Marine component products company for $8.8 million, net of cash acquired,
     o We purchased approximately 117,000 shares of CompX common stock in market transactions for $1.8 million,
     o CompX prepaid $1.5 million of indebtedness assumed in prior business acquisitions, and
     o We paid aggregate cash dividends of $12.1 million ($.125 per share per quarter).

     Distributions to minority interests consist of CompX dividends paid to shareholders other than us. Other cash flows from financing activities relate primarily to proceeds from the issuance of NL and CompX common stock upon exercise of stock options.

     At June 30, 2006, there were no amounts outstanding under CompX's $50 million revolving credit facility that matures in January 2009. We do not expect to use any cash flow from operating activities generated during 2006 to repay indebtedness.

     Provisions contained in certain of CompX's and Kronos' credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.

Future cash requirements

     Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, including the dividends Kronos pays to us. We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of dividends.

     At June 30, 2006, we had an aggregate of $66.3 million of restricted and unrestricted cash, cash equivalents and debt securities. A detail by entity is presented in the table below.

  CompX                                                           $22.8
  NL Parent and wholly-owned subsidiaries                          43.5
                                                                  -----

                                                                  $66.3
                                                                  =====

     Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos currently pays a regular quarterly cash dividend of $.25 per share. At that rate, and based on the 17.5 million shares of Kronos we held at June 30, 2006, we would receive annual dividends from Kronos of $17.5 million. CompX currently pays a regular quarterly dividend of $.125 per share rate. At that rate, and based on the 10.7 million shares of CompX we held directly or indirectly June 30, 2006, we would receive annual dividends from CompX of $5.4 million. If our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions, our ability to service our liabilities and pay dividends on common stock could be adversely affected. In addition, a significant portion of our assets consists of ownership interests in our subsidiaries and affiliates. If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

     We have in the past, and may in the future, purchase the securities of our subsidiaries and affiliates or third-parties in market or privately-negotiated transactions. We base our purchase decision on a variety of factors, including an analysis of the optimal use of our capital, taking into account the market value of the securities and the relative value of expected returns on alternative investments. In connection with these activities, we may consider issuing additional equity securities or increasing our indebtedness. We may also evaluate the restructuring of ownership interests of our businesses among our subsidiaries and related companies.

     We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries and affiliates. As a result of this process, we have in the past and may in the future seek to raise additional capital, incur debt, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies.

     We periodically evaluate acquisitions of interests in or combinations with companies (including related companies) perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. We intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing indebtedness. From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

     Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2007) and our long-term obligations (defined as the five-year period ending December 31, 2010, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

     There have been no material changes in our contractual obligations since we filed our 2005 Annual Report, and we refer you to the report for a complete description of these commitments.

Off-balance sheet financing arrangements

     We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2005 Annual Report.

Commitments and Contingencies

     We are subject to certain commitments and contingencies, as more fully described in Note 13 to the Consolidated Financial Statements or in Part II,
Item 1 of this report. In addition to those legal proceedings described in Note 13 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to
(i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

         See Note 15 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

     For a discussion of our critical accounting policies, refer to Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A. - "Quantitative and Qualitative Disclosure About Market Risk" in our 2005 Annual Report. There have been no material changes in these market risks during the first six months of 2006.

     Certain of CompX's sales generated by our foreign operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor do they anticipate entering into such contracts for trading or speculative purposes in the future. A majority of the currency forward contracts CompX enters into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of the hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally CompX enters into currency forward contracts for specific transactions which do not meet the criteria for hedge accounting, CompX marks-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. At June 30, 2006, CompX held a series of contracts to manage exchange rate risk to exchange an aggregate of U.S. $2.8 million for Canadian dollars at an exchange rate of Cdn. $1.12 per U.S. dollar. These contracts qualify for hedge accounting and mature through August 2006. The exchange rate was Cdn. $1.12 per U.S. dollar at June 30, 2006. The estimated fair value of the contracts is not material at June 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold
C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2006.

     Internal Control Over Financial Reporting - We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by SEC regulations, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors, and
o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Condensed Consolidated Financial Statements.

     As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of our equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to our equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     Changes in Internal Control Over Financial Reporting - There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In addition to the matters discussed below, refer to Note 13 to the Condensed Consolidated Financial Statements and to our 2005 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

     Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, StateIllinois, County Department, Chancery Division, Case No.00CH09800). In May 2006, defendants' petition seeking review of the appellate court's ruling was denied by the Illinois Supreme Court.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, StateMississippi, Civil Action No. 2002-0241-CICI). In May 2006, the court granted defendants' summary judgment motion with respect to the failure to warn and fraudulent concealment claims, but denied the rest of the motion. Trial began before a Mississippi federal court jury in July 2006, and in August 2006 the jury returned a verdict in favor of the defendants on all counts.

     Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). Following
plaintiffs' re-pleading the fraud claim, defendants answered the non-fraud counts of the complaint and moved to dismiss the fraud claim for lack of sufficiency; however, the court has stayed the case pending trial in the Jones case.

     Evans v. Atlantic Richfield Company, et. al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281). In April 2006, the court allowed plaintiff to amend the complaint to avoid defendants' motion to dismiss. Plaintiff amended the complaint; however, in July 2006, defendants renewed their motion to dismiss the defective product claims.

     Hess, et. al. v. NL Industries, Inc., et al. (StateMissouri Circuit Court 22nd Judicial Circuit, placePlaceNameSt. Louis PlaceTypeCity, Cause No. 052-11799). In May 2006, plaintiffs moved to remand the case back to state court, and in June 2006, the court remanded the case.

     In July 2006, we began work on an additional removal action with respect to ponds located within a residential area at the site of a formerly owned lead smelting facility located in Collinsville, Illinois. We anticipate that the removal action will be completed in the fourth quarter of 2006.

     Brown et. al. v. NL Industries, Inc. et. al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In April 2006, defendants filed a motion to dismiss the plaintiffs' claims for trespass and violations of certain placeStateMichigan state laws.

     In  June  2006,   we  and  several   other  PRPs   received  a   Unilateral
Administrative Order from the U.S. EPA regarding a formerly owned mine and smelting facility located in Park Hills, StateMissouri. The Doe Run Company is the current owner of the site, and its predecessor purchased the site from us in approximately 1948. Doe Run is also named in the Order. We intend to comply with the Order and are negotiating with Doe Run an appropriate allocation of costs for the remediation.

     In June 2006, we were served with a complaint in Donnelly and Donnelly v. NL Industries, Inc. (State of StateNew York Supreme Court, placePlaceTypeCounty of placeRensselaer, Cause No. 218149). The plaintiff, a man who claims to have worked near one of our former sites in placeNew York, and his wife allege that he suffered injuries (which are not described in the complaint) as a result of exposure to harmful levels of toxic substances as a result of NL's conduct. Plaintiffs claim damages for negligence, product liability and derivative losses on the part of the wife. We believe that these claims are without merit and intend to deny all of the allegations and to defend against all of the claims vigorously.

Item 1A. Risk Factors

     For a discussion of the risk factors  related to our  businesses,  refer to
Part I, Item 1A., "Risk Factors," in our 2005 Annual report. There have been no material changes to such risk factors during the six months ended June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2006 Annual Meeting of Shareholders was held on May 24, 2006. Cecil H. Moore, Jr., Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson and Terry N. Worrell were elected as directors, each receiving votes "For" their election from at least 95.8% of the 48.6 million common shares eligible to vote at the Annual Meeting.

Item 6.  Exhibits

     31.1 - Certification

     31.2 - Certification

     32.1 - Certification


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NL INDUSTRIES, INC.
                                          -------------------------------
                                                    (Registrant)



Date August 4, 2006                       By /s/ Gregory M. Swalwell
     --------------                          -------------------------
                                              Gregory M. Swalwell
                                               Vice President, Finance
                                               and Chief Financial Officer
                                               (Principal Financial Officer)


Date August4, 2006                        By /s/ Tim C. Hafer
     --------------                          -------------------------
                                              Tim C. Hafer
                                               Vice President and Controller
                                               (Principal Accounting Officer)