Form 10-Q
period 2006-09-30
NL INDUSTRIES INC
filed 2006-11-06
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2006        Commission file number 1-640
                      ---------------------                              -----



                               NL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New Jersey                                         13-5267260
-------------------------------                           ----------------
(State or other jurisdiction of                             (IRS Employer
Incorporation or organization)                           Identification No.)


             5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code             (972) 233-1700
                                                               --------------





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Large accelerated filer Accelerated filer
 X  Non-accelerated filer
---                      ---

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes    No X
                           ---   ---

Number of shares of the Registrant's common stock outstanding on October 31, 2006: 48,569,034.






                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                          Page
Part I.        FINANCIAL INFORMATION                                     Number

  Item 1.      Financial Statements

               Condensed Consolidated Balance Sheets -
                   December 31, 2005; September 30, 2006 (unaudited)          1

               Condensed Consolidated Statements of Income -
                   Three and nine months ended September 30, 2005 and
                    2006 (unaudited)                                          3

               Condensed Consolidated Statements of Comprehensive Income -
                   Nine months ended September 30, 2005 and
                   2006 (unaudited)                                           4

               Condensed Consolidated  Statements of Cash Flows -
                   Nine months ended September 30, 2005 and 2006
                  (unaudited)                                                 5

               Consolidated Statement of Stockholders' Equity -
                   Nine months ended September 30, 2006 (unaudited)           7

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                 8

   Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        22

   Item 3.     Quantitative and Qualitative Disclosure About Market Risk     35

   Item 4.     Controls and Procedures                                       36

Part II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                             37

   Item 1A.    Risk Factors                                                  39

   Item 6.     Exhibits                                                      39

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report









                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                  December 31,      September 30,
                                                                           2005              2006
                                                                      --------------    --------------
                                                                                          (unaudited)

Current assets:
    Cash and cash equivalents                                          $   76,912          $   48,133
    Marketable securities                                                   9,265               9,255
    Restricted cash and cash equivalents                                    4,327               6,061
    Accounts and other receivables, net                                    23,392              24,537
    Refundable income taxes                                                   424                 643
    Receivable from affiliates                                              3,291               6,923
    Inventories, net                                                       22,538              23,631
    Prepaid expenses                                                        1,718               1,141
    Deferred income taxes                                                   7,295               7,074
                                                                       ----------          ----------

         Total current assets                                             149,162             127,398
                                                                       ----------          ----------

Other assets:
    Marketable equity securities                                           87,120             109,488
    Investment in Kronos Worldwide, Inc.                                  146,774             155,984
    Goodwill                                                               27,240              32,541
    Deferred income taxes                                                       4                   -
    Other, net                                                              5,499               8,979
                                                                       ----------          ----------

         Total other assets                                               266,637             306,992
                                                                       ----------          ----------

Property and equipment:
    Land                                                                    8,511               9,485
    Buildings                                                              28,001              29,090
    Equipment                                                             110,917             116,692
    Construction in progress                                                2,015               8,637
                                                                       ----------          ----------
                                                                          149,444             163,904
    Less accumulated depreciation and amortization                         80,540              90,972
                                                                       ----------          ----------

         Net property and equipment                                        68,904              72,932
                                                                       ----------          ----------

         Total assets                                                  $  484,703          $  507,322
                                                                       ==========          ==========



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                               December 31,      September 30,
                                                                           2005              2006
                                                                      --------------    --------------
                                                                                          (unaudited)

Current liabilities:
    Current maturities of long-term debt                               $      171           $       37
    Accounts payable                                                       11,079               10,344
    Accrued liabilities                                                    29,859               30,130
    Accrued environmental costs                                            13,302                9,229
    Payable to affiliates                                                     982                  382
    Income taxes                                                              599                  271
                                                                       ----------           ----------

         Total current liabilities                                         55,992               50,393
                                                                       ----------           ----------

Noncurrent liabilities:
    Long-term debt                                                          1,425                   17
    Accrued pension costs                                                     942                    -
    Accrued postretirement benefits costs                                  10,141                8,911
    Accrued environmental costs                                            41,645               42,250
    Deferred income taxes                                                 107,000              123,966
    Other                                                                   2,246                2,336
                                                                       ----------           ----------

         Total noncurrent liabilities                                     163,399              177,480
                                                                       ----------           ----------

Minority interest                                                          45,630               45,723
                                                                       ----------           ----------

Stockholders' equity:
    Common stock                                                            6,070                6,070
    Additional paid-in capital                                            363,233              357,633
    Retained earnings                                                        -                       -
    Accumulated other comprehensive income (loss):
       Marketable securities                                               34,084               48,562
       Currency translation                                              (141,018)            (135,852)
       Pension liabilities                                                (42,687)             (42,687)
                                                                       ----------           ----------

          Total stockholders' equity                                      219,682              233,726
                                                                       ----------           ----------

          Total liabilities and stockholders' equity                   $  484,703           $  507,322
                                                                       ==========           ==========

Commitments and contingencies (Note 12)




     See accompanying Notes to Condensed Consolidated Financial Statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                 Three months ended                  Nine months ended
                                                                    September 30,                      September 30,
                                                                ----------------------            ---------------------
                                                                2005              2006            2005             2006
                                                                ----              ----            ----             ----
                                                                                      (unaudited)


Net sales                                                     $  47,134       $  48,812        $ 139,707       $ 145,984
Cost of goods sold                                               36,153          35,955          107,916         109,150
                                                              ---------       ---------        ---------       ---------

     Gross margin                                                10,981          12,857           31,791          36,834

Selling, general and administrative expense                       6,049           6,673           17,979          19,832
Other operating income (expense):
   Currency transaction gains (losses), net                         (43)             31              (58)            (80)
   Insurance recoveries                                           1,231              48            2,431           2,864
   Other income                                                   -                 124              207             128
   Corporate expense                                             (3,900)         (7,686)         (13,928)        (18,275)
                                                              ---------       ---------        ---------       ---------

     Income (loss) from operations                                2,220          (1,299)           2,464           1,639

Equity in earnings of Kronos Worldwide, Inc.                      2,847           4,154           22,403          14,393
Other income (expense):
   Trade interest income                                             32             115               76             252
   Interest and dividend income from affiliates                     619             471            1,858           1,413
   Other interest income                                            785             743            2,445           2,369
   Securities transactions, net                                     (93)             82           14,603             146
   Interest expense                                                 (90)            (50)            (287)           (162)
                                                              ---------       ---------        ---------       ---------

     Income from continuing operations before
        income taxes and minority interest                        6,320           4,216           43,562          20,050

Provision for income taxes (benefit)                              5,460             (52)          16,485           4,379

Minority interest in after-tax earnings                          (1,929)          1,126             (413)          2,999
                                                              ---------       ---------        ---------       ---------

     Income from continuing operations                            2,789           3,142           27,490          12,672

Discontinued operations, net of tax                                -               -                (326)           (177)
                                                              ---------       ---------        ---------       ---------

     Net income                                               $   2,789        $   3,142       $  27,164       $  12,495
                                                              =========        =========       =========       =========

 Basic and diluted net income per share                       $     .06        $     .06       $     .56       $     .26
                                                              =========        =========       =========       =========

Weighted-average shares outstanding:
     Basic                                                       48,558          48,569           48,534          48,566
     Dilutive impact of stock options                                36              15               49              18
                                                              ---------       ---------        ---------       ---------

     Diluted                                                     48,594          48,584           48,583          48,584
                                                              =========       =========        =========       =========


     See accompanying Notes to Condensed Consolidated Financial Statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    Nine months ended September 2005 and 2006

                                 (In thousands)


                                                                           2005             2006
                                                                           ----             ----
                                                                                (unaudited)

Net income                                                               $  27,164        $  12,495
                                                                         ---------        ---------

Other comprehensive income, net of tax:

     Marketable securities adjustment                                        5,728           14,478

     Currency translation adjustment                                        (4,718)           5,166
                                                                         ---------        ---------

        Total other comprehensive income                                     1,010           19,644
                                                                         ---------        ---------

           Comprehensive income                                          $  28,174        $  32,139
                                                                         =========        =========



     See accompanying Notes to Condensed Consolidated Financial Statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)


                                                                         2005             2006
                                                                         ----             ----
                                                                               (unaudited)

Cash flows from operating activities:
    Net income                                                         $ 27,164        $ 12,495
    Depreciation and amortization                                         8,420           8,644
    Deferred income taxes:
       Continuing operations                                            (11,411)          5,546
       Discontinued operations                                             (187)              -
    Minority interest:
       Continuing operations                                               (413)          2,999
       Discontinued operations                                             (151)           (148)
    Equity in earnings of Kronos Worldwide, Inc.                        (22,403)        (14,393)
    Dividends from Kronos Worldwide, Inc.                                13,214          13,137
    Securities transactions, net                                        (14,603)           (146)
    Benefit plan expense less than cash funding:
       Defined benefit pension plans                                       (660)         (1,552)
       Other postretirement benefit plans                                  (991)         (1,230)
    Other, net                                                            1,195             971
    Change in assets and liabilities:
       Accounts and other receivables                                    (1,994)         (1,557)
       Inventories                                                         (763)            536
       Prepaid expenses                                                  (1,279)            549
       Accrued environmental costs                                       (8,685)         (3,468)
       Accounts payable and accrued liabilities                              19          (1,173)
       Income taxes                                                      (1,370)           (422)
       Accounts with affiliates                                          (1,407)         (4,250)
       Other, net                                                          (404)         (2,552)
                                                                       --------        --------

            Net cash provided by (used in)
              operating activities                                      (16,709)         13,986
                                                                       --------        --------

Cash flows from investing activities:
    Capital expenditures                                                 (8,828)         (9,117)
    Acquisition, net of cash acquired                                    (7,342)         (9,832)
    Collection of note receivable                                          -              1,306
    Collection of loans to affiliates                                     2,000            -
    Change in restricted cash equivalents
       and marketable debt securities, net                                4,278          (1,537)
    Proceeds from disposal of:
       Business unit                                                     18,094            -
       Kronos common stock                                               19,176            -
       Marketable securities                                              5,614           9,209
       Property and equipment                                                19              45
    Purchase of:
       CompX common stock                                                  (707)         (2,278)
       Marketable securities                                             (4,758)         (9,357)
    Cash of disposed business unit                                       (4,006)           -
                                                                       --------        --------

            Net cash provided by (used in) investing activities          23,540         (21,561)
                                                                       --------        --------

     See accompanying Notes to Condensed Consolidated Financial Statements.


                      NL INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2005 and 2006

                                 (In thousands)


                                                                          2005              2006
                                                                          ----              ----
                                                                              (unaudited)

Cash flows from financing activities:
    Indebtedness:
       Principal payments                                               $    (48)         $ (1,516)
       Deferred financing costs paid                                         (28)             (105)
    Cash dividends paid                                                  (24,279)          (18,213)
    Distributions to minority interest                                    (1,805)           (1,708)
    Proceeds from issuance of common stock:
       NL common stock                                                     2,488                 9
       CompX common stock                                                    639               104
                                                                        --------          --------

              Net cash used in financing activities                      (23,033)          (21,429)
                                                                        --------          --------

Cash and cash equivalents - net change from:
    Operating, investing and financing activities                        (16,202)          (29,004)
    Currency translation                                                     120               225
Cash and cash equivalents at beginning of period                          99,185            76,912
                                                                        --------          --------

Cash and cash equivalents at end of period                              $ 83,103          $ 48,133
                                                                        ========          ========


Supplemental disclosures - cash paid for:
       Interest, net of amounts capitalized                             $    105          $    105
       Income taxes, net                                                  32,117             3,330

       Noncash investing activity - note receivable
         received upon disposal of business unit                        $  4,179          $   -




     See accompanying Notes to Condensed Consolidated Financial Statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2006

                                 (In thousands)


                                                                                      Accumulated other
                                                                               comprehensive income (loss)
                                            Additional                 ---------------------------------------------
                                  Common     paid-in       Retained     Marketable      Currency         Pension
                                   stock     capital       earnings     securities     translation      liabilities       Total
                                  ------     ---------     --------    ------------    -----------     -------------     -------
                                                                                       (unaudited)

Balance at December 31, 2005      $6,070     $363,233      $  -          $ 34,084       $(141,018)      $ (42,687)       $219,682

Net income                          -            -          12,495           -               -               -             12,495

Issuance of common stock            -              80         -              -               -               -                 80

Dividends                           -          (5,718)     (12,495)          -               -               -            (18,213)

Other comprehensive income, net     -            -            -            14,478           5,166            -             19,644

Other                               -              38         -              -               -               -                 38
                                  ------     --------      -------       --------       ---------       ---------        --------

Balance at September 30, 2006     $6,070     $357,633      $  -          $ 48,562       $(135,852)      $ (42,687)       $233,726
                                  ======     ========      =======       ========       =========       =========        ========



     See accompanying Notes to Condensed Consolidated Financial Statements.



                      NL INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

                                   (unaudited)

Note 1 - Organization and basis of presentation:

     Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at September 30, 2006. Valhi is majority-owned by Contran Corporation. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

     Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International, Inc. We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method. CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission ("SEC").

     The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the SEC on March 16, 2006 (the "2005 Annual Report"). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our 2005 Annual Report. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

     Unless otherwise indicated, references in this report to "we," "us" or "our" refer to NL Industries and its subsidiaries and affiliates, including Kronos, taken as a whole.

     Stock purchases - Our ownership of CompX is primarily through CompX Group, Inc., our majority-owned subsidiary. CompX Group's sole asset consists of 83% of the outstanding common stock of CompX. We also own an additional 2% of CompX directly. During the first nine months of 2006, we purchased approximately 145,000 shares of CompX common stock in market transactions for an aggregate purchase price of $2.3 million. We accounted for this purchase as a step acquisition under the purchase method of accounting.

     Acquisitions - In April 2006, CompX completed an acquisition of a marine component products business for aggregate cash consideration of $9.8 million, net of cash acquired. We completed this acquisition to expand the marine component products business unit of CompX. We have included the results of operations and cash flows of the acquired business in our Condensed Consolidated Financial Statements starting in April 2006. The purchase price has been allocated among the tangible and intangible net assets acquired based upon an estimate of the fair value of such net assets. The pro forma effect to us, assuming this acquisition had been completed as of January 1, 2005, is not material.

Note 2 - Accounts and other receivables, net:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                             (In thousands)

Trade receivables                                                     $ 20,921            $ 23,461
Other receivables                                                        2,783               1,506
Allowance for doubtful accounts                                           (312)               (430)
                                                                      --------            --------

       Total                                                          $ 23,392            $ 24,537
                                                                      ========            ========

Note 3 - Inventories, net:


                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                             (In thousands)

Raw materials                                                         $  6,801            $  6,268
In process products                                                      9,116               9,260
Finished products                                                        6,621               8,103
                                                                      --------            --------

       Total                                                          $ 22,538            $ 23,631
                                                                      ========            ========

Note 4 - Noncurrent marketable equity securities:

     At December 31, 2005 and September 30, 2006, we owned approximately 4.7 million shares of Valhi common stock. At September 30, 2006 the quoted market price was $23.25 per share, or an aggregate market value of $109.5 million, and at December 31, 2005 the quoted market price was $18.50 per share, or an aggregate market value of $87.1 million.

Note 5 - Investment in Kronos:

     At December 31, 2005 and September 30, 2006, we owned approximately 17.5 million shares of Kronos common stock. At September 30, 2006 the quoted market price was $28.79 per share, or an aggregate market value of $504.3 million, and at December 31, 2005 the quoted market price was $29.01, or an aggregate market value of $508.1 million.

     Selected financial information of Kronos is summarized below:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                              (In millions)

Current assets                                                        $   525.3          $   586.6
Property and equipment, net                                               418.9              437.4
Investment in TiO2 joint venture                                          115.3              114.8
Other noncurrent assets                                                   239.4              252.9
                                                                      ---------          ---------

    Total assets                                                      $ 1,298.9          $ 1,391.7
                                                                      =========          =========

Current liabilities                                                   $   205.1          $   211.7
Long-term debt                                                            464.4              528.3
Accrued pension and post retirement benefits                              150.0              149.3
Other noncurrent liabilities                                               69.4               66.7
Stockholders' equity                                                      410.0              435.7
                                                                      ---------          ---------

    Total liabilities and stockholders' equity                        $ 1,298.9          $ 1,391.7
                                                                      =========          =========


                                                           Three months ended                Nine months ended
                                                               September 30,                   September 30,
                                                          ---------------------            --------------------
                                                          2005             2006            2005            2006
                                                          ----             ----            ----            ----
                                                              (In millions)                     (In millions)

Net sales                                                $292.1          $ 331.7         $ 895.7         $ 981.0
Cost of sales                                             216.2            256.2           640.9           748.8
Income from operations                                     38.2             34.3           142.3           105.4
Net income                                                  8.0             11.6            62.2            40.2

Note 6 - Other noncurrent assets, net:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                              (In thousands)

Intangible assets, net                                                $  3,432            $  4,160
Prepaid pension cost                                                         -                 638
Other                                                                    2,067               4,181
                                                                      --------            --------

        Total                                                         $  5,499            $  8,979
                                                                      ========            ========

Note 7 - Current accrued liabilities:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                              (In thousands)

Employee benefits                                                     $ 10,933            $ 12,387
Professional fees                                                        5,269               3,238
Other                                                                   13,657              14,505
                                                                      --------            --------

        Total                                                         $ 29,859            $ 30,130
                                                                      ========            ========

Note 8 - Other noncurrent liabilities:

                                                                     December 31,      September 30,
                                                                         2005              2006
                                                                     ------------      -------------
                                                                              (In thousands)

Insurance claims and expenses                                         $  2,224            $  2,336
Other                                                                       22                -
                                                                      --------            --------

        Total                                                         $  2,246            $  2,336
                                                                      ========            ========

     We recorded a $745,000 charge in the third quarter of 2006 in connection with our self-insurance obligations. This charge resulted from an understatement of our accrual and originated over several years. The effect of this adjustment on our expected results for the full year 2006 is not expected to be material.

Note 9 - Provision for income taxes:

                                                                         Nine months ended
                                                                           September 30,
                                                                      ----------------------
                                                                      2005              2006
                                                                      ----              ----
                                                                          (In millions)

Expected tax expense                                                 $ 15.2           $ 7.0
Non-U.S. tax rates                                                      (.1)            (.3)
Incremental U.S. tax and rate differences on
  equity in earnings                                                    3.5            (2.7)
Nondeductible expenses                                                   .2              .2
U.S. state income taxes, net                                             .3              .5
Excess of book basis over tax basis of Kronos common
  stock sold or distributed                                             2.7              -
Tax contingency reserve adjustment, net                                (4.1)             .2
Reduction in Canadian income tax rate                                      -            (.2)
Other, net                                                             (1.2)            (.3)
                                                                     ------           -----

        Total                                                        $ 16.5           $ 4.4
                                                                     ======           =====

Comprehensive  provision (benefit) for income
  taxes allocable to:
        Income from continuing operations                            $ 16.5           $ 4.4
        Discontinued operations                                          .4             (.2)
        Other comprehensive income:
        Marketable securities                                           3.2             7.8
        Currency translation                                           (2.9)            3.3
                                                                     ------           -----

        Total                                                        $ 17.2           $15.3
                                                                     ======           =====

     In June 2006, Canada enacted a 2% reduction in the Canadian federal income tax rate and eliminated the federal surtax. The 2% reduction will be phased in from 2008 through 2010, and the federal surtax will be eliminated in 2008. As a result, during the second quarter of 2006 we recognized a $0.2 million income tax benefit related to the effect of such reduction on our previously recorded net deferred income tax liability.

Note 10 - Employee benefit plans:

     Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

                                                          Three months ended                Nine months ended
                                                              September 30,                   September 30,
                                                         ---------------------            --------------------
                                                         2005             2006            2005            2006
                                                         ----             ----            ----            ----
                                                                            (In thousands)

Interest cost                                          $   753          $   751         $ 2,271         $ 2,234
Expected return on plan assets                          (1,010)          (1,352)         (3,041)         (4,045)
Amortization of net transition obligations                 (16)             (17)            (51)            (50)
Recognized actuarial losses                                 93              107             291             308
                                                       -------          -------         -------         -------

      Total                                            $  (180)         $  (511)        $  (530)        $(1,553)
                                                       =======          =======         =======-        =======

         Postretirement benefits - The components of net periodic postretirement benefits cost are presented in the table below.

                                                          Three months ended                Nine months ended
                                                              September 30,                   September 30,
                                                         ---------------------            --------------------
                                                         2005             2006            2005            2006
                                                         ----             ----            ----            ----
                                                                            (In thousands)

Interest cost                                          $   211          $   184         $   633         $   551
Amortization of prior service credit                       (72)             (28)           (215)            (84)
                                                       -------          -------         -------         -------

       Total                                           $   139          $   156         $   418         $   467
                                                       =======          =======         =======         =======

     Contributions - We expect our 2006 contributions for our pension and postretirement benefit plans to be consistent with the amount disclosed in our 2005 Annual Report.

Note 11 - Accounts with affiliates:

                                                                    December 31,      September 30,
                                                                        2005              2006
                                                                    ------------      -------------
                                                                             (In thousands)

Current receivables from affiliates:
    Valhi - federal income taxes                                      $3,146               $ 6,791
    Kronos - trade items                                                 145                   132
                                                                      ------               -------

            Total                                                     $3,291               $ 6,923
                                                                      ======               =======

Current payables to affiliates:
    Valhi - state income taxes                                        $  771               $   161
    Tremont Corporation - trade items                                    211                   221
                                                                      ------               -------

            Total                                                     $  982               $   382
                                                                      ======               =======

Note 12 - Commitments and contingencies:

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

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or plaintiffs. In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injuries allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on pending cases and cases that might be filed against us in the future.

     We believe these actions are without merit, and intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments been entered against us. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. We cannot reasonably estimate liability, if any, that may result. We cannot assure you that NL will not incur liability in the future as a result of pending litigation due to the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If future liabilities are incurred, it could have a material adverse effect on our Consolidated Financial Statements, results of operations and liquidity.

     In one of these lead pigment cases (State of Rhode Island v. Lead Industries Association), a trial before a Rhode Island state court jury began in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. In October 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In November 2005, the State of Rhode Island began a retrial of the case on the State's claims of public nuisance, indemnity and unjust enrichment. Following the State's presentation of its case, the trial court dismissed the State's claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that we and the two other defendants should be ordered to abate the public nuisance. Following the jury verdict, the trial court dismissed the State's claim for punitive damages. The scope of the abatement remedy will be determined by the judge. The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings before the trial court. Various matters remain pending before the trial court, including our motion to dismiss and other post-trial motions which were argued in August 2006. We intend to appeal any adverse judgment which the trial court may enter against us.

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

     Environmental obligations are difficult to assess and estimate for numerous reasons including:

     o    complexity and differing interpretations of governmental regulations,
     o number of PRPs and their ability or willingness to fund such allocation of costs,
     o financial capabilities of the PRPs and the allocation of costs among them,
     o    multiplicity of possible solutions; and
     o number of years of investigatory, remedial and monitoring activity required.

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

     We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust environmental accruals as further information becomes available or circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. At September 30, 2006, there were no receivables for recoveries.

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

     Changes in the accrued environmental costs during the first nine months of 2006 are as follows:


                                                                                  Amount
                                                                              --------------
                                                                              (In thousands)

Balance at the beginning of the period                                            $ 54,947
Additions charged to expense, net                                                    2,454
Payments, net                                                                       (5,922)
                                                                                  --------

       Balance at the end of the period                                           $ 51,479
                                                                                  ========

Amounts recognized in the balance sheet at the end of the period:
     Current liability                                                            $  9,229
     Noncurrent liability                                                           42,250
                                                                                  --------

       Total                                                                      $ 51,479
                                                                                  ========

     On a quarterly basis, we evaluate the potential range of liability at sites where we have been named as a PRP or defendant. At September 30, 2006, we had accrued $51.5 million for those environmental matters which we believe are reasonably estimable. We believe that it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $78 million, including the amount we have accrued.

     At September 30, 2006, there are approximately 20 sites for which we are unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether we actually had any association with the site, or if we did have an association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination. We cannot estimate when enough information will become available to allow us to estimate a range of loss. The timing and availability of information on these sites is dependent on events outside our control, such as when the party alleging liability provides information to us. On certain previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that we, along with other PRPs, are liable for past clean-up costs. These costs could be material to us if we were ultimately found liable.

Other litigation

     We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases remain pending, involving a total of approximately 10,700 plaintiffs and their spouses. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including facts concerning historical operations, the rate of new claims, the number of claims from which we have been dismissed, and our prior experience in the defense of these matters, we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material). Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity. We have and will continue to vigorously seek dismissal and/or a finding of no liability from each claim. In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from us.

     For a discussion of other legal proceedings to which we are a party, refer to the financial statements included in our 2005 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

Insurance coverage claims

     For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2005 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Additional information regarding such litigation, or new litigation, is below.

     Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et. al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). In August 2006, the trial court denied our motion to dismiss, and we have appealed that decision.

     NL Industries, Inc. v. American Re Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E). In September 2006, the court stayed this proceeding pending outcome of the appeal in the two New York actions.

     In September 2006, we filed a declaratory judgment action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-13934-A) seeking interpretation of a Stand-Still Agreement, which is governed by Texas law. The defendants have filed a motion to consolidate this case with the NL Industries, Inc. v. American Re Insurance Company, et al. case which we filed in April 2006. We intend to oppose consolidation of the cases.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment litigation depends upon a variety of factors, and there can be no assurance that insurance coverage will be available. We have not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

Income tax matters

     Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. For example:

     o Kronos received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million. The Belgian tax authorities filed a lien on Kronos' Belgian TiO2 operation's fixed assets in connection with their assessment. Kronos filed a protest to this assessment and in July 2006, the Belgian tax authorities withdrew the assessment. The lien was subsequently released.

     o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million relating to the years 1998 through 2000. Kronos objected to this proposed assessment and in May 2006 the Norwegian tax authorities withdrew the assessment.

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

Note 13 - Discontinued operations, net of tax:

     Discontinued operations relates to CompX's former Thomas Regout operations in the Netherlands. Prior to December 2004, the Thomas Regout European operations were classified as held for use. A formal plan of disposal adopted by CompX's board of directors in December 2004 resulted in the reclassification of the operations to held for sale. Based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed, we determined that the goodwill associated with the assets held for sale was partially impaired. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, when we classified it as held for sale, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). In January 2005, we completed the sale of Thomas Regout for net proceeds that were approximately $864,000 less than previously estimated (primarily due to higher expenses associated with the sale). These additional expenses reflect a refinement of our previous estimate of the realizable value of the Thomas Regout operations and accordingly we recognized a further impairment of goodwill. As a result, discontinued operations for the first nine months of 2005 includes a first quarter charge for the additional expenses ($326,000, net of income tax benefit and minority interest). Discontinued operations in the first nine months of 2006 includes a second quarter expense of $500,000 ($177,000, net of income tax benefit and minority interest) for a change in estimate of certain indemnification obligations we had to the purchaser of the Thomas Regout operations.

Note 14 - Recent accounting pronouncements:

     Quantifying financial statement misstatements - In September 2006 the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing their views regarding the process of quantifying financial statement misstatements. The SAB is effective for us no later than the fourth quarter of 2006. According to SAB No. 108, both the "rollover" and "iron curtain" approaches must be considered when evaluating a misstatement for materiality. We do not expect the adoption of the SAB to have a material effect on our previously-reported consolidated financial position or results of operations at the date of adoption.

     Fair  value  measurements  - In  September  2006 the  Financial  Accounting
Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008. SFAS No. 157 generally provides a consistent fair value definition and measurement framework for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

     Pension and other postretirement plans - Also in September 2006 the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets. We will recognize through other comprehensive income prior unrecognized gains and losses and prior service costs or credits, net of tax, at December 31, 2006 that we currently amortize through net periodic benefit cost. All future changes in the funded status of these plans will be recognized through comprehensive income, net of tax (either in net income or in other comprehensive income). We will also provide certain new disclosures related to these plans. In addition, we currently use September 30 as a measurement date for our defined benefit pension plans, but under this standard we will be required to use December 31 as the measurement date for all of our plans. The measurement date requirement of SFAF No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select. This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost recognized in net income.

     The asset and liability recognition and disclosure requirements of this standard will become effective for us as of December 31, 2006 and will be adopted prospectively. We will not complete the 2006 assessment of the funded status of our pension and postretirement benefit plans until after December 31, 2006. At December 31, 2005, our pension plans were over-funded by a net $2.6 million, and we had a net $1.2 million liability recognized on our Consolidated Balance Sheet related to these plans. At December 31, 2005, our post retirement benefit plans were under-funded by a net $14.0 million, and we had a net $12.0 million liability recognized on our Consolidated Balance Sheet related to these plans. Our 2006 funded status will be based in part on certain actuarial assumptions that we cannot yet determine and differences between the actual and expected return on plan assets during the year. Therefore, we are not able to determine the impact this standard will have on our Consolidated Financial Statements. Because the difference between the aggregate funded status of our defined benefit and post retirement benefits plans and the net amounts recognized with respect to these plans on our Consolidated Financial Statements at December 31, 2005 is not materially significant, we cannot yet determine whether the net effect of adopting SFAS No. 158 will increase or reduce our stockholders' equity at December 31, 2006, in so far as it relates to our benefit plans. However, our investment in Kronos and our stockholders' equity will be affected by our pro-rata share of the effect to Kronos from adopting this standard, and Kronos believes the net effect of adopting SFAS No. 158 will reduce their stockholders' equity. The full disclosure of the funded status of our defined benefit pension and postretirement benefit plans at December 31, 2005 can be found in Note 16 to our 2005 Annual Report.

     Inventory costs - SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring the recognition of those items as current period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

     Stock options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards which are modified, repurchased or cancelled after January 1, 2006. The number of non-vested equity awards we or our subsidiaries had issued as of December 31, 2005 was not material. Before adopting SFAS No. 123R we accounted for our equity compensation under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded compensation income in the nine months ended September 30, 2005 and 2006 of $53,000 and $25,000, respectively. If we or our subsidiaries grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

     Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes (which for us did not represent a significant amount in the first nine months of 2006) to be reflected as a component of cash flows from financing activities in our Consolidated Financial Statements. SFAS No. 123R also requires certain expanded disclosures regarding equity compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Uncertain tax positions - In the second quarter of 2006 the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new Standard. Our current income tax accounting policies comply with this aspect of the new Standard. We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements, and we expect to finalize our analysis in the fourth quarter of 2006.

     Planned Major Maintenance Activities - In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which will become effective for Kronos in January 2007, although early adoption is permitted. Under FSP No. AUG AIR-1 accruing in advance for major maintenance is no longer permitted. Companies that previously accrued in advance for major maintenance activities (such as Kronos) will be required to retroactively restate their financial statements to reflect a permitted method of expense for all periods presented. Concurrent with Kronos, we will retroactively restate our financial statements in the fourth quarter of 2006 when Kronos adopts the direct expense method of accounting. The adoption of the FSP will have the following effect on our previously reported net income for the periods indicated:

                                                 Increase (decrease) in net income
                                                 ---------------------------------
                                                   2005                     2006
                                                   ----                     ----
Quarter Ended:                                             (In millions)

 March 31                                          $ .3                     $ .2
 June 30                                            (.2)                     (.1)
 September 30                                         -                       -
 December 31                                        (.1)                      na
                                                   ----                     ----

       Total                                       $ -                      $ .1
                                                   ====                     ====


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

Results of Operations

Net Income Overview

     Quarter Ended September 30, 2006 Compared to
       Quarter Ended September 30, 2005

     Our net income was $3.1 million, or $.06 per diluted share, in the third quarter of 2006 compared to net income of $2.8 million, or $.06 per diluted share, in the third quarter of 2005. Our diluted earnings per share remained consistent from 2005 to 2006 due primarily to the net effects of:

     o    higher equity in earnings of Kronos in 2006, and
     o higher component products income from operations of CompX in 2006, offset by
     o    higher environmental and legal defense costs for NL in 2006.

     Our income from continuing operations in 2005 includes (net of tax and minority interest):

     o a loss of $.13 per diluted share related to a change in CompX's permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries,
     o income of $.08 per diluted share related to developments with respect to certain income tax audits of NL,
     o income of $.02 per diluted share related to certain insurance recoveries we received, and
     o a net expense included in our equity in earnings of Kronos of $.02 per diluted share related to the aggregate effect of developments with respect to certain non-U.S. income tax audits of Kronos, principally in Germany, Belgium and Canada.

     Our income from continuing operations in 2006 includes a net expense included in our equity in earnings of Kronos of $.02 per diluted share related to the unfavorable resolution of certain income tax issues related to Kronos' operations in Germany and an increase in Kronos' income tax contingency reserve principally related to ongoing income tax audits of Kronos in Germany.

     Nine Months Ended September 30, 2006 Compared to
       Nine Months Ended September 30, 2005 -

     Our consolidated income from continuing operations was $12.7 million, or $.26 per diluted share, in the first nine months of 2006 compared to income from continuing operations of $27.5 million, or $.57 per diluted share, in the first nine months of 2005.

     The decrease in our diluted earnings per share from 2005 to 2006 is due primarily to the net effects of:

     o    lower equity in earnings of Kronos in 2006, and
     o    higher environmental and legal defense costs for NL in 2006, offset by
     o    certain securities transactions gains in 2005, and
     o    higher component products income from operations at CompX in 2006.

     We currently believe net income for the full year 2006 will be lower than 2005 primarily due to lower expected equity in earnings of Kronos in 2006, securities transaction gains we recognized in 2005 and higher legal defense costs in 2006.

     Our income from continuing operations in 2005 includes (net of tax and minority interest):

     o gains from our sales of shares of Kronos common stock of $.17 per diluted share, net of income tax,
     o income of $.08 per diluted share related to developments with respect to certain income tax audits of NL,
     o income included in our equity in earnings of Kronos of $.02 per diluted share related to Kronos' sale of its passive interest in a Norwegian smelting operation,
     o income of $.03 per diluted share related to certain insurance recoveries we received,
     o a loss of $.13 per diluted share related to a change in CompX's permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries, and
     o a net expense included in our equity in earnings of Kronos of $.02 per diluted share related to the aggregate effect of developments with respect to certain non-U.S. income tax audits of Kronos, principally in Germany, Belgium and Canada.

Our income from continuing operations in 2006 includes:

     o a charge included in our equity in earnings of Kronos of $.07 per diluted share, net of income tax benefit, related to Kronos' redemption of its 8.875% Senior Secured Notes,
     o income included in our equity in earnings of Kronos of $.04 per diluted share related to Kronos' aggregate income tax benefit associated with the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, favorable developments with certain income tax issues related to Kronos' German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate offset by the unfavorable resolution of certain other income tax issues related to Kronos' German operations, and an increase in Kronos' income tax contingency reserve principally related to ongoing income tax audits in Germany, and
     o income of $.04 per diluted share related to certain insurance recoveries we received.

Income from Operations

     The following table shows the components of our income from operations.

                                        Three months ended                      Nine months ended
                                          September 30,                           September 30,
                                        ------------------         %           -------------------          %
                                        2005          2006       Change        2005           2006        Change
                                        ----          ----       ------        ----           ----        ------
                                           (In millions)                          (In millions)

CompX                                  $ 4.8         $ 6.2         30%        $13.6          $16.8          23%
Insurance recoveries                     1.2            .1        -92%          2.4            2.9          21%
Corporate expense and other, net        (3.8)         (7.6)       100%        (13.5)         (18.1)         34%
                                       -----         -----                    -----          -----

Income (loss) from operations          $ 2.2         $(1.3)                   $ 2.5          $ 1.6
                                       =====         =====                    =====          =====

     Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is more fully discussed below.







CompX International Inc.

                                        Three months ended                      Nine months ended
                                          September 30,                           September 30,
                                        ------------------         %           -------------------          %
                                        2005          2006       Change        2005           2006        Change
                                        ----          ----       ------        ----           ----        ------
                                           (In millions)                          (In millions)

Net sales                             $ 47.1         $ 48.8         4%        $139.7         $146.0         4%
Cost of goods sold                      36.1           35.9        -1%         107.9          109.2         1%
                                      ------         ------                   ------         ------
Gross margin                          $ 11.0         $ 12.9                   $ 31.8         $ 36.8
                                      ======         ======                   ======         ======

Income from operations                $  4.8         $  6.2        30%        $ 13.6         $ 16.8        23%
                                      ======         ======                   ======         ======

Percentage of net sales:
   Cost of goods sold                   77%            74%                      77%            75%
   Income from operations               10%            13%                      10%            12%

     Net sales - Our component products sales increased in the third quarter and first nine months of 2006 as compared to the third quarter and first nine months of 2005. The increases are due mainly to:

     o sales volumes from the two marine component products businesses acquired in April 2006 and August 2005, which increased sales by $2.1 million and $10.4 million in the third quarter and first nine months of 2006, respectively, and
     o sales volume increases in security products due to improved demand and the favorable effect of currency exchange rates, offset by
     o sales volume decreases in furniture components due to competition from lower-priced Asian manufacturers.

     Cost of goods sold and gross margin - Our component products cost of goods sold percentage improved in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. As a result of our improvements in cost of goods sold, our gross margin percentage increased from 23% in the third quarter of 2005 to 26% in the third quarter of 2006 and increased from 23% to 25% in the first nine months of 2006 as compared to the first nine months of 2005. The improvements in gross margin percentages for the comparable periods are primarily due to an improved product mix as the decline in lower-margin furniture components sales were offset by increased sales of higher-margin security products and marine components.

     Operating income - Our component products income from operations increased $1.4 million, or 30%, to $6.2 million in the third quarter of 2006 from $4.8 million in the third quarter of 2005. Income from operations in the first nine months of 2006 increased $3.2 million, or 23%, to $16.8 million compared to $13.6 million for the first nine months of 2005. As a percentage of net sales, income from operations increased to 12% for the first nine months of 2006 from 10% for the first nine months of 2005 primarily due to the increase in net sales and more favorable product mix as well as the favorable impact of a continuous focus on reducing costs across all segments, partially offset by the negative impact of currency exchange rates (as discussed below).

     Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from CompX's non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on net sales and income from operations in 2006 as compared to 2005.

                                              Three months ended            Nine months ended
                                              September 30, 2006           September 30, 2006
                                                   vs. 2005                     vs. 2005
                                              ------------------           ------------------
                                                     (Increase (decrease), in thousands)
                                              -----------------------------------------------
Impact on:
    Net sales                                        $ 265                      $ 1,009
    Income from operations                           $(226)                     $(1,178)

     Outlook - The component product markets in which we operate are highly competitive in terms of product pricing and features. Our strategy is to focus on areas where we can provide products that have value-added, user-oriented features that enable our customers to compete more effectively in their markets. One of the focal points of this strategy is to replace low margin, commodity type products with higher margin user-oriented feature products. While this strategy is likely to result in lower volumes in the short term, management expects the long term effect to increase both sales and profits. Additionally, we believe that our focus on collaborating with customers to identify solutions and our ability to provide a high level of customer service enable us to compete effectively. In response to competitive pricing pressure, we continually focus on reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities.

     Raw material prices, especially steel, zinc and copper continue to be volatile, putting pressure on our margins. We actively seek to mitigate the margin impact by entering into raw material supply agreements in order to stabilize the cost for a period of time, execute larger volume tactical spot purchases at prices that are expected to be favorable compared to future prices and, if necessary, pass on the cost increases to our customers through surcharges and price increases. To date we have been able to effectively mitigate the impact of higher materials cost on our margins through raw material supply agreements, tactical spot purchases, surcharges and price increases; however, we may not be able to achieve these same results in future periods.

     Equity in earnings of Kronos Worldwide, Inc.

                                        Three months ended                      Nine months ended
                                          September 30,                           September 30,
                                        ------------------         %           -------------------          %
                                        2005          2006       Change        2005           2006        Change
                                        ----          ----       ------        ----           ----        ------
                                           (In millions)                          (In millions)
 Kronos historical:
     Net sales                         $292.1        $331.6        14 %       $895.7         $981.0        10 %
     Cost of sales                      216.2         256.2        19 %        640.9          748.8        17 %
                                       ------        ------                   ------         ------

        Gross margin                   $ 75.9        $ 75.4                   $254.8         $232.2
                                       ======        ======                   ======         ======

     Income from operations            $ 38.2        $ 34.3       (10)%       $142.3         $105.4       (26)%
     Other general corporate, net          .4            .8                      6.7            2.7
     Loss on prepayment of debt            -             -                        -           (22.3)
     Interest expense                   (10.6)         (9.7)                   (34.0)         (33.5)
                                       ------        ------                   ------         ------
                                         28.0          25.4                    115.0           52.3
     Income tax expense                 (20.0)        (13.8)                   (52.8)         (12.1)
                                       ------        ------                   ------         ------

        Net income                     $  8.0        $ 11.6                   $ 62.2         $ 40.2
                                       ======        ======                   ======         ======

 Percentage of net sales:
     Cost of sales                       74%           77%                       72%           76%
     Income from operations              13%           11%                       16%           11%

 Equity in earnings of Kronos
     Worldwide, Inc.                   $  2.8        $  4.1                   $ 22.4         $ 14.4
                                       ======        ======                   ======         ======

 TiO2 operating statistics:
     Sales volumes*                       119         132          11 %        356            396         11 %
     Production volumes*                  122         126           3 %        371            383          3 %

 Change in Ti02 net sales:
     Ti02 product pricing                                          (1)%                                    -
     Ti02 sales volume                                             11 %                                    11 %
     Ti02 product mix                                               1 %                                    -
     Changes in currency exchange rates                             3 %                                    (1)%
                                                                   ---                                    ---

        Total                                                      14 %                                    10 %
                                                                   ===                                    ===
-------------------------------

* Thousands of metric tons

     The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

     Net sales - Kronos' net sales increased 14% or $39.5 million compared to the third quarter of 2005 primarily due to an 11% increase in TiO2 sales volumes and the impact of currency exchange rates. The benefit of higher sales volumes was offset somewhat by a 1% decrease in average TiO2 selling prices. Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $9 million, or 3%, compared to the same period in 2005. Kronos expects selling prices to decline in the fourth quarter of 2006 compared to the third quarter of 2006.

     Kronos' net sales increased 10% or $85.3 million compared to the nine months ended September 30, 2005, primarily due to an 11% increase in TiO2 sales volumes, offset somewhat by the impact of currency exchange rates. Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $11 million, or 1%, compared to the same period in 2005.

     Kronos' 11% increase in TiO2 sales volumes in the third quarter and first nine months of 2006 was due primarily to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada. Kronos believes sales volumes in Canada have decreased as customer demand has been impacted by decreased demand for TiO2 used in paper products. Kronos' sales volumes in the first nine months of 2006 set a new record for Kronos. Kronos expects demand will continue to remain high for the remainder of the year.

     Cost of sales and gross margin - Kronos' cost of sales increased in 2006 as compared to the same periods in 2005 due primarily to the impact of higher sales volumes and increased raw material and utility costs (primarily energy costs.) Kronos' raw material and utility costs increased 4% and 24%, respectively, in the third quarter of 2006 as compared to the third quarter of 2005 (with year-to-date increases of 5% and 21%, respectively). Cost of sales as a percentage of sales increased in 2006 as compared to the same periods in 2005 primarily due to increases in operating costs (including energy costs) and higher raw materials costs. The negative impact of the increase in raw materials and energy costs on Kronos' gross margin and income from operations comparisons was somewhat offset by the 3% increase in TiO2 production volumes. Kronos' operating rates were near full capacity in both 2005 and 2006, and Kronos' production volumes in the first nine months of 2006 were a new record for Kronos.

     Kronos continued to gain operational efficiencies at its existing production facilities by debottlenecking production to meet long-term demand. Such debottlenecking efforts include, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. Kronos believes annual attainable production capacity for 2006 is approximately 515,000 metric tons, with some additional capacity expected to be available in 2007 through continued debottlenecking efforts.

     Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of sales generated from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of sales generated from non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos' net sales and income from operations in 2006 as compared to 2005.

                                              Three months ended            Nine months ended
                                              September 30, 2006           September 30, 2006
                                                   vs. 2005                     vs. 2005
                                              ------------------           ------------------
                                                     (Increase (decrease), in millions)
                                              -----------------------------------------------

Impact on:
    Net sales                                        $ 9                         $ (11)
    Income from operations                           $(3)                        $ (18)

     Interest expense - In the second quarter of 2006, Kronos issued euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem its euro 375 million principal amount of 8.875% Senior Secured Notes. As a result of the prepayment of the 8.875% Senior Secured Notes, Kronos recognized a $22.3 million pre-tax interest charge in the second quarter of 2006 for the prepayment of the notes, representing (1) the call premium on the notes, (2) the write-off of deferred financing costs and (3) write off of the existing unamortized premium on the notes.

     Kronos' interest expense in 2006 decreased as compared to the same periods in 2005 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes, which is partially offset by changes in currency exchange rates in 2006 compared to 2005. Excluding the effect of currency exchange rates, Kronos expects interest expense will be lower in fourth quarter of 2006 as compared to the fourth quarter of 2005.

     Kronos has a significant amount of indebtedness, primarily the Senior Secured Notes, denominated in the euro. The interest expense recognized will vary with fluctuations in the euro exchange rate.

     Income taxes - Kronos' income tax expense for the third quarter 2006 includes an aggregate provision for income taxes of $3.4 million, which includes a $1.4 million provision resulting from the increase in the income tax contingency reserves related to unfavorable developments with respect to ongoing income tax audits in Germany, and a $2 million provision for income taxes related to the unfavorable resolution of certain income tax audit issues in Germany. Kronos' provision for income taxes in the first nine months of 2006 also includes a $9.5 million benefit related to the reduction in its tax contingency reserves resulting from favorable developments with income tax audits in Belgium and Norway, a $2 million benefit associated with favorable developments with certain income tax issues related to the Belgian and German operations and a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

     Kronos' income tax expense in the third quarter and first nine months of 2005 also includes an income tax benefit of $12.5 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium and Canada offset by a charge of $17.5 million for the unfavorable effect related to the loss of certain German income tax attributes.

     Other - On September 22, 2005, the chloride-process TiO2 facility operated by Kronos' 50%-owned joint venture, Louisiana Pigment Company ("LPC"), temporarily halted production due to Hurricane Rita. Although there was minimal storm damage to core processing facilities, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. LPC expects the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and we believe insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production at LPC. Both Kronos and LPC have filed claims with their insurers. Kronos expects to recover their losses through the insurer late in the fourth quarter of 2006 or early in 2007, although the amount and timing of the insurance recovery is not yet known. Accordingly, Kronos has not accrued a receivable for the amount of the insurance claim and will not record the claim until negotiations with their insurer are finalized. The effect on our financial results will depend on the timing and amount of insurance recoveries.

     Outlook - Kronos expects its income from operations for the fourth quarter 2006 will be lower than the fourth quarter 2005. Expectations for future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

Insurance Recoveries, Corporate Expense, Interest Expense, Provision for Income Taxes, Minority Interest and Discontinued Operations - 2006 Compared to 2005

     Insurance recoveries - We have reached an agreement with a former insurance carrier in which the carrier will reimburse us for a portion of our past and future lead pigment litigation defense costs. We received approximately $1.1 million during the first nine months of 2006 under the agreement. We received $1.2 million in the third quarter of 2005 under this agreement. We are not able to determine how much we will ultimately recover from the carrier for the past defense costs we incurred because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.

     We also received $1.8 million in insurance recoveries in the first nine months of 2006 in settlements with certain of our former insurance carriers. These settlements, as well as similar settlements we reached in the past few years (including $1.2 million in the first nine months of 2005), resolved court proceedings in which we sought reimbursement from carriers for legal defense costs and indemnity coverage for certain of our environmental remediation expenditures. We do not expect to receive any further material insurance settlements relating to litigation concerning environmental remediation coverages.

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

     Corporate expense - Corporate expenses were $7.7 million in the third quarter of 2006, $3.8 million or 97% higher than in the third quarter of 2005 primarily due to higher litigation and related expenses and to higher environmental remediation expenses. Corporate expenses were $18.3 million in the first nine months of 2006, 31% higher compared to the first nine months of 2005 due mainly to the higher litigation and related expenses and higher environmental remediation expenses. We expect corporate expenses in 2006 to be higher than in 2005, in part due to higher expected litigation and related expenses.

     Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the fourth quarter of 2006, our corporate expenses would be higher than we currently estimate. See Note 12 to the Condensed Consolidated Financial Statements.

     Interest expense - Substantially all of our interest expense relates to CompX. Interest expense declined in the third quarter and the first nine months of 2006 compared to 2005 due primarily to lower average debt levels.

     Provision for income taxes - See Note 9 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax benefit.

     In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. We do not recognize, and we are not required to pay, income taxes to the extent we receive dividends from Kronos. Because we and Kronos are part of the same U.S. federal income tax group, we are entitled to a 100% dividends received deduction on the dividends we receive from Kronos. Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate.

     Our provision for income taxes in 2006 includes a second quarter benefit of $159,000 related to the effect of the reduction in the Canadian federal income tax rate on our previously recorded net deferred income tax liability related to our operations in Canada.

     Our provision for income taxes in the third quarter of 2005 includes the net effects of (i) the favorable effect of recent developments with respect to certain income tax items of $4.1 million and (ii) the unfavorable effect with respect to a change in CompX's permanent reinvestment conclusion regarding its foreign subsidiaries of $9.0 million.

     Minority interest - Minority interest in earnings increased $3.4 million in the first nine months of 2006 as compared to the first nine months of 2005. This increase is due to higher earnings of CompX in 2006, partially offset by the increase in our ownership of CompX.

     Discontinued operations - See Note 13 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

     Trends in cash flows from operating activities (excluding the impact of significant securities transactions, deferred taxes and relative changes in assets and liabilities) are generally similar to trends in our earnings.

     Cash flows from operating activities increased from $16.7 million used in operating activities in the first nine months of 2005 to $14.0 million of cash provided by operating activities in the first nine months of 2006. This $30.7 million increase is primarily due to a lower amount of cash paid for income taxes in 2006 as compared to 2005. Cash paid for income taxes was $28.8 million lower in 2006, primarily due to a $21 million tax payment we made in 2005 to settle a previously-reported income tax audit in the U.S.

     Relative changes in working capital (primarily in accounts receivable, payables, and inventories) can have a significant effect on our cash flows from operating activities. Our average days sales outstanding ("DSO") related to continuing operations increased from 40 days at December 31, 2005 to 43 days at September 30, 2006, due to the timing of collections on our higher accounts receivable balance at the end of September. For comparative purposes, our average DSO increased from 38 days at December 31, 2004 to 43 days at September 30, 2005. Our average number of days in inventory ("DII") was 59 days at December 31, 2005 and 60 days at September 30, 2006. The increase in DII is primarily due to the higher cost of commodity raw materials balance at September 30, 2006. For comparative purposes, our average DII was 52 days and 57 days at December 31, 2004 and September 30, 2005, respectively, primarily as a result of lower commodity raw materials costs in the first nine months of 2005 compared to 2006.

     We do not have complete access to CompX's cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.


                                                                     Nine months ended
                                                                       September 30,
                                                                  -----------------------
                                                                  2005               2006
                                                                  ----               ----
                                                                        (In millions)

Cash provided (used) by operating activities:
    CompX                                                        $ 14.2             $ 19.7
    NL Parent and wholly-owned subsidiaries                       (27.0)              (1.7)
    Eliminations                                                   (3.9)              (4.0)
                                                                 ------             -------

Total                                                            $(16.7)            $ 14.0
                                                                 ======             ======

Investing and financing activities

     Substantially all of our consolidated capital expenditures relate to CompX. During the first nine months of 2006:

     o We paid aggregate cash dividends of $18.2 million ($.125 per share in each of the first, second and third quarters),
     o CompX completed an acquisition of a marine component products company for $9.8 million, net of cash acquired,
     o We purchased approximately 145,000 shares of CompX common stock in market transactions for $2.3 million, and
     o CompX prepaid $1.5 million of indebtedness assumed in prior business acquisitions.

     Investing activities in 2005 included CompX's net proceeds from the sale of the Thomas Regout operations in Europe offset by cash paid for a marine component product business.

     Distributions to minority interests consist of CompX dividends paid to shareholders other than us. Other cash flows from financing activities relate primarily to proceeds from the issuance of NL and CompX common stock upon exercise of stock options.

     At September 30, 2006, there were no amounts outstanding under CompX's $50 million revolving credit facility that matures in January 2009.

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

Liquidity

     Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, including the dividends Kronos pays to us. We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of dividends.

     At September 30, 2006, we had an aggregate of $63.4 million of restricted and unrestricted cash, cash equivalents and debt securities. A detail by entity is presented in the table below.



  CompX                                                   $25.8
  NL Parent and wholly-owned subsidiaries                  37.6
                                                          -----

Total                                                     $63.4
                                                          =====


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

     Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2007) and our long-term obligations (defined as the five-year period ending December 31, 2010, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

     Firm purchase commitments for capital projects in process at September 30, 2006 approximated $2.9 million.

Dividends

     Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos currently pays a regular quarterly cash dividend of $.25 per share. At that rate, and based on the 17.5 million shares of Kronos we held at September 30, 2006, we would receive annual dividends from Kronos of $17.5 million. CompX currently pays a regular quarterly dividend of $.125 per share rate. At that rate, and based on the 10.7 million shares of CompX we held directly or indirectly at September 30, 2006, we would receive annual dividends from CompX of $5.4 million. Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions. In addition, a significant portion of our assets consists of ownership interests in our subsidiaries and affiliates. If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

Investments in our Subsidiaries and Affiliates and other Acquisitions

     We have in the past, and may in the future, purchase the securities of our subsidiaries and affiliates or third-parties in market or privately-negotiated transactions. We base our purchase decisions on a variety of factors, including an analysis of the optimal use of our capital, taking into account the market value of the securities and the relative value of expected returns on alternative investments. In connection with these activities, we may consider issuing additional equity securities or increasing our indebtedness. We may also evaluate the restructuring of ownership interests of our businesses among our subsidiaries and related companies.

Off-balance sheet financing arrangements

     We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2005 Annual Report.

Commitments and contingencies

     There have been no material changes in our contractual obligations since we filed our 2005 Annual Report, and we refer you to the report for a complete description of these commitments.

     We are subject to certain commitments and contingencies, as more fully described in Note 12 to the Condensed Consolidated Financial Statements or in
Part II, Item 1 of this report. In addition to those legal proceedings described in Note 12 to the Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

     See Note 14 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

     For a discussion of our critical accounting policies, refer to Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A. - "Quantitative and Qualitative Disclosure About Market Risk" in our 2005 Annual Report. There have been no material changes in these market risks during the first nine months of 2006.

     Certain of our sales generated by CompX's non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor do they anticipate entering into such contracts for trading or speculative purposes in the future. A majority of the currency forward contracts CompX enters into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of the hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.
Occasionally, CompX enters into currency forward contracts for specific transactions which do not meet the criteria for hedge accounting. CompX marks-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. At September 30, 2006, we had no outstanding currency contracts.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold
C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006.

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

         Changes in Internal Control over Financial Reporting - There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.      Legal proceedings

     In addition to the matters discussed below, refer to Note 12 to the Condensed Consolidated Financial Statements and to our 2005 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In August 2006, the trial court rejected any claim by the plaintiff other than a failure to warn claim.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In September 2006, the plaintiffs filed a certiorari petition with the Maryland Court of Appeals, and we opposed the petition in October.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). In September 2006, the court removed the case from the January 2007 trial calendar and in October 2006, the court set a trial date of May 23, 2007.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In August 2006, the plaintiffs filed a motion for a new trial, which was denied by the district court in October 2006.

     Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). In September 2006, we informed the court of the result in the Jones case.

     In October 2006, we were served with a complaint in Davis v. Millennium Holding LLC, et al. (District Court, Douglas County, Nebraska, Case No. 1061-619). Plaintiff alleges injuries purportedly caused by lead on the surfaces of various homes in which he has resided. Plaintiff seeks punitive and compensatory damages. We intend to deny all liability and to defend against all of the claims vigorously. In October 2006, we filed a motion to dismiss the complaint.

     In October 2006, we were served with a complaint in Tyler v. Sherwin Williams Company et al. (District Court, Douglas County, Nebraska, Case No. 1058-174). Plaintiff alleges injuries purportedly caused by lead on the surfaces of various homes in which he has resided. Plaintiff seeks punitive and compensatory damages, as well as equitable relief to move the plaintiff's family from a home alleged to contain lead paint. We intend to deny all liability and to defend against all of the claims vigorously. In October 2006, we filed a motion to dismiss the complaint.

     In October 2006, we were served with a complaint in City of Akron, Ohio v. Sherwin-Williams Company et al.(Court of Common Pleas, Summit County, Ohio, Case No. CV-2006-106309). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the Lead Industries Association ("LIA"). We intend to deny all liability and to defend against all of the claims vigorously.

     In October 2006, we were served with a complaint in City of E. Cleveland, Ohio v. Sherwin-Williams Company et al.(Court of Common Pleas, Cuyahoga County, Ohio, Case No. CV06602785). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. We intend to deny all liability and to defend against all of the claims vigorously.

     In October 2006, we were served with a complaint in City of Lancaster, Ohio
v. Sherwin-Williams Company et al.(Court of Common Pleas, Fairfield County, Ohio, Case No. 2006 CV 01055). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. We intend to deny all liability and to defend against all of the claims vigorously.

     In October 2006, we were served with a complaint in City of Toledo, Ohio v. Sherwin-Williams Company et al.(Court of Common Pleas, Lucas County, Ohio, Case No. G-4801-CI-200606040-000). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. We intend to deny all liability and to defend against all of the claims vigorously.

     Brown et. al. v. NL Industries, Inc. et. al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In August 2006, the plaintiffs amended their complaint to drop the class action allegations, and are now seeking recovery solely on their individual claims.

     Park Hills, Mo. Site. In August 2006, Doe Run ceased to negotiate with us regarding allocation. We intend to pursue Doe Run for its share of the costs associated with complying with the Order.

     Donnelly and Donnelley v. NL Industries, Inc. (United States District Court, Northern District of New York, Case No. 1:06-CV-0851). In July 2006, we removed this case to Federal Court. In August 2006, we answered the complaint and denied all of the plaintiffs' allegations.

     In July 2006, we were served with a complaint in Norampac Industries,  Inc.
v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 06-CV-0479). The plaintiff sued under CERCLA and New York's Navigation Law for contribution for costs that have been, or will be, expended by the plaintiff to clean up a former Magnus Metals facility. The complaint also alleges common-law claims for negligence, public nuisance, private nuisance, indemnification, natural resource damages and declaratory relief. In September 2006, we denied all liability for, and we intend to defend vigorously against, all of the claims raised in the complaint. In October 2006, the matter was referred to mediation by the court.

     In October 2006, we entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in OU-6, Waco Subsite, of the Cherokee County Superfund Site. We conducted milling activities on the portion of the site which we have agreed to remediate. We are also sharing responsibility with other potentially-responsible parties for remediating a tributary that drains the portions of the site in which the potentially-responsible parties operated. We will also reimburse EPA for a portion of its past and future response costs related to the site.

Item 1A. Risk Factors

         For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., "Risk Factors," in our 2005 Annual report. There have been no material changes to such risk factors during the nine months ended September 30, 2006.

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



                                               NL INDUSTRIES, INC.
                                        -------------------------------
                                                (Registrant)



Date November 6, 2006         By /s/ Gregory M. Swalwell
                                 ------------------------------
                                 Gregory M. Swalwell
                                   Vice President, Finance and Chief
                                   Financial Officer (Principal
                                   Financial Officer)


Date November 6, 2006         By /s/ Tim C. Hafer
                                 ------------------------------
                                  Tim C. Hafer
                                   Vice President and Controller
                                   (Principal Accounting Officer)