Form 10-K
period 2006-12-31
NL INDUSTRIES INC
filed 2007-03-13
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2006

Commission file number 1-640

NL INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas	75240-2697
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (972) 233-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange

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

The aggregate market value of the 7.3 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2006 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $78 million.

As of February 28, 2007, 48,586,034 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

The Company

NL Industries, Inc. was organized as a New Jersey corporation in 1891. Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol NL. References to “NL Industries,” “NL,” the “Company,” the “Registrant,” “we,” “our,” “us” and similar terms mean NL Industries, Inc. and its subsidiaries and affiliates, unless the context otherwise requires.

Our principal executive offices are located at Three Lincoln Center, 5430 LBJ Freeway, Suite 1700, Dallas, TX 75240. Our telephone number is (972) 233-1700. We maintain a website at www.nl-ind.com.

Business Summary

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE: CIX). We operate in the chemicals industry through our non-controlling interest in Kronos Worldwide, Inc.

Organization

We are majority-owned by Valhi, Inc. (NYSE: VHI). At December 31, 2006, Valhi owned approximately 83% of our outstanding common stock. Contran Corporation, directly or through its subsidiaries, owned approximately 92% of Valhi’s outstanding common stock at December 31, 2006. Substantially all of Contran's outstanding voting stock is held by trusts (for which Mr. Simmons is sole trustee) established for the benefit of certain children and grandchildren of Harold C. Simmons, or is held by Mr. Simmons or other persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi, Kronos and us.

On September 24, 2004, we completed the acquisition of 10,374,000 shares of CompX common stock, representing approximately 68% of the outstanding shares of CompX common stock. The CompX common stock was purchased from Valhi and Valcor, a wholly-owned subsidiary of Valhi, at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. We paid the purchase price by our transfer to Valhi and Valcor of $168.6 million of our $200 million long-term note receivable from Kronos. The acquisition was approved by a special committee of our board of directors, comprising directors who were not affiliated with Valhi, and such special committee retained their own legal and financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to us. The acquisition was accounted for under accounting principles generally accepted in the United States of America (“GAAP”) as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity. We have retroactively adjusted our consolidated financial statements to reflect the consolidation of CompX for all periods presented. See Note 2 to the Consolidated Financial Statements.

Prior to July 2004, we owned a majority of Kronos’ outstanding common stock, and we accounted for our ownership interest in Kronos as a consolidated subsidiary. Following a July 2004 dividend in the form of shares of Kronos common stock distributed to our shareholders, our ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 we ceased to consolidate Kronos’ financial position, results of operations and cash flows, and commenced accounting for our interest in Kronos by the equity method. We continue to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos’ results of operations and cash flows for the first two quarters of 2004. See Note 2 to the Consolidated Financial Statements.

CompX and Kronos each file periodic reports with the Securities and Exchange Commission (“SEC”). The information set forth below with respect to such companies has been derived from such reports.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products,
•	The extent of the dependence of certain of our businesses on certain market sectors,
•	The cyclicality of our businesses (such as Kronos’ TiO2 operations),
•
The impact of certain long-term contracts on certain of our businesses (such as the impact of Kronos’ long-term contracts with certain of its customers and such customers’ current inventory requirements and the impact of such relationship on their purchases from Kronos)

•
Customer inventory levels (such as the extent to which Kronos’ customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),

•	Changes in raw material and other operating costs (such as energy and steel costs),
•	The possibility of labor disruptions,
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products),

•	Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation of our competitors,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	The introduction of trade barriers,
•	Service industry employment levels,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner, the New Taiwan dollar and the Canadian dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to renew or refinance credit facilities,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	Uncertainties associated with new product development,
•
Our ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the “more-likely-than-not” recognition criteria (such as Kronos’ ability to utilize its German net operating loss carryforwards),

•
Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities as well as adjustments to environmental remediation at sites related to our former operations),

•
Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products),

•	The ultimate resolution of pending litigation (such as our lead pigment litigation and litigation surrounding environmental matters), and
•	Possible future litigation.

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

Segments and equity investment

Information regarding our business segments and the companies conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 3 to the Consolidated Financial Statements, which is incorporated herein by reference.

Component Products CompX International Inc. - 70% owned at December 31, 2006
CompX is a leading manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage and a variety of other industries. CompX recently entered the performance marine components industry through the acquisition of two performance marine components manufacturers in August 2005 and in April 2006. CompX has production facilities in North America and Asia.

Chemicals Kronos Worldwide, Inc. - 36% owned at December 31, 2006
Kronos is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"), which are used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including coatings, plastics, paper and other industrial and consumer "quality-of-life" products. Kronos has production facilities in Europe and North America. Sales of TiO2 represent about 90% of Kronos’ total sales in 2006, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Business Overview - Through our majority-owned subsidiary, CompX, we are a leading manufacturer of security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries. CompX’s products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to CompX’s customers. We believe that CompX is among the world's largest producers of security products, precision ball bearing slides, and ergonomic computer support systems. In 2006, approximately 36% of CompX’s total product sales were to the office furniture manufacturing industry, which decreased considerably from 43% in 2005 and 51% in 2004, as a result of CompX’s strategy to increase the diversity of its customer base. CompX’s remaining product sales are for use in other products and industries, such as recreational transportation, mailboxes, tool boxes, appliances, banking equipment, vending equipment, and computers and related equipment. We believe that CompX’s emphasis on new product development and sales of products to non-office furniture markets has resulted in our potential for higher rates of growth and diversification of risk.

Manufacturing, Operations, and Products - CompX’s Security Products business, with manufacturing facilities in South Carolina and Illinois, manufactures locking mechanisms and other security products for sale to the postal, transportation, furniture, banking, vending, and other industries. We believe that CompX is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. CompX’s security products are used in a variety of applications including ignition systems, mailboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture, and medical cabinet security. These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including the KeSet high security system, which allows the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
innovative eLock electronic locks, which provide stand-alone security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of CompX’s Security Products sales consist of products with specialized adaptations to individual manufacturer’s specifications. CompX, however, also has a standardized product line suitable for many customers which is offered through a North American distribution network through our STOCK LOCKS distribution program to lock distributors and to large OEMs.

CompX’s Furniture Components business, with manufacturing facilities in Michigan, Canada and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as computer-related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, appliances and other applications. These products include:

•	the patented Integrated Slide Lock, which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;
•	the patented adjustable Ball Lock, which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement;
•	the Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom-mount freezers;
•
articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), along with the patented LeverLock keyboard arm, which is designed to make the adjustment of an ergonomic keyboard arm easier;

•	CPU storage devices, which minimize adverse effects of dust and moisture; and
•	complementary accessories, such as ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms.

CompX’s Marine Components business, with manufacturing facilities in Wisconsin and Illinois, manufactures and distributes marine instruments, hardware and accessories for performance boats. The specialty marine component products are high performance components designed to operate in the highly corrosive marine environment. These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers, other exhaust components and billet accessories; and
•	high performance gauges and related components such as GPS speedometers, throttles, controls, tachometers and panels.

CompX operated eight manufacturing facilities at December 31, 2006. The following table sets forth the location, size, business line and general product types produced for each of CompX’s operating facilities.

Facility Name	Business Line	Location	Size (square feet)	Products Produced

Owned Facilities:

Waterloo	FC	Kitchener, Ontario	276,000	Slides/ergonomic products

Durislide	FC	Byron Center, MI	143,000	Slides

National	SP	Mauldin, SC	198,000	Security products

Fort	SP	River Grove, IL	100,000	Security products

Dynaslide	FC	Taipei, Taiwan	45,500	Slides

Custom	MC	Neenah, WI	95,000	Specialty marine products

Livorsi	MC	Grayslake, IL	16,000	Specialty marine products

Leased Facilities:

Dynaslide	FC	Taipei, Taiwan	36,000	Slides

Dynaslide	FC	Taipei, Taiwan	45,500	Slides

Distribution Center	SP/FC	Rancho Cucamonga, CA	12,000	Product distribution

Timberline	SP	Lake Bluff, IL	16,000	Security products

______________________________________________
FC - Furniture Components business line
SP - Security Products business line
MC - Marine Components business line

Raw Materials - CompX’s primary raw materials are:

•	zinc (used in the Security Products business for the manufacture of locking mechanisms);
•	coiled steel (used in the Furniture Components business for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	stainless steel (used in the Marine Components business for the manufacture of exhaust headers and pipes and other components); and
•	plastic resins (also used in the Furniture Components business for injection molded plastics in the manufacture of ergonomic computer support systems).

These raw materials are purchased from several suppliers and are readily available from numerous sources.

CompX occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes. We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities. Raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by our products, it is often difficult to recover all increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins can be affected by such raw material cost pressures. Steel and zinc prices are cyclical, reflecting overall economic trends and specific developments in consuming industries and are currently at historically high levels.

Patents and Trademarks - CompX holds a number of patents relating to component products, certain of which are believed to be important to its continuing business activity. Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than one year to 16 years at December 31, 2006. CompX’s major trademarks and brand names, include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	KeSet®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline®	Custom Marine Stainless
Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	ACE II®	The #1 Choice in
Components Limited®	TuBar®	Performance Boating®
	STOCK LOCKS®	Mega Rim™
	National Cabinet Lock®	Race Rim™
CompX Marine™

Sales, marketing and distribution - CompX sells components directly to large OEM customers through factory-based sales and marketing professionals and engineers working in concert with field salespeople and independent manufacturers' representatives. CompX selects manufacturers' representatives based on special skills in certain markets or relationships with current or potential customers.

A significant portion of our sales is also made through distributors. CompX has a significant market share of cabinet lock sales as a result of the locksmith distribution channel. CompX supports distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users. Due to CompX’s success with the STOCK LOCKS inventory program within the Security Products business, we have implemented similar programs for distributor sales of ergonomic computer support systems within the Furniture Components business.

In 2006, our ten largest customers accounted for approximately 38% of our total sales (11% from Security Products’ customers and 27% from Furniture Components’ customers). Overall, our customer base is diverse and the loss of a single customer would not have a material adverse effect on our operations.

Competition - CompX operates in highly competitive markets, and competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. CompX focuses efforts on the middle- and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

CompX’s Marine Components business competes with small domestic manufacturers and is minimally affected by foreign competitors. The Security Products and Furniture Components businesses compete against a number of domestic and foreign manufacturers. Suppliers, particularly the foreign Furniture Components suppliers, have put intense price pressure on our products. In some cases, we have lost sales to these lower-cost foreign manufacturers. We have responded by shifting the manufacture of some products to our lower-cost facilities, working to reduce costs and gain operational efficiencies through workforce reductions and process improvements in all of our facilities and by working with our customers to be their value-added supplier of choice by offering customer support services which foreign suppliers are generally unable to provide.

International Operations - CompX has substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan. The majority of our 2006 non-U.S. sales are to customers located in Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations. Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss. We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. We cannot predict, however, whether events of this type in the future could have a material effect on our operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to our Consolidated Financial Statements.

Regulatory and Environmental Matters - CompX’s operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes ("Environmental Laws"). Our operations also are subject to federal, state, local and foreign laws and regulations relating to worker health and safety. We believe that we are in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results. We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible that future laws and regulations may require us to incur significant additional expenditures.

Employees - As of December 31, 2006, CompX employed 1,137 people as follows:

United States	711
Canada(1)	278
Taiwan	148
Total	1,137

(1) Approximately 73% of our Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2009 and provides for annual wage increases from 1% to 2.5% over the term of the contract. We believe that CompX’s labor relations are good.

CHEMICALS - KRONOS WORLDWIDE, INC.

      Business Overview - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments. Kronos, along with its distributors and agents, sells and provides technical services for its products to over 4,000 customers in over 100 countries with the majority of sales in Europe and North America. We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

TiO2 is an inorganic pigment used to impart whiteness, brightness and opacity for products such as coatings, plastics, paper, fibers, food, ceramics and cosmetics. TiO2 is considered a “quality-of-life” product with demand and growth affected by gross domestic product and overall economic conditions in markets in various parts of the world. TiO2 derives its value from its whitening properties and hiding power (opacity), which is the ability to cover or mask other materials effectively and efficiently. TiO2 is the largest commercially-used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck or ocean carrier. Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe for over 80 years.

We believe that Kronos is the second-largest producer of TiO2 in Europe with an estimated 20% share of European TiO2 sales volume. Approximately half of Kronos’ 2006 sales volumes were attributable to markets in Europe. Kronos has an estimated 15% share of North American TiO2 sales volume. Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas in the world. We expect these markets will continue to be the largest consumers of TiO2 for the foreseeable future. It is probable that significant markets for TiO2 could emerge in Eastern Europe or the Far East as the economies in these regions develop to the point that quality-of-life products, including TiO2, experience greater demand. In addition, China has developed into a significant market, and as its economy continues to develop it is possible that quality-of-life products, including TiO2, will experience greater demand in that country. Sales of TiO2 were about 90% of Kronos’ net sales in 2006.

In addition to TiO2 sales, Kronos also has sales from three other product lines that are complementary to its TiO2 business.  These other producst are described as follows:

•
Kronos owns and operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of Kronos’ European sulfate-process plants. Kronos also sells ilmenite ore to third-parties, some of which are its competitors.  The mine has estimated reserves that are expected to last at least 50 years.

•
Kronos manufactures and sells iron-based chemicals that are co-products and processed co-products of the TiO2 pigment production process. These co-product chemicals are marketed through Kronos’ Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
Kronos manufactures and sells titanium oxychloride and titanyl sulfate that are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments and in the production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments.

Manufacturing and operations - Kronos currently produces over 40 different TiO2 grades under the KronosTM trademark which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics and paper manufacturers.

Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of the same end-use markets as white pigments. However, the opacity in these products is not able to duplicate the performance characteristics of TiO2, and so we believe these products are not effective substitutes for TiO2.

Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Chloride process rutile is preferred for the majority of customer applications. From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile. Although many end-use applications can use either form, chloride process rutile is the preferred form for use in coatings and plastics, the two largest end-use markets. Sulfate process anatase represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics.

Chloride production process - Approximately three-fourths of Kronos’ current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process typically has lower manufacturing costs than the sulfate process due to newer technology, higher yield, less waste, lower energy requirements and lower labor costs. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing a higher titanium content is used.

Sulfate production process - The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2006, chloride process production facilities represented over 60% of industry capacity.

Kronos produced a new company record of 516,000 metric tons of TiO2 in 2006, compared to its prior record of 492,000 metric tons in 2005. Such production amounts include Kronos’ 50% interest in the TiO2 manufacturing joint-venture discussed below. Kronos’ average production capacity utilization rates were near-full capacity in 2004, 2005 and 2006. Kronos’ production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. We believe that Kronos’ annual attainable production capacity for 2007 is approximately 525,000 metric tons, with some slight additional capacity available in 2008 through continued debottlenecking efforts.

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States. Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2010. Kronos purchases natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2009. Kronos expects to be successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration. We expect that the raw materials purchased under these contracts will meet Kronos’ chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically- integrated producers of sulfate process TiO2, Kronos owns and operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2006. We expect that ilmenite production from the mine will meet Kronos’ European sulfate process feedstock requirements for the foreseeable future. For Kronos’ Canadian sulfate process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (also a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2009 and Tinfos Titan and Iron KS under supply contract that expires in 2010. We expect that the raw materials purchased under these contracts will meet Kronos’ sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities they are required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased. Kronos is not required to purchase feedstock in excess of amounts that they would reasonably consume in any given year. The pricing under these agreements is generally negotiated annually.

The following table summarizes raw materials Kronos purchased or mined in 2006.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	472

Sulfate process plants:
Raw ilmenite ore mined & used internally	319
Purchased slag	25

TiO2 manufacturing joint venture - Kronos holds a 50% interest in a manufacturing joint venture with Huntsman Holding LLC. The joint venture owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana. Kronos shares production from the plant equally with Huntsman pursuant to separate offtake agreements.

A supervisory committee directs the business and affairs of the joint venture, including production and output decisions. This committee is composed of four members, two of whom Kronos appoints and two of whom Huntsman appoints. Two general managers manage the operations of the joint venture acting under the direction of the supervisory committee. Kronos appoints one general manager, and Huntsman appoints the other.

Kronos is required to purchase one-half of the TiO2 produced by the joint venture. The joint venture is not consolidated in Kronos’ financial statements because Kronos does not control it. Kronos accounts for its interest in the joint venture by the equity method. The joint venture operates on a break-even basis, and therefore Kronos does not have any equity in earnings of the joint venture. Kronos shares all costs and capital expenditures of the joint venture equally with Huntsman with the exception of raw material and packaging costs for the pigment grades produced. Kronos’ share of the net costs is reported as cost of sales as the related TiO2 is sold.

Competition - The TiO2 industry is highly competitive. Kronos’ principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of Lyondell Chemical Company ); Tronox Incorporated; Huntsman Corporation; and Ishihara Sangyo Kaisha, Ltd.  These competitors have estimated individual shares of the worldwide TiO2 production capacity ranging from 4% (for Ishihara) to 24% (for DuPont), and an estimated aggregate share of the worldwide TiO2 production volume in excess of 60%. DuPont has about one-half of the total North American TiO2 production capacity and is Kronos’ principal North American competitor. Lyondell has announced that it intends to sell Millennium Inorganic Chemicals to National Titanium Dioxide Company Ltd. in the first half of 2007.

Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of Kronos’ production are considered commodity pigments with price generally being the most significant competitive factor. We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 11% share of worldwide TiO2 sales volume in 2006. Overall, Kronos is the world’s fifth-largest producer of TiO2.

Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in our experience). We are not aware of any TiO2 plants currently under construction. DuPont has announced its intention to build a TiO2 facility in China, but it is not clear when construction will begin and it is not likely that any production from such facility would be available until 2010, at the earliest.

We expect that industry capacity will increase as Kronos and its competitors continue to debottleneck existing facilities. We expect that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, we cannot assure you that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to Kronos’ expectations. If actual developments differ from our expectations, Kronos’ and the TiO2 industry's performances could be unfavorably affected.

Research and development - Kronos’ research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new pigment applications. Kronos primarily conducts research and development activities at its Leverkusen, Germany facility. Kronos’ expenditures for research and development and certain technical support programs were approximately $8 million in 2004, $9 million in 2005 and $11 million in 2006.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Since 2002, Kronos has added eleven new grades for plastics, coatings, fibers and paper laminate applications.

Patents and trademarks - We believe that Kronos’ patents held for products and production processes are important to us and Kronos’ continuing business activities. Kronos seeks patent protection for technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. Kronos’ existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from one to 19 years. Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos engages in disputes relating to the protection and use of intellectual property relating to its products.

Kronos’ trademarks, including KronosTM, are protected by registration in the United States and elsewhere with respect to those products Kronos manufactures and sells. Kronos also relies on unpatented proprietary know-how and continuing technological innovation, and other trade secrets to develop and maintain competitive position. Kronos’ proprietary chloride production process is an important part of its technology, and Kronos’ business could be harmed if it failed to maintain confidentiality of trade secrets used in this technology.

Customer base and seasonality - Kronos sells to a diverse customer base, and no single customer makes up more than 10% of sales for 2006. Kronos’ largest ten customers accounted for approximately 28% of sales in 2006.

Kronos’ business as a whole is not seasonal, nor is any principal product group to any significant extent. However, TiO2 sales are generally higher in the first half of the year. This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees - As of December 31, 2006, Kronos employed approximately 2,450 persons (excluding employees of the Louisiana joint venture), with 55 employees in the United States, 435 employees in Canada and 1,960 employees in Europe.

Kronos hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions under labor agreements with various expiration dates. Kronos’ European union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. Kronos’ Canadian union employees are covered by a collective bargaining agreement that expires in June 2007. Kronos has begun negotiations for a new collective bargaining agreement in Canada and expects to have a new agreement in place before the current agreement expires. We believe that Kronos’ labor relations are good.

Regulatory and environmental matters - Kronos’ operations are governed by various environmental laws and regulations. Certain of Kronos’ operations are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve our environmental performance. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ production, handling, use, storage, transportation, sale or disposal of such substances and could adversely effect Kronos’ consolidated financial position and results of operations or liquidity.

Kronos’ U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations. These primarily consist of the Resource Conservation and Recovery Act (“RCRA”), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), as well as the state counterparts of these statutes. We believe the TiO2 plant owned by the joint venture and a TiO2 slurry facility Kronos owns in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. These are Kronos’ only U.S. manufacturing facilities.

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union. Germany and Belgium are members of the European Union and follow its initiatives. Norway is not a member but generally patterns its environmental regulatory actions after the European Union. We believe that Kronos has obtained all required permits and is in substantial compliance with applicable environmental requirements for its European and Canadian facilities.

At Kronos’ sulfate plant facilities in Germany, Kronos recycles weak sulfuric acid either through contracts with third parties or at its own facilities. At Kronos’ Norwegian plant, Kronos ships spent acid to a third party location where it is treated and disposed. At its German locations, Kronos has a contract with a third party to treat certain sulfate-process effluents. This contract may be terminated by either party after giving three or four years advance notice, depending on the contract.

From time to time, Kronos’ facilities may be subject to environmental regulatory enforcement under U.S. and foreign statutes. Typically Kronos establishes compliance programs to resolve these matters. Occasionally, Kronos may pay penalties. To date such penalties have not involved amounts having a material adverse effect on Kronos’ consolidated financial position, results of operations or liquidity. We believe that all of Kronos’ facilities are in substantial compliance with applicable environmental laws.

Kronos’ capital expenditures in 2006 related to ongoing environmental compliance, protection and improvement programs were $4.4 million, and are currently expected to be approximately $5 million in 2007.

OTHER

NL Industries, Inc. - In addition to our 70% ownership of CompX and our 36% ownership of Kronos at December 31, 2006, we also own 100% of EWI Re. Inc., an insurance brokerage and risk management services company. We also hold certain marketable securities and other investments. See Notes 4 and 17 to the Consolidated Financial Statements.

Regulatory and environmental matters - We have discussed regulatory and environmental matters in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 19 to the Consolidated Financial Statements under the captions "Legal proceedings -- lead pigment litigation" and - "Environmental matters and litigation" is incorporated herein by reference.

Insurance - We maintain insurance for our businesses and operations, with customary levels of coverage, deductibles and limits. See also Item 3 - “Legal Proceedings - Insurance coverage claims” and Note 17 to our Consolidated Financial Statements.

Business Strategy - We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries and affiliates. As a result of this process, we have in the past and may in the future seek to raise additional capital, incur debt, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

We and other entities that may be deemed to be controlled by or that are affiliated with Mr. Harold C. Simmons routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. In some instances, we have actively managed the businesses acquired with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, we have disposed of the acquired interest in a company prior to gaining control. We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

Available information - Our fiscal year ends December 31. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC. Our consolidated subsidiary (CompX) and our significant equity method investee (Kronos) also file annual, quarterly, and current reports, proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.nl-ind.com as soon as reasonably practicable after they have been filed with the SEC. We also provide to anyone, without charge, copies of such documents upon written request. Such requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

Additional information, including our Audit Committee charter, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines can be found on our website. Information contained on our website is not part of this Annual Report.

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1A. RISK FACTORS

Listed below are certain risk factors associated with us and our businesses. In addition to the potential effect of these risk factors discussed below, any risk factor which could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or pay dividends on our common stock or adversely affect the quoted market prices for our securities.

We could incur significant costs related to legal and environmental matters.

We formerly manufactured lead pigments for use in paint. We and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims. The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. As with all legal proceedings, the outcome is uncertain. Any liability we might incur in the future could be material. See also Item 3 - “Legal Proceedings - Lead pigment litigation.”

Certain properties and facilities used in our former operations are the subject of litigation, administrative proceedings or investigations arising under various environmental laws. These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources. Some of these proceedings involve claims for substantial amounts. Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material. See also Item 3 - “Legal Proceedings - Environmental matters and litigation.”

Our assets consist primarily of investments in our operating subsidiaries and affiliates, and we are dependent upon distributions from our subsidiaries and affiliates.

A majority of our cash flows are generated by our operating subsidiaries, and our ability to service liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliates. Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us. In addition, the payment of dividends or other distributions from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable law, monetary transfer restrictions, foreign currency exchange regulations in jurisdictions in which our subsidiaries operate, any other restrictions imposed by current or future agreements to which our subsidiaries may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us. If our subsidiaries were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected. In addition, a significant portion of our assets consist of ownership interests in our subsidiaries and affiliates. If we were required to liquidate any of such securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times at which we would not be able to realize what we believe to be the actual value of such assets.

Demand for, and prices of, certain of our products are cyclical and we may experience prolonged depressed market conditions for our products, which may result in reduced earnings or operating losses.

A significant portion of our net income is attributable to sales of TiO2 by Kronos. Approximately 90% of Kronos’ revenues are attributable to sales of TiO2. Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows. This may result in reduced earnings.

Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand. Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of our profitability. In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease. Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to seasonal fluctuations. TiO2 sales are generally higher in the first half of the year. This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

We sell several of our products in mature and highly competitive industries and face price pressures in the markets in which we operate, which may result in reduced earnings or operating losses.

The global markets in which Kronos and CompX operate their businesses are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs, especially CompX’s competitors in Asia. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products or make it more difficult for us to compete with our competitors. In addition, in some of our businesses new competitors could emerge by modifying their existing production facilities so they could manufacture products that compete with our products. The occurrence of any of these events could result in reduced earnings or operating losses.

Higher costs or limited availability of our raw materials may decrease our liquidity.

The number of sources for, and availability of, certain raw materials is specific to the particular geographical region in which a facility is located. For example, titanium-containing feedstocks suitable for use in Kronos’ TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. If our worldwide vendors were not able to meet their contractual obligations and we were unable to obtain necessary raw materials, we might incur higher costs for raw materials or we might be required to reduce production levels. We may not always be able to increase our selling prices to offset the impact of any higher costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Our development of new component products as well as innovative features for our current component products is critical to sustaining and growing our Component Product Segment’s sales.

Historically, our ability to provide value-added custom engineered component products that address requirements of technology and space utilization has been a key element of our success. The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with potential customers. The ability to implement such coordination may be affected by factors beyond our control. While we will continue to emphasize the introduction of innovative new products that target customer-specific opportunities, there can be no assurance that any new products we introduce will achieve the same degree of success that we have achieved with our existing products. Introduction of new products typically requires us to increase production volume on a timely basis while maintaining product quality. Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel. As we attempt to introduce new products in the future, there can be no assurance that we will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

If our patents are declared invalid or our trade secrets become known to competitors, our ability to compete may be adversely affected.

Protection of our proprietary processes and other technology is important to our competitive position. Consequently, we rely on judicial enforcement for protection of our patents, and our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us but such patents do not provide meaningful protection of our intellectual property, then the use of any such intellectual property by our competitors could decrease our cash flows. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have similar effects.

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

Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on the leadership teams of our businesses and other key management personnel. We do not have binding employment agreements with any of these managers. This increases the risks that we may not be able to retain our current management personnel and we may not be able to recruit qualified individuals to join our management team, including recruiting qualified individuals to replace any of our current personnel that may leave in the future.

Our leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2006, Kronos had total debt of approximately $536 million, substantially all of which relates to Senior Secured Notes of its wholly-owned subsidiary, Kronos International, Inc. Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

•	making it more difficult for us to satisfy our obligations with respect to our liabilities;

•	increasing our vulnerability to adverse general economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage relative to other less leveraged competitors.

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements pursuant to which it is committed to pay approximately $292 million. Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, Kronos’ ability to borrow funds under its subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Kronos’ business may not generate cash flows from operating activities sufficient to enable Kronos to pay its debts when they become due and to fund its other liquidity needs. As a result, Kronos may need to refinance all or a portion of its debt before maturity. Kronos may not be able to refinance any of its debt in a timely manner on favorable terms, if at all. Any inability to generate sufficient cash flows or to refinance Kronos’ debt on favorable terms could have a material adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in an office building located at 5430 LBJ Freeway, Dallas, Texas, 75240-2697. The principal properties used in the operations of our subsidiaries and affiliates, including certain risks and uncertainties related thereto, are described in the applicable business sections of Item 1 - “Business.” We believe that our facilities are generally adequate and suitable for our respective uses.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings. In addition to information that is included below, we have included certain of the information called for by this Item in Note 19 to our Consolidated Financial Statements, and we are incorporating that information here by reference.

Lead pigment litigation

Our former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (“LIA”), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments against us been entered. However, see the discussion below in The State of Rhode Island case. See also Note 19 to our Consolidated Financial Statements. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot currently be reasonably estimated. We cannot assure you that we will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If we were to incur any such future liability, it could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

In August 1992, we were served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). In 2002, defendants filed a motion for summary judgment on all claims, which was granted in January 2006. In January 2007, the dismissal was affirmed by the appeals court. Plaintiff has not yet sought review by the Ohio Supreme Court. The time for appeal has not expired.

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and we have denied liability. All of the plaintiff’s claims, except for the failure to warn claim, have been dismissed by the trial court. In December 2006, plaintiff moved for reconsideration of his negligence claim. Trial is scheduled to begin in October 2007.

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs. In a 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, the trial judge declared a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In 2005, the trial court dismissed both the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim against us without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment. Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that we and the two other defendants should be ordered to abate the public nuisance. Following the trial, the trial court dismissed the State’s claim for punitive damages. In February 2007, the court denied the defendants’ post-trial motions to dismiss, for a new trial and for judgment notwithstanding the verdict. Additionally, the court set a hearing in March 2007 to enter a judgment and order. The court established a schedule over 60 days following entry of a judgment for briefing on the issue of the appointment of a special master to advise the court on, among other things, the extent, nature and cost of any abatement remedy. The scope of the abatement remedy will be determined by the judge with the assistance of the special master who has not yet been selected. The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings. We intend to appeal any judgment that the trial court may enter against us.

In October 1999, we were served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable. We have denied liability. In February 2006, the trial court issued orders dismissing the Smith family’s case and severing and staying the cases of the three other families. In March 2006, the plaintiffs appealed. In September 2006, the plaintiffs filed a certiorari petition with the Maryland Court of Appeals, which was denied in November 2006. The matter is now proceeding in the appellate court.

In February 2000, we were served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for city residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002, defendants’ motion to dismiss was denied. In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim. Defendants’ renewed motion to dismiss and motion for summary judgment were denied by the trial court in March 2004, but the trial court limited plaintiff’s complaint to monetary damages from 1990 to 2000, specifically excluding future damages. In March 2005, defendants filed a motion for summary judgment, which was granted in January 2006. Plaintiffs appealed and in December 2006, the appellate court ruled in favor of defendants, but referred the matter to the Missouri Supreme Court.

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Solano, Alameda, San Francisco, Monterey and San Mateo counties, the cities of San Francisco, Oakland, Los Angeles and San Diego, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. In February 2003, defendants filed a motion for summary judgment, which was granted in July 2003. In March 2006, the appellate court affirmed the dismissal of plaintiffs’ trespass claim, Unfair Competition Law claim and public nuisance claim for government-owned properties, but reversed the dismissal of plaintiffs’ public nuisance claim for residential housing properties, plaintiffs’ negligence and strict liability claims for government-owned buildings and plaintiffs’ fraud claim. In January 2007, plaintiffs amended the complaint to drop all of the claims except for the public nuisance claim.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002, the court dismissed all claims. Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of plaintiffs, but reversed the dismissal of the conspiracy count. In May 2004, defendants filed a motion for summary judgment on plaintiffs’ conspiracy count, which was granted in February 2005. In February 2006, the court of appeals reversed the trial court’s dismissal of the case and remanded the case for further proceedings.

In February 2001, we were served with a complaint in Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including us, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. The claims of all but three of the plaintiffs have been dismissed without prejudice with respect to us, and the matter is proceeding in the trial court with regard to the three remaining claims.

In May 2001, we were served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. We have denied all liability. In July 2003, defendants' motion for summary judgment was granted by the trial court, but the appellate court reversed this ruling in November 2004 and remanded the case. In October 2006, the court set a trial date of May 23, 2007. In February 2007, pursuant to a stipulated order, Mautz Paint was severed from the case for purposes of the May trial. If Mautz is tried, that trial would not take place until after January 1, 2008.

In January and February 2002, we were served with complaints by 25 different New Jersey municipalities and counties which have been consolidated as In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702). Each complaint seeks abatement of lead paint from all housing and all public buildings in each jurisdiction and punitive damages jointly and severally from the former pigment manufacturers and the LIA. In November 2002, the court entered an order dismissing this case with prejudice. In August 2005, the appellate court affirmed the trial court’s dismissal of all counts except for the state’s public nuisance count, which has been reinstated. In November 2005, the New Jersey Supreme Court granted defendants’ petition seeking review of the appellate court’s ruling on the public nuisance count.

In January 2002, we were served with a complaint in Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of three adults for injuries alleged to have been caused by the use of lead paint; however, plaintiffs have voluntarily dismissed all but one of the plaintiffs. We have denied all liability. In January 2006, the court set a trial date of April 2007; however, the plaintiff’s attorney withdrew from the case leaving the plaintiff unprepared to proceed with the trial. In January 2007, the court scheduled a hearing date on our motion for summary judgment for March 2007.

In April 2003, we were served with a complaint in Jones v. NL Industries, Inc., et al. (United States District Court, Northern District of Mississippi, Case No. 4:03cv229-M-B). The plaintiffs, fourteen children from five families, sued us and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. The case was tried in July 2006, and in August 2006 the jury returned a verdict in favor of the defendants on all counts. In November 2006, plaintiffs filed a notice of appeal.

In November 2003, we were served with a complaint in Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425). The complaint seeks damages against us and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor’s residence. We have denied all allegations of liability. Discovery is proceeding.

In December 2004, we were served with a complaint in Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). The plaintiffs, seven children from three families, sued us and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. The plaintiffs in the Terry case are alleged to have resided in the same housing complex as the plaintiffs in the Jones case. We have denied all allegations of liability and have filed a motion to dismiss plaintiffs’ fraud claim. The matter is now proceeding in the trial court.

In October 2005, we were served with a complaint in Evans v. Atlantic Richfield Company, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the homes in which she resided. Plaintiff seeks compensatory and punitive damages. We have denied all allegations of liability. In July 2006, defendants filed a motion to dismiss the defective product damages claims.

In December 2005, we were served with a complaint in Hurkmans v. Salczenko, et al. (Circuit Court, Marinette County, Wisconsin, Case No. 05-CV-418). Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of the home in which he resided. Plaintiff seeks compensatory damages. We have denied all liability. In February 2006, defendants filed a motion to dismiss the defective product damages claim. The matter is proceeding in the trial court.

In January 2006, we were served with a complaint in Hess, et al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799). Plaintiffs are two minor children who allege injuries purportedly caused by lead on the surfaces of the home in which they resided. Plaintiffs seek compensatory and punitive damages. We denied all allegations of liability. The case is proceeding in the trial court.

In October 2006, we were served with a complaint in Davis v. Millennium Holding LLC, et al. (District Court, Douglas County, Nebraska, Case No. 1061-619). In November 2006, the complaint was dismissed. The plaintiff did not file a timely appeal.

In October 2006, we were served with a complaint in Tyler v. Sherwin Williams Company et al. (District Court, Douglas County, Nebraska, Case No. 1058-174). Plaintiff alleges injuries purportedly caused by lead on the surfaces of various homes in which he resided. Plaintiff seeks punitive and compensatory damages, as well as equitable relief to move the plaintiff’s family from a home alleged to contain lead paint. Our motion to dismiss the complaint was granted in December 2006. In January 2007, the plaintiff appealed the decision.

In October 2006, we were served with a complaint in City of Akron, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Summit County, Ohio, Case No. CV-2006-106309). In November 2006, the plaintiff dismissed its complaint without prejudice.

In October 2006, we were served with a complaint in City of E. Cleveland, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Cuyahoga County, Ohio, Case No. CV06602785). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In December 2006, the defendants filed a motion to dismiss the claims.

In October 2006, we were served with a complaint in City of Lancaster, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Fairfield County, Ohio, Case No. 2006 CV 01055). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In December 2006, the defendants filed a motion to dismiss the claims.

In October 2006, we were served with a complaint in City of Toledo, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Lucas County, Ohio, Case No. G-4801-CI-200606040-000). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In December 2006, the defendants filed a motion to dismiss the claims.

In January 2007, we were served with a complaint in City of Canton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2006CV05048). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In January 2007, the defendants filed a motion to dismiss the claims.

In January 2007, we were served with a complaint in City of Cincinnati, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Hamilton County, Ohio, Case No. A 0611226). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In February 2007, the defendants filed a motion to dismiss the claims.

In January 2007, we were served with a complaint in Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In February 2007, the defendants filed a motion to dismiss the claims.

In January and February 2007, we were served with 30 complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin. In some cases, complaints have been filed elsewhere in Wisconsin. The plaintiff(s) are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside. Plaintiffs seek compensatory and punitive damages. The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services. In some cases, additional lead paint manufacturers and/or property owners are also defendants. We have denied all liability in those cases in which we have been required to answer, and we intend to deny all liability in the other cases.  We further inted to defend against all of the claims vigorously.

In January 2007, we were served with a complaint in Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02). Plaintiffs, two minors and their mother, allege negligence, strict liability, and breach of warranty and seek compensatory and punitive damages for injuries purportedly caused by lead paint on the surfaces of the apartment in which they resided. We intend to deny liability and to defend against all of the claims vigorously.

In addition to the foregoing litigation, various legislation and administrative regulations have, from time to time, been proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

Environmental matters and litigation

Our operating companies are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. Our operating companies have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is for our operating companies to maintain compliance with applicable environmental laws and regulations at all plants and to strive to improve environmental performance. From time to time, our operating companies may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our operating companies’ production, handling, use, storage, transportation, sale or disposal of such substances. We believe that all of our operating companies’ plants are in substantial compliance with applicable environmental laws.

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for such costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable. In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by us to be required for such matters. In addition, with respect to other PRPs and the fact that we may be jointly and severally liable for the total remediation cost at certain sites, we ultimately could be liable for amounts in excess of our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, we cannot assure you that additional environmental matters will not arise in the future. If we were to incur any such future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available or circumstances change. We generally do not discount estimated future expenditures to their present value. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2006, we have not recognized any receivables for such recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments with respect to our accrued environmental costs. The timing of payments depends upon a number of factors including, among other things, the timing of the actual remediation process which in turn depends on factors outside our control. At each balance sheet date, we estimate the amount of our accrued environmental costs which we expect to pay over the subsequent 12 months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as a noncurrent liability.

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations. See Note 19 to our Consolidated Financial Statements. At December 31, 2006, we had accrued approximately $51 million for those environmental matters which we believe are reasonably estimable. We believe that it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $75 million. We have not discounted these estimates of such liabilities to present value.

At December 31, 2006, there are approximately 20 sites for which we are currently unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not we actually had any association with the site, or if we had an association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to us to allow us to estimate a range of loss is unknown and dependent on events outside of our the control, such as when the party alleging liability provides information to us. At certain of these sites that had previously been inactive, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we were ultimately found liable.

In January 2003, we received a general notice of liability from the U.S. EPA regarding the site of a formerly owned lead smelting facility located in Collinsville, Illinois. In July 2004, we and the EPA entered into an administrative order on consent to perform a removal action with respect to residential properties located at the site. We have completed the clean-up work associated with the order. In April 2006, we and the EPA entered into an administrative order on consent to perform an additional removal action with respect to ponds located at the site. In October 2006, we completed this additional removal action.

In December 2003, we were served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)). The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability, deceit by false representation and asserts claims under CERCLA and RCRA against us and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma. The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation. Among other things, the complaint seeks actual and punitive damages from defendants. We have moved to dismiss the complaint and have denied all of plaintiffs’ allegations. In June 2004, the court dismissed plaintiffs’ claims for unjust enrichment and fraud as well as one of the RCRA claims. In February 2006, the court of appeals affirmed the trial court’s ruling that plaintiffs waived their sovereign immunity to defendants’ counter claim for contribution and indemnity.

In February 2004, we were served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), a purported class action on behalf of two classes of persons living in the town of Quapaw, Oklahoma: (1) a medical monitoring class of persons who have lived in the area since 1994, and (2) a property owner class of residential, commercial and government property owners. Four individuals are named as plaintiffs, together with the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma. Plaintiffs allege causes of action in nuisance and seek a medical monitoring program, a relocation program, property damages and punitive damages. We answered the complaint and denied all of plaintiffs’ allegations. The trial court subsequently stayed all proceedings in this case pending the outcome of a class certification decision in another case that had been pending in the same U.S. District Court, a case from which we have been dismissed with prejudice.

In January 2006, we were served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant. Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs. In February 2006, we filed a petition to remove the case to federal court. In April 2006, the defendants filed a motion to dismiss the plaintiffs’ claims for trespass and violations of certain Michigan laws. We have denied all allegations of liability. Discovery is proceeding.

In June 2006, we and several other PRPs received a Unilateral Administrative Order from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri. The Doe Run Company is the current owner of the site, and its predecessor purchased the site from us in approximately 1936. Doe Run is also named in the Order. In August 2006, Doe Run ceased to negotiate with us regarding an appropriate allocation of costs for the remediation. In January 2007, the parties agreed to engage in mediation regarding an appropriate allocation of costs for the remediation. If this mediation is unsuccessful, we intend to pursue Doe Run for its share of the costs associated with complying with the Order.

In June 2006, we were served with a complaint in Donnelly and Donnelly v. NL Industries, Inc. (State of New York Supreme Court, County of Rensselaer, Cause No. 218149).  The plaintiffs, a man who claims to have worked near one of our former sites in New York, and his wife allege that he suffered injuries (which are not described in the complaint) as a result of exposure to harmful levels of toxic substances as a result of our conduct.  Plaintiffs claim damages for negligence, product liability and derivative losses on the part of the wife.  In July 2006, we removed this case to Federal Court. In August 2006, we answered the complaint and denied all of the plaintiffs’ allegations. Discovery is proceeding.

In July 2006, we were served with a complaint in Norampac Industries, Inc. v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 06-CV-0479). The plaintiff sued under CERCLA and New York’s Navigation Law for contribution for costs that have been, or will be, expended by the plaintiff to clean up a former Magnus Metals facility. The complaint also alleges common-law claims for negligence, public nuisance, private nuisance, indemnification, natural resource damages and declaratory relief. In September 2006, we denied all liability for, and we intend to defend vigorously against, all of the claims raised in the complaint. In October 2006, the matter was referred to mediation by the court.

In October 2006, we entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in OU-6, Waco Subsite, of the Cherokee County Superfund Site. We conducted milling activities on the portion of the site which we have agreed to remediate. We are also sharing responsibility with other PRPs as well as EPA for remediating a tributary that drains the portions of the site in which the PRPs operated. We will also reimburse EPA for a portion of its past and future response costs related to the site.

Other litigation

In addition to the litigation described above, we and our operating companies are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental claims.

We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Insurance coverage claims

We are involved in various legal proceedings with certain of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment lawsuits. In addition to information that is included below, we have included certain of the information called for by this Item in Note 19 to our Consolidated Financial Statements, and we are incorporating that information here by reference.

The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

We have an agreement with a former insurance carrier pursuant to which the carrier reimburses us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we ultimately will recover from the carrier for past defense costs incurred by us, because the carrier has certain discretion regarding which past defense costs qualify for reimbursement. See Note 19 to our Consolidated Financial Statements.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers. We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: NL). As of February 28, 2007, there were approximately 3,900 holders of record of our common stock. The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods. On February 28, 2007 the closing price of our common stock according to Bloomberg was $10.98.

	High	Low	Regular dividends paid *

Year ended December 31, 2005

First Quarter	$23.27	$19.17	$.25
Second Quarter	22.56	14.70	.25
Third Quarter	19.64	12.78	.25
Fourth Quarter	18.59	13.83	.25

Year ended December 31, 2006

First Quarter	$14.60	$10.34	$.125
Second Quarter	15.00	9.54	.125
Third Quarter	11.09	9.18	.125
Fourth Quarter	11.76	9.92	.125

January 1, 2007 through February 28, 2007	$12.09	$10.02	-
__________________________

*
Dividends paid in 2005 were cash dividends except for the first quarter of 2005 when we paid dividends of $.25 per share using shares of Kronos common stock in the form of pro rata dividends, valued as of the dividend declaration date. See Note 2 to our Consolidated Financial Statements. Dividends paid in 2006 were cash dividends.

In February 2007, our Board of Directors declared a first quarter 2007 cash dividend of $.125 per share to stockholders of record as of March 12, 2007 to be paid on March 28, 2007. However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance Graph - Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2001 through December 31, 2006. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2001 and the reinvestment of dividends.

	2001	2002	2003	2004	2005	2006
NL common stock	100	135	144	288	194	149
S&P 500 Composite Stock Price Index	100	78	100	111	117	135
S&P 500 Industrial Conglomerates Index	100	59	80	96	92	100

The information contained in the performance graph shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act, except to the extent we specifically request that the material be treated as soliciting material or specifically incorporate this performance graph by reference into a document filed under the Securities Act or the Securities Exchange Act.

Equity compensation plan information

We have an equity compensation plan, which was approved by our stockholders, which provide for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards. As of December 31, 2006, there were 105,850 options outstanding to purchase shares of our common stock, and approximately 4,082,800 shares were available for future grant or issuance. We do not have any equity compensation plans that were not approved by our stockholders. See Note 14 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2002 (1)	2003 (1)	2004 (1)	2005 (1)	2006 (4)
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
Net sales:
Chemicals (2)	$875.2	$1,008.2	$559.1	$-	$-
Component products	166.7	173.9	182.6	186.4	190.1

	$1,041.9	$1,182.1	$741.7	$186.4	$190.1

Segment profit:
Chemicals (2)	$96.8	$138.8	$66.7	$-	$-
Component products	4.4	9.0	16.2	19.3	20.5

	$101.2	$147.8	$82.9	$19.3	$20.5

Equity in earnings of Kronos (2)	$-	$-	$9.1	$25.7	$29.3

Income (loss) from continuing operations	$39.3	$(18.3)	$159.1	$33.3	$26.1
Discontinued operations	(.2)	(2.9)	3.5	(.3)	-

Net income (loss)	$39.1	$(21.2)	$162.6	$33.0	$26.1

DILUTED EARNINGS PER SHARE DATA:
Income (loss) from continuing operations	$.80	$(.38)	$3.29	$.68	$.54
Discontinued operations	-	(.06)	.07	-	-

Net income (loss)	$.80	$(.44)	$3.36	$.68	$.54

Dividends per share (3)	$3.30	$.80	$.80	$1.00	$.50

Weighted average common shares outstanding	48,612	47,795	48,419	48,587	48,584

BALANCE SHEET DATA (at year end):
Total assets	$1,313.8	$1,475.1	$552.5	$485.6	$529.3
Long-term debt	355.6	382.5	.1	1.4	-
Stockholders' equity	364.4	128.5	234.2	220.3	248.5

STATEMENT OF CASH FLOW DATA:
Net cash provided (used) by:
Operating activities	$114.7	$114.9	$92.7	$(5.3)	$29.0
Investing activities	(39.9)	(27.4)	34.5	18.5	(25.2)
Financing activities	(157.6)	(73.6)	(28.7)	(35.8)	(27.7)

(1)
Chemicals segment profit, income (loss) from continuing operations, net income (loss), and related per share amounts, for the years ended December 31, 2002, 2003, 2004 and 2005, and stockholders’ equity as of December 31, 2002, 2003, 2004 and 2005, have each been adjusted from amounts previously disclosed due to a change in accounting principle adopted retroactively by Kronos effective December 31, 2006. See Note 21 to our Consolidated Financial Statements. Chemicals segment profit and income from operations, as presented above, differs from amounts previously reported by a $.3 million increase in 2002 and by a $1.4 million increase in 2003. Income (loss) from continuing operations, net income, and the related per diluted share amounts, as presented above, differs from amounts previously reported by a $.2 million increase (nil per share effect) in 2002 and by a $46,000 decrease (nil per share effect) in 2003. Total assets, as presented above, is less than amounts previously reported by $.8 million at December 31, 2002 and $1.4 million at December 31, 2003. Stockholders’ equity, as presented above, is greater than amounts previously reported at such dates by $1.5 million and $.9 million, respectively.

(2)
We ceased to consolidate the Kronos chemicals segment effective July 1, 2004, at which time we commenced to account for our interest in Kronos by the equity method. See Note 2 to our Consolidated Financial Statements.

(3)
Excludes the distribution of shares of Kronos common stock at December 8, 2003. Amounts paid in 2002, 2003, 2005 (last three quarters) and 2006 were cash dividends, while amounts paid in 2004 and the first quarter of 2005 were in the form of shares of Kronos common stock. See Note 2 to our Consolidated Financial Statements and Item 5 - “Market for Registrant’s Common Equity and Related Stockholder Matters.”

(4)	We adopted Statement of Financial Accounting Standards No. 158 effective December 31, 2006. See Note 16 to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. We also own a non-controlling interest in Kronos Worldwide, Inc. Both CompX (NYSE: CIX) and Kronos (NYSE: KRO) file periodic reports with the Securities and Exchange Commission (“SEC”).

CompX is a leading manufacturer of precision ball bearing slides, security products and ergonomic computer support systems used in office furniture, transportation, tool storage, appliance and a variety of other industries. CompX has also recently entered the performance marine components industry through the acquisition of two performance marine manufacturers.

We account for our 36% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments. TiO2 is used for a variety of manufacturing applications including plastics, paints, paper and other industrial products.

Net Income Overview

Our net income was $26.1 million, or $.54 per diluted share, in 2006 compared to $33.0 million, or $.68 per diluted share, in 2005 and $162.6 million, or $3.36 per diluted share, in 2004. As discussed in Note 21 to our Consolidated Financial Statements, effective December 31, 2006 we retroactively adjusted our Consolidated Financial Statements due to a change in accounting principle adopted by Kronos. This change in accounting principle is adopted retroactively under GAAP.

The decrease in our diluted earnings per share from 2005 to 2006 is due primarily to the net effects of:
•	certain securities transactions gains in 2005,
•	higher environmental and legal defense costs for us in 2006,
•	higher equity in earnings of Kronos in 2006, and
•	higher component products income from operations in 2006

The decrease in our diluted earnings per share from 2004 to 2005 is due primarily to the net effects of:
•	significant non-cash income tax benefits related to Kronos and us in 2004,
•	higher component products segment profit in 2005, and
•	security transaction gains from the sale of shares of Kronos common stock in 2005.

        Our income from continuing operations in 2006 includes:
•	a charge included in our equity in earnings of Kronos of $.07 per diluted share, net of income tax benefit, related to Kronos’ redemption of its 8.875% Senior Secured Notes,
•
income included in our equity in earnings of Kronos of $.16 per diluted share related to Kronos’ aggregate income tax benefit associated with the net effects of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the resolution of certain income tax issues related to German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate, and

•	income of $.10 per diluted share related to certain insurance recoveries we received.

Income from continuing operations in 2005 includes
•	income related to our sale of Kronos common stock in market transactions of $.17 per diluted share,
•	income from Kronos’ second quarter sale of its passive interest in a Norwegian smelting operation of $.03 per diluted share,
•
a net non-cash income tax expense of $.03 per diluted share related to the aggregate effects of developments with respect to certain non-U.S. income tax audits of Kronos (principally in Germany, Belgium and Canada), and

•
a net non-cash income tax expense of $.02 per diluted share related to the aggregate effects of developments with respect to certain U.S. income tax audits of NL and a change in CompX’s permanent reinvestment conclusion regarding certain non-U.S. subsidiaries.

Income from continuing operations in 2004 includes
•	a second quarter income tax benefit related to the reversal of Kronos’ deferred income tax asset valuation allowance in Germany of $2.80 per diluted share
•
a second quarter income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to EMS and the adjustment of estimated income taxes due upon the IRS settlement related to EMS of $1.00 per diluted share,

•	income related to a contract dispute settlement by Kronos of $.04 per diluted share, and
•	income related to fourth quarter sales of Kronos common stock in market transactions of $.03 per diluted share.

Outlook for 2007

We currently believe our net income in 2007 will be lower compared to 2006 due primarily to lower equity in earnings from Kronos and higher legal expenses.

Critical accounting policies and estimates

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates, including those related to the recoverability of long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method. For all such investments, we record an impairment charge when we believe that an investment has experienced a decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees) that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

At December 31, 2006, the carrying value (which equals fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each of such investments. With respect to our investment in Valhi, which comprised substantially all of our marketable equity securities at December 31, 2006, the $122.3 million carrying value exceeded its $34.6 million cost basis by about 253%. At December 31, 2006, the $32.56 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by about 255%.

•
We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets, whenever we determine that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

Under applicable GAAP (SFAS No. 142, Goodwill and other Intangible Assets), we are required to review goodwill for impairment at least on an annual basis. We are also required to review goodwill for impairment at other times during each year when impairment indicators, as defined, are present. No goodwill impairments were deemed to exist as a result of our annual impairment review completed during the third quarter of 2006, as the estimated fair value of each CompX reporting unit exceeded the net carrying value of the respective reporting unit and the estimated fair value of EWI exceeded its net carrying value. See Note 8 to the Consolidated Financial Statements. The estimated fair values of these three reporting units are determined based on discounted cash flow projections. Significant judgment is required in estimating such cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that such operations will achieve the future cash flows reflected in its projections. As discussed in Note 8 to our Consolidated Financial Statements, we recognized a $6.5 million goodwill impairment with respect to CompX’s European operations in the fourth quarter of 2004, following CompX’s decision to dispose of those assets. The disposal of such operations was completed in January 2005, and therefore we no longer report any goodwill attributable to such operation at December 31, 2006.

•
We maintain various defined benefit pension plans and postretirement benefits other than pensions (“OPEB”). The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of prepaid and accrued pension and OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

•
We record a valuation allowance to reduce our gross deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

•
In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined by GAAP). While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S. In this regard, during 2005 CompX determined that certain of the undistributed earnings of its non-U.S. operations could no longer be considered permanently reinvested, and in accordance with GAAP CompX recognized an aggregate $9.0 million provision for deferred income taxes on such undistributed earnings of its foreign subsidiaries. See Note 15 to our Consolidated Financial Statements.

•
We record accruals for environmental, legal, income tax and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Segment profit for each of our two operating segments is impacted by certain of these significant judgments and estimates, as summarized below:

•
Chemicals - allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees, goodwill and other long-lived assets, defined benefit pension and OPEB plans and loss accruals, and

•	Component products - reserves for obsolete or unmarketable inventories, impairment of long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investments, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

CompX International Inc.

	Year end December 31,			% Change
	2004	2005	2006	2004-05	2005-06
	(Dollars in millions)

Net sales	$182.6	$186.3	$190.1	2%	2%
Cost of sales	142.8	142.6	143.6	-	1%

Gross margin	39.8	43.7	46.5	10%	6%

Operating costs and expenses	23.6	24.4	26.0	3%	7%

Segment profit	$16.2	$19.3	$20.5	19%	6%

Percentage of net sales:
Cost of goods sold	78%	77%	76%
Gross margin	22%	23%	24%
Operating costs and expenses	13%	13%	14%
Segment profit	9%	10%	11%

Net Sales - Our net sales increased in 2006 as compared to 2005 principally due to new sales volumes generated from the August 2005 and April 2006 acquisitions of two marine component businesses, which increased sales by $11.3 million in 2006. Other factors contributing to the increase in sales include sales volume increases in security products resulting from improved demand and the favorable effects of currency exchange rates on furniture component sales, offset in part by sales volume decreases for certain furniture components products due to competition from lower-priced Asian manufacturers.

Our net sales were higher in 2005 as compared to 2004 principally due to increases in selling prices for certain products across all product lines to recover volatile raw material prices, sales volume associated with the August 2005 acquisition of a marine components business which increased sales by $4.2 million in 2005, and the favorable effect of fluctuations in currency exchange rates, partially offset by sales volume decreases for certain furniture component products resulting from Asian competition.

Costs of Goods Sold and Gross Margin - Cost of goods sold decreased as a percentage of net sales in 2006 compared to 2005, and as a result gross margin increased over the same period. The resulting improvement in gross margin is primarily due to an improved product mix, with a decline in lower-margin furniture components sales and an increase in sales of higher margin security and marine component products, as well as a continued focus on reducing costs, offset in part by higher raw material costs and the unfavorable effect of changes in currency exchange rates.

Cost of goods sold as a percentage of net sales decreased in 2005 as compared to 2004 as the favorable impact of continued reductions in manufacturing and overhead costs more than offset the negative impact of changes in currency exchange rates and higher raw material costs.

Segment Profit - Our component products segment profit for 2006 increased $1.2 million, or 6% compared to 2005 and operating margins increased to 11% in 2006 compared to 10% for 2005. The favorable change in product mix and continued reductions in manufacturing and overhead costs were partially offset by the unfavorable effects of the changes in currency exchange rates and higher raw material costs.

Segment profit increased in 2005 as compared to 2004 as the favorable impact of continued reductions in costs more than offset the negative impact of changes in currency exchange rates and higher raw material costs.

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from CompX’s non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

CompX’s net sales were positively impacted while segment profit was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the prior year.

	Increase (decrease) - Year ended December 31,
	2004 vs 2005	2005 vs 2006
Impact on:	(In thousands)
Net sales	1,541	1,138
Segment profit	(2,251)	(1,132)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translating into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar. The negative impact on segment profit results from the U.S. dollar denominated sales of non-U.S. operations converting into lower local currency amounts due to the weakening of the U.S. dollar. This negatively impacts margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

General - CompX’s profitability primarily depends on its ability to utilize production capacity effectively, which is affected by, among other things, the demand for its products and the ability to control manufacturing costs, primarily comprised of labor costs and raw materials such as zinc, copper, coiled steel, stainless steel and plastic resins. Raw material costs represent approximately 50% of CompX’s total cost of sales. During 2004, 2005 and 2006, worldwide steel prices increased significantly. CompX occasionally enters into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. CompX enters into such arrangements for zinc, coiled steel and plastic resins. We anticipate further significant changes in the cost of these materials from their current levels for the next year. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by CompX’s products, it is often difficult to recover such increases in raw material costs through increased product selling prices or raw material surcharges. Consequently, overall operating margins may be affected by such raw material cost pressures.

Outlook - While demand has stabilized across most CompX’s product lines, certain customers continue to seek lower-cost Asian sources as alternatives to CompX’s products. We believe that the impact of this will be mitigated through CompX’s ongoing initiatives to expand both new products and new market opportunities. Asian-sourced competitive pricing pressures are expected to continue to be a challenge to us as Asian manufacturers, particularly those located in China, gain share in certain markets. CompX’s strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including CompX’s own Asian based manufacturing facilities. In addition, CompX continues to develop sources for lower cost components for certain product lines to strengthen its ability to meet competitive pricing when practical. CompX also emphasizes and focuses on opportunities where it can provide value-added customer support services that Asian based manufacturers are generally unable to provide. As a result of pursing this strategy, CompX will forgo certain sales where profitability is not possible in favor of developing new product and new market opportunities where we believe the combination of our cost control initiatives and value added approach will produce better results for our shareholders. CompX also expects raw material cost volatility to continue during 2007 which they may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets it serves.

Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2004	2005	2006	2004-05	2005-06
	(Dollars in millions)

Net sales	$1,128.6	$1,196.7	$1,279.4	6%	7%
Cost of sales	867.4	869.2	968.9

Gross margin	261.2	327.5	310.5

Operating costs and expenses	142.6	145.3	159.2

Segment profit	$118.6	$182.2	$151.3	54%	(17)%

Percentage of net sales:
Cost of sales	77%	73%	76%
Gross margin	23%	27%	24%
Operating costs and expenses	13%	12%	12%
Segment profit	11%	15%	12%

TiO2 operating statistics:
Sales volumes*	500	478	511	(4)%	7%
Production volumes*	484	492	516	2%	5%
Production rate as Percentage of capacity	Full	99%	Full

Percentage change in net sales:
TiO2 product pricing				8%	-%
TiO2 sales volumes				-4%	7%
TiO2 product mix				1%	-%
Changes in currency exchange rates				1%	-%

Total				6%	7%

* Thousands of metric tons

Equity in earnings of Kronos - second half of 2004 and years ended December 31, 2005 and 2006

	Six months ended December 31,	Year ended December 31,
	2004	2005	2006
	(In millions)	(In millions)
Kronos historical:
Net sales	$569.5	$1,196.7	$1,279.4

Segment profit	$51.9	$182.2	$151.3
Other general corporate, net	(1.6)	(4.1)	(4.4)
Securities transaction gain	-	5.4	-
Interest expense	(25.9)	(44.7)	(43.3)
Loss on prepayment of debt	-	-	(22.3)

	24.4	138.8	81.3
Income tax expense (benefit)	5.1	67.3	(.7)

Net income	$19.3	$71.5	$82.0

Equity in earnings of Kronos Worldwide, Inc.	$9.1	$25.7	$29.3

Net Sales - Kronos’ net sales increased 7% or $82.7 million in 2006 compared to a 6% or $68.1 million increase in 2005. These increases are primarily due to a 7% and 8% increase in TiO2 sales volumes in 2006 and 2005, respectively. Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $1.5 million or less than 1% in 2006 as compared to 2005, and increased net sales for 2005 by approximately $16 million, or 1% as compared to 2004.

Kronos’ sales volumes in 2006 were a new record. The 7% increase in sales volumes in 2006 is primarily due to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada. Sales volumes in Canada have been impacted by decreased demand for TiO2 used in paper products. Sales volumes for the year ended December 31, 2005 decreased 4% primarily due to lower sales volumes in all regions of the world. Worldwide demand for TiO2 in 2005 was estimated to have declined by approximately 5% from 2004. Kronos attributes this decline to slower overall economic growth and inventory destocking by customers.

Cost of Sales - Kronos’ cost of sales increased $99.2 million or 11% for 2006 compared to 2005 primarily due to the impact of increased sales volumes, a 15% increase in utility costs (primarily energy costs), a 4% increase in raw material costs and currency fluctuations (primarily the Canadian dollar). The cost of sales as a percentage of net sales increased to 76% for 2006 compared to 73% for 2005 primarily due to increases in raw material and other operating costs (including energy costs).

In 2005, cost of sales increased $1.8 million (less than 1%), compared to 2004, as the effect of lower sales volumes was more than offset by a 4% increase in raw material and a 9% increase in utility costs (primarily energy costs). The cost of sales as a percentage of net sales decreased to 73% in 2005, compared to 77% in 2004 primarily due the effects of higher average selling prices which more than offset the increases in raw material and other operating costs.

TiO2 production volumes for 2006 were also a new record for Kronos for the fifth consecutive year. Operating rates were at full capacity in 2006 and near full capacity in 2005. Kronos’ higher production volume for 2006 was aided by enhancing processes and continued debottlenecking.

Segment profit - Kronos’ segment profit for 2006 declined by 17% to $151.3 million compared to 2005. As a percentage of net sales, segment profit declined to 12% for 2006 from 15% in 2005. The decline in segment profit is driven by the decline in gross margin, which fell to 24% in 2006 compared to 27% in 2005. While sales volumes were higher in 2006, gross margin decreased as Kronos was not able to achieve pricing levels to offset the negative impact of increased operating costs (primarily energy costs and raw materials). Changes in currency rates have also negatively affected gross margin. Kronos estimates the negative effect of changes in foreign currency exchange rates decreased segment profit by approximately $20 million.

Kronos’ segment profit in 2005 improved by 54% to $182.2 million compared to 2004; the segment profit as a percentage of net sales improved to 15% in 2005 from 11% in 2004. The improvement in segment profit is driven by the improvement in gross margin, which rose to 27% in 2005 compared to 23% in 2004. While sales volumes were lower in 2005, gross margin increased primarily because of higher average TiO2 selling prices and higher production volumes which more than offset the impact of lower sales volumes and higher raw material and maintenance costs and the $6.3 million of income related to a contract dispute settlement with a customer recognized in 2004. Changes in currency rates favorably affected Kronos’ gross margin. Kronos estimates the favorable effect of changes in foreign currency exchange rates increased segment profit by approximately $6 million, when comparing 2005 to 2004.

Other non-operating income (expense) - In 2006, Kronos issued euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem its euro 375 million principal amount of 8.875% Senior Secured Notes. As a result of prepayment of the 8.875% Senior Secured Notes, Kronos recognized a $22.3 million pre-tax interest charge ($14.8 million net of income tax benefit.)

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of sales generated from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of sales generated from non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of foreign sales and operating results are subject to currency exchange rate fluctuations, which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos’ net sales and segment profit in 2006 as compared to 2005.

	Year ended December 31, 2005 vs. 2004	Year ended December 31, 2006 vs. 2005
	Increase (decrease), in millions
Impact on:
Net sales	$ 16	$ 2
Segment profit	6	(20)

Kronos’ interest expense decreased $1.4 million from $44.7 million in 2005 to $43.3 million in 2006 due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes during 2006. This decrease is partially offset by unfavorable changes in currency exchange rates in 2006 compared to 2005. Excluding the effect of currency exchange rates, Kronos expects interest expense will be approximately euro 6 million less in 2007 as compared to the 2006 due to lower interest on the new 6.5% Notes as compared to the old 8.875% Notes. The annual interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Kronos’ interest expense increased $7.3 million from $37.4 million in 2004 to $44.7 million in 2005 primarily due to the November 2004 issuance of an additional euro 90 million principal amount of its prior 8.875% Senior Secured Notes.

Income taxes - Kronos’ income tax benefit in 2006 was $.7 million compared to a provision for income taxes of $67.4 million in 2005. The income tax benefit includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of Kronos’ German trade tax net operating loss carryforward,;

•	an income tax benefit of $10.7 million resulting from the reduction in Kronos’ income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany;
•	an income tax benefit of $1.4 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium; and
•	a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

Kronos’ provision for income taxes was $67.4 million in 2005 compared to a benefit of $250.7 million in 2004. The income tax provision for 2005 includes;
•	an income tax benefit of $11.5 million for the aggregate effect of favorable developments of certain non-U.S. income tax audits, principally in Belgium and Canada; and
•	a provision of $17.5 million for the unfavorable effect related to the loss of certain of our German income tax attributes.

 Other - On September 22, 2005, the chloride-process TiO2 facility operated by Kronos’ 50%-owned joint venture, Louisiana Pigment Company (“LPC”), temporarily halted production due to Hurricane Rita. Although there was minimal storm damage to core processing facilities, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005. LPC expects that the majority of its property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved will be covered by insurance, and Kronos believes insurance will cover its lost profits (subject to applicable deductibles) resulting from its share of the lost production at LPC. Both Kronos and LPC filed claims with their insurers. Kronos recognized a $1.8 million related to its business interruption claim in the fourth quarter of 2006.

Outlook - Kronos expects that income from operations in 2007 will be lower than in 2006 as higher costs will not be offset by improving sales and production volumes. Average selling prices are expected to be similar to year-end 2006 prices although a stronger or weaker worldwide economic environment than anticipated could change the selling price expectations positively or negatively. Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.

Kronos’ efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities. Production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2007 is approximately 525,000 metric tons, with some slight additional capacity expected to be available in 2008 through continued debottlenecking efforts.

General corporate and other items

Interest and dividend income - Interest and dividend income fluctuates in part based upon the amount of funds invested and yields thereon. Interest and dividend income in 2006 decreased $610,000 from 2005 due primarily to lower levels of funds available for investment. Interest and dividend income decreased $4.0 million in 2005 compared to 2004 primarily due to the repayment of $31.4 million of our note receivable from Kronos in the fourth quarter of 2004. We expect that interest income will be lower in 2007 than 2006 due to lower average levels of funds available for investment.

Securities transactions - Net securities transaction gains in 2004 and 2005 relate principally to our sales of shares of Kronos common stock in market transactions. See Note 2 to the Consolidated Financial Statements.

Insurance recoveries - Insurance recoveries in 2004, 2005 and 2006 relate to amounts we received from certain of our former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by us.  We have an agreement with a former insurance carrier in which the carrier will reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2005 and 2006 include amounts we received from this carrier.  We are not able to determine how much we will ultimately recover from the carrier for past defense costs incurred because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2004, 2005 and 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

While we continue to seek additional insurance recoveries for lead pigment litigation matters, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable. See Note 19 to our Consolidated Financial Statements.

General corporate expenses - Corporate expenses were $24.2 million in 2006, $4.4 million (22%) higher than in 2005 due primarily to higher litigation and related expenses and to higher environmental remediation expenses. Corporate expenses were $19.9 million, $2.8 million (16%) higher than in 2004 due primarily to higher litigation and related expenses. We expect that net general corporate expenses in 2007 will be higher than in 2006, primarily due to higher expected litigation and related expenses.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in 2007, our corporate expenses would be higher than we currently estimate. See Note 19 to the Consolidated Financial Statements.

We have certain real property, including some subject to environmental remediation, which could be sold in the future for a profit. See Note 19 to our Consolidated Financial Statements.

Interest expense - Substantially all of our interest expense in 2005 and 2006 relates to CompX. Interest expense declined $117,000 in 2006 compared to 2005 due primarily to lower average levels of outstanding debt. Interest expense declined significantly from $18.3 million in 2004 to $336,000 in 2005 due to the consolidation of Kronos through July 1, 2004. Interest expense related to CompX in 2005 declined by approximately $200,000 compared to 2004 due primarily to lower average levels of outstanding debt.

Provision for income taxes - We recognized an income tax expense of $8.9 million in 2006 compared to an income tax expense of $14.7 million in 2005 and a benefit of $239.7 million in 2004. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos. We do not recognize, and we are not required to pay, income taxes to the extent we receive dividends from Kronos. Because we and Kronos are part of the same U.S. federal income tax group, dividends we receive from Kronos are nontaxable to us. Therefore, beginning in July 2004 when we commenced to recognize equity in earnings of Kronos, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate.

See Note 15 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2006 includes a $142,000 benefit resulting from the enactment of a reduction in Canadian income tax rates.

Our income tax expense in 2005 includes:
•	an income tax benefit of $7.4 million related to the favorable effect of developments with respect to certain of our income tax items; and
•	a provision for income taxes of $9.0 million related to a change in CompX’s permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries.

Our income tax expense in 2004 includes:
•	an income tax benefit of $277.3 million related to the reversal of Kronos’ deferred income tax asset valuation allowance in Germany; and
•	an income tax benefit of $48.5 million related to our favorable settlement with the IRS concerning a prior restructuring transaction.

As discussed in Note 1 to the Consolidated Financial Statements, we began to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our investment in Kronos beginning in December 2003 following our pro-rata distribution of shares of Kronos common stock to our shareholders.  The aggregate amount of such deferred income taxes (benefit) included in our provision for income taxes was $23.2 million in 2004 and nil in 2005 and 2006.  In addition, our provision for income taxes in 2004, 2005 and 2006 includes an aggregate $21.2 million, $913,000 and nil, respectively, for the current income tax effect related to our distribution of such shares of Kronos common stock to our shareholders.

Minority interest - Minority interest in earnings increased $3.1 million from $352,000 in 2005 to $3.5 million in 2006 due to higher earnings of CompX in 2006. Minority interest in earnings declined significantly from $149 million in 2004 to $352,000 in 2005. The decrease is due mainly to the deconsolidation of Kronos effective July 1, 2004. See Note 13 to our Consolidated Financial Statements.

Discontinued operations - See Note 22 to our Consolidated Financial Statements.

Related party transactions - We are a party to certain transactions with related parties. See Notes 2 and 17 to the Consolidated Financial Statements. It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Recent accounting pronouncements - See Note 21 to our Consolidated Financial Statements.

Assumptions on defined benefit pension plans and OPEB plans

Defined benefit pension plans - We maintain various defined benefit pension plans in the U.S., and Kronos maintains various defined benefit pension plans in Europe, Canada and the U.S. See Note 16 to the Consolidated Financial Statements.

We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended. Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the recognition of an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.

We recognized consolidated defined benefit pension plan expense of $6.8 million in 2004 and consolidated defined benefit pension plan income of $700,000 in 2005 and $2.2 million in 2006. Such expense in 2004 includes one-half of the defined benefit pension expense attributable to Kronos’ plans for the period during which we consolidated Kronos’ results of operations. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made to all of our plans aggregated $9.1 million in 2004, $700,000 in 2005 and $1.3 million in 2006. Such contributions in 2004 include one-half of the contributions attributable to Kronos’ plans for the period during which we consolidated Kronos’ results of operations.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each measurement date (September 30th) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of the measurement date, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2006, approximately 82% of the projected benefit obligation related to our plans in the U.S, with the remainder related to an immaterial plan in the United Kingdom associated with a former disposed business unit. We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the United Kingdom, as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2004 and expense in 2005	Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007

U.S.	5.8%	5.5%	5.8%
United Kingdom	5.5%	5.0%	5.0%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

At December 31, 2006, approximately 87% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the United Kingdom plan. We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense, because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. Such assumed asset mixes are summarized below:

•
During 2004, 2005 and 2006, our plan assets in the U.S. were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 19-year history of the CMRT through December 31, 2006, the average annual rate of return has been approximately 14% (with a 17% return for 2006). At December 31, 2006 the asset mix of the CMRT was 86% in U.S. equity securities, 7% in international equity securities and 7% in cash, fixed income securities and other investments. At December 31, 2005, the asset mix of the CMRT was 86% in U.S. equity securities, 7% in international equity securities and 7% in cash, fixed income securities and other investments.

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2004, 2005 and 2006 were as follows:

	2004	2005	2006

U.S.	10.0%	10.0%	10.0%
United Kingdom	7.0%	6.5%	6.5%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2007 as we used in 2006 for purposes of determining the 2007 defined benefit pension plan expense.

To the extent that a plan’s particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. However, we have no active employees participating in our defined benefit pension plans. Such plans are closed to additional participants and assumptions regarding future compensation levels are not applicable for our plans.

In addition to the actuarial assumptions discussed above, because we maintain a defined benefit pension plans in the U.K., the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  Under GAAP, we do not recognize all of such actuarial gains and losses in earnings currently; instead these amounts are deferred and amortized into income in the future as part of net periodic defined benefit pension cost. However, upon adoption of SFAS No. 158 effective December 31, 2006, these amounts are recognized in other comprehensive income. See Note 16 to the Consolidated Financial Statements. In addition, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

During 2006, all of our defined benefit pension plans generated a combined net actuarial gain of $3.7 million. This actuarial gain resulted primarily from the general overall increase in the assumed discount rates and the actual return on plan assets in excess of the assumed return.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2007, we expect that our defined benefit pension income will approximate $2.6 million in 2007. In comparison, we expect to be required to make approximately $400,000 of contributions to such plans during 2007.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2006, our aggregate projected benefit obligations would have increased by approximately $1.2 million at that date. Such a change would not materially impact our defined benefit pension income for 2007. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension income would be expected to decrease by approximately $100,000 during 2007.

OPEB plans - Certain of our subsidiaries in the U.S. and Canada currently provide certain health care and life insurance benefits for eligible retired employees. See Note 16 to the Consolidated Financial Statements. We account for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.

We recognized consolidated OPEB expense of $1.1 million in 2004, $558,000 in 2005 and $622,000 in 2006. Such expense in 2004 includes one-half of the OPEB expense attributable to Kronos’ plans for the period during which we consolidated Kronos’ results of operations. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $3.5 million in 2004, $2.2 million in 2005 and $1.9 million in 2006. Such contributions in 2004 include one-half of the contributions attributable to Kronos’ plans for the period during which we consolidated Kronos’ results of operations. Substantially all of our accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB expense has been, and is expected to continue, to decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries. In certain cases, we have the right to pass on to retirees all or a portion of increases in health care costs. During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2006 the expected rate of increase in future health care costs ranges from 7% in 2007, declining to 5.5% in 2009 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2007, we expect that our consolidated OPEB expense will approximate $600,000 in 2007. In comparison, we expect to be required to make approximately $1.6 million of contributions to such plans during 2007.

We believe that all of the actuarial assumptions used are reasonable and appropriate. If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2006, our aggregate projected benefit obligations would have increased by approximately $200,000 at that date, and our OPEB expense would be expected to increase by less than $50,000 during 2007. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $700,000 at December 31, 2006, and OPEB expense would have increased by less than $50,000 in 2006.

Foreign operations

CompX - CompX has substantial operations and assets located outside the United States, principally furniture component product operations in Canada and Taiwan. At December 31, 2006, CompX had substantial net assets denominated in the Canadian dollar and the New Taiwan dollar.

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates. At December 31, 2006, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our income from operations. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, deferred income taxes and non-cash interest expense.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

The deconsolidation of Kronos effective July 1, 2004 has a significant effect on the comparability of our consolidated cash flows in 2005 as compared to 2004.

	Years ended December 31,
	2004	2005	2006
	(In millions)

Cash provided (used) by operating activities:
Kronos	$67.5	$-	$-
CompX	30.2	20.0	27.4
NL Parent and wholly-owned subsidiaries	8.7	(20.1)	6.9
Eliminations	(13.7)	(5.2)	(5.3)

	$92.7	$(5.3)	$29.0

Cash flows from operating activities increased from $5.3 million used in operating activities in 2005 to $29.0 million of cash provided by operating activities in 2006. This $34.3 million increase is primarily due to:

•
lower cash paid for income taxes in 2006 of $36.1 due in part to a $21 million tax payment we made in 2005 to settle a previously-reported income tax audit in the U.S. and to relative changes in the timing of estimated tax payments,

•	lower cash paid for environmental remediation expenditures of $8.6 million.

In addition, relative changes in working capital were affected by accounts receivable and inventory changes primarily due to the following:

•
our average days sales outstanding (“DSO”) remained relatively flat at 40 days at December 31, 2005 to 41 days at December 31, 2006. For comparative purposes, our average DSO increased from 38 days at December 31, 2004 to 40 days at December 31, 2005 due to slightly higher accounts receivable balance at the end of 2005.

•
our average number of days in inventory (“DII”) slightly decreased from 59 days at December 31, 2005 to 57 days at December 31, 2006. The decrease in DII is primarily due to the lower cost of commodity raw materials at December 31, 2006 as we held a higher than normal balance in inventory at the end of 2005 as part of our efforts to mitigate the impact of raw material prices. For comparative purposes, our average DII was 52 days and 59 days at December 31, 2004 and December 31, 2005, respectively, due to higher raw material (primarily steel) quantity and prices in 2005.

Cash flows from operating activities decreased from $92.7 million of cash provided by operating activities in 2004 to $5.3 million of cash used by operating activities in 2005. This $98.0 million decrease in cash generated from operating activities was due primarily to the deconsolidation of Kronos, effective July 1, 2004. As such, cash flows from operating activities in 2004 are not comparable to 2005.

Investing activities

Our capital expenditures were $16.2 million, $10.7 million, and $12.1 million in 2004, 2005 and 2006, respectively and are disclosed by business segment in Note 3 to our Consolidated Financial Statements. Capital expenditures in 2004 include the first six months of Kronos’ capital expenditures for the period during which we consolidated Kronos’ cash flows.

During 2006:
•	CompX acquired a marine component products company for $9.8 million, net of cash acquired and
•	we purchased 147,500 shares of CompX common stock in market transactions for $2.3 million.

During 2005:
•	we sold shares of Kronos common stock in market transactions for $19.2 million,
•	CompX received a net $18.1 million from the sale of its Thomas Regout European operations (which had approximately $4.0 million of cash at the date of disposal),
•	we acquired CompX common stock in market transactions for $3.6 million,
•	we collected $10 million on our loan to one of the Contran family trusts described in Note 1 to our Consolidated Financial Statements and
•	CompX acquired a marine components products company for an aggregate of $7.3 million. See Notes 2, 3 and 15 to our Consolidated Financial Statements.

During 2004:
•	we sold shares of Kronos common stock in market transactions for net proceeds of $2.7 million,
•	Kronos repaid $31.4 million of its note payable to us in the fourth quarter of 2004 and
•	we collected $4 million of our loan to one of the Contran family trusts.

Financing activities

We paid aggregate cash dividends of $24.3 million in 2006, compared to $36.4 million in 2005 and nil in 2004. During 2004, we paid our regular quarterly dividend of $.25 per share in the form of shares of Kronos common stock. During 2005, we paid our first regular quarterly dividend of $.25 per share in the form of shares of Kronos common stock, while we paid cash dividends in the second, third and fourth quarters. In 2006, we reduced our regular quarterly dividend to $.125 per share, and paid all four quarterly dividends in cash.

Other financing cash flows over the past three years consisted principally of:

•	during 2006, CompX prepaid $1.5 million of indebtedness assumed in its August 2005 business acquisition;
•	we received proceeds from the exercise of options to purchase NL common stock of $9.2 million in 2004, $2.5 million in 2005 and $.1 million in 2006;
•	we received proceeds from the exercise of options to purchase CompX common stock of $.6 million in each of 2004 and 2005 and $.3 million in 2006;
•
during 2004, we repaid a net $26.0 million under CompX’s revolving bank credit facility and Kronos borrowed and repaid a net euro 26 million ($32 million when borrowed) under its European revolving bank credit facility during the first six months of 2004; and

•
we made distributions to minority interest (primarily Kronos cash dividends in the first half of 2004 and CompX cash dividends in the fourth quarter 2004 and all of 2005 and 2006) of $12.6 million in 2004, $2.3 million in 2005 and $2.3 million in 2006.

At December 31, 2006, there were no amounts outstanding under CompX’s $50 million revolving credit facility that matures in January 2009.

Provisions contained in certain of CompX’s and Kronos’ credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, including the dividends Kronos pays to us. We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of dividends.

At December 31, 2006, we had an aggregate of $70.1 million of restricted and unrestricted cash, cash equivalents and debt securities. A detail by entity is presented in the table below.

CompX	$29.7
NL Parent and wholly-owned subsidiaries	40.4

Total	$70.1

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2007) and our long-term obligations (defined as the five-year period ending December 31, 2011, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

We currently expect that our aggregate capital expenditures for CompX in 2007 will be approximately $14.4 million. Capital expenditures will include construction of a new facility and improvements in production efficiency including replacement of equipment that is being retired. We expect that our 2007 capital expenditures will be financed primarily by cash flows from operating activities or existing cash resources and credit facilities. Kronos intends to spend approximately $53 million for major improvements and upgrades to existing facilities during 2007, including approximately $4.7 million in the area of environmental protection and compliance.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos currently pays a regular quarterly cash dividend of $.25 per share. At that rate, and based on the 17.5 million shares of Kronos we held at December 31, 2006, we would receive annual dividends from Kronos of $17.5 million. CompX currently pays a regular quarterly dividend of $.125 per share rate. At that rate, and based on the 10.7 million shares of CompX we held directly or indirectly at December 31, 2006, we would receive annual dividends from CompX of $5.4 million. Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions. In addition, a significant portion of our assets consists of ownership interests in our subsidiaries and affiliates. If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

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

Summary of debt and other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. See Notes 12 and 19 to our Consolidated Financial Statements. The following table summarizes our contractual commitments as of December 31, 2006 by the type and date of payment.

	Payment due date
Contractual commitment	2007	2008/2009	2010/2011	2012 and After	Total
	(In millions)

Estimated tax obligations	2.0	-	-	-	2.0
Operating leases	.6	.1	-	-	.7
Purchase obligations	19.0	19.0	-	-	38.0
Fixed asset acquisitions	.6	.6	-	-	1.2

	$22.2	$19.7	$-	$-	$41.9

The timing and amount shown for our commitments related to third-party indebtedness, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments. The amount shown for estimated tax obligations is the consolidated amount of income taxes payable at December 31, 2006, which is assumed to be paid during 2007. Fixed asset acquisitions include firm purchase commitments for capital projects.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail.

Commitments and contingencies

See Note 15 to our Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of our income tax returns, and see Note 19 to our Consolidated Financial Statements regarding certain legal proceedings and environmental matters.

We are subject to certain commitments and contingencies, as more fully described in Note 19 to our Consolidated Financial Statements or in Part I, Item 3 of this report. In addition to those legal proceedings described in Note 19 to our Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including us) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Off balance sheet financing arrangements

Other than operating lease commitments disclosed in Note 19 to our Consolidated Financial Statements, we are not party to any material off-balance sheet financing arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. We periodically use currency forward contracts or interest rate swaps to manage a portion of these market risks. We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future. Otherwise, we generally do not enter into forward or option contracts to manage such market risks. Other than the contracts discussed below, we were not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2005 and 2006. See Notes 1 and 20 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2005 and 2006.

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness. At December 31, 2006, no amounts were outstanding under CompX’s variable-rate revolving bank credit agreement.

Foreign currency exchange rates - We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products outside the United States (principally Canada and Taiwan). A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor do they anticipate entering into such contracts for trading or speculative purposes in the future. A majority of the currency forward contracts CompX enters into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of the hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally, CompX enters into currency forward contracts for specific transactions which do not meet the criteria for hedge accounting. CompX marks-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. At December 31, 2005 CompX had entered into a series of short-term forward currency exchange contracts maturing through March 2006 to exchange an aggregate of $6.5 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.19 per U.S. dollar. At December 31, 2005, the actual exchange rate was Cdn. $1.17 per U.S. dollar. The estimated fair value of such contracts was not material at December 31, 2005. CompX had no forward currency contracts outstanding at December 31, 2006.

Marketable equity and debt security prices - We are exposed to market risk due to changes in prices of the marketable securities, which we own. The fair value of equity securities at December 31, 2005 and 2006 was $87.1 million and $122.3 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $8.7 million at December 31, 2005 and $12.3 million at December 31, 2006. The fair value of marketable debt securities at December 31, 2005 was $9.3 million and was $10.0 million at December 31, 2006. The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $930,000 at December 31, 2005 and $1 million at December 31, 2006.

Other - We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect our results of operations and cash flows, such as demand for our products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in market prices were actually to occur.

The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections of future events, gains or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Internal control over financial reporting

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f) means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•
provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2006. Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2006.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2006, our chief executive officer filed such annual certification with the NYSE. The 2006 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. We have filed the certifications for the quarter ended December 31, 2006 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "NL Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the NL Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the NL Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the NL Proxy Statement. See also Note 17 to the Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

50%-or-less persons

The consolidated financial statements of Kronos (36%-owned at December 31, 2006) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b) Exhibits

We have included as exhibits the items listed in the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to us of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2006 will be furnished to the Commission upon request.

We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, as adopted by the board of directors on February 19, 2004, upon request. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

Item No.  Exhibit Index

2.1
Form of Distribution Agreement between NL Industries, Inc. and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 2.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

3.1	By-Laws, as amended on June 28, 1990 - incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

3.2
Amendment to the Amended and Restated By-Laws, as of June 28, 1990, executed December 8, 2003 - incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.3
Certificate of Amended and Restated Certificate of Incorporation dated June 28, 1990- - incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting held on June 28, 1990.

4.1
Indenture governing the 6.5% Senior Secured Notes due 2013, dated as of April 11, 2006, between Kronos International, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

10.1
Lease Contract dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985.

10.2
Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

10.3
Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.4
Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.5
Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.6
Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.7
Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.8
Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.9
TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc. - incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.10
TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.11
Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc. - incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.12
Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.13
Form of Director’s Indemnity Agreement between NL and the independent members of the Board of Directors of NL - incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.

10.14*
1989 Long Term Performance Incentive Plan of NL Industries, Inc. - incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

10.15*	NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 9, 2001.

10.16*
NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992 - incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting of shareholders held April 30, 1992.

10.17*
NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 6, 1998.

10.18*	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.19*
Amended and Restated Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of May 1, 2001 - incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.20
Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

10.21
Amended Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective November 30, 2004 - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as of November 30, 2004.

10.22
Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.23
Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.24
Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

10.25	Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.26
Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.27
Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and the Registrant - incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.28
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

10.29
Stock Purchase Agreement dated September 24, 2004 between Valhi, Inc. and Valcor, Inc., as sellers, and NL Industries, Inc. as purchaser - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated September 24, 2004.

10.30
Voting agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant dated October 5, 2004.

10.31
Subscription Agreement executed on October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc. - incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as of October 5, 2004. (Not all of the exhibits to this Exhibit 10.51 have been filed; upon request, the Registrant will furnish supplementally to the Securities and Exchange Commission a copy of the omitted exhibits.)

10.32	Certificate of Incorporation of CompX Group, Inc. - incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K as of October 5, 2004

10.33*	CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 to the CompX International Inc. Registration Statement on Form S-1 (File No. 1-13905).

10.34
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 of Kronos International, Inc.s’ Form 8-K dated June 14, 2005. Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.58 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.35
$50,000,000 Credit Agreement between CompX International Inc. and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 - incorporated by reference to Exhibit 10.12 of CompX International Inc.’s Form 10-K for the year ended December 31, 2006 (File No. 1-13905). Certain exhibits, annexes and similar attachments to this Exhibit 10.58 have not been filed; upon request, CompX International Inc. will furnish supplementally to the SEC a copy of any omitted exhibit, annex, or attachment.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.

23.2	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.

31.1	Certification

31.2	Certification

32.1	Certification

99.1	Consolidated financial statements of Kronos Worldwide, Inc. - incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2006.

All documents in the Exhibit Index above that have been incorporated by reference were previously filed by the Registrant under SEC File Number 1-640.

*	Management contract, compensatory plan or arrangement.

**	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NL Industries, Inc.
                             (Registrant)

/s/ Harold C. Simmons
Harold C. Simmons, March 13, 2007
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 13, 2007	Steven L. Watson, March 13, 2007
(Chairman of the Board and Chief	(Director)
Executive Officer)

/s/ Thomas P. Stafford	/s/ Glenn R. Simmons
Thomas P. Stafford, March 13, 2007	Glenn R. Simmons, March 13, 2007
(Director)

/s/ C. H. Moore, Jr.	/s/ Gregory M. Swalwell
C. H. Moore, Jr., March 12, 2007	Gregory M. Swalwell, March 13, 2007
(Director)	(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

/s/ Terry N. Worrell	/s/ Tim C. Hafer
Terry N. Worrell, March 13, 2007	Tim C. Hafer, March 13, 2007
(Director)	(Vice President and Controller, Principal Accounting Officer)

NL Industries, Inc.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2005 (As adjusted); December 31, 2006	F-4

Consolidated Statements of Income - Years ended December 31, 2004 and 2005 (As adjusted); Year ended December 31, 2006	F-6

Consolidated Statements of Comprehensive Income - Years ended December 31, 2004 and 2005 (As adjusted); Year ended December 31, 2006	F-8

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2004 and 2005 (As adjusted); Year ended December 31, 2006	F-9

Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2005 (As adjusted); Year ended December 31, 2006	F-10

Notes to Consolidated Financial Statements	F-13

Financial Statement Schedule

Schedule I - Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of NL Industries, Inc.:

We have completed integrated audits of NL Industries, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company changed the manner in which it accounts for planned major maintenance expense and the manner in which it accounts for pension and other postretirement benefit obligations in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2007

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(In thousands, except per share data)

ASSETS
	2005	2006
(As adjusted)
Current assets:
Cash and cash equivalents	$76,912	$52,742
Restricted cash and cash equivalents	4,327	7,356
Marketable securities	9,265	9,989
Accounts and other receivables	23,392	21,923
Refundable income taxes	424	215
Receivable from affiliates	3,291	238
Inventories	22,538	21,733
Prepaid expenses	1,718	1,326
Deferred income taxes	7,295	5,543

Total current assets	149,162	121,065

Other assets:
Marketable equity securities	87,120	122,344
Investment in Kronos Worldwide, Inc.	147,688	160,527
Pension asset	-	12,807
Deferred income taxes	4	-
Goodwill	27,240	32,969
Other assets	5,499	8,977

Total other assets	267,551	337,624

Property and equipment:
Land	8,511	9,475
Buildings	28,001	30,751
Equipment	110,917	119,233
Construction in progress	2,015	2,559
	149,444	162,018
Less accumulated depreciation	80,540	91,363

Net property and equipment	68,904	70,655

	$485,617	$529,344

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2005 and 2006

(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2005	2006
	(As adjusted)

Current liabilities:
Current maturities of long-term debt	$171	$-
Accounts payable	11,079	8,944
Accrued liabilities	29,859	25,530
Accrued environmental costs	13,302	9,778
Payable to affiliates	982	1,548
Income taxes	599	795

Total current liabilities	55,992	46,595

Noncurrent liabilities:
Long-term debt	1,425	-
Accrued pension costs	942	2,780
Accrued postretirement benefits cost	10,141	11,672
Accrued environmental costs	41,645	40,935
Deferred income taxes	107,323	130,952
Other	2,246	2,482

Total noncurrent liabilities	163,722	188,821

Minority interest	45,630	45,416

Stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,562 and 48,586 shares issued and outstanding	6,070	6,073
Additional paid-in capital	363,286	363,472
Retained earnings	-	1,826
Accumulated other comprehensive income:
Marketable securities	34,084	56,796
Currency translation	(140,480)	(133,981)
Defined benefit pension plans	(42,687)	(44,063)
Postretirement benefit (OPEB) plans	-	(1,611)

Total stockholders' equity	220,273	248,512

	$485,617	$529,344

Commitments and contingencies (Notes 15 and 19)

See accompanying  notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2005 and 2006

(In thousands, except per share data)

	2004	2005	2006
	(As adjusted)

Net sales	$741,687	$186,350	$190,123
Cost of sales	572,214	142,594	143,648

Gross margin	169,473	43,756	46,475

Selling, general and administrative expense	94,346	24,156	26,060
Other operating income (expense):
Currency transaction gains (losses), net	741	(71)	145
Disposition of property and equipment	(2)	(475)	(258)
Insurance recoveries	552	2,969	7,656
Other income	6,953	462	164
Corporate expense	(17,094)	(19,870)	(24,247)

Income from operations	66,277	2,615	3,875

Equity in earnings of Kronos Worldwide, Inc.	9,148	25,689	29,345
Other income (expense):
Trade interest income	493	110	317
Interest and dividend income from affiliates	7,986	2,347	1,884
Other interest income	1,303	3,293	2,939
Securities transactions, net	2,113	14,603	297
Interest expense	(18,305)	(336)	(219)

Income from continuing operations before income taxes and minority interest	69,015	48,321	38,438

Provision for income taxes (benefit)	(239,724)	14,664	8,860

Minority interest in after-tax earnings	149,707	352	3,468

Income from continuing operations	159,032	33,305	26,110

Discontinued operations, net	3,552	(326)	-

Net income	$162,584	$32,979	$26,110

See accompanying  notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

Years ended December 31, 2004, 2005 and 2006

(In thousands, except per share data)

	2004	2005	2006
	(As adjusted)

Basic and diluted earnings per share:
Income from continuing operations	$3.29	$.68	$.54
Discontinued operations	.07	-	-

Net income	$3.36	$.68	$.54

Weighted-average shares used in the calculation of net income per share:
Basic	48,333	48,541	48,568
Dilutive impact of stock options	86	46	16

Diluted	48,419	48,587	48,584

See accompanying  notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Net income	$162,584	$32,979	$26,110

Other comprehensive income (loss), net of tax:

Marketable securities adjustment	3,460	7,301	22,712

Defined benefit pension plans	3,639	(9,480)	2,388

Currency translation adjustment	16,945	(5,318)	6,499

Total other comprehensive income (loss)	24,044	(7,497)	31,599

Comprehensive income	$186,628	$25,482	$57,709

See accompanying  notes to consolidated financial statements.

NL INDUSTRIES , INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2004, 2005 and 2006
(In thousands, except per share data)

				Accumulated other
		Additional		comprehensive income (loss)
	Common	paid-in	Retained	Marketable	Currency	Pension	OPEB	Treasury
	stock	capital	earnings	securities	translation	plans	plans	stock	Total
		(As adjusted)			(As adjusted)				(As adjusted)

Balance at December 31, 2003:
As previously reported	$8,355	$719,768	$-	$23,323	$(152,623)	$(36,846)	$-	$(434,442)	$127,535
Effect of change in accounting principle	-	417	-	-	516	-	-	-	933
Balance as adjusted	8,355	720,185	-	23,323	(152,107)	(36,846)	-	(434,442)	128,468

Net income*	-	-	162,584	-	-	-	-	-	162,584
Other comprehensive income, net of tax*	-	-	-	3,460	16,945	3,639	-	-	24,044
Distribution of shares of Kronos Worldwide, Inc.*	-	-	(9,073)	-	-	-	-	-	(9,073)
Income tax on distribution*	-	(52,907)	(34,204)	-	-	-	-	-	(87,111)
Settlement of tax liability using shares of Kronos Worldwide, Inc. common stock with a net book value in excess of the amount of tax liability settled	-	174,486	-	-	-	-	-	-	174,486
Issuance of common stock	6	909	-	-	-	-	-	-	915
Acquisition of 10,374 shares of CompX International Inc.	-	(102,963)	(65,615)	-	-	-	-	-	(168,578)
Treasury stock:
Reissued	-	-	-	-	-	-	-	8,354	8,354
Retired	(2,307)	(370,089)	(53,692)	-	-	-	-	426,088	-
Other	-	81	-	-	-	-	-	-	81

Balance at December 31, 2004*	6,054	369,702	-	26,783	(135,162)	(33,207)	-	-	234,170

Net income*	-	-	32,979	-	-	-	-	-	32,979
Other comprehensive income (loss), net of tax*	-	-	-	7,301	(5,318)	(9,480)	-	-	(7,497)
Distribution of shares of Kronos Worldwide, Inc.*	-	-	(2,656)	-	-	-	-	-	(2,656)
Income tax on distribution*	-	-	(3,017)	-	-	-	-	-	(3,017)
Issuance of common stock	16	2,583	-	-	-	-	-	-	2,599
Cash dividends - $.75 per share	-	(9,113)	(27,306)	-	-	-	-	-	(36,419)
Other	-	114	-	-	-	-	-	-	114

Balance at December 31, 2005	6,070	363,286	-	34,084	(140,480)	(42,687)	-	-	220,273

Net income	-	-	26,110	-	-	-	-	-	26,110
Other comprehensive income (loss), net of tax	-	-	-	22,712	6,499	2,388	-	-	31,599
Issuance of common stock	3	196	-	-	-	-	-	-	199
Cash dividends - $.50 per share	-	-	(24,284)	-	-	-	-	-	(24,284)
Adoption of SFAS No. 158	-	-	-	-	-	(3,764)	(1,611)	-	(5,375)
Other	-	(10)	-	-	-	-	-	-	(10)

Balance at December 31, 2006	$6,073	$363,472	$1,826	$56,796	$(133,981)	$(44,063)	$(1,611)	$-	$248,512
* As adjusted

See accompanying  notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash flows from operating activities:
Net income	$162,584	$32,979	$26,110
Depreciation and amortization	36,402	11,334	12,220
Goodwill impairment	6,500	864	-
Noncash interest expense	1,222	183	92
Deferred income taxes:
Continuing operations	(265,082)	(10,555)	8,407
Discontinued operations	(3,691)	(187)	-
Minority interest:
Continuing operations	149,707	352	3,468
Discontinued operations	(3,944)	(151)	-
Net losses (gains) from:
Securities transactions	(2,113)	(14,603)	(298)
Disposition of property and equipment	2	475	258
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	244	(885)	(2,161)
Other postretirement benefit plans	(2,090)	(431)	(1,009)
Equity in Kronos Worldwide, Inc.	(9,148)	(25,689)	(29,345)
Distributions from Kronos Worldwide, Inc.	10,731	17,593	17,516
Distributions from TiO2 manufacturing joint venture, net	8,300	-	-
Other, net	2,254	623	1,119
Change in assets and liabilities:
Accounts and other receivable	(44,994)	246	541
Inventories	50,062	(936)	2,258
Prepaid expenses	1,769	(41)	352
Accounts payable and accrued liabilities	(31,437)	(4,038)	(7,107)
Income taxes	34,076	6,324	509
Accounts with affiliates	7,958	(4,201)	3,618
Accrued environmental costs	(9,665)	(12,870)	(4,234)
Other noncurrent assets and liabilities, net	(6,916)	(1,684)	(3,313)

Net cash provided (used) by operating activities	92,731	(5,298)	29,001

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash flows from investing activities:
Capital expenditures	$(16,209)	$(10,676)	$(12,148)
Business acquisitions, net of cash acquired	-	(7,342)	(9,832)
Collection of loans to affiliates	35,423	10,000	-
Collection of note receivable	-	-	1,306
Change in restricted cash equivalents and restricted marketable debt securities, net	10,367	(1,945)	(2,903)
Proceeds from disposal of:
Business unit	-	18,094	-
Kronos common stock	2,745	19,176	-
Property and equipment	2,222	27	1,316
Cash of disposed business unit	-	(4,006)	-
Purchase of CompX common stock	-	(3,645)	(2,318)
Investment in marketable securities	-	(7,503)	(17,501)
Proceeds from sale of marketable securities	-	6,301	16,849

Net cash provided (used) by investing activities	34,548	18,481	(25,231)

Cash flows from financing activities:
Indebtedness:
Borrowings	102,225	18	-
Principal payments	(128,091)	(93)	(1,563)
Deferred financing costs paid	(28)	(114)	(110)
Cash dividends paid	-	(36,419)	(24,284)
Proceeds from issuance of stock:
NL common stock	9,201	2,507	88
CompX common stock	617	639	347
Tax benefit from exercise of stock options	-	-	111
Distributions to minority interests	(12,635)	(2,384)	(2,272)

Net cash used by financing activities	(28,711)	(35,846)	(27,683)

Net increase (decrease)	$98,568	$(22,663)	$(23,913)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash and cash equivalents-net change from:
Operating, investing and financing activities	$98,568	$(22,663)	$(23,913)
Currency translation	(474)	390	(257)
Kronos cash balance at June 30, 2004	(88,434)	-	-

	9,660	(22,273)	(24,170)

Balance at beginning of year	89,525	99,185	76,912

Balance at end of year	$99,185	$76,912	$52,742

Supplemental disclosures:
Cash paid (received) for:
Interest	$17,119	$259	$139
Income taxes	(17,000)	32,519	(3,627)

Non cash investing activities -
Note received upon disposal of CompX businessunit	$-	$4,179	$-

Net assets of Kronos Worldwide, Inc. deconsolidated as of July 1, 2004:
Cash and cash equivalents	$88,434
Accounts and other receivables	200,845
Inventories	209,816
Other current assets	9,344
Investment in TiO2 manufacturing joint venture	120,711
Net property and equipment	413,171
Other assets	209,105
Current liabilities	(152,202)
Long-term debt	(346,682)
Note payable to affiliates	(200,000)
Accrued pension costs	(66,227)
Accrued postretirement benefits costs	(10,677)
Deferred income taxes	(52,242)
Other liabilities	(13,408)
Minority interest	(203,302)

Net assets	$206,686

See accompanying notes to consolidated financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

Organization - We (NYSE: NL) are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at December 31, 2006. Valhi is majority-owned by Contran Corporation. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to NL Industries and its subsidiaries and affiliates, including Kronos, taken as a whole.

On September 24, 2004, we completed the acquisition of 10,374,000 shares of CompX International Inc. (NYSE: CIX) common stock, representing approximately 68% of the outstanding shares of CompX common stock. The CompX common stock was purchased from Valhi and Valcor, a wholly-owned subsidiary of Valhi, at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by our transfer to Valhi and Valcor of $168.6 million of our $200 million long-term note receivable from Kronos. The acquisition was approved by a special committee of our board of directors comprising directors who were not affiliated with Valhi, and such special committee retained their own legal and financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to us. The acquisition was accounted for under accounting principles generally accepted in the United States of America (“GAAP”) as a transfer of net assets among entities under common control, and accordingly resulted in a change in reporting entity. We retroactively adjusted our consolidated financial statements to reflect the consolidation of CompX for all periods presented. The excess of the aggregate $168.6 million principal amount of our note receivable Kronos transferred to Valhi and Valcor over the net carrying value of Valhi’s and Valcor’s investment in CompX was accounted for as a reduction of consolidated stockholders’ equity. Subsequent to the September 24, 2004 acquisition of 68% of CompX common stock, we have acquired an additional 2.5% of CompX common stock in open market transactions through December 31, 2006.

Prior to July 2004, Kronos Worldwide, Inc. (NYSE: KRO) was our majority-owned subsidiary. Following the July 2004 dividend in the form of shares of Kronos common stock distributed to our shareholders, our ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 we ceased to consolidate Kronos’ financial position, results of operations and cash flows and commenced accounting for our interest in Kronos by the equity method. We continued to report Kronos as a consolidated subsidiary through June 30, 2004, including the consolidation of Kronos’ results of operations and cash flows for the first two quarters of 2004. Certain disclosures contained in these consolidated financial statements for 2004 related to Kronos’ results of operations and cash flows include amounts related to the first six months of 2004.

Management’s estimates - In preparing our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at each balance sheet date, and the reported amounts of our revenues and expenses during each reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation - Our consolidated financial statements include the financial position, results of operations and cash flows of NL and our wholly-owned and majority-owned subsidiaries, including CompX International Inc. We eliminate all material intercompany accounts and balances.

We account for increases in our ownership interest of our consolidated subsidiaries and equity investees, either through our purchase of additional shares of their common stock or their purchase of their own shares of common stock, by the purchase method (step acquisition). Unless otherwise noted, such purchase accounting generally results in an adjustment to the carrying amount of goodwill for our consolidated subsidiaries. The effect of other changes in our ownership interest, which usually result from the exercise of stock options to purchase their shares of common stock to employees, is generally not material.

Translation of foreign currencies - We translate the assets and liabilities of our subsidiaries and affiliates whose functional currency is other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. We recognize currency transaction gains and losses in income.

Derivatives and hedging activities - We recognize derivatives as either an asset or a liability measured at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, we have exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

Cash and cash equivalents - We classify bank time deposits and government and commercial notes and bills with original maturities of three months or less as cash equivalents.

Restricted cash equivalents and restricted marketable debt securities - We classify cash equivalents and marketable debt securities that have been segregated or are otherwise limited in use as restricted. To the extent the restricted amount relates to a recognized liability, we classify such restricted amount as either a current or noncurrent asset to correspond with the classification of the liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset and we classify the restricted debt security as either a current or noncurrent asset depending upon the maturity date of the security. See Note 4.

Marketable securities and securities transactions - We carry marketable debt and equity securities at fair value based upon quoted market prices. We recognize realized and unrealized gains and losses on trading securities in income. We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. We calculate realized gains and losses by the specific identification of securities sold.

Accounts receivable - We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales - We state inventories at the lower of cost or market, net of allowance for slow-moving inventories. We generally base inventory costs on average cost or the first-in, first-out method. Cost of sales includes costs for materials, packing and finishing, shipping and handling, utilities, salary and benefits, maintenance and depreciation.

Investment in Kronos Worldwide, Inc - Following our July 2004 dividend in the form of shares of Kronos common stock distributed to our shareholders, our ownership of Kronos was reduced to less than 50%. Consequently, effective July 1, 2004 we ceased to consolidate Kronos’ financial position, results of operations and cash flows and commenced accounting for our interest in Kronos by the equity method. We continue to report Kronos as a consolidated subsidiary through June 30, 2004, including consolidating Kronos’ results of operations and cash flows for the first two quarters of 2004.

Goodwill and other intangible assets; amortization expense - Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations. Goodwill is not subject to periodic amortization. Other intangible assets are amortized by the straight-line method over their estimated lives. We amortize other intangible assets by the straight-line method and state them net of accumulated amortization. We assess goodwill and other intangible assets for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See Notes 8 and 9.

Property and equipment; depreciation expense - We state property and equipment at cost. We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. We use accelerated depreciation methods for income tax purposes, as permitted. Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income.

We expense maintenance, repairs and minor renewal expenditures as incurred. We capitalize expenditures for major improvements. We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs. We did not capitalize any material interest costs in 2004, 2005 or 2006.

When events or changes in circumstances indicate that assets may be impaired, we perform an evaluation to determine if impairment exists. Such events or changes in circumstances include, among other things, (i) significant operating losses in current and prior periods or in current and projected periods, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or to discounted cash flow value is required. We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-term debt - We state long-term debt net of any unamortized original issue premium or discount. We classify amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness in interest expense, and compute such amortization by the interest method over the term of the applicable issue.

Employee benefit plans - Accounting and funding policies for retirement and post retirement benefits other than pensions (“OPEB”) plans are described in Notes 16 and 21.

Income taxes - We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 19. We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis, and make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis. The separate company provisions and payments are computed using the tax elections made by Contran. We made net cash payments to Valhi for income taxes of $1.8 million in 2004 and $1.7 million in 2005. In 2006, we received a net refund for income taxes from Valhi of $5.8 million. In addition, see Note 2 regarding our payment in 2005 of certain income taxes to Valhi using shares of Kronos common stock.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not permanently reinvested. In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $5.6 million at December 31, 2006 (2005 - $5.5 million). It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the “more-likely-than-not” recognition criteria.

Environmental remediation costs - We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to present value. We recognize any recoveries of remediation costs from other parties when we deem their receipt probable. At December 31, 2005 and 2006, we had not recognized any receivables for recoveries. See Note 19.

Net sales - We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when we perform services. Generally, the shipping terms of our products are FOB shipping point, although in some instances shipping terms are FOB destination point (for which sales are not recognized until the customer receives the product). We include amounts charged to customers for shipping and handling costs in net sales. We state sales net of price, early payment and distributor discounts and volume rebates. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Selling, general and administrative expenses; advertising costs; research and development costs - Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our chemicals segment are included in selling, general and administrative expense and were $34 million in 2004 and nil in both 2005 and 2006. Shipping and handling costs of our component products segment included in selling, general and administration expense are not material. Advertising costs related to continuing operations are expensed as incurred and were approximately $1 million in each of 2004, 2005 and 2006. Research, development and certain sales technical support costs related to continuing operations are expensed as incurred and approximated $4 million in 2004 and $200,000 in each of 2005 and 2006.

Corporate expenses - Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share - Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive was nil in 2004, 2005 and 2006.

Stock options - Accounting for our stock-based employee compensation is described in Note 14.

Note 2 - Business combinations and related transactions:

CompX International, Inc. - As discussed in Note 1, on September 24, 2004, we purchased 10,374,000 shares of CompX common stock, representing approximately 68% of the outstanding shares of CompX common stock, from Valhi and a wholly-owned subsidiary of Valhi. Because Valhi, NL and CompX are all entities under the common control of Contran, our acquisition of the shares of CompX common stock resulted in a change in reporting entity and we retroactively adjusted our consolidated financial statements to reflect the consolidation of CompX for all periods presented.

Effective October 1, 2004, we contributed such 10,374,000 shares of CompX common stock to newly-formed CompX Group in return for an 82.4% ownership interest in CompX Group. Concurrently, Titanium Metals Corporation (“TIMET”), a less-than-majority owned affiliate of Valhi, contributed shares of CompX common stock representing approximately 15% of CompX’s outstanding common shares in return for the remaining 17.6% ownership interest in CompX Group. At that time, CompX Group became the owner of the 83% of CompX that we and TIMET had previously owned in the aggregate. These CompX shares are the sole asset of CompX Group. CompX Group recorded the shares of CompX received from NL at NL’s carryover basis.  During 2005 and 2006, we purchased approximately 234,000 shares and 148,000, respectively, of CompX common stock in open market transactions representing approximately 1.5% and 1%, respectively, of CompX’s outstanding common stock for an aggregate amount of $3.6 million during 2005 and $2.3 million during 2006.

In August 2005 and in April 2006, CompX completed the acquisition of two marine component products businesses for aggregate cash consideration of $7.3 million and $9.8 million, respectively, net of cash acquired. We have included the results of operations and cash flows of the acquired businesses in our consolidated financial statements from the respective dates of acquisition. The purchase price has been allocated among the tangible and intangible net assets acquired (including goodwill) based upon an estimate of the fair value of such net assets. The pro forma effect to us, assuming this acquisition had been completed as of January 1, 2005, is not material.

Kronos Worldwide, Inc. - Prior to December 2003, Kronos was a wholly-owned subsidiary of ours. In December 2003, we completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. During 2004 and the first quarter of 2005, we paid an aggregate of five quarterly dividends in the form of shares of Kronos common stock in which an aggregate of approximately 1.5 million shares of Kronos (3.0% of Kronos' outstanding shares) were distributed to our shareholders in the form of pro-rata dividends. In accordance with GAAP, the carrying amount of such shares of Kronos common stock distributed were accounted for as a reduction of our retained earnings and aggregated $9.1 million in 2004 and $2.7 million in 2005.

The December 2003, 2004 and 2005 distributions of shares of common stock of Kronos are taxable, and we are required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed on the various dates of distribution and our adjusted tax basis in such stock at the dates of distribution. In accordance with GAAP, the amount of such current income tax represented by the excess of the carrying value of such stock for financial reporting purposes and the adjusted tax basis of such stock is included in the determination of net income in the period the shares were distributed, and the amount of such current income tax represented by the excess of the fair market value of such stock and the carrying value of such stock for financial reporting purposes is accounted for as a direct reduction to stockholders’ equity (retained earnings). The amount of such current income tax included in the determination of net income aggregated $21.2 million in 2004 and $.9 million in 2005, while the amount of such current income tax accounted for as a direct reduction to equity aggregated $87.1 million in 2004 and $3.0 million in 2005. In accordance with GAAP, the amount of the deferred income tax we recognized with respect to Kronos (see Note 1) is adjusted as of the date of each distribution.

With respect to such shares of Kronos distributed to Valhi and Tremont LLC (a wholly-owned subsidiary of Valhi which owned part of the shares of our common stock that are now held by Valhi at December 31, 2006), effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require us to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, although for financial reporting purposes we were required to recognize such tax liability. On November 30, 2004, Valhi and NL agreed to further amend the terms of their tax sharing agreement to provide that we would now be required to pay up to Valhi the tax liability generated from the distribution of shares of Kronos common stock to Valhi and Tremont, including the tax related to such shares distributed to Valhi and Tremont in December 2003 and the tax related to the shares distributed to Valhi during all of 2004. In determining to so amend the terms of the tax sharing agreement, NL and Valhi considered, among other things, the changed expectation for the generation of taxable income at the NL level resulting from the inclusion of CompX in our consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1. Valhi and NL further agreed that in lieu of a cash income tax payment, such tax liability could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL. Such tax liability related to the shares of Kronos distributed to Valhi and Tremont in December 2003 and 2004, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $227 million. Accordingly, in the fourth quarter of 2004 we transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of such tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at an agreed-upon price of $41 per share. Kronos’ average closing market price during the months of November and December 2004 was $41.53 and $41.77, respectively. We also considered the fact that the shares of Kronos held by non-affiliates are very thinly traded, and consequently an average price over a period of days mitigates the effect of the thinly-traded nature of Kronos’ common stock. In accordance with GAAP, the excess of the $227 million tax liability settled by transfer of the 5.5 million shares of Kronos and the aggregate $52.5 million carrying amount of such shares transferred (or $174.5 million) was recorded as a direct increase in stockholders’ equity (additional paid-in capital). Such tax liability related to the shares of Kronos distributed to Valhi in the first quarter of 2005 aggregated $3.0 million, and such tax liability was paid by NL to Valhi in cash. This aggregate $230 million tax liability has not been paid by Valhi to Contran, nor has Contran paid such tax liability to the applicable tax authority, because the related taxable gain is currently deferred at the Valhi and Contran levels due to Valhi, Tremont and NL all being members of the Valhi tax group on a separate company basis and of the Contran Tax Group. Such income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to Valhi and Tremont are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.

During 2005, we sold approximately 470,000 shares of Kronos common stock in market transactions for an aggregate of $19.2 million. We recognized a $14.7 million pre-tax securities transaction gain related to such sales. During 2004, we sold shares of Kronos common stock in market transactions for an aggregate of $2.7 million, and we recognized a $2.2 million pre-tax gain related to the reduction of our ownership interest in Kronos related to such sales. See Note 7.

As a result of all of the foregoing transactions, our ownership of Kronos was reduced to approximately 36% as of December 31, 2005 and 2006. See Note 7. At December 31, 2006, Valhi and a wholly-owned subsidiary of Valhi owned an additional 59% of Kronos’ outstanding common stock.

Note 3 - Business segment information:

Business segment	Entity	% owned at December 31, 2006

Component products	CompX International Inc.	70%
Chemicals	Kronos Worldwide, Inc.	36%

Our ownership of CompX is held primarily through CompX Group, Inc., our majority-owned subsidiary. See Note 2. As a result of the restatement of our consolidated financial statements to reflect the consolidation of CompX’s results of operations, we have, for certain periods presented, more than one operating segment (as that term is defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.) Accordingly, the following information is presented to comply with the disclosure requirements of SFAS No. 131.

We are organized based on our operating subsidiaries. Our operating segments are defined as components of our consolidated operations for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and to assess performance. Our chief operating decision maker is Mr. Harold C. Simmons. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

Our reportable operating segments comprise the component products business conducted by CompX and, for the six month period through June 30, 2004, the chemicals business conducted by Kronos. As discussed in Note 1, effective July 1, 2004, we ceased to consolidate Kronos and began accounting for our interest in Kronos using the equity method.

•
Component Products - We operate in the component products industry through our majority ownership of CompX. CompX is a leading manufacturer of security products, precision ball-bearing slides, ergonomic computer support systems and performance marine components used in the office furniture, transportation, postal, banking, vending and other industries. CompX has recently entered the performance marine components industry through the acquisition of two performance marine manufacturers in August 2005 and April 2006. CompX has production facilities in North America and Asia.

•
Chemicals - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications including plastics, paints, paper and other industrial products. Kronos has production facilities located in North America and Europe. Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana.

CompX (NYSE:CIX) and Kronos (NYSE:KRO) each file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

We evaluate segment performance based on segment operating income. Segment profit is defined as income from continuing operations before income taxes, minority interest, extraordinary items, interest expense, certain nonrecurring items and certain general corporate items. Corporate items excluded from segment profit include corporate expense, interest and dividend income not attributable to the component products business and the chemicals business, litigation settlement gains, securities transaction gains from the disposal of long-lived assets outside the ordinary course of business. The accounting policies of the respective business segments are the same as those described in Note 1.

Interest income included in the calculation of segment profit is not material. Amortization of deferred financing costs is included in interest expense. There are no intersegment sales or any significant intersegment transactions.

Segment assets comprise all assets attributable to each reporting operating segment. Our investment in Kronos is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable debt and equity securities and loans to affiliates. Substantially all corporate assets are attributable to NL.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location. At December 31, 2005, and 2006 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated, $31.1 million, and $35.4 million, respectively.

	Years ended December 31,
	2004	2005	2006
	(In millions)
Net sales:
Chemicals	$559.1	$-	$-
Component products	182.6	186.4	190.1

Total net sales	$741.7	$186.4	$190.1

Segment profit:
Chemicals	$66.7	$-	$-
Component products	16.3	19.3	20.6

Total segment profit	83.0	19.3	20.6

General corporate items:
Interest and dividend income from affiliates	8.0	2.3	1.9
Other interest income	1.3	3.3	2.9
Securities transactions, net	2.1	14.6	.3
Insurance recoveries	.6	2.9	7.6
Other income	.3	.4	.2
General corporate expenses, net	(17.1)	(19.9)	(24.2)
Interest expense	(18.3)	(.3)	(.2)

	59.9	22.6	9.1
Equity in earnings of Kronos	9.1	25.7	29.3
Income from continuing operations before income taxes and minority interest	$69.0	$48.3	$38.4

	Years ended December 31,
	2004	2005	2006
	(In millions)

Net sales - point of origin:
United States	$317.5	$113.5	$127.6
Canada	158.5	63.9	52.4
Taiwan	16.0	14.2	15.9
Germany	294.7	-	-
Belgium	98.8	-	-
Norway	70.3	-	-
Eliminations	(214.1)	(5.2)	(5.8)

	$741.7	$186.4	$190.1

Net sales - point of destination:
United States	$294.6	$149.5	$153.9
Europe	335.3	2.7	2.4
Canada	56.8	25.0	20.0
Asia and other	55.0	9.2	13.8

	$741.7	$186.4	$190.1

	Years ended December 31,
	2004	2005	2006
	(In millions)
Depreciation and amortization:
Component products	$14.2	$10.9	$11.8
Chemicals	21.8	-	-
Corporate	.4	.4	.4

	$36.4	$11.3	$12.2

Capital expenditures:
Component products	$5.3	$10.5	$12.0
Chemicals	10.8	-	-
Corporate	.1	.2	.1

	$16.2	$10.7	$12.1

	December 31,
	2004	2005	2006
	(In millions)
Total assets:
Operating segment - Component products	$169.6	$173.7	$177.8
Investment in Kronos Worldwide, Inc.	176.5	147.7	160.5
Corporate and eliminations	206.4	164.2	191.0

	$552.5	$485.6	$529.3

Net property and equipment:
United States	$42.5	$43.7	$48.9
Canada	19.1	17.0	14.1
Netherlands	7.9	-	-
Taiwan	5.7	8.2	7.7

	$75.2	$68.9	$70.7

Note 4 - Marketable securities:

	December 31,
	2005	2006
	(In thousands)
Current assets (available-for-sale):
Restricted debt securities	$5,302	$5,301
Other marketable securities	3,963	4,688

Total	$9,265	$9,989

Noncurrent assets (available-for-sale):
Valhi common stock	$87,120	$122,344

At December 31, 2005 and 2006, we owned approximately 4.7 million shares of Valhi common stock and account for such stock as available-for-sale marketable equity securities carried at fair value (based on quoted market prices). The aggregate cost basis for our investment in Valhi at December 31, 2005 and 2006 was $34.6 million. The quoted market price was $18.50 and $25.98 at December 31, 2005 and December 31, 2006, respectively with an aggregate market value of $87.1 million and $122.3 million at December 31, 2005 and December 31, 2006, respectively. The Valhi common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144. We cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid. For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock. The restricted debt securities at December 31, 2005 and 2006 collateralize certain of our outstanding letters of credit.  See Note 24.

Note 5 - Accounts and other receivables:

	December 31,
	2005	2006
	(In thousands)

Trade receivables	$20,921	$20,698
Recoverable VAT and other receivables	2,783	1,941
Allowance for doubtful accounts	(312)	(716)
	$23,392	$21,923

Note 6 - Inventories:

	December 31,
	2005	2006
	(In thousands)

Raw materials	$6,801	$5,892
In process products	9,116	8,744
Finished products	6,621	7,097

	$22,538	$21,733

Note 7 - Investment in affiliates:

At December 31, 2005 and 2006, we owned approximately 17.5 million shares of Kronos common stock. At December 31, 2006 the quoted market price was $32.56 per share, or an aggregate market value of $570.3 million, and at December 31, 2005 the quoted market price was $29.01, or an aggregate market value of $508.1 million.

Selected financial information of Kronos is summarized below:

	December 31, 2005	December 31, 2006
	(In millions)

Current assets	$525.3	$562.9
Property and equipment, net	418.9	462.0
Investment in TiO2 joint venture	115.3	113.6
Other noncurrent assets	239.4	283.0

Total assets	$1,298.9	$1,421.5

Current liabilities	$202.6	$179.5
Long-term debt	464.4	535.3
Accrued pension and post retirement benefits	150.0	195.7
Other noncurrent liabilities	69.4	62.6
Stockholders’ equity	412.5	448.4

Total liabilities and stockholders’ equity	$1,298.9	$1,421.5

	Year ended December 31,
	2004	2005	2006

Net sales	$1,128.6	$1,196.7	$1,279.4
Cost of sales	867.4	869.2	968.9
Income from operations	113.8	176.0	143.2
Net income	314.1	71.5	82.0

Note 8 - Goodwill:

Substantially all of our goodwill is related to the component products operating segment and was generated principally from CompX's acquisitions of certain business units completed prior to 2002, and to acquisitions in August 2005 and April 2006. The remaining goodwill resulted from our acquisition of EWI RE, Inc., an insurance broker subsidiary, prior to 2004 and totaled approximately $6.4 million in 2004, 2005 and 2006.

Changes in the carrying amount of goodwill related to the components products operating segment during the past three years is presented in the table below.

Component products operating segment
(In millions)

Balance at December 31, 2003	$46.3
Impairment related to discontinued operations	(6.5)
Deferred tax adjustment	(26.9)
Changes in foreign exchange rates	1.5

Balance at December 31, 2004	14.4

Goodwill acquired during the year	8.0
Disposition of business	(1.4)
Changes in foreign exchange rates	(.2)

Balance at December 31, 2005	20.8

Goodwill acquired during the year	5.6
Changes in foreign exchange rates	.2

Balance at December 31, 2006	$26.6

We have assigned our goodwill related to the component products segment to three reporting units (as that term is defined in SFAS No. 142) within that operating segment: one consisting of CompX's security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations. Under SFAS No. 142, such goodwill is deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

In determining the estimated fair value of our reporting units, we use appropriate valuation techniques, such as discounted cash flows. In accordance of SFAS No. 142, we review goodwill for impairment during the third quarter of each year. We will also review goodwill for impairment at other times during each year when events or changes in circumstances indicate potential impairment. No goodwill impairments relating to continuing operations were deemed to exist as a result of our annual impairment review completed during 2004, 2005 or 2006. However, we did recognize an impairment of goodwill related to our disposed European Thomas Regout operations in December 2004.

As discussed in Note 1, prior to October 2004 CompX was not a member of the Contran Tax Group, and we provided deferred income taxes with respect to our investment in CompX. Effective October 2004, CompX became a member of the Contran Tax Group, and we no longer provide such deferred income taxes. In accordance with GAAP, and as a result of CompX becoming a member of the Contran Tax Group, a net $26.9 million deferred tax liability, previously provided with respect to our investment in CompX, was eliminated through a reduction in goodwill at December 31, 2004.

Note 9 - Intangible and other noncurrent assets:

	December 31,
	2005	2006
	(In thousands)

Definite-lived customer list intangible asset	$1,115	$743
Patents and other intangible assets	2,317	3,174
Other	2,067	5,060

	$5,499	$8,977

Definite-lived customer list intangible asset resulted from the acquisition of EWI RE, Inc. See Note 8. This intangible asset is amortized on a straight-line basis over a period of seven years (approximately two years remaining at December 31, 2006) with no assumed residual value and is presented net of accumulated amortization of $1.5 million and $1.9 million as of December 31, 2005 and 2006, respectively. The patents and other intangible assets, all of which relate to CompX, are stated net of accumulated amortization of $2.3 million at December 31, 2005 and $2.5 million at December 31, 2006.

Aggregate amortization expense of intangible assets was $603,000 in 2004, $686,000 in 2005 and $813,000 in 2006, and is expected to be approximately $822,000 in each of 2007 through 2008 and $450,000 in 2009 and 2010.

Note 10 - Accrued liabilities:

	December 31,
	2005	2006
	(In thousands)

Employee benefits	$10,468	$9,506
Professional fees	5,269	3,220
Other	14,122	12,804

	$29,859	$25,530

Note 11 - Other noncurrent liabilities:

	December 31,
	2005	2006
	(In thousands)

Insurance	$1,107	$1,007
Other	1,139	1,475

	$2,246	$2,482

Note 12 - Long-term debt:

All long-term debt relates to the component products operating segment. At December 31, 2006, CompX has a $50 million secured revolving bank credit facility that matures in January 2009 and bears interest, at CompX’s option, at rates based on either the prime rate or LIBOR. The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets, to another entity. In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. At December 31, 2006, there were no outstanding draws against the credit facility and the full amount of the facility was available for borrowing.

Outstanding indebtedness at December 31, 2005, totaling $1.5 million, includes certain industrial revenue bonds assumed in connection with the August 2005 business acquisition discussed in Note 2. We prepaid such indebtedness in January 2006 for an amount equal to its carrying value.

Note 13 - Minority interest:

	December 31,
	2005	2006
	(In thousands)
Minority interest in net assets -
CompX International Inc.	$45,630	$45,416

	Years ended December 31,
	2004	2005	2006
	(In thousands)
Minority interest in net earnings:
Kronos Worldwide, Inc.	$145,948	$-	$-
CompX International Inc.	2,993	290	3,468
NL Environmental Management Services, Inc.	747	62	-
Subsidiary of Kronos Worldwide, Inc.	19	-	-

	$149,707	$352	$3,468

Kronos Worldwide, Inc. - We ceased to recognize minority interest in Kronos’ net assets and net earnings effective July 1, 2004. See Notes 1 and 2.

Other - Other minority interest related principally to our majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings were based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. We continue to consolidate EMS and to accrue for the reasonably estimable costs for the settlement of EMS’ environmental liabilities, as discussed in Note 19.

In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation. In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party. See Note 19. In June 2005, we set aside funds as payment for the shares of EMS, but as of December 31, 2006 the former minority shareholders have not tendered their shares. Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of December 31, 2006 and remains recognized as a current liability in our Consolidated Financial Statements. We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

Discontinued operations - Minority interest in losses of discontinued operations was $3.9 million in 2004 and $200,000 in 2005 (nil in 2006). See Note 22.

Note 14 - Stockholders' equity:

	Shares of common stock
	Issued	Treasury	Outstanding
	(In thousands)

Balance at December 31, 2003	66,845	(19,054)	47,791

Treasury shares reissued		598	598
Treasury shares retired	(18,456)	18,456	-
Common stock issued	51	-	51

Balance at December 31, 2004	48,440	-	48,440

Common stock issued	122	-	122

Balance at December 31, 2005	48,562	-	48,562

Common stock issued	24	-	24

Balance at December 31, 2006	48,586	-	48,586

NL common stock options - The NL Industries, Inc. 1998 Long-Term Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights (“SARs”) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos. In addition, certain stock options granted pursuant to another plan remain outstanding at December 31, 2006, but we may not grant any additional options under that plan. See Note 21.

We may issue up to five million shares of our common stock pursuant to the 1998 plan, and at December 31, 2006 4.1 million shares were available for future grants. The 1998 plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Generally, stock options and SARs (collectively, “options”) are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No SARs have been granted under the 1998 plan.

Changes in outstanding options granted under all plans are summarized in the table below.

	Shares	Exercise price per share	Amount payable upon exercise	Weighted- average exercise price
	(In thousands, except per share amounts)

Outstanding at December 31, 2003	1,140	$0.06-13.34	$10,512	$9.22

Exercised	(643)	0.06-13.34	(6,073)	9.44
Cancelled	(252)	3.56-13.34	(2,038)	8.10

Outstanding at December 31, 2004	245	2.66-13.34	2,401	9.80

Exercised	(116)	5.63-11.89	(1,222)	10.53
Cancelled	(1)	11.49	(14)	11.49

Outstanding at December 31, 2005	128	2.66-11.89	1,165	9.11

Exercised	(17)	2.66- 9.34	(88)	5.08
Cancelled	(5)	11.49-11.89	(50)	10.48

Outstanding at December 31, 2006	106	$2.66-11.49	$1,027	$9.71

At December 31, 2006 all of the outstanding options were exercisable. At December 31, 2006, the aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) for the outstanding options for which the exercise price was less than the market price of our common stock of $10.34 per share was approximately $152,000. Outstanding options at December 31, 2006 expire at various dates through 2011. Shares issued under the 1998 plan are generally newly-issued shares, however prior to September 2004 we issued shares from our treasury shares.

The intrinsic value of options exercised aggregated $3.1 million, $1.3 million, and $110,000 in 2004, 2005, and 2006 respectively and the related income tax benefit from such exercises was less than $1.1 million, $500,000, and $40,000 in 2004, 2005, and 2006 respectively.

Stock option plan of subsidiaries and affiliates - Through December 31, 2006, Kronos has not granted any options to purchase its common stock. CompX maintains a stock option plan that provides for the grant of options to purchase its common stock. At December 31, 2006, options to purchase 437,000 CompX shares were outstanding with exercise prices ranging from $10.00 to $20.00 per share, or an aggregate amount payable upon exercise of $8.2 million.

Treasury stock - During the third quarter of 2004, we cancelled approximately 18.5 million shares of common stock that previously had been held in treasury.  The aggregate $426.1 million cost of such treasury shares was allocated to common stock at par value, additional paid in capital and retained earnings in accordance with GAAP.  Such cancellation had no impact on the net NL shares outstanding for financial reporting purposes.

Note 15 - Income taxes:

	Years ended December 31,
	2004	2005	2006
	(In millions)
Pre-tax income:
U.S.	$23.8	$39.4	$31.1
Non-U.S.	45.2	8.9	7.3

	$69.0	$48.3	$38.4

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$24.2	$16.9	$13.5
Non-U.S. tax rates	(.5)	(.3)	(.3)
Incremental U.S. tax and rate differences on equity in earnings	29.1	3.2	(4.0)
Change in deferred income tax valuation allowance, net	(308.4)	-	-
Nondeductible expenses	2.3	.3	.3
U.S. state income taxes, net	.1	.5	.5
Refund of prior year German income taxes	(3.0)	-	-
Excess of book basis over tax basis of Kronos common stock:
Sold	-	.9	-
Distributed	21.2	1.9	-
Reduction in Canadian income tax rate	-	-	(.1)
Tax contingency reserve adjustment, net	(13.4)	(7.2)	.1
Other, net	8.7	(1.5)	(1.1)

	$(239.7)	$14.7	$8.9

	Years ended December 31,
	2004	2005	2006
	(In millions)
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$13.6	$21.7	$(1.9)
Non-U.S.	11.8	3.5	2.4

	25.4	25.2	.5
Deferred income taxes (benefit):
U.S. federal and state	8.2	(10.4)	8.9
Non-U.S.	(273.3)	(.1)	(.5)

	(265.1)	(10.5)	8.4

	$(239.7)	$14.7	$8.9

	Years ended December 31,
	2004	2005	2006
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$(239.7)	$14.7	$8.9
Discontinued operations	(4.6)	(.4)	-
Retained earnings	34.8	3.0	-
Additional paid-in capital	52.4	.1	-
Other comprehensive income:
Marketable securities	1.9	3.9	12.4
Pension liabilities	1.0	(5.4)	1.4
Currency translation	(7.2)	(3.5)	5.2
Adoption of SFAS 158:
Pension plans	-	-	(2.1)
OPEB plans	-	-	(.9)

	$(161.4)	$12.4	$24.9

The components of the net deferred tax liability at December 31, 2005 and 2006, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables.

	December 31,
	2005		2006
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$.8	$-	$.8	$-
Marketable securities	-	(16.4)	-	(28.7)
Property and equipment	-	(6.0)	-	(5.6)
Accrued OPEB costs	4.2	-	4.6	-
Pension asset	-	-	-	(4.5)
Accrued pension cost	.4	-	1.0	-
Accrued environmental liabilities	19.7	-	17.0	-
Other accrued liabilities and deductible differences	2.7	-	2.6	-
Other taxable differences	-	(35.7)	-	(36.3)
Investments in subsidiaries and affiliates	-	(70.2)	-	(76.8)
Tax loss and tax credit carryforwards	.5	-	.4	-
Adjusted gross deferred tax assets (liabilities)	28.3	(128.3)	26.4	(151.9)
Netting of items by tax jurisdiction	(21.0)	21.0	(20.9)	20.9
	7.3	(107.3)	5.5	(131.0)
Less net current deferred tax asset	7.3	-	5.5	-

Net noncurrent deferred tax liability	$-	$(107.3)	$-	(131.0)

	Years ended December 31,
	2004	2005	2006
	(In millions)

Decrease (increase) in valuation allowance:
Recognition of certain deductible tax attributes for which the benefit had not previously been recognized under the “more-likely-than-not” recognition criteria	$308.4	$-	$-
Foreign currency translation	3.2	-	-
Deconsolidation of Kronos	3.2	-	-
Offset to the change in gross deferred income tax assets due principally to redeterminations of certain tax attribute and implementation of certain tax planning strategies	(121.0)	-	-

	$193.8	$-	$-

Certain of our U.S. and non-U.S. tax returns and those of Kronos are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

•
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

•
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

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless we have determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of its foreign operations, as those earnings were subject to specific permanent reinvestment plans. GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management’s intentions have changed. In September of 2005, and based primarily upon changes in CompX management’s strategic plans for certain of its non-U.S. operations, CompX’s management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested, except for the pre-2005 earnings of its Taiwanese subsidiary. Accordingly, and in accordance with GAAP, in 2005 CompX recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

At December 31, 2006, CompX had $1.2 million of U.S. net operating loss carryforwards expiring in 2007 through 2017. Utilization of such net operating loss carryforwards is limited to approximately $400,000 per tax year. CompX utilized approximately $400,000 of such carryforwards in each of 2006 and 2005, and approximately $800,000 in 2004, which included two tax years (See Note 1). We believe it is more-likely-than-not that such carryforwards will be utilized to reduce future income tax liabilities, and accordingly we have not provided a deferred income tax asset valuation allowance to offset the benefit of such carryforwards.

During 2004, we reached an agreement with the IRS concerning the settlement of a tax assessment related to a restructuring transaction involving NL and EMS that we had previously undertaken. Under the agreement, we agreed to pay approximately $21 million, including interest, up front as a partial payment of the settlement amount (we paid this amount during 2005), and we are required to recognize the remaining settlement amount in our taxable income over the 15-year period beginning in 2004. We had previously provided accruals to cover the estimated additional tax liability and related interest concerning this matter, and these accruals were higher than the amount of the settlement. As a result, we recognized a $17.4 million income tax benefit in 2004 as a result of the settlement. In addition, during 2004 we recognized a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which as a result of the settlement we concluded now met the more-likely-than-not recognition criteria.

At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes. These carryforwards have no expiration date. Kronos generated these net operating loss carryforwards principally during the 1990’s when KII had a significantly higher level of outstanding indebtedness than they currently have. At December 31, 2003, Kronos had not recognized the benefit of these carryforwards for financial reporting purposes because they concluded such carryforwards did not meet the “more-likely-than-not” recognition criteria. Therefore, Kronos had recognized a deferred income tax asset valuation allowance to completely offset the benefit of these carryforwards and other tax attributes in Germany. During 2004, and based on all available evidence, Kronos concluded that the benefit of these carryforwards and other German tax attributes now met the “more-likely-than-not” recognition criteria and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. The aggregate amount of the valuation allowance related to Germany that Kronos reversed during the first six months of 2004 was $277.3 million.

In January 2005, CompX completed its disposition of the Thomas Regout operations in Europe (see Note 22 to the financial statements). CompX recognized a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Under applicable GAAP, CompX recognized the benefit of such capital loss in the fourth quarter of 2004 at the time such operations were classified as held for sale. See Notes 1 and 22.

Note 16 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans worldwide. Company contributions are based on matching or other formulas. Defined contribution plan expense approximated $2.0 million in 2004, $2.3 million in 2005, and $2.2 million in 2006.

Defined benefit plans - We maintain a defined benefit pension plan in the U.S. We also maintain a plan in the U.K. related to a former disposed business unit in the United Kingdom. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. At December 31, 2006, we currently expect to contribute the equivalent of approximately $400,000 to all of our defined benefit pension plans during 2007. Aggregate benefit payments to plan participants out of plan assets are expected to be the equivalent of $3.0 million in 2007, $3.0 in 2008, $3.1 million in 2009, $3.1 million in 2010, $3.2 million in 2011 and $18.0 million during 2012 through 2016.

The funded status of our defined benefit pension plans is presented in the table below. We use a September 30 measurement date for our defined benefit pension plans.

	Years ended December 31,
	2005	2006
(In thousands)
Change in projected benefit obligations ("PBO"):
Benefit obligations at beginning of the year	$52,424	$55,439
Interest cost	3,020	2,889
Participant contributions	12	12
Actuarial losses (gains)	4,137	(2,621)
Change in foreign currency exchange rates	(930)	1,192
Benefits paid	(3,224)	(3,560)

Benefit obligations at end of the year	$55,439	$53,351

Change in plan assets:
Fair value of plan assets at beginning of the year	$43,901	$58,083
Actual return on plan assets	17,352	6,496
Employer contributions	682	1,261
Participant contributions	12	12
Change in foreign currency exchange rates	(640)	907
Benefits paid	(3,224)	(3,560)

Fair value of plan assets at end of year	$58,083	$63,199

Accumulated benefit obligation (“ABO”)	$55,439	$53,351

Funded status at end of the year:
Plan assets more than PBO	$2,644	$9,848
Unrecognized actuarial losses (gains)	589	(3,066)
Unrecognized net transition obligations	(63)	-

Total	$3,170	$6,782

Amounts recognized in the balance sheet:
Pension asset	$-	$12,807
Accrued pension costs:
Current	(428)	(179)
Noncurrent	(942)	(2,780)
Accumulated other comprehensive loss (income)	4,540	(3,066)

	$3,170	$6,782

The amounts shown in the table above for unrecognized actuarial gains and losses and net transition obligations at December 31, 2005 and 2006 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. Upon adoption of SFAS No. 158, as discussed below, these unrecognized amounts at December 31, 2006, net of deferred income taxes, are however recognized in our accumulated other comprehensive income (loss). Of these December 31, 2006 amounts, we expect that $.5 million of the unrecognized actuarial gains will be recognized as components of our periodic defined benefit pension cost in 2007.

The components of our net periodic defined benefit pension cost are presented in the table below.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net periodic pension cost (income):
Service cost benefits	$3,379	$-	$-
Interest cost on PBO	11,655	3,020	2,889
Expected return on plan assets	(11,181)	(4,051)	(5,396)
Amortization of prior service cost	285	-	-
Amortization of net transition obligations	262	(67)	(67)
Recognized actuarial losses	2,389	384	414

	$6,789	$(714)	$(2,160)

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2005	2006
	(In thousands)
PBO at end of the year:
U.S. plan	$46,855	$43,636
U.K. plan	8,584	9,715

Total	$55,439	$53,351

Fair value of plan assets at end of the year:
U.S. plan	$51,947	$55,249
U.K. plan	6,136	7,950

Total	$58,083	$63,199

The weighted-average rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2005 and 2006 are 5.4% and 5.7%, respectively. Such weighted-average rates were determined using the projected benefit obligations at each date. At December 31, 2005 and 2006, we had no active employees participating in our defined benefit pension plans. Such plans are closed to additional participants and assumptions regarding future compensation levels are not applicable; consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2005 and 2006. The accumulated benefit obligation of our U.K. plan was less than the fair value of the plan’s assets at December 31, 2005 and 2006.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2004, 2005 and 2006 are presented in the table below. Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2004	2005	2006

Discount rate	5.8%	5.7%	5.4%
Long-term return on plan assets	9.7%	9.6%	9.6%

At December 31, 2005 and 2006, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. At December 31, 2006, the asset mix of the CMRT was 86% in U.S. equity securities, 7% in U.S. fixed income, cash and other securities and 7% in international equity securities (2005 - 86%, 7% and 7%, respectively).

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons. Mr. Harold Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee (of which Mr. Simmons is a member) actively manages the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2004, 2005 and 2006, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 19-year history of the CMRT from its inception in 1987 through December 31, 2006, the average annual rate of return has been approximately 14% (including a 36% return for 2005 and a 17% return in 2006).

Postretirement benefits other than pensions - In addition to providing pension benefits, we also provide certain health care and life insurance benefits for eligible retired employees. The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65. We fund medical claims as they are incurred, net of any contributions by the retiree.

The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2006, the expected rate of increase in future health care costs is 7% in 2007, declining to 5.5% in 2009 and thereafter. (In 2005 the expected rate of increase in future healthcare costs was 9% in 2006, declining to 5.5% in 2009 and thereafter.) If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by approximately $50,000 (decreased by $45,000) in 2006, and the actuarial present value of accumulated OPEB obligations at December 31, 2006 would have increased by $739,000 (decreased by $661,000). We have no OPEB plan assets. Rather, we fund benefit payments as they are paid. At December 31, 2006, we currently expect to contribute the equivalent of approximately $1.6 million to all OPEB plans during 2007. Aggregate benefit payments to OPEB plan participants are expected to be the equivalent of approximately $1.6 million in 2007, $1.5 million in each of 2008 and 2009, $1.4 million in each of 2010 and 2011 and $5.7 million during 2012 through 2016. Such amounts are stated net of estimated Medicare Part D subsidy, discussed below, of approximately $210,000 per year.

The components of our periodic OPEB cost are presented in the table below. We use a December 31 measurement date for our OPEB plans.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Net periodic OPEB cost:
Service cost	$116	$-	$-
Interest cost	1,386	844	734
Amortization of prior service credit	(540)	(286)	(112)
Recognized actuarial losses	132	-	-

Total	$1,094	$558	$622

The funded status of our OPEB plans are presented in the tables below.

	Years ended December 31,
	2005	2006
	(In thousands)

Change in accumulated OPEB obligations:
Obligations at beginning of the year	$15,903	$14,001
Interest cost	844	734
Actuarial (gains) loss	(592)	418
Net benefits paid	(2,154)	(1,896)

Obligations at end of the year	$14,001	$13,257

Funded status at end of the year:
Benefit obligations	$(14,001)	$(13,257)
Unrecognized net actuarial losses	2,692	3,110
Unrecognized prior service credit	(682)	(570)

Funded status at end of the year	$(11,991)	$(10,717)

Amounts recognized in the balance sheet:
Accrued pension costs:
Current OPEB	$(1,850)	$(1,585)
Noncurrent OPEB	(10,141)	(11,672)
Accumulated other comprehensive loss	_ _ -	2,540

	$(11,991)	$(10,717)

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2005 and 2006 have not yet been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. Upon adoption of SFAS 158, as discussed below, these unrecognized amounts at December 31, 2006, net of deferred income taxes, are however, recognized in our accumulated other comprehensive income (loss). Of these December 31, 2006 amounts, we expect that $15,000 of the actuarial losses and $.1 million of the prior service credit will be recognized as components of our periodic OPEB cost in 2007.

The weighted average discount rate used in determining the actuarial present value of our benefit obligations as of December 31, 2006 was 5.8% (2005 - 5.6%). Such weighted average rate was determined using the projected benefit obligations as of such dates. The weighted average discount rate used in determining the net periodic OPEB cost for 2006 was 5.6% (2005 - 5.7%; 2004 - 5.9%). Such weighted average rate was determined using the projected benefit obligation as of the beginning of each year. The impact of assumed increases in future compensation levels does not have any effect on the actuarial present value of the benefit obligations or net periodic OPEB cost as all of such benefits relate to eligible retirees, for which compensation levels are not applicable. Consequently, the accumulated benefit obligations for all of our OPEB plans were equal to the projected benefit obligations at December 31, 2005 and 2006.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In 2004, we determined that benefits provided by our plan are actuarially equivalent to the Medicare Part D benefit and therefore we are eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which is accounted for prospectively from the date actuarial equivalence was determined, as permitted by and in accordance with FASB Staff Position No. 106-2, did not have a material impact on the accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

New accounting standard - We account for our defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions, as amended, and we account for our OPEB plans under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158, which further amended SFAS Nos. 87 and 106, requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006. We will recognize all future changes in the funded status of these plans through comprehensive income, net of tax. These future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income. In addition, we currently use September 30 as a measurement date for our defined benefit pension plans, but under this standard we will be required to use December 31 as the measurement date. The measurement date requirement of SFAS No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select.

Adopting the asset and liability recognition and measurement requirements of this standard had the following effects on our Consolidated Financial Statements as of December 31, 2006:

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
	(In thousands)

Assets:
Investment in Kronos Worldwide, Inc.	$173,924	$(13,397)	$160,527
Pension asset	5,242	7,565	12,807
Total other assets	343,456	(5,832)	337,624
Total assets	535,176	(5,832)	529,344

Liabilities:
Noncurrent accrued OPEB costs	9,132	2,540	11,672
Noncurrent deferred income taxes	133,949	(2,997)	130,952
Total noncurrent liabilities	189,278	(457)	188,821

Stockholders Equity:
Accumulated other comprehensive income - defined benefit pension plans	(40,299)	(3,764)	(44,063)
Accumulated other comprehensive income - OPEB plans	-	(1,611)	(1,611)
Total accumulated other comprehensive income	(117,484)	(5,375)	(122,859)
Total stockholders’ equity	253,887	(5,375)	248,512
Total liabilities and stockholders’ equity	535,176	(5,832)	529,344

Note 17 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons. See Note 1. We and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2005	2006
	(In thousands)

Current receivables from affiliates:
Income taxes refundable from Valhi	$3,146	$-
Kronos	145	238

	$3,291	$238

Current payables to affiliates:
Income taxes payable to Valhi	$771	$1,179
Tremont	211	369

	$982	$1,548

From time to time, we will have loans and advances outstanding between us and various related parties, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.

Prior to 2004, EMS, our majority-owned environmental management subsidiary, extended a $25 million revolving credit facility to one of the Contran family trusts discussed in Note 1. The loan bore interest at prime, was due on demand with 60 days notice and was collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. During 2005, the trust completely repaid the outstanding balance under this loan and the facility was terminated.

Interest income on all loans to affiliates was $6.9 million in 2004 (including $1.5 million of interest income from CompX’s discontinued operation), nil in 2005 and in 2006. Also included in 2004 is $4.7 million in interest income related to a $200 million note receivable from Kronos that was distributed to NL in December 2003. A portion of such note was used to acquire CompX in September 2004. See Note 1. The remainder of the note was repaid in 2004. Interest income earned prior to July 1, 2004 was eliminated upon consolidation.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons. Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods) aggregated approximately $10.4 million, $12.6 million and $13.8 million in 2004, 2005, and 2006 respectively.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of ours. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2007.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insured party during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential for any uninsured loss.

Note 18 - Other income; noncompete agreement income and litigation settlement gains:

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Contract dispute settlement	$6,289	$-	$-
Insurance recoveries	552	2,969	7,656
Other	664	462	164

	$7,505	$3,431	$7,820

The contract dispute settlement relates to Kronos’ settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized in 2004 represents the present value of the future payments to be paid by the customer to Kronos. Of such $7.3 million, $1.5 million was paid to Kronos in 2004, $1.75 million was paid in each of 2005 and 2006 and $2.25 million is due in 2007.

Insurance recoveries in 2004, 2005 and 2006 relate to amounts we have received from certain of our former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by us.  We have an agreement with a former insurance carrier in which the carrier will reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2005 and 2006 include amounts we received from this carrier.  We are not able to determine how much we will ultimately recover from the carrier for past defense costs incurred because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2004, 2005 and 2006 also include amounts we received for prior legal defense and indemnity coverage for certain environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters. We recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

Note 19 - Commitments and contingencies:

Lead pigment litigation

Our former operations included the manufacture of lead pigments for use in paint and lead-based paint. We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (“LIA”), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs. In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We have never settled any of these cases, nor have any final adverse judgments against us been entered. However, see the discussion below in The State of Rhode Island case. We have not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot currently be reasonably estimated. We can not assure you that we will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If we were to incur any such future liability, it could have a material adverse effect on our consolidated financial position, results of operations and liquidity.

 In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs. In a 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, the trial judge declared a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In 2005, the trial court dismissed both the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim against us without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment. Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that we and the two other defendants should be ordered to abate the public nuisance. Following the trial, the trial court dismissed the State’s claim for punitive damages. In February 2007, the court denied the defendants’ post-trial motions to dismiss, for a new trial and for judgment notwithstanding the verdict. Additionally, the court set a hearing in March 2007 to enter a judgment and order. The court established a schedule over 60 days following entry of a judgment for briefing on the issue of the appointment of a special master to advise the court on, among other things, the extent, nature and cost of any abatement remedy. The scope of the abatement remedy will be determined by the judge with the assistance of the special master who has not yet been selected. The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings. We intend to appeal any judgment that the trial court may enter against us.

The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against us. We believe there are a number of meritorious issues which can be appealed in this case; therefore we currently believe it is not probable that we will ultimately be found liable in this matter. In addition, we cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation. However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful. Therefore it is reasonably possible we could in the near term conclude that it is probable we have incurred some liability in this Rhode Island matter that would result in recognizing a loss contingency accrual. The potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. Various other cases in which we are a defendant are also pending in other jurisdictions, and new cases may continue to be filed against us, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our financial condition and liquidity. We cannot reasonably estimate the potential impact on our results of operations, financial condition or liquidity related to these matters.

Environmental matters and litigation

Our operating companies are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. Our operating companies have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is for our operating companies to maintain compliance with applicable environmental laws and regulations at all plants and to strive to improve environmental performance. From time to time, our operating companies may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect our operating companies’ production, handling, use, storage, transportation, sale or disposal of such substances. We believe that all of our operating companies’ plants are in substantial compliance with applicable environmental laws.

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for such costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable. In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including:
•	complexity and differing interpretations of governmental regulations,
•	number of PRPs and their ability or willingness to fund such allocation of costs,
•	financial capabilities of the PRPs and the allocation of costs among them,
•	solvency of other PRPs,
•	multiplicity of possible solutions, and
•	number of years of investigatory, remedial and monitoring activity required.

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by us to be required for such matters. In addition, with respect to other PRPs and the fact that we may be jointly and severally liable for the total remediation cost at certain sites, we ultimately could be liable for amounts in excess of our accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, we cannot assure you that additional environmental matters will not arise in the future. If we were to incur any such future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available or circumstances change. We generally do not discount estimated future expenditures to their present value. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2006, we have not recognized any receivables for such recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments with respect to our accrued environmental costs. The timing of payments depends upon a number of factors including, among other things, the timing of the actual remediation process which in turn depends on factors outside our control. At each balance sheet date, we estimate the amount of our accrued environmental costs which we expect to pay over the subsequent 12 months, and we classify such amount as a current liability. We classify the remainder of the accrued environmental costs as a noncurrent liability.

The table below presents a summary of the activity in our accrued environmental costs during the past three years. The amount charged to expense is included in corporate expense on our consolidated statements of income. The amount shown in the table below for payments against accrued environmental costs is net of a $1.5 million recovery of remediation costs we previously spent that was paid to us by other PRPs in the third quarter of 2004 pursuant to an agreement entered into by us and the other PRPs.

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Balance at the beginning of the year	$77,481	$67,817	$54,947
Additions charged to expense, net	1,602	2,293	3,958
Payments, net	(11,266)	(15,163)	(8,192)

Balance at the end of the year	$67,817	$54,947	$50,713

Amounts recognized in the balance sheet:
Current liability		$13,302	$9,778
Noncurrent liability		41,645	40,935

		$54,947	$50,713

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, EMS has contractually assumed our obligations. At December 31, 2006, we had accrued $51 million for those environmental matters which we believe are reasonably estimable. We believe that it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $75 million. We have not discounted these estimates of such liabilities to present value.

At December 31, 2006, there are approximately 20 sites for which we are currently unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not we actually had any association with the site, or if we had an association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to us to allow us to estimate a range of loss is unknown and dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these sites that had previously been inactive, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

Insurance coverage claims

We are involved in various legal proceedings with certain of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment lawsuits. The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or environmental litigation matters in determining related accruals.

We have an agreement with a former insurance carrier pursuant to which the carrier reimburses us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we ultimately will recover from the carrier for past defense costs incurred by us, because the carrier has certain discretion regarding which past defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers. We do not expect further material settlements relating to environmental remediation coverage.

New York Cases - In October 2005 we were served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05). The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff’s predecessor with respect to certain lead pigment lawsuits filed against us. In March 2006, the trial court denied our motion to dismiss. In April 2006, we filed a notice of appeal of the trial court’s ruling.

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026). The plaintiff, a former insurance carrier of ours, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by plaintiff with respect to certain lead pigment lawsuits. In April 2006, the trial court denied our motion to dismiss. In October 2006, we filed a notice of appeal of the trial court’s ruling.

Texas cases - In November of 2005, we filed an action against OneBeacon and certain other insurance companies, which also issued insurance policies to us in the past, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347). In this action, we are asserting that OneBeacon breached its contractual obligations to us under its insurance policies and are also seeking a declaratory judgment as to OneBeacon’s and the other insurance companies’ rights and obligations pursuant to the policies issued to us in connection with certain lead pigment actions. In January 2007, the parties filed a stipulation with the court in which we agreed that the claims in this action would be added to NL Industries, Inc. v. American Re Insurance Company, et al (described below).

In April 2006, we filed a comprehensive action against all of the insurance companies which issued policies to us that potentially could provide insurance for lead pigment actions and/or asbestos actions asserted against us, captioned NL Industries, Inc. v. American Re Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E). In this action, we assert that defendants have breached their obligations to us under such insurance policies with respect to lead pigment and asbestos claims, and we seek a declaration as to the rights and obligations of each insurance company with respect to such claims. In October 2006, the court stayed this proceeding pending outcome of the appeal in the New York action captioned OneBeacon American Insurance Company v. NL Industries, Inc., et. al. (described above).

In September 2006, we filed a declaratory judgment action against OneBeacon and certain other former insurance companies, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-13934-A) seeking interpretation of a Stand-Still Agreement, which is governed by Texas law. In December 2006, this case was consolidated into NL Industries, Inc. v. American Re Insurance Company, et al (described above).

Other litigation

In April 2006, we were served with a complaint in Murphy, et al. v. NL Industries, Inc., et al. (United States District Court, District of New Jersey, Case No. 2:06-cv-01535-WHW-SDW). The plaintiffs, three former minority shareholders of NL Environmental Management Services, Inc. (“EMS”), seek damages related to their equity investment in EMS. The defendants named in the complaint are Contran, Valhi, us, EMS and certain current or former of our officers or directors and certain current or former officers or directors of EMS. EMS was formed in 1998 as a majority-owned environmental management subsidiary that contractually assumed certain of our environmental liabilities. In June 2005, EMS received notices from the three minority shareholders indicating that they were exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock. In June 2005 EMS set aside funds as payment for the shares of EMS. As of December 31, 2006, however, the shareholders had not tendered their shares or received any of such funds. The plaintiffs claim that, in preparing the valuation of the plaintiffs’ preferred shares for purchase by EMS, defendants engaged in a pattern of racketeering activity and a conspiracy in violation of United States and New Jersey laws. In addition, the plaintiffs allege that defendants have committed minority shareholder oppression, fraud, breach of fiduciary duty, civil conspiracy, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, breach of contract and tortuous interference with economic relations under New Jersey laws. In July 2006, defendants filed motions to disqualify plaintiffs’ counsel, compel arbitration, transfer venue to the Northern District of Texas, to dismiss the claims against the individual defendants for lack of personal jurisdiction and to dismiss the complaint.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  Approximately 500 of these types of cases remain pending, involving a total of approximately 10,400 plaintiffs and their spouses.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including facts concerning historical operations, the rate of new claims, the number of claims from which we have been dismissed, and our prior experience in the defense of these matters, we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material). Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity. We have and will continue to vigorously seek dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers in North America and Europe. The ten largest customers accounted for approximately 43% of component products sales in 2004 and 2005, and 38% in 2006. CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2004 and 2005, one customer accounted for 11% and 10%, respectively, of CompX’s sales.

Sales of TiO2 accounted for approximately 90% of Kronos’ sales during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Kronos sells TiO2 to over 4,000 customers, with the top ten customers approximating 28% of net sales in 2006, 26% of net sales in 2005 and 25% of net sales in 2004. By volume, approximately one-half of Kronos’ TiO2 sales were to Europe in each of the past three years and approximately 38% in each of 2004 and 2005, and 36% in 2006 were attributable to North America.

At December 31, 2006, consolidated cash, cash equivalents and restricted cash includes $27.5 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2005 - $50 million), all of which is held in trust by a single U.S. bank.

Other

Rent expense, principally for CompX operating facilities and equipment in 2005 and 2006 and principally for Kronos’ operating facilities and equipment during the first six months of 2004, was approximately $6 million in 2004, $800,000 in 2005, and $787,000 in 2006. At December 31, 2006, future minimum rentals under non-cancellable operating leases are approximately $611,000 in 2007, $66,000 in 2008, $35,000 in 2009, $13,000 in 2010 and $1,000 in 2011.

Income taxes

We and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by NL in accordance with the tax allocation policy. In this regard, in the event all or a portion of the $230 million income tax liability related to the shares of Kronos transferred or distributed by NL to Valhi and Tremont becomes payable by Contran to the applicable tax authority (See Note 2), we and every other member of the Contran Tax Group would be jointly and severally liable for such income tax in the event Contran did not pay such tax to the applicable tax authority. However, in this event, we would also have the benefit of Valhi’s indemnification, as described above.

Note 20 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31, 2005		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash, cash equivalents, current and noncurrent restricted cash equivalents and current and noncurrent marketable securities	$90.5	$90.5	$70.1	$70.1

Marketable equity securities - classified as available-for-sale	$87.1	$87.1	$122.3	$122.3

Minority interest in CompX common stock	$45.6	$74.1	$45.4	$91.0

Common stockholders’ equity	$220.3	$684.2	$248.5	$502.4

Fair value of our marketable equity securities, restricted marketable debt securities and notes, and the fair value of our common stockholder’s equity and minority interest in Kronos and CompX, are based upon quoted market prices at each balance sheet date.

Certain of our sales generated by CompX's non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor do they anticipate entering into such contracts for trading or speculative purposes in the future. A majority of the currency forward contracts CompX enters into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective portion of the hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings. Occasionally, CompX enters into currency forward contracts for specific transactions which do not meet the criteria for hedge accounting. CompX marks-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions. At December 31, 2005, CompX held a series of contracts to exchange an aggregate of U.S. $6.5 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.19 per U.S. dollar. The contracts qualified for hedge accounting and matured through March 2006. The exchange rate was $1.17 per U.S. dollar at December 31, 2005. The estimated fair value of the contracts was not material at December 31, 2005. We had no currency forward contracts outstanding at December 31, 2006.

Note 21 - Recent accounting pronouncements:

Variable interest entities - We complied with the consolidation requirements of FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, as of March 31, 2004. We did not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require us to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact of adopting the consolidation requirements of FIN No. 46R was not material.

Inventory Costs - Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, became effective for us for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory be based on normal capacity of the production facilities, as defined by SFAS No. 151. SFAS No. 151 also clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material, requiring those items be recognized as current-period charges. Our existing production cost policies complied with the requirements of SFAS No. 151, therefore the adoption of SFAS No. 151 did not affect our Consolidated Financial Statements.

Stock Options - We adopted the fair value provisions of SFAS No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective application method. SFAS No. 123R, among other things, requires the cost of employee compensation paid with equity instruments to be measured based on the grant-date fair value. That cost is then recognized over the vesting period. Using the modified prospective method, we will apply the provisions of the standard to all new equity compensation granted after January 1, 2006 and any existing awards vesting after January 1, 2006. The number of non-vested equity awards issued by us or our subsidiaries as of December 31, 2005 was not material, and therefore the effect of adopting the fair value provisions of SFAS No. 123R did not have a material impact on our Consolidated Financial Statements.

Prior to the adoption of SFAS No. 123R we accounted for our equity compensation under the variable accounting method whereby the equity awards were revalued based on the current trading price at each balance sheet date. We now account for these awards using the liability method under SFAS No. 123R, which is substantially identical to the variable accounting method we previously used. We recorded net compensation cost for stock-based employee compensation of approximately $1.7 million in 2004, and we recorded net compensation income for stock-based employee compensation of approximately $100,000 in 2005 and $24,000 in 2006. If we or our subsidiaries grant a significant number of equity awards or modify, repurchase or cancel existing equity awards in the future, the amount of equity compensation expense in our Consolidated Financial Statements could be material.

Effective January 1, 2006, SFAS No. 123R requires the cash income tax benefit we receive from the exercise of stock options in excess of the cumulative income tax benefit previously recognized for GAAP financial reporting purposes (which for us did not represent a significant amount in 2006) to be reflected as a component of cash flows from financing activities in our Consolidated Financial Statements.

Planned Major Maintenance Activities - In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Accruing in advance for major maintenance is no longer permitted under FSP No. AUG AIR-1. Upon adoption of this standard, companies, such as Kronos, that previously accrued in advance for major maintenance activities are required to retroactively restate their financial statements to reflect a permitted method of recording expense for all periods presented. We adopted this standard effective December 31, 2006. Accordingly, we have retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance (a method permitted under this standard). The effect of adopting this standard on our previously reported Consolidated Financial Statements is summarized in the tables below.

	December 31,
	2004	2005
	(In thousands)
Increase (decrease) in:
Investment in Kronos	$839	$914
Noncurrent deferred income tax liability	298	323
Additional paid-in capital	(26)	53
Accumulated other comprehensive income - foreign currency	567	538
Total stockholders’ equity	541	591

	Years ended December 31,
	2004	2005
	(In thousands, except per share amounts)
Increase (decrease) in:
Maintenance expense	$(327)	$-
Equity in earnings of Kronos	(465)	140
Provision for income taxes	(20)	49
Minority interest in earnings	111	-
Net income	(229)	91
Net income per diluted share	-	-

Other comprehensive income -foreign currency	51	(29)
Total comprehensive income	(178)	62

Pension and Other Postretirement Plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income. We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax and minority interest, as of December 31, 2006. We will recognize all future changes in the funded status of these plans through comprehensive income, net of tax and minority interest. These future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.  In addition, we currently use September 30 as a measurement date for certain of our pension and postretirement benefit plans, but under this standard we will be required to use December 31 as the measurement date for all of our plans. The measurement date requirement of SFAF No. 158 will become effective for us by the end of 2008 and provides two alternate transition methods; we have not yet determined which transition method we will select. See Note 16 for the effects on our Consolidated Financial Statements as of December 31, 2006 of adopting this standard.

Quantifying Financial Statement Misstatements - In the third quarter of 2006 the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing their views regarding the process of quantifying financial statement misstatements.  The SAB is effective for us as of December 31, 2006.  According to SAB 108 both the “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality.  This is referred to as the “dual approach.”  For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach.  The adoption of SAB 108 did not have a material effect on our previously reported consolidated financial position or results of operations.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008. SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefit~~s~~ of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.   FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  Our current income tax accounting policies comply with this aspect of the new standard.  We will also be required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they are currently recognized, to a separate current or noncurrent liability, depending on the nature of the tax position. In January 2007, the FASB indicated that they will issue clarifying guidance regarding certain aspects of the new standard by the end of March 2007. We are still in the process of evaluating the impact FIN 48 will have on our consolidated financial position and results of operations, and do not expect we will complete that evaluation until the FASB issues their clarifying guidance.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008, although we may apply the provisions earlier on January 1, 2007 if, among other things, we also adopt SFAS No. 157 on January 1, 2007 and elect to adopt SFAS No. 159 by April 30, 2007. We have not yet determined when we will choose to have SFAS No. 159 first become effective for us, nor have we determined which, if any, of our eligible items we will elect to measure at fair value under the new standard. Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

Note 22 - Discontinued operations and assets held for sale:

Prior to December 2004, CompX’s Thomas Regout European operations were classified as held-for-use. In December 2004, CompX’s board of directors adopted a formal plan of disposal which resulted in the reclassification of such operations to held-for-sale. We have classified the results of operations of Thomas Regout for all periods prior to the disposal as discontinued operations. We have not reclassified our Consolidated Statements of Cash Flows to separately present the cash flows of the disposed operations. When CompX adopted a formal plan of disposal, based upon the estimated realizable value (or fair value less costs to sell) of the net assets disposed, we determined that the goodwill associated with the assets held-for-sale was partially impaired. In determining the estimated realizable value of the Thomas Regout operations as of December 31, 2004, we used the sales price inherent in the definitive agreement reached with the purchaser in January 2005 and our estimate of the related transaction costs (or costs to sell). Therefore, in the fourth quarter of 2004, we recognized a $6.5 million impairment charge to write-down our investment in the Thomas Regout operations to estimated realizable value.

In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and is payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. The net proceeds from the January 2005 sale of the European Thomas Regout operations was $864,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the sale), and discontinued operations in 2005 includes a charge related to the differential ($326,000, net of income tax benefit and minority interest). The charge represents an additional impairment of goodwill.

Condensed income statement data for 2004 and 2005 for Thomas Regout is presented below. The $6.5 million and $864,000 impairment charges are included in Thomas Regout’s operating loss for 2004 and 2005, respectively. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with CompX, which arose at the time of CompX’s acquisition of Thomas Regout prior to 2003 and corresponded to certain third-party indebtedness incurred at the time the operations were acquired.

	Years ended December 31,
	2004	2005
	(In millions)

Net sales	$41.7	$-

Operating loss	(3.5)	(.9)
Interest expense	(1.5)	-
Income tax benefit	4.6	.4
Minority interest in net losses	3.9	.2

Net income (loss)	$3.5	$(.3)

Note 23- Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
	(As adjusted)
Year ended December 31, 2005
Net sales	$46.8	$45.7	$47.1	$46.8
Gross margin	$10.3	$10.5	$11.0	$12.0

Income from continuing operations	$15.0	$9.8	$2.9	$5.6
Discontinued operations	(.3)	-	-	-

Net income*	$14.7	$9.8	$2.9	$5.6

Diluted earnings per common share	$.30	$.20	$.06	$.12

Year ended December 31, 2006
Net sales	$47.0	$50.2	$48.8	$44.1
Gross margin	$11.6	$12.4	$12.9	$9.6

Income from continuing operations	$6.6	$2.9	$3.3	$13.3
Discontinued operations	-	(.2)	-	.2

Net income*	$6.6	$2.7	$3.3	$13.5

Diluted earnings per common share	$.14	$.06	$.07	$.28

* All periods presented except fourth quarter 2006 have each been adjusted from amounts previously reported due to the adoption of FSP No. AUG-AIR 1, Accounting for planned major maintenance activities in the fourth quarter 2006. See Note 21.

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

As discussed in Note 21, effective December 31, 2006 we retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for planned major maintenance in accordance with FSP No. AUG AIR-1). The adoption of the FSP had the following effect on our previously reported net income for the periods indicated. Since the amounts are so nominal, there is no change to our previously-reported diluted earnings per share amounts.

	Increase (decrease) in net income
	2005	2006
	(In millions)
Quarter Ended:

March 31	$.2	$.1
June 30	(.1)	(.2)
September 30.1		.2
December 31	(.1)	-

Total	$.1	$.1

Note 24 - Subsequent event:

On February 28, 2007, Valhi's board of directors declared a special dividend in the form of all of the shares of Titanium Metals Corporation ("TIMET") common stock owned by Valhi.  The special dividend is payable on March 26, 2007 to Valhi stockholders of record as of March 12, 2007, which includes us. We expect to receive approximately 2.2 million shares of TIMET common stock in this special dividend, which would represent about 1% of the total number of shares of TIMET common stock outstanding.  We will account for our receipt of these 2.2 million TIMET shares as a transfer of net assets among companies under common control.  Following our receipt of these 2.2 million TIMET shares, we will classify them as a noncurrent available-for-sale marketable security carried at fair value.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

December 31, 2005 and 2006

(In thousands)

	2005	2006
	(As adjusted)

Current assets:
Cash and cash equivalents	$20,149	$11,022
Restricted cash equivalents	-	137
Restricted marketable debt securities	5,428	5,301
Accounts and notes receivable	100	558
Receivable from subsidiaries and affiliates	3,259	998
Prepaid expenses	50	35
Deferred income taxes	5,026	3,084

Total current assets	34,012	21,135

Other assets:
Marketable securities	65,175	91,527
Investment in subsidiaries	107,664	118,101
Investment in Kronos Worldwide, Inc.	147,688	160,527
Pension asset	-	12,807
Other	269	1,099
Property and equipment, net	642	700

Total other assets	321,438	384,761

	$355,450	$405,896

Current liabilities:
Payable to subsidiaries and affiliates	$518	$1,807
Accounts payable and accrued liabilities	8,803	5,271
Income taxes	273	-
Accrued environmental costs	11,113	7,156

Total current liabilities	20,707	14,234

Noncurrent liabilities:
Note payable to affiliate	-	7,380
Deferred income tax	88,721	105,542
Accrued environmental costs	12,420	13,293
Accrued pension cost	942	2,782
Accrued postretirement benefits cost	10,141	11,672
Other	2,246	2,481

Total noncurrent liabilities	114,470	143,150

Stockholders' equity	220,273	248,512

	$355,450	$405,896

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Revenues and other income (expense):
Equity in income of subsidiaries and affiliates	$169,717	$27,617	$37,972
Interest and dividends	1,420	3,105	1,976
Interest income from subsidiaries	13,649	-	-
Securities transactions, net	2,113	14,603	-
Insurance recoveries	552	2,970	7,656
Disposition of property & equipment	99	-	5
Other income, net	223	335	80

	187,773	48,630	47,689

Costs and expenses:
Corporate expense	17,984	19,779	22,797
Interest	409	-	7

	18,393	19,779	22,804

Income before income taxes	169,380	28,851	24,885

Provision for income taxes (benefit)	10,348	(4,454)	(1,225)

Income from continuing operations	159,032	33,305	26,110

Discontinued operations	3,552	(326)	-

Net income	$162,584	$32,979	$26,110

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

Years ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
	(As adjusted)

Cash flows from operating activities:
Net income	$162,584	$32,979	$26,110
Distributions from Kronos	23,168	17,593	17,516
Distributions from CompX	1,297	5,224	5,351
Noncash interest expense (income), net	-	-	-
Deferred income taxes	(3,641)	(20,563)	7,009
Equity in earnings of subsidiaries and investments:
Continuing operations	(169,390)	(27,617)	(37,972)
Discontinued operations	684	326	-
Securities transactions	(2,113)	(14,603)	-
Other, net	(1,203)	(1,225)	(3,097)
Net change in assets and liabilities	(4,294)	(2,204)	(4,843)

Net cash provided (used) by operating activities	7,092	(10,090)	10,074

Cash flows from investing activities:
Repayment of loans from affiliates	31,423	-	-
Change in restricted cash equivalents and restricted marketable debt securities, net	14,460	3,591	(10)
Other	-	-	(57)
Proceeds from sales of securities	2,745	19,176
Purchase of CompX common stock	-	(3,645)	(2,318)

Net cash provided (used) by investing activities	48,628	19,122	(2,385)

Cash flows from financing activities:
Loans from affiliates, net	(22,320)	-	7,380
Dividends paid	-	(36,419)	(24,284)
Common stock issued	915	2,507	88
Treasury stock reissued	8,286	-	-

Net cash used by financing activities	(13,119)	(33,912)	(16,816)

Net change during the year from operating investing and financing activities	42,601	(24,880)	(9,127)
Balance at beginning of year	2,428	45,029	20,149

Balance at end of year	$45,029	$20,149	$11,022

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

Note 1 - Basis of presentation:

The Consolidated Financial Statements of NL Industries, Inc. and the related Notes to Consolidated Financial Statements are incorporated herein by reference. The accompanying financial statements reflect NL Industries, Inc.'s investment in Kronos Worldwide, Inc., CompX International Inc. and NL's other subsidiaries on the equity method of accounting.

Note 2 - Investment in and advances to subsidiaries:

	December 31,
	2005	2006
	(In thousands)
Current:
Receivable from:
Kronos	$145	$238
EWI - income taxes	166	112
Valhi - income taxes	2,073	-
153506 Canada	413	413
CompX - income taxes	462	136
Other	-	99

	$3,259	$998
Payable to:
CompX - income taxes	$-	$259
Valhi - income taxes	-	1,179
Tremont	221	369
EMS	297	-

	$518	$1,807

	December 31,
	2005	2006
	(In thousands)

Investment in:
CompX	$89,625	$94,078
Other subsidiaries	18,039	24,023

	$107,664	$118,101

	Years ended December 31,
	2004	2005	2006
	(In thousands)

Equity in earnings of subsidiaries and affiliates:
Kronos	$158,124	$25,689	$29,345
CompX	6,039	592	8,188
Other subsidiaries	5,554	1,336	439

	$169,717	$27,617	$37,972