Form 10-Q
period 2007-03-31
NL INDUSTRIES INC
filed 2007-05-03
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007
Commission file number 1-640

NL INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700
Dallas, Texas 75240-2697
(Address of principal executive offices)

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

Number of shares of the Registrant's common stock outstanding on April 30, 2007: 48,586,034.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006; March 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Income (unaudited)-
	Three months ended March 31, 2006 (as adjusted);
	Three months ended March 31, 2007	5

	Consolidated Statement of Stockholders' Equity
	and Comprehensive Income -
	Three months ended March 31, 2007 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Three months ended March 31, 2006 (as adjusted);
	Three months ended March 31, 2007	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 6.	Exhibits	35

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

- -

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2006	March 31, 2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$52,742	$50,403
Restricted cash and cash equivalents	7,356	4,642
Marketable securities	9,989	7,511
Accounts and other receivables, net	22,376	24,871
Inventories, net	21,733	23,701
Prepaid expenses and other	1,326	1,536
Deferred income taxes	5,543	5,385

Total current assets	121,065	118,049

Other assets:
Marketable equity securities	122,344	142,859
Investment in Kronos Worldwide, Inc.	160,527	161,544
Pension asset	12,807	13,559
Goodwill	32,969	32,934
Other, net	8,977	9,104

Total other assets	337,624	360,000

Property and equipment:
Land	9,475	9,412
Buildings	30,751	30,830
Equipment	119,233	119,128
Construction in progress	2,559	2,817
	162,018	162,187
Less accumulated depreciation and amortization	91,363	93,348

Net property and equipment	70,655	68,839

Total assets	$529,344	$546,888

- -

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	March 31, 2007
		(Unaudited)

Current liabilities:
Accounts payable	$8,944	$7,620
Accrued liabilities	27,078	38,731
Accrued environmental costs	9,778	8,532
Income taxes	795	1,457

Total current liabilities	46,595	56,340

Noncurrent liabilities:
Accrued environmental costs	40,935	41,169
Accrued postretirement benefit (OPEB) costs	11,672	11,373
Accrued pension costs	2,780	2,667
Deferred income taxes	130,952	104,896
Other	2,482	22,365

Total noncurrent liabilities	188,821	182,470

Minority interest	45,416	45,806

Stockholders' equity:
Common stock	6,073	6,073
Additional paid-in capital	363,472	363,472
Retained earnings	1,826	1,422
Accumulated other comprehensive loss:	(122,859)	(108,695)

Total stockholders' equity	248,512	262,272

Total liabilities, minority interest and stockholders’ equity	$529,344	$546,888

Commitments and contingencies (Notes 9 and 11)

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2006	2007
	(As adjusted)
	(Unaudited)

Net sales	$47,029	$43,551
Cost of sales	35,401	31,429

Gross margin	11,628	12,122

Selling, general and administrative expense	6,718	6,666
Other operating income (expense):
Insurance recoveries	2,236	2,477
Other expense	(101)	(60)
Corporate expense	(4,096)	(4,929)

Income from operations	2,949	2,944

Equity in earnings of Kronos Worldwide, Inc.	5,615	4,609
Other income (expense):
Interest and dividends	1,414	1,099
Securities transactions, net	57	103
Interest expense	(61)	(54)

Income before income taxes and minority interest	9,974	8,701

Provision for income taxes	2,579	2,045

Minority interest in after-tax earnings	751	890

Net income	$6,644	$5,766

Basic and diluted net income per share	$.14	$.12

Weighted-average shares used in the calculation of net income per share:
Basic	48,563	48,586
Dilutive impact of stock options	24	9

Diluted	48,587	48,595

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2007

(In thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholders’	Comprehensive
	stock	capital	earnings	loss	equity	income
	(Unaudited)

Balance at December 31, 2006	$6,073	$363,472	$1,826	$(122,859)	$248,512	$-

Net income	-	-	5,766	-	5,766	5,766

Other comprehensive income, net	-	-	-	14,164	14,164	14,164

Dividends	-	-	(6,073)	-	(6,073)	-

Change in accounting - FIN No. 48	-	-	(97)	-	(97)	-

Balance at March 31, 2007	$6,073	$363,472	$1,422	$(108,695)	$262,272

Comprehensive income						$19,930

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2006	2007
	(As adjusted)
	(Unaudited)

Cash flows from operating activities:
Net income	$6,644	$5,766
Depreciation and amortization	2,790	2,838
Deferred income taxes	1,094	1,093
Minority interest	751	890
Equity in earnings of Kronos Worldwide, Inc.	(5,615)	(4,609)
Dividends from Kronos Worldwide, Inc.	4,379	4,379
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(662)	(620)
Other postretirement benefit expense	(498)	157
Other, net	283	42
Change in assets and liabilities:
Accounts and other receivables, net	(2,115)	(2,826)
Inventories, net	343	(2,083)
Prepaid expenses and other	550	(220)
Accrued environmental costs	(2,052)	(1,012)
Accounts payable and accrued liabilities	(3,409)	(2,979)
Income taxes	(511)	133
Accounts with affiliates	806	106
Other, net	(766)	(1,146)

Net cash provided by (used in) operating activities	2,012	(91)

Cash flows from investing activities:
Capital expenditures	(2,593)	(879)
Change in restricted cash equivalents and marketable debt securities, net	550	2,649
Proceeds from disposal of:
Property and equipment	7	12
Marketable securities	3,746	8,017
Purchase of:
CompX common stock	(404)	-
Marketable securities	(3,967)	(5,381)

Net cash provided by (used in) investing activities	(2,661)	4,418

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended March 31,
	2006	2007
	(As adjusted)
	(Unaudited)

Cash flows from financing activities:
Indebtedness:
Principal payments	$(1,476)	$-
Deferred financing costs paid	(105)	-
Cash dividends paid	(6,070)	(6,073)
Distributions to minority interest	(578)	(565)
Other, net	9	80

Net cash used in financing activities	(8,220)	(6,558)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(8,869)	(2,231)
Currency translation	45	(108)
Cash and cash equivalents at beginning of period	76,912	52,742

Cash and cash equivalents at end of period	$68,088	$50,403

Supplemental disclosures - cash paid for:
Interest, net of amounts capitalized	$45	$6
Income taxes, net	945	825

Non-cash investing activity:
Receipt of TIMET shares	$-	$11,410

See accompanying notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1 - Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at March 31, 2007. Valhi is majority-owned by Contran Corporation. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or persons or companies related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. Our ownership of CompX is primarily through CompX Group, Inc., our majority-owned subsidiary. CompX Group’s sole asset consists of 83% of the outstanding common stock of CompX. We also own an additional 2% of CompX directly. We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method. CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC on March 13, 2007 (the “2006 Annual Report”), except as discussed in Note 12. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliates, including Kronos, taken as a whole.

Note 2 - Accounts and other receivables, net:

	December 31, 2006	March 31, 2007
	(In thousands)

Trade receivables	$20,698	$21,496
Other receivables	1,941	3,963
Receivable from affiliate - Kronos	238	118
Refundable income taxes	215	-
Allowance for doubtful accounts	(716)	(706)

Total	$22,376	$24,871

Note 3 - Inventories, net:

	December 31, 2006	March 31, 2007
	(In thousands)

Raw materials	$5,892	$6,198
In process products	8,744	9,825
Finished products	7,097	7,678

Total	$21,733	$23,701

Note 4 - Marketable equity securities:

	December 31, 2006	March 31, 2007
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,301	$5,367
Other marketable securities	4,688	2,144

Total	$9,989	$7,511

Noncurrent assets (available-for-sale):
Valhi common stock	$122,344	$62,161
TIMET common stock	-	80,698

Total	$122,344	$142,859

The restricted debt securities at December 31, 2006 and March 31, 2007 collateralize certain of our outstanding letters of credit.

At December 31, 2006 and March 31, 2007, we owned approximately 4.7 million shares of Valhi common stock. At March 31, 2007, the quoted market price of Valhi’s common stock was $----13.20 per share, or an aggregate market value of $62.2 million. At December 31, 2006, the quoted market price was $25.98 per share, or an aggregate market value of $122.3 million.

In March 2007, Valhi paid a special dividend to its stockholders in the form of all of the shares of Titanium Metals Corporation (“TIMET”) common stock owned by Valhi. Prior to the special dividend, Valhi owned approximately 35% of TIMET’s outstanding common stock, and Valhi accounted for its interest in TIMET by the equity method. As a result of the special dividend, each Valhi stockholder, including us, received .4776 of a share of TIMET common stock for each share of Valhi common stock held. We received approximately 2.2 million shares of TIMET common stock in the special dividend. For financial reporting purposes, Valhi’s carrying value of the 2.2 million TIMET shares we received was approximately $11.4 million at the date of distribution. We accounted for our receipt of the 2.2 million shares of TIMET common stock by reducing the cost basis of our shares of Valhi common stock by this $11.4 million carryover basis, since we and Valhi are under the common control of Contran.

We have classified our shares of TIMET common stock as an available-for-sale marketable security carried at fair value. At March 31, 2007, the quoted market price of TIMET’s common stock was $----35.88 per share, or an aggregate market value of $80.7 million.

Our unrealized other comprehensive income in the first quarter of 2007 relates primarily to the increase in the aggregate market value of our Valhi and TIMET common stocks during the quarter.

Note 5 - Investment in Kronos:

At December 31, 2006 and March 31, 2007, we owned approximately 17.5 million shares of Kronos common stock. At March 31, 2007, the quoted market price of Kronos’ common stock was $32.41 per share, or an aggregate market value of $567.7 million. At December 31, 2006, the quoted market price was $32.56, or an aggregate market value of $570.3 million.

Selected financial information of Kronos is summarized below:

	December 31, 2006	March 31, 2007
	(In millions)

Current assets	$562.9	$609.5
Property and equipment, net	462.0	459.8
Investment in TiO2 joint venture	113.6	112.6
Other noncurrent assets	283.0	298.3

Total assets	$1,421.5	$1,480.2

Current liabilities	$179.5	$189.1
Long-term debt	535.3	564.8
Accrued pension and postretirement benefits	195.7	195.4
Other noncurrent liabilities	62.6	79.7
Stockholders’ equity	448.4	451.2

Total liabilities and stockholders’ equity	$1,421.5	$1,480.2

	Three months ended March 31,
	2006	2007
	(As adjusted)

Net sales	$304.3	$314.0
Cost of sales	228.5	243.6
Income from operations	35.4	29.3
Net income	15.7	12.9

Note 6 - Other noncurrent assets, net:

	December 31, 2006	March 31, 2007
	(In thousands)

Intangible assets	$3,917	$3,669
Other	5,060	5,435

Total	$8,977	$9,104

Note 7 - Accrued liabilities:

	December 31, 2006	March 31, 2007
	(In thousands)

Employee benefits	$9,506	$7,782
Professional fees	3,220	2,954
Payable to affiliates:
Income taxes - Valhi	1,179	13,947
Other	369	369
Reserve for uncertain tax positions	-	646
Other	12,804	13,033

Total	$27,078	$38,731

Our reserve for uncertain tax positions is discussed in Note 12.

Note 8 - Other noncurrent liabilities:

	December 31, 2006	March 31, 2007
	(In thousands)

Insurance claims and expenses	$1,007	$985
Reserve for uncertain tax positions	-	19,954
Other	1,475	1,426

Total	$2,482	$22,365

Our reserve for uncertain tax positions is discussed in Note 12.

Note 9 - Provision for income taxes:

	Three months ended March 31,
	2006	2007
	(In millions)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$3.5	$3.0
Non-U.S. tax rates	(.1)	(.1)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(1.1)	(1.1)
Other, net	.3	.2

Total	$2.6	$2.0

As discussed in Note 4, we received 2.2 million shares of TIMET common stock in March 2007 when Valhi paid a special dividend. For income tax purposes, the tax basis in the shares of TIMET we received is equal to the fair value of such TIMET shares on the date we received them. However, if the fair value of all of the TIMET shares distributed by Valhi exceeds Valhi’s cumulative earnings and profits as of the end of 2007, we are required to reduce the tax basis of the shares of Valhi common stock we own by an amount equal to the lesser of our tax basis in such Valhi shares and our pro-rata share of the amount by which the aggregate fair value of the TIMET shares distributed by Valhi exceeds Valhi’s earnings and profits. Additionally, if our pro-rata share of the amount by which the aggregate fair value of the TIMET shares distributed by Valhi exceeds Valhi’s earnings and profits is greater than the tax basis of our Valhi shares, we are required to recognize a capital gain for the difference. Valhi has estimated it will have no cumulative earnings and profits as of the end of 2007. In addition, the fair value of the TIMET shares we received exceeds the aggregate tax basis of our Valhi shares. Accordingly, the benefit associated with receiving a fair-value tax basis in our TIMET shares has been completely offset by the elimination of the tax basis in our Valhi shares and the capital gain we are required to recognize for the excess. The income tax generated from this capital gain is approximately $13.5 million. For financial reporting purposes, we provide deferred income taxes for the excess of the carrying value over the tax basis of our shares of both Valhi and TIMET common stock, and as a result the $13.5 million current income tax generated is offset by deferred income taxes we previously provided on our shares of Valhi common stock.

We and our qualifying subsidiaries, and Valhi, are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”), and we make payments to Valhi for income taxes in amounts that we would have paid to the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group. Approximately $12.6 million of the $13.5 million tax related to the TIMET distribution is payable to Valhi (the remaining $.9 million relates to one of our subsidiaries that is not a member of the Contran Tax Group). Valhi is not currently required to pay this $12.6 million tax liability to Contran, nor is Contran currently required to pay this tax liability to the applicable tax authority, because the related taxable gain is currently deferred at the Valhi and Contran levels since Valhi and NL are members of the Valhi tax group on a separate company basis and of the Contran Tax Group. This income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Valhi common stock held by NL are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.  We anticipate that our cash tax payments to Valhi for 2007 will be less than $12.6 million as such amount will be reduced by the income tax benefit related to our current year net corporate expenses.

Note 10 - Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended March 31,
	2006	2007
	(In thousands)

Interest cost	$765	$756
Expected return on plan assets	(1,345)	(1,448)
Amortization of net transition obligations	(16)	-
Recognized actuarial losses	99	72

Total	$(497)	$(620)

Postretirement benefits - The components of net periodic postretirement benefits cost are presented in the table below.

	Three months ended March 31,
	2006	2007
	(In thousands)

Interest cost	$184	$181
Amortization of prior service credit	(28)	(28)
Recognized actuarial losses	-	4

Total	$156	$157

Contributions - We expect our 2007 contributions for our pension and postretirement benefit plans to be consistent with the amount disclosed in our 2006 Annual Report.

Note 11 - Commitments and contingencies:

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

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs. In a 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, the trial judge declared a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor. In 2005, the trial court dismissed the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim against us without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment. Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment. The public nuisance claim was sent to the jury in February 2006, and the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island. The jury also found that we and the two other defendants should be ordered to abate the public nuisance. Following the trial, the trial court dismissed the State’s claim for punitive damages. In February 2007, the court denied the defendants’ post-trial motions to dismiss, for a new trial and for judgment notwithstanding the verdict. In March 2007, the judge signed the final judgment and order, and we filed an appeal. In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants. Also in April, the parties submitted their respective recommendations regarding the appointment of a special master to advise the court on, among other things, the extent, nature and cost of any abatement remedy. The scope of the abatement remedy will be determined by the judge with the assistance of the special master who has not yet been selected. The extent, nature and cost of such remedy are not currently known and will be determined only following additional proceedings.

      The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against us. We believe there are a number of meritorious issues which can be appealed in this case; therefore we currently believe it is not probable that we will ultimately be found liable in this matter. In addition, we cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation. However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful. Therefore it is reasonably possible we could in the near term conclude that it is probable we have incurred some liability in this Rhode Island matter that would result in recognizing a loss contingency accrual. The potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity. Various other cases in which we are a defendant are also pending in other jurisdictions, and new cases may continue to be filed against us, the resolution of which could also result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity. We cannot reasonably estimate the potential impact on our consolidated financial condition, results of operations or liquidity related to these matters.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available or circumstances change. We generally do not discount estimated future expenditures to their present value. We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable. We have not recognized any receivables for such recoveries in 2007.

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

Changes in the accrued environmental costs during the first three months of 2007 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$50,713
Additions charged to expense, net	94
Payments, net	(1,106)

Balance at the end of the period	$49,701

Amounts recognized in the balance sheet at the end of the period:
Current liability	$8,532
Noncurrent liability	41,169

Total	$49,701

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations. At March 31, 2007, we had accrued $--50 million for those environmental matters which we believe are reasonably estimable. We believe that it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $74 million. We have not discounted these estimates of such liabilities to present value.

At March 31, 2007, there are approximately 20 sites for which we are currently unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site. The timing on when information would become available to us to allow us to estimate a range of loss is unknown and dependent on events outside of our control, such as when the party alleging liability provides information to us. At certain of these sites that had previously been inactive, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites. These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

Insurance coverage claims

We are involved in various legal proceedings with certain of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment and asbestos lawsuits. The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or asbestos litigation matters in determining related accruals.

We have an agreement with a former insurance carrier pursuant to which the carrier reimburses us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we ultimately will recover from the carrier for past defense costs incurred by us, because the carrier has certain discretion regarding which past defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.  At March 31, 2007 we had accrued $2.4 million for recovery of lead pigment and asbestos litigation costs which was collected in April 2007. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers. We do not expect further material settlements relating to environmental remediation coverage.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2006 Annual Report.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  Approximately 490 of these types of cases remain pending, involving a total of approximately 7,000 plaintiffs and their spouses.  In addition, the claims of approximately 3,300 former plaintiffs have been administratively dismissed from Ohio State Courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts' medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters. Based on information available to us, including facts concerning historical operations, the rate of new claims, the number of claims from which we have been dismissed, and our prior experience in the defense of these matters, we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material). Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity. We have and will continue to vigorously seek dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us.

For a discussion of other legal proceedings to which we are a party, refer to the financial statements included in our 2006 Annual Report.

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

Note 12 - Recent accounting pronouncements:

Uncertain Tax Positions - On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions. FIN 48 clarifies when and how much of a benefit we can recognize in our Consolidated Financial Statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard; our prior income tax accounting policies had already complied with this aspect of the new standard. We are also required to reclassify any reserves we have for uncertain tax positions from deferred income tax liabilities, where they were classified under prior GAAP, to a separate current or noncurrent liability, depending on the nature of the tax position.

We accrue interest and penalties on unrecognized tax benefits as a component of our provision for income taxes. The amount of interest and penalties we accrued during the first quarter of 2007 was not material, and at March 31, 2007 we had an approximately $.5 million accrued for interest and penalties for our uncertain tax positions.

At March 31, 2007 we had approximately $20.6 million accrued for uncertain tax positions, which did not change significantly from the January 1, 2007 accrual. Of this amount, $21.0 million was reclassified from deferred income tax liabilities (where we classified such reserves prior to our adoption of FIN 48), and the remainder was accounted for as an increase in our retained earnings in accordance with the transition provisions of the new standard. In addition, the benefit associated with approximately $20.5 million of our reserve for uncertain tax positions at January 1, 2007 would, if recognized, affect our effective income tax rate. We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

Kronos also adopted FIN No. 48 as of January 1, 2007. The amount of our pro-rata share of the impact to Kronos from adopting FIN No. 48, net of our applicable deferred income taxes, resulted in a $.5 million decrease in our retained earnings in accordance with the transition provisions of the new standard.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan. Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to 2003 (for Canada) and 2000 (for Taiwan).

Planned Major Maintenance Activities - In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Under FSP No. AUG AIR-1, accruing in advance for major maintenance is no longer permitted. Upon adoption of this standard, companies, such as Kronos, that previously accrued in advance for major maintenance activities are required to retroactively restate their financial statements to reflect a permitted method of recording expense for all periods presented. We adopted this standard effective December 31, 2006. Accordingly, we retroactively adjusted our Consolidated Financial Statements at December 31, 2006 to reflect the direct expense method of accounting for planned major maintenance (a method permitted under this standard). The effect of adopting this standard on our previously reported Consolidated Financial Statements is summarized in our December 31, 2006 Annual Report.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008. We have not yet determined which, if any, of our eligible items we will elect to measure at fair value under the new standard. Therefore, we are currently unable to determine the impact, if any, this standard will have on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business and results of operations overview

We are primarily a holding company. We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. We also own a non-controlling interest in Kronos Worldwide, Inc. Both CompX (NYSE: CIX) and Kronos (NYSE: KRO) file periodic reports with the Securities and Exchange Commission (“SEC”).

CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, tool storage and a variety of other industries. CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.

We account for our 36% non-controlling interest in Kronos by the equity method. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used for a variety of manufacturing applications including plastics, paints, paper and other industrial products.

Forward-looking information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking in nature. Statements found in this report including, but not limited to, the statements found in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent our beliefs and assumptions based on currently available information. In some cases you can identify these forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in forward-looking statements are reasonable, we do not know if these expectations will be correct. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause our actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	Future supply and demand for our products,
•	The extent of the dependence of certain of our businesses on certain market sectors,
•	The cyclicality of our businesses (such as Kronos’ TiO2 operations),
•	The impact of certain long-term contracts on certain of our businesses,
•
Customer inventory levels (such as the extent to which Kronos’ customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases),

•	Changes in raw material and other operating costs (such as energy costs),
•	The possibility of labor disruptions,
•	General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for TiO2),
•	Demand for office furniture,
•	Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation of our competitors,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	Service industry employment levels,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	The introduction of trade barriers,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	The ability to renew or refinance credit facilities,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	Uncertainties associated with new product development,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•
The ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefit of which has been recognized under the more likely than not recognition criteria (such as Kronos’ ability to utilize its German net operating loss carryforwards),

•
Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations),

•
Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers, including us, of lead pigment and lead-based paint, with respect to asserted health concerns associated with the use of such products),

•	The ultimate resolution of pending litigation (such as our lead pigment and environmental litigation and litigation), and
•	Possible future litigation.

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

Results of Operations
---------------
Net Income Overview

Quarter Ended March 31, 2007 Compared to Quarter Ended
March 31, 2006

Our net income was $5.8 million, or $.12 per diluted share, in the first quarter of 2007 compared to net income of $6.6 million, or $.14 per diluted share, in the first quarter of 2006. Our diluted earnings per share decreased from 2006 to 2007 due primarily to the net effect of:

•	lower equity in earnings from Kronos in 2007,
•	higher legal defense costs in 2007, and
•	higher component products income from operations in 2007.

Our income from continuing operations in both 2007 and 2006 includes income of $.03 per diluted share related to certain insurance recoveries.

Income from Operations

The following table shows the components of our income from operations.

	Three months ended
	March 31,		%
	2006	2007	Change
	(In millions)

CompX	$4.8	$5.5	15%
Insurance recoveries	2.2	2.5	14%
Corporate expense and other, net	(4.1)	(5.1)	24%

Income from operations	$2.9	$2.9	-

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL. Each of these items is more fully discussed below.

CompX International Inc.

	Three months ended
	March 31,		%
	2006	2007	Change
	(In millions)

Net sales	$47.0	$43.6	(7)%
Cost of goods sold	35.4	31.5	(11)%
Gross margin	$11.6	$12.1

Income from operations	$4.8	$5.5	15%

Percentage of net sales:
Cost of goods sold	75%	72%
Income from operations	10%	13%

Net sales - Our component products sales decreased in the first quarter of 2007 as compared to the first quarter of 2006. The decrease is due mainly to lower sales to the office furniture market where, for certain products, Asian competitors have established selling prices below a level which we consider would return an acceptable profit, partially offset by higher marine components sales resulting from an acquisition in April 2006.

        Cost of goods sold and gross margin - Our component products cost of goods sold as a percentage of sales decreased by 3% in the first quarter of 2007 compared to 2006. As a result, gross margin increased over the same period even though sales decreased. The resulting improvement in gross margin is primarily due to an improved product mix and a continued focus on reducing costs and improving efficiency, offset in part by higher raw material costs and lower sales.

Operating income - Our component products income from operations increased in the first quarter of 2007 to $5.5 million compared to $4.8 million for the first quarter of 2006. As a percentage of net sales, income from operations increased to 13% for the first quarter of 2007 from 10% for the first quarter of 2006 due to the improvement in gross margins discussed above.

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan). The majority of sales generated from CompX’s non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar. Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Fluctuations in foreign currency exchange rates did not have a significant effect on sales or income from operations in the first quarter of 2007 as compared to the first quarter of 2006.

Outlook - Demand has begun to show some signs of instability across most of our component product lines as customers have begun to react to the slowing of the overall economy. Asian-sourced competitive pricing pressures are expected to continue to challenge us as Asian manufacturers, particularly those located in China, gain share in certain markets. We believe that the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities. Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities. In addition, we continue to develop sources for lower-cost components for certain product lines to strengthen our ability to meet competitive pricing when practical. We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. As a result of pursuing this strategy, we will forgo certain product sales where profitability is less in favor of developing new product and new market opportunities where we believe the combination of our cost control initiatives and value added approach will produce better results for our shareholders. We also expect raw material cost volatility to continue during the remainder of 2007, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

General corporate and other items

Insurance recoveries - Insurance recoveries relate to amounts we received from certain of our former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by us. We have reached an agreement with a former insurance carrier in which the carrier will reimburse us for a portion of our past and future lead pigment litigation defense costs, and we recognized approximately $2.2 million and $2.5 million of recoveries during the first three months of 2006 and 2007, respectively, under this agreement. We are not able to determine how much we will ultimately recover from the carrier for the past defense costs we incurred because the carrier has certain discretion regarding which past defense costs qualify for reimbursement.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters. Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

Corporate expense - Corporate expenses were $4.9 million in the first quarter of 2007, $833,000 or 20% higher than in the first quarter of 2006 primarily due to higher litigation and related expenses and to higher environmental remediation expenses. We expect corporate expenses in 2007 to be higher than in 2006, in part due to higher expected litigation and related expenses.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability. If these events were to occur in the remainder of 2007, our corporate expenses would be higher than we currently estimate. See Note 11 to the Condensed Consolidated Financial Statements.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended
	March 31,		%
	2006	2007	Change
	(As adjusted)
	(In millions)
Kronos historical:
Net sales	$304.3	$314.0	3%
Cost of sales	228.5	243.6	7%

Gross margin	$75.8	$70.4

Income from operations	$35.4	$29.3	(17)%
Other general corporate, net	.5	.6
Interest expense	(10.7)	(9.5)
	25.2	20.4
Income tax expense	9.5	7.5

Net income	$15.7	$12.9

Equity in earnings of Kronos Worldwide, Inc.	$5.6	$4.6

Percentage of net sales:
Cost of sales	75%	78%
Income from operations	12%	9%

TiO2 operating statistics:
Sales volumes*	124	125	-
Production volumes*	127	133	5%

Change in Ti02 net sales:
Ti02 product pricing			(3)%
Ti02 sales volume			-
Ti02 product mix			1%
Changes in currency exchange rates			5%

Total			3%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales - Kronos’ net sales increased 3% or $9.7 million compared to the first quarter of 2006 primarily due to the impact of currency exchange rates, offset somewhat by a 3% decrease in average TiO2 selling prices. Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $16 million, or 5%, compared to the same period in 2006. Kronos expects that average selling prices in the second quarter of 2007 should be lower than the average selling price in the first quarter of 2007.

Kronos’ sales volumes in the first quarter of 2007 were comparable to 2006 as higher sales volumes in Europe and export markets were offset by lower sales volumes in the United States. Kronos’ sales volumes in the United States have been impacted by a decrease in demand for TiO2. Kronos expects that overall demand will continue to remain high for the remainder of the year in Europe and export markets, and will remain somewhat weaker in the United States. Kronos’ TiO2 sales volumes in the first quarter of 2007 set a new record high for a first quarter.

Cost of sales - Kronos’ cost of sales increased $15.1 million or 7% in the first quarter of 2007 compared to 2006 primarily due to the impact of an 8% increase in utility costs (primarily energy costs), a 2% increase in raw material costs and currency fluctuations (primarily the euro). Cost of sales as a percentage of net sales increased to 78% in the first quarter of 2007 compared to 75% in the first quarter of 2006 as the unfavorable effects of higher operating costs and lower average TiO2 selling prices more than offset the favorable effect of higher TiO2 production volumes. TiO2 production volumes increased 5% in the first quarter of 2007 compared to the same period in 2006. Kronos continued to gain operational efficiencies at existing TiO2 facilities by enhancing its processes and debottlenecking production to meet long-term demand. Kronos’ operating rates were near full capacity in both periods, and TiO2 production volumes in the first quarter of 2007 set a new record high for a first quarter.

Through its debottlenecking program, Kronos has added capacity to its German chloride-process facility, and equipment upgrades and enhancements in several locations has allowed Kronos to reduce downtime for maintenance activities. Production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures. Kronos believes that its annual attainable TiO2 production capacity for 2007 is approximately 525,000 metric tons, with some additional capacity expected to be available in 2008 through its continued debottlenecking efforts.

Income from operations - Kronos’ income from operations for the first quarter of 2007 declined by 17% to $29.3 million compared to the same period in 2006. Income from operations as a percentage of net sales declined to 9% in the first quarter of 2007 from 12% in the same period for 2006. This decrease is driven by the decline in gross margin, which fell to 22% for the first quarter of 2007 compared to 25% for the first quarter of 2006. While Kronos’ sales and production volumes are higher in 2007, gross margin has decreased as pricing has not improved to offset the negative impact of increased operating costs (primarily energy costs and raw materials). Changes in currency rates have positively affected Kronos’ gross margin and income from operations. Kronos estimates that the positive effect of changes in foreign currency exchange rates increased income from operations by approximately $3 million in the first quarter of 2007 as compared to the same period in 2006.

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of its foreign operations’ sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos’ sales generated from foreign operations are denominated in the U.S. dollar. Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos’ foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos’ sales and income from operations in 2007 as compared to 2006.

Three months ended March 31, 2007 vs. 2006
Increase in millions
Impact on:
Net sales	$16
Income from operations	$3

Interest expense - Kronos’ interest expense decreased $1.2 million from $10.7 million in the first quarter of 2006 to $9.5 million in the first quarter of 2007 due to the redemption of its 8.875% Senior Secured Notes and the issuance of its 6.5% Senior Secured Notes in the second quarter of 2006. Excluding the effect of currency exchange rates, Kronos expects that interest expense will be lower in second quarter of 2007 as compared to the second quarter of 2006.

Kronos has a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes. The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes - Kronos’ provision for income taxes was $7.5 million in the first quarter of 2007 compared to $9.5 million in the same period last year.

Outlook - Kronos expects that income from operations for the remainder of 2007 will be lower than 2006. Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier- than-expected capacity additions and technological advances. If actual developments differ from Kronos’ expectations, Kronos’ results of operations could be unfavorably affected.

Other items

Interest expense - Substantially all of our interest expense relates to CompX. Interest expense declined in 2007 compared to 2006 due primarily to lower average debt levels.

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

Minority interest - Minority interest in earnings increased $139,000 in the first three months of 2007 as compared to the first three months of 2006. This increase is due to higher earnings of CompX in 2007, partially offset by our increased ownership of CompX.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities (excluding the impact of significant securities transactions, deferred taxes and relative changes in assets and liabilities) are generally similar to trends in our earnings. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. While changes in assets and liabilities generally tend to even out over time, period-to-period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Such changes in assets and liabilities resulted in a net use of cash of approximately $7.1 million in the first quarter of 2006 compared to a net use of cash of $10.0 million in the first quarter of 2007. While our income from operations and other non-operating income (expense) in the first three months of 2007 was comparable to the first three months of 2006, our cash flows from operating activities decreased from $2.0 million provided by operating activities in the first three months of 2006 to $.1 million used in operating activities in the first three months of 2007. This decrease is due principally to $2.4 million of our insurance recoveries that we recognized in March 2007 but did not receive until April 2007. During the first quarter of 2006, we collected all of the insurance recoveries we had recognized.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended March 31,
	2006	2007
	(In millions)

Cash provided by (used in) operating activities:
CompX	$4.0	$4.0
NL Parent and wholly-owned subsidiaries	(.6)	(2.8)
Eliminations	(1.4)	(1.3)

Total	$2.0	$(.1)

Relative changes in working capital can have a significant effect on cash flows from operating activities. Our average days’ sales outstanding increased from 41 days at December 31, 2006 to 43 days at March 31, 2007 due to the timing of collections and a higher accounts receivable balance at the end of March. Our average number of days in inventory was 57 days at December 31, 2006 and 69 days at March 31, 2007. The increase in days in inventory is primarily due to increased raw material costs. For comparative purposes, our average days sales outstanding increased from 40 days at December 31, 2005 to 44 days at March 31, 2006. Our average number of days in inventory was 59 days at December 31, 2005 and 57 days at March 31, 2006.

Investing and financing activities

Net cash used by investing activities totaled $2.7 million in the first quarter of 2006 compared to net cash provided by investing activities of $4.4 million in the first quarter of 2007. This $7.1 million increase is primarily due to the timing of capital expenditures in 2006 and to proceeds from the sale of marketable securities in 2007. Substantially all of our consolidated capital expenditures relate to CompX.

Net cash used by financing activities totaled $8.2 million in the first quarter of 2006 compared to net cash used of $6.6 million in the first quarter of 2007. During 2006, CompX prepaid $1.5 million in certain industrial revenue bonds. During each of the first quarters of 2006 and 2007 we paid $6.1 million, or $.125 per share, in dividends. Distributions to minority interests consist of CompX dividends paid to shareholders other than us.

At March 31, 2007, there were no amounts outstanding under CompX’s $50 million revolving credit facility that matures in January 2009. We do not expect to use any of our cash flow from operating activities generated during 2007 to repay indebtedness.

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

At March 31, 2007, we had an aggregate of $62.6 million of restricted and unrestricted cash, cash equivalents and debt securities. A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$30.9
NL Parent and wholly-owned subsidiaries	31.7

Total	$62.6

In addition, at March 31, 2007 we owned 4.7 million shares of Valhi common stock and 2.2 million shares of TIMET common stock with an aggregate market value of $142.9 million. See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2008) and our long-term obligations (defined as the five-year period ending December 31, 2012, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2007 approximated $.6 million.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos currently pays a regular quarterly cash dividend of $.25 per share. At that rate, and based on the 17.5 million shares of Kronos we held at March 31, 2007, we would receive annual dividends from Kronos of $17.5 million. CompX currently pays a regular quarterly dividend of $.125 per share rate. At that rate, and based on the 10.7 million shares of CompX we held directly or indirectly at March 31, 2007, we would receive annual dividends from CompX of $5.4 million. Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions. In addition, a significant portion of our assets consists of ownership interests in our subsidiaries and affiliates. If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

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

Off-balance sheet financing arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2006 Annual Report.

Commitments and contingencies

There have been no material changes in our contractual obligations since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in Note 11 to the Condensed Consolidated Financial Statements or in Part II, Item 1 of this report. In addition to those legal proceedings described in Note 11 to the Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report. There have been no material changes in these market risks during the first three months of 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Internal Control over Financial Reporting - We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by SEC regulations, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matters discussed below, refer to Note 11 to our Condensed Consolidated Financial Statements and to our 2006 Annual Report.

Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). In March 2007, plaintiffs petitioned the Ohio Supreme Court to take the case on appeal.

Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In March 2007, the court reinstated plaintiffs’ negligence claim.

State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In March 2007, the judge signed the final judgment and order, and we filed an appeal. In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants. Also in April, the parties submitted their respective recommendations regarding the special master.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). In April 2007, the trial court ruled that the contingency fee arrangement between plaintiffs and their counsel was illegal.

Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). In March 2007, the court granted our motion for summary judgment. The time for appeal has not yet expired.

Tyler v. Sherwin Williams Company et al. (District Court, Douglas County, Nebraska, Case No. 1058-174). In March 2007, the court dismissed the appeal because plaintiff had not complied with all procedural requirements at the trial court level.

City of Canton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2006CV05048). In April 2007, the Stark County Housing Authority filed a complaint and motion to intervene as plaintiff. We intend to deny liability and to defend against all of the claims vigorously.

In April 2007, we were served with a complaint in City of Youngstown, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Mahoning County, Ohio, Case No. 2007 CV 01167). The City seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. We intend to deny liability and to defend against all of the claims vigorously.

In May 2007, we were served with a complaint in State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et. al (Court of Common Pleas, Franklin County, Ohio, Case No. 07 CVC 04 4587). The State seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the State accessible to children and damages for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. We intend to deny liability and to defend against all of the claims vigorously.

Circuit Court cases in Milwaukee County, Wisconsin. We have denied liability in all 30 of these complaints.

Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02). In March 2007, we filed a motion to dismiss the claims.

The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)). In April 2007, plaintiffs amended the complaint to add certain claims against the United States, to add an additional defendant, to remove certain bankrupt defendants, and to conform the complaint to recent developments in the governing law.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ). In April 2007, the court denied our motions to dismiss.

Item 1A. Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2006 Annual report. There have been no material changes to such risk factors during the three months ended March 31, 2007.

Item 6. Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NL INDUSTRIES, INC.
                                          (Registrant)

Date May 3, 2007	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date May 3, 2007	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)