Form 10-Q
period 2007-06-30
NL INDUSTRIES INC
filed 2007-08-06
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007
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

Number of shares of the Registrant's common stock outstanding on July 27, 2007: 48,592,034.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006; June 30, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three and six months ended June 30, 2006 (as adjusted);
	Three and six months ended June 30, 2007	5

	Consolidated Statement of Stockholders' Equity
	and Comprehensive Income -
	Six months ended June 30, 2007 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Six months ended June 30, 2006 (as adjusted);
	Six months ended June 30, 2007	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.	Controls and Procedures	34

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits	38

Items 2, 3 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2006	June 30, 2007
		(unaudited)

Current assets:
Cash and cash equivalents	$52,742	$40,582
Restricted cash and cash equivalents	7,356	5,430
Marketable securities	9,989	6,351
Accounts and other receivables, net	22,376	23,105
Inventories, net	21,733	25,526
Prepaid expenses and other	1,326	811
Deferred income taxes	5,543	5,269

Total current assets	121,065	107,074

Other assets:
Marketable equity securities	122,344	148,506
Investment in Kronos Worldwide, Inc.	160,527	161,702
Pension asset	12,807	14,311
Goodwill	32,969	32,812
Intangibles and other, net	8,977	8,008

Total other assets	337,624	365,339

Property and equipment:
Land	9,475	9,569
Buildings	30,751	31,537
Equipment	119,233	123,677
Construction in progress	2,559	8,302
	162,018	173,085
Less accumulated depreciation and amortization	91,363	99,705

Net property and equipment	70,655	73,380

Total assets	$529,344	$545,793

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	June 30, 2007
		(unaudited)

Current liabilities:
Accounts payable	$8,944	$9,314
Accrued liabilities	27,078	35,231
Accrued environmental costs	9,778	9,716
Income taxes	795	1,165

Total current liabilities	46,595	55,426

Noncurrent liabilities:
Accrued environmental costs	40,935	38,309
Accrued postretirement benefit (OPEB) costs	11,672	11,166
Accrued pension costs	2,780	2,553
Deferred income taxes	130,952	103,125
Other	2,482	26,037

Total noncurrent liabilities	188,821	181,190

Minority interest	45,416	46,601

Stockholders' equity:
Common stock	6,073	6,073
Additional paid-in capital	363,472	357,499
Retained earnings (deficit)	1,826	(108)
Accumulated other comprehensive loss	(122,859)	(100,888)

Total stockholders' equity	248,512	262,576

Total liabilities, minority interest and stockholders’ equity	$529,344	$545,793

Commitments and contingencies (Notes 8 and 10)

        See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(as adjusted)		(as adjusted)
	(unaudited)

Net sales	$50,143	$45,229	$97,172	$88,780
Cost of sales	37,794	33,368	73,195	64,797

Gross margin	12,349	11,861	23,977	23,983

Selling, general and administrative expense	6,441	6,571	13,159	13,237
Other operating income (expense):
Insurance recoveries	580	109	2,816	2,586
Other expense	(79)	(732)	(180)	(792)
Corporate expense	(6,420)	(8,515)	(10,516)	(13,444)

Income (loss) from operations	(11)	(3,848)	2,938	(904)

Equity in earnings (losses) of Kronos Worldwide, Inc.	4,586	(10)	10,201	4,599
Other income (expense):
Interest and dividends	1,291	1,370	2,705	2,469
Securities transactions, net	7	(47)	64	56
Interest expense	(51)	(48)	(112)	(102)

Income (loss) from continuing operations before income taxes and minority interest	5,822	(2,583)	15,796	6,118

Provision for income taxes (benefit)	1,838	(1,838)	4,417	207

Minority interest in after-tax earnings	1,122	785	1,873	1,675

Income (loss) from continuing operations	2,862	(1,530)	9,506	4,236

Discontinued operations, net of tax	(177)	-	(177)	-

Net income (loss)	$2,685	$(1,530)	$9,329	$4,236

Basic and diluted net income (loss) per share	$.06	$(.03)	$.19	$.09

Weighted-average shares used in the calculation of net income per share:
Basic	48,565	48,589	48,564	48,587
Dilutive impact of stock options	18	9	21	9

Diluted	48,583	48,598	48,585	48,596

        See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2007

(In thousands)

				Accumulated
		Additional	Retained	other	Total
	Common	paid-in	earnings	comprehensive	stockholders’	Comprehensive
	stock	capital	(deficit)	loss	equity	income
	(unaudited)

Balance at December 31, 2006	$6,073	$363,472	$1,826	$(122,859)	$248,512

Net income	-	-	4,236	-	4,236	$4,236

Issuance of common stock	-	63	-	-	63	-

Other comprehensive income, net	-	-	-	21,971	21,971	21,971

Dividends	-	(6,074)	(6,073)	-	(12,147)	-

Change in accounting – FIN No. 48	-	-	(97)	-	(97)	-

Other	-	38	-	-	38	-

Balance at June 30, 2007	$6,073	$357,499	$(108)	$(100,888)	$262,576

Comprehensive income						$26,207

        See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2006	2007
	(as adjusted)
	(unaudited)
Cash flows from operating activities:
Net income	$9,329	$4,236
Depreciation and amortization	5,752	5,695
Deferred income taxes	3,934	(1,770)
Minority interest:
Continuing operations	1,873	1,675
Discontinued operations	(148)	-
Equity in earnings of Kronos Worldwide, Inc.	(10,201)	(4,599)
Dividends from Kronos Worldwide, Inc.	8,758	8,758
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(1,041)	(1,220)
Other postretirement benefit expense	(881)	315
Other, net	437	219
Change in assets and liabilities:
Accounts and other receivables, net	(1,208)	(632)
Inventories, net	1,050	(3,565)
Prepaid expenses and other	336	524
Accrued environmental costs	(2,286)	(2,688)
Accounts payable and accrued liabilities	(4,861)	718
Income taxes	(1,622)	(587)
Accounts with affiliates	(1,231)	(6,667)
Other, net	(1,790)	(1,613)

Net cash provided by (used in) operating activities	6,200	(1,201)

Cash flows from investing activities:
Capital expenditures	(5,393)	(5,603)
Acquisition, net of cash acquired	(9,832)	-
Collection of note receivable	1,306	1,306
Change in restricted cash equivalents and marketable debt securities, net	(1,397)	1,928
Proceeds from disposal of:
Marketable securities	4,640	9,608
Property and equipment	37	43
Purchase of:
CompX common stock	(1,834)	-
Marketable securities	(4,786)	(5,861)

Net cash provided by (used in) investing activities	(17,259)	1,421

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended June 30,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Principal payments	$(1,490)	$-
Deferred financing costs paid	(105)	-
Cash dividends paid	(12,142)	(12,147)
Distributions to minority interest	(1,144)	(1,131)
Other, net	9	203

Net cash used in financing activities	(14,872)	(13,075)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(25,931)	(12,855)
Currency translation	249	695
Cash and cash equivalents at beginning of period	76,912	52,742

Cash and cash equivalents at end of period	$51,230	$40,582

Supplemental disclosures – cash paid for:
Interest, net of amounts capitalized	$181	$56
Income taxes, net	3,201	9,003

Noncash investing activity - receipt of TIMET shares	$-	$11,410

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at June 30, 2007.  Valhi is majority-owned by Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. Our ownership of CompX is primarily through CompX Group, Inc., our majority-owned subsidiary.  CompX Group’s sole asset consists of 82% of the outstanding common stock of CompX.  We also own an additional 2% of CompX directly.   We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC on March 13, 2007 (the “2006 Annual Report”), except as discussed in Note 11.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended June 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliates, including Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2006	June 30, 2007
	(In thousands)

Trade receivables	$20,698	$22,431
Other receivables	1,941	1,466
Receivable from affiliate – Kronos	238	3
Refundable income taxes	215	-
Allowance for doubtful accounts	(716)	(795)

Total	$22,376	$23,105

Note 3 – Inventories, net:

	December 31, 2006	June 30, 2007
	(In thousands)

Raw materials	$5,892	$7,330
In process products	8,744	10,471
Finished products	7,097	7,725

Total	$21,733	$25,526

Note 4 - Marketable equity securities:

	December 31, 2006	June 30, 2007
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,301	$5,299
Other marketable securities	4,688	1,052

Total	$9,989	$6,351

Noncurrent assets (available-for-sale):
Valhi common stock	$122,344	$76,760
TIMET common stock	-	71,746

Total	$122,344	$148,506

The restricted debt securities at December 31, 2006 and June 30, 2007 collateralize certain of our outstanding letters of credit.

At December 31, 2006 and June 30, 2007, we owned approximately 4.7 million shares of Valhi common stock.  At June 30, 2007, the quoted market price of Valhi’s common stock was $16.30 per share, or an aggregate market value of $76.8 million.  At December 31, 2006, the quoted market price was $25.98 per share, or an aggregate market value of $122.3 million.

In March 2007, Valhi paid a special dividend to its stockholders in the form of the shares of Titanium Metals Corporation (“TIMET”) common stock owned by Valhi.  Prior to the special dividend, Valhi owned approximately 35% of TIMET’s outstanding common stock.  As a result of the special dividend, each Valhi stockholder, including us, received .4776 of a share of TIMET common stock for each share of Valhi common stock held.  We received approximately 2.2 million shares of TIMET common stock in the special dividend.  For financial reporting purposes, Valhi’s carrying value of the 2.2 million TIMET shares we received was approximately $11.4 million at the date of distribution.  We accounted for our receipt of the 2.2 million shares of TIMET common stock by reducing the cost basis of our shares of Valhi common stock by this $11.4 million carryover basis, since we and Valhi are under the common control of Contran.

We have classified our shares of TIMET common stock as an available-for-sale marketable security carried at fair value.  At June 30, 2007, the quoted market price of TIMET’s common stock was $31.90 per share, or an aggregate market value of $71.7 million.

Our unrealized other comprehensive income in 2007 relates primarily to the increase in the aggregate market value of our Valhi and TIMET common stocks during the year-to-date period.

Note 5 – Investment in Kronos:

At December 31, 2006 and June 30, 2007, we owned approximately 17.5 million shares of Kronos common stock.  At June 30, 2007, the quoted market price of Kronos’ common stock was $25.25 per share, or an aggregate market value of $442.3 million.  At December 31, 2006, the quoted market price was $32.56, or an aggregate market value of $570.3 million.

Selected financial information of Kronos is summarized below:

	December 31, 2006	June 30, 2007
	(In millions)

Current assets	$562.9	$609.7
Property and equipment, net	462.0	469.4
Investment in TiO2 joint venture	113.6	115.0
Other noncurrent assets	283.0	291.6

Total assets	$1,421.5	$1,485.7

Current liabilities	$179.5	$193.1
Long-term debt	535.3	564.0
Accrued pension and postretirement benefits	195.7	197.3
Other noncurrent liabilities	62.6	79.6
Stockholders’ equity	448.4	451.7

Total liabilities and stockholders’ equity	$1,421.5	$1,485.7

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(As adjusted)		(As adjusted)
	(In millions)

Net sales	$345.1	$342.6	$649.4	$656.6
Cost of sales	264.2	279.0	492.7	522.6
Income from operations	35.6	23.6	71.0	52.9
Net income	12.8	-	28.5	12.9

Note 6 – Accrued liabilities:

	December 31, 2006	June 30, 2007
	(In thousands)

Employee benefits	$9,506	$9,107
Professional fees	3,220	5,355
Payable to affiliates:
Income taxes – Valhi	1,179	7,154
Other	369	369
Reserve for uncertain tax positions	-	345
Other	12,804	12,901

Total	$27,078	$35,231

Our reserve for uncertain tax positions is discussed in Note 11.

Note 7 – Other noncurrent liabilities:

	December 31, 2006	June 30, 2007
	(In thousands)

Reserve for uncertain tax positions	$-	$23,462
Insurance claims and expenses	1,007	973
Other	1,475	1,602

Total	$2,482	$26,037

Our reserve for uncertain tax positions is discussed in Note 11.

Note 8 - Provision for income taxes:

	Six months ended June 30,
	2006	2007
	(In millions)

Expected tax expense at U.S. federal statutory income tax rate of 35%	$5.5	$2.1
Incremental U.S. tax and rate differences on equity in earnings	(1.1)	(2.2)
Other, net	-	.3

Total	$4.4	$.2

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

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands)

Interest cost	$718	$777	$1,483	$1,533
Expected return on plan assets	(1,348)	(1,451)	(2,693)	(2,899)
Amortization of net transition obligations	(17)	-	(33)	-
Recognized actuarial losses	102	74	201	146

Total	$(545)	$(600)	$(1,042)	$(1,220)

Postretirement benefits - The components of net periodic postretirement benefits cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands)

Interest cost	$183	$182	$367	$363
Amortization of prior service credit	(28)	(28)	(56)	(56)
Recognized actuarial losses	-	4	-	8

Total	$155	$158	$311	$315

Contributions – We expect our 2007 contributions for our pension and postretirement benefit plans to be consistent with the amount disclosed in our 2006 Annual Report.

Note 10 – Commitments and contingencies:

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

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  In 2002, a trial was held on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance and resulted in a mistrial when the jury was unable to reach a unanimous decision.  A second trial commenced in 2005, and in February 2006, the jury found that we and two other defendants:  (i) substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigment in paints and coatings on buildings in Rhode Island; and (ii) should be ordered to abate the public nuisance.  In March 2007, after the trial court denied our post-trial motions, we appealed to the Rhode Island Supreme Court; thereafter, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants.  The appeal is proceeding, and concurrently therewith, the trial court is moving forward with the abatement phase of the matter.  The parties have submitted their respective recommendations regarding the appointment of one or more special masters to advise the trial court in its consideration of a remedial order to implement the abatement remedy.  In June 2007, the trial court issued an order enumerating the powers, duties and responsibilities of the special master and establishing a schedule for the State’s submission of a detailed proposal for abatement and the defendants’ responsive submissions.  The trial court further indicated that it anticipated appointing a special master by September 2007.  The extent, nature and cost of any abatement remedy will be determined only following the resolution of the pending appeal and the conclusion of the trial court’s proceedings relating to the abatement remedy.

     The Rhode Island case is unique in that this is the first time that an adverse verdict in the lead pigment litigation has been entered against us. We believe there are a number of meritorious issues which we have raised in the appeal in this case; therefore we currently believe it is not probable that we will ultimately be found liable in this matter.  In addition, we cannot reasonably estimate potential liability, if any, with respect to this and the other lead pigment litigation.  However, legal proceedings are subject to inherent uncertainties, and we cannot assure you that any appeal would be successful.  Therefore it is reasonably possible we could in the near term conclude that it is probable we have incurred some liability in the Rhode Island matter that would result in recognizing a loss contingency accrual.  The potential liability could have a material adverse impact on net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity.

     We have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases, including the Rhode Island case.  Liability that may result, if any, cannot be reasonably estimated.  In addition, new cases may continue to be filed against us.  We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  The resolution of any of these cases could result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized, and a material adverse impact on our consolidated financial condition and liquidity.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by us to be required for such matters.  In addition, with respect to other PRPs and the fact that we may be jointly and severally liable for the total remediation cost at certain sites, we ultimately could be liable for amounts in excess of our accruals due to, among other things, the reallocation of costs among PRPs or the insolvency of one or more PRPs.  We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred with respect to sites as to which no estimate presently can be made.  Further, we cannot assure you that additional environmental matters will not arise in the future.  If we were to incur any such future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

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

Changes in the accrued environmental costs during the first six months of 2007 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$50,713
Reductions charged against expense, net	(229)
Payments, net	(2,459)

Balance at the end of the period	$48,025

Amounts recognized in the balance sheet at the end of the period:
Current liability	$9,716
Noncurrent liability	38,309

Total	$48,025

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  At June 30, 2007, we had accrued $48 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $71 million.  We have not discounted these estimates of such liabilities to present value.

At June 30, 2007, there are approximately 20 sites for which we are currently unable to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing on when information would become available to us to allow us to estimate a range of loss is unknown and dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these sites that had previously been inactive, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at such sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

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

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs.  We are not able to determine how much we  will ultimately recover from these carriers for past defense costs incurred by us, because of certain issues that arise regarding which past defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  Approximately 470 of these types of cases remain pending, involving a total of approximately 7,000 plaintiffs and their spouses.  In addition, the claims of approximately 3,300 former plaintiffs have been administratively dismissed from Ohio State Courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including facts concerning historical operations, the rate of new claims, the number of claims from which we have been dismissed, and our prior experience in the defense of these matters, we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material).  Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have and will continue to vigorously seek dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us.

For a discussion of other legal proceedings to which we are a party, refer to our 2006 Annual Report.

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

Note 11 – Recent accounting pronouncements:

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

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during the first six months of 2007 was not material, and at June 30, 2007 we had approximately $.7 million accrued for interest and penalties on our uncertain tax positions.

Upon adoption of FIN 48 effective January 1, 2007, we reduced our existing reserves for uncertain tax positions, which we had previously classified as part of our deferred income taxes, by $.4 million which was accounted for as an increase in our retained earnings in accordance with the transition provisions of the new standard.  We reclassified the remaining $23.9 million to our reserve for uncertain tax positions.  At June 30, 2007, we had approximately $23.8 million accrued for uncertain tax positions.  At June 30, 2007, the benefit associated with approximately $20.5 million of our reserve for uncertain tax positions would, if recognized, affect our effective income tax rate.  We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

Kronos also adopted FIN No. 48 as of January 1, 2007.  The amount of our pro-rata share of the impact to Kronos from adopting FIN No. 48, net of our applicable deferred income taxes, resulted in a $.5 million decrease in our retained earnings in accordance with the transition provisions of the new standard.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002.

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
•
The ultimate ability to utilize income tax attributes or change in income tax rates related to such attributes, the benefit of which has been recognized under the more likely than not recognition criteria (such as Kronos’ ability to utilize its German net operating loss carryforwards),

•
Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation at sites related to our former operations),

•
Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers, including us, of lead pigment and lead-based paint, with respect to asserted health concerns associated with the use of such products),

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

Results of Operations

Net Income Overview

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Our net loss was $1.5 million, or $.03 per diluted share, in the second quarter of 2007 compared to net income of $2.7 million, or $.06 per diluted share, in the second quarter of 2006.  Our diluted earnings per share decreased from 2006 to 2007 due primarily to the combined effects of:
•	lower equity in earnings from Kronos in 2007,
•	higher legal defense costs in 2007, and
•	lower component products income from operations in 2007.

Our net income in 2007 includes a charge included in our equity in earnings of Kronos of $.04 per diluted share, net of tax benefit, related to an adjustment of certain income tax attributes of Kronos in Germany as discussed below.

Our net income in 2006 includes:

•	a charge included in our equity in earnings of Kronos of $.11 per diluted share, net of tax benefit, related to Kronos’ redemption of its 8.875% Senior Secured Notes,
•
income included in our equity in earnings of Kronos of $.06 per diluted share, net of income tax, related to Kronos’ aggregate income tax benefit associated with the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, favorable developments with certain income tax issues related to Belgium and the enactment of a reduction in the Canadian federal income tax rate, and

•	income of $.01 per diluted share related to certain insurance recoveries we received.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Our net income was $4.2 million, or $.09 per diluted share, in the first six months of 2007 compared to income of $9.3 million, or $.19 per diluted share, in the first six months of 2006.

The decrease in our diluted earnings per share from 2006 to 2007 is due primarily to the combined effects of:
•	lower equity in net income of Kronos in 2007,
•	higher legal defense costs in 2007, and
•	lower component products income from operations in 2007.

Our net loss in 2007 includes:
•	a charge included in our equity in earnings of Kronos of $.04 per diluted share, net of tax benefit, related to an adjustment of certain income tax attributes of Kronos in Germany, and
•	income of $.03 per diluted share related to certain insurance recoveries.

Our net income in 2006 includes:
•	a charge included in our equity in earnings of Kronos of $.11 per diluted share, net of income tax benefit, related to Kronos’ redemption of its 8.875% Senior Secured Notes,
•
income included in our equity in earnings of Kronos of $.06 per diluted share related to Kronos’ aggregate income tax benefit associated with the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, favorable developments with certain income tax issues related to Belgium and Germany and the enactment of a reduction in the Canadian federal income tax rate, and

•	income of $.04 per diluted share related to certain insurance recoveries.

Outlook Overview

We currently expect to report a net loss for the full year 2007, primarily due to reporting equity in losses of Kronos resulting from a third quarter charge of $89 million that Kronos is expected to recognize concurrently with the enactment of certain changes in the German income tax laws, as further discussed below. We expect to report approximately $20.5 million of equity in losses of Kronos, net of tax benefit, related to this charge in the third quarter of 2007.

Income from Operations

The following table shows the components of our income from operations.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2006	2007	Change	2006	2007	Change
	(In millions)			(In millions)

CompX	$5.8	$4.4	(24)%	$10.6	$9.9	(7)%
Insurance recoveries	.6	.1	(81)%	2.8	2.6	(8)%
Corporate expense and other, net	(6.4)	(8.3)	30%	(10.5)	(13.4)	28%

Income (loss) from operations	$-	$(3.8)	(348)%	$2.9	$(.9)	(131)%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is more fully discussed below.

CompX International Inc.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2006	2007	Change	2006	2007	Change
	(In millions)			(In millions)

Net sales	$50.1	$45.2	(10)%	$97.2	$88.8	(9)%
Cost of sales	37.8	33.3	(12)%	73.2	64.8	(11)%

Gross margin	$12.3	$11.9		$24.0	$24.0

Income from operations	$5.8	$4.4	(24)%	$10.6	$9.9	(7)%

Percentage of net sales:
Cost of sales	75%	74%		75%	73%
Income from operations	12%	10%		11%	11%

Net sales – Our component products sales decreased 10% in the second quarter of 2007 as compared to the second quarter of 2006, and decreased 9% in the first six months of 2007 compared to the first six months of 2006.   The decrease is primarily due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimal margin and lower order rates from many of our customers due to unfavorable economic conditions.

Cost of sales and gross margin – Our component products cost of sales as a percentage of sales decreased from 75% in the second quarter of 2006 to 74% in the second quarter of 2007.  Similarly, cost of sales as a percentage of sales decreased from 75% in the first six months of 2006 to 73% in the first six months of 2007.  As a result, gross margin percentage increased from 25% in the second quarter of 2006 to 26% in the second quarter of 2007, and increased from 25% to 27% in the year-to-date period.  The improvements in our gross margin percentages are primarily due to an improved product mix and full realization in 2007 of certain cost reductions implemented during 2006, offset in part by relative changes in foreign currency exchange rates.  While CompX has experienced higher raw material costs, the unfavorable impact on gross margin was mitigated through the implementation of sales price increases across most products that were affected.

Income from operations – Our component products income from operations decreased to $4.4 million in the second quarter of 2007 from $5.8 million in the second quarter of 2006.  Income from operations in the first six months of 2007 decreased to $9.9 million compared to $10.6 million for the first six months of 2006.  Income from operations decreased in 2007 as compared to the same periods in 2006 as the unfavorable effect of lower sales volume for certain furniture components products resulting from competition from lower priced Asian manufacturers, the effect of lower order rates from many of our customers due to unfavorable economic conditions and the effect of relative changes in foreign currency exchange rates more than offset the favorable effect of a change in product mix and our ongoing focus on reducing costs.  As mentioned above, while CompX has experienced higher raw material costs, the unfavorable impact on gross margin was mitigated through the implementation of sales price increases across most products that were affected.  Although sales declined for the first half of 2007 compared to the same period in 2006, income from operations as a percentage of net sales in 2007 was comparable to 2006 due to a more favorable product mix and to the favorable impact of a continuous focus on reducing costs across all product lines.

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from CompX’s non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of CompX's non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on sales and income from operations in 2007 as compared to 2006.

	Three months ended June 30, 2007 vs. 2006	Six months ended June 30, 2007 vs. 2006
	(Increase (decrease), in thousands)
Impact on:
Sales	$77	$16
Income from operations	(652)	(502)

Outlook – Demand is slowing across most of our component product lines as customers react to the condition of the overall economy.  Asian-sourced competitive pricing pressures are expected to continue to be a challenge for us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forgo certain product sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during the remainder of 2007, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

General corporate and other items

Insurance recoveries– Insurance recoveries relate to amounts we received from certain of our former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries we recognized in both years include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from these carriers for the past defense costs we incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know if we will be successful in obtaining additional reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

Corporate expense – Corporate expenses were $8.5 million in the second quarter of 2007, $2.1 million or 33% higher than in the second quarter of 2006 primarily due to higher litigation and related expenses partially offset by lower environmental remediation expenses.  Corporate expenses were $13.4 million, 28% higher, in the first six months of 2007 compared to the first six months of 2006 due mainly to higher litigation and related expenses, partially offset by lower environmental remediation expenses. We expect corporate expenses in 2007 to be higher than in 2006, in part due to higher expected litigation and related expenses.

Obligations for environmental remediation  costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites for which we cannot currently estimate our liability.  If these events were to occur in the remainder of 2007, our corporate expenses would be higher than we currently estimate. See Note 10 to the Condensed Consolidated Financial Statements.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2006	2007	Change	2006	2007	Change
	(As adjusted)			(As adjusted)
	(In millions)			(In millions)
Kronos historical:
Net sales	$345.1	$342.6	(1)%	$649.4	$656.6	1%
Cost of sales	264.2	279.0	6%	492.7	522.6	6%

Gross margin	$80.9	$63.6		$156.7	$134.0

Income from operations	$35.6	$23.6	(34)%	$71.0	$52.9	(25)%
Other general corporate, net	1.4	.4		1.9	1.0
Loss on prepayment of debt	(22.3)	-		(22.3)	-
Interest expense	(13.1)	(9.8)		(23.8)	(19.3)
	1.6	14.2		26.8	34.6
Income tax expense (benefit)	(11.2)	14.2		(1.7)	21.7

Net income	$12.8	$-		$28.5	$12.9

Percentage of net sales:
Cost of sales	77%	81%		76%	80%
Income from operations	10%	7%		11%	8%

Equity in earnings of Kronos Worldwide, Inc.	$4.6	$-		$10.2	$4.6

TiO2 operating statistics:
Sales volumes*	139	137	(2)%	264	262	(1)%
Production volumes*	130	128	(2)%	257	261	2%

Change in Ti02 net sales:
Ti02 product pricing			(4)%			(3)%
Ti02 sales volume			(2)%			(1)%
Ti02 product mix			1%			- %
Changes in currency exchange rates			4%			5%

Total			(1)%			1%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales– Kronos’ net sales decreased 1% or $2.5 million compared to the second quarter of 2006 primarily due to a 4% decrease in average TiO2 selling prices and a 2% decrease in sales volumes, offset somewhat by the favorable effect of changes in currency exchange rates.  Kronos estimates that the favorable effect of changes in currency exchange rates increased net sales by approximately $15 million, or 4%, compared to the same period in 2006.  Kronos expects that selling prices in the second half of 2007 to be lower than the selling prices in the first half of 2007.

Kronos’ net sales increased 1% or $7.2 million compared to the six months ended June 30, 2006 as the favorable effect of changes in currency exchange rates more than offset the unfavorable impact of a 3% decrease in average prices and a 1% decrease in sales volume.  Kronos estimates that the favorable effect of changes in currency exchange rates increased net sales by approximately $31 million, or 5%, compared to the same period in 2006.

Kronos’ sales volumes were 2% lower in the second quarter of 2007 compared to 2006 and 1% lower in the six months ended June 30, 2007 compared to 2006 due to lower sales volumes in North America, partially offset by higher sales volumes in Europe and export markets.  Sales volumes in North America have been impacted by a decrease in demand for TiO2.  Kronos expects that overall demand will continue to remain high for the remainder of the year in Europe and export markets, and will be somewhat weaker in North America.

Cost of sales– Kronos’ cost of sales increased $14.8 million or 6% in the second quarter of 2007 as compared to the same period in 2006 due to lower production volumes, a slight increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 81% in the second quarter of 2007 compared to 77% in the second quarter of 2006 due to the unfavorable effects of lower average TiO2 selling prices and production volumes.  TiO2 production volumes decreased 2% in the second quarter of 2007 compared to the same period in 2006.

 Kronos’ cost of sales increased $29.9 million or 6% in the six months ended June 30, 2007 as compared to the same period in 2006 due to the net effect of a 2% increase in utility costs (primarily energy costs), a 1% increase in raw material costs, higher production volumes and currency fluctuations (primarily the euro).  The cost of sales percentage of net sales increased to 80% in the six months ended June 30, 2007, compared to 76% in the same period of 2006 as the unfavorable effect of higher raw material and other operating costs (including energy costs) and lower average selling prices more than offset the favorable effect of higher production volumes.  TiO2 production volumes increased 2% in the first six months of 2007 compared to the same period in 2006, and Kronos’ operating rates were near full capacity in both periods.  Kronos’ production volumes were a record for the first six months of 2007.

Income from operations– Kronos’ income from operations for the second quarter of 2007 declined by 34% to $23.6 million compared to the same period in 2006 and declined by 25% to $52.9 million for the six months ended June 30, 2007 compared to the same period in 2006.  Income from operations as a percentage of net sales declined to 7% in the second quarter of 2007 from 10% in the same period for 2006 and declined to 8% in the first six months ended June 30, 2007 from 11% in the same period for 2006.  This decrease is driven by the decline in gross margin, which fell to 19% for the second quarter of 2007 compared to 23% for the second quarter of 2006 and fell to 20% in the first half of 2007 compared to 24% in the same period in 2006.  Kronos’ gross margin has decreased as pricing has not improved to offset the negative impact of higher raw materials and energy costs and lower sales volumes. Changes in currency rates have positively affected Kronos’ gross margin and income from operations.

Currency– Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ foreign operations’ sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar.  A portion of sales generated from Kronos’ foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos’ sales and income from operations in 2007 as compared to 2006.

	Three months ended June 30, 2007 vs. 2006	Six months ended June 30, 2007 vs. 2006
	(Increase, in millions)
Impact on:
Sales	$15	$31
Income from operations	4	7

Interest expense – Kronos’ interest expense decreased $3.3 million to $9.8 million in the second quarter of 2007, and decreased $4.5 million to $19.3 million in the six months ended June 30, 2007 from the same periods in 2006 due to the redemption of its 8.875% Senior Secured Notes and the issuance of its 6.5% Senior Secured Notes in the second quarter of 2006.  Excluding the effect of currency exchange rates, Kronos expects that interest expense in the second half of 2007 will be consistent with the first half of the year.

In May 2006, Kronos International, Inc. (“KII”), a wholly-owned subsidiary of Kronos, redeemed its 8.875% Senior Secured Notes at 104.437% of their aggregate principal amount of euro 375 million (an aggregate of $470.5 million).  Funds for the redemption were provided by KII’s April 2006 issuance of an aggregate euro 400 million principal amount of new 6.5% Senior Secured Notes due April 2013.  Kronos recognized a $22.3 million pre-tax charge in the second quarter of 2006 related to the early extinguishment of the 8.875% Senior Secured Notes, consisting of the call premium on the Notes and the net write-off of deferred financing costs and unamortized premium related to the Notes.

Kronos has a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ provision for income taxes was $14.2 million in the second quarter of 2007 compared to a benefit of $11.2 million in the same period last year and $21.7 million in the first six months of 2007 compared to an income tax benefit of $1.7 million in the same period last year.  Following a European Union Court of Justice decision and subsequent proceedings which concluded in the second quarter of 2007 that Kronos believes may favorably impact it, Kronos initiated a new tax planning strategy.  If Kronos is successful, it would generate a substantial cash tax benefit in the form of refunds of income taxes Kronos has previously paid in Europe which Kronos does not currently expect would affect its future earnings when received.  It may be a number of years before Kronos knows if its implementation of this tax planning strategy will be successful, and accordingly Kronos has not currently recognized any refundable income taxes that it might ultimately receive.  Partially as a result of and consistent with Kronos’ initiation of this tax planning strategy, in the second quarter of 2007 Kronos amended prior-year income tax returns in Germany.  As a consequence of amending its tax returns, Kronos’ German corporate and trade tax net operating loss carryforwards were reduced by an aggregate of euro 13.4 million and euro 22.6 million, respectively, and accordingly, Kronos recognized an $8.7 million provision for deferred income taxes in the second quarter of 2007 related to the adjustment of its German tax attributes.  Kronos’ income tax benefit in 2006 was primarily due to a $9.5 million reduction in its income tax contingency reserves related to favorable developments with income tax audits for its Belgian and Norwegian operations, a $2 million benefit associated with favorable developments with certain income tax issues related to its Belgian and German operations and a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

In July 2007, Germany enacted certain changes in their income tax laws.  The most significant change for us is the reduction of the German corporate and trade income tax rates.  Kronos has a significant net deferred income tax asset in Germany, primarily related to its corporate and trade tax net operating loss carryforwards.  Kronos measures net deferred taxes using the applicable enacted tax rates, and the effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we estimate that Kronos will report a decrease in its net deferred tax asset in Germany of approximately $89 million in the third quarter of 2007.

Outlook - Through its debottlenecking program, Kronos has added capacity to its German chloride-process facility, and equipment upgrades and enhancements in several locations have allowed Kronos to reduce downtime for maintenance activities.  Kronos’ production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures.  Kronos believes that its annual attainable TiO2 production capacity for 2007 is approximately 525,000 metric tons, with some additional capacity expected to be available in 2008 through continued debottlenecking efforts.

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

    In addition, as discussed above Kronos expects to report a net loss for 2007 due primarily to the effect of a reduction in the enacted German income tax rates.

Other items

Interest expense - Substantially all of our interest expense relates to CompX.  Interest expense declined in 2007 compared to 2006 due primarily to lower average debt levels.

Provision for income taxes - See Note 8 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax benefit.

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

Minority interest - Minority interest in earnings decreased $198,000 in the first six months of 2007 as compared to 2006 due primarily to lower earnings of CompX in 2007.

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

Cash flows from operating activities decreased from $6.2 million provided by operating activities in the first six months of 2006 to a net use of cash of $1.2 million in the first six months of 2007.  This $7.4 million decline in cash provided by operating activities is due primarily to:
•	lower income from operations in 2007 of $3.8 million; and
•	higher cash paid for income taxes in 2007 of $5.8 million due in part to income tax payments we made related to the capital gain generated from Valhi’s distribution of TIMET common stock.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Six months ended June 30,
	2006	2007
	(In millions)

Cash provided (used) by operating activities:
CompX	$11.3	$5.3
NL Parent and wholly-owned subsidiaries	(2.4)	(3.8)
Eliminations	(2.7)	(2.7)

Total	$6.2	$(1.2)

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days sales outstanding (“DSO”) increased from 41 days at December 31, 2006 to 44 days at June 30, 2007 due to timing of collection on the higher accounts receivable balance at the end of June.  For comparative purposes, our average DSO increased from 40 days at December 31, 2005 to 41 days at June 30, 2006.  Our average number of days in inventory (“DII”) was 57 days at December 31, 2006 and 70 days at June 30, 2007.  The increase in days in inventory is primarily due to the higher cost of commodity raw materials at June 30, 2007.  For comparative purposes, our average DII decreased from 59 to 57 days at December 31, 2005 and June 30, 2006, respectively, primarily as a result of a lower commodity raw material balance at June 30, 2006 as a result of the utilization of a higher than normal commodity raw material inventory balance acquired in the latter part of 2005.

Investing and financing activities

Net cash provided by investing activities totaled $1.4 million in the second quarter of 2007 compared to net cash used of $17.3 million in the second quarter of 2006.  This $18.7 million increase is primarily due to the net effect of:

•	CompX’s 2006 acquisition of a Marine component products company for $9.8 million, net of cash acquired,
•	our 2006 purchase of approximately 117,000 shares of CompX common stock in market transactions for $1.8 million, and
•	net proceeds from the sale of marketable securities during the second quarter 2007.

Net cash used in financing activities totaled $13.1 million in the first six months of 2007 compared to $14.9 million in the first six months of 2006.  During 2006, CompX prepaid $1.5 million in certain industrial revenue bonds.  In addition, we paid aggregate cash dividends of $12.1 million, or $.125 per share, during the first six months of 2006 and 2007.  Distributions to minority interests consist of CompX dividends paid to shareholders other than us.

At June 30, 2007, there were no amounts outstanding under CompX’s $50 million revolving credit facility that matures in January 2009 and the entire balance was available for future borrowings.  We do not expect to use any of our cash flow from operating activities generated during 2007 to repay indebtedness.

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

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, including the dividends Kronos pays to us.  We generally use these amounts to i) fund capital expenditures, ii) pay ongoing environmental remediation and legal expenses and iii) provide for the payment of dividends.

At June 30, 2007, we had an aggregate of $52.4 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$28.0
NL Parent and wholly-owned subsidiaries	24.4

Total	$52.4

In addition, at June 30, 2007 we owned 4.7 million shares of Valhi common stock and 2.2 million shares of TIMET common stock with an aggregate market value of $148.5 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2008) and our long-term obligations (defined as the five-year period ending December 31, 2012, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2007 approximated $5 million.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Kronos currently pays a regular quarterly cash dividend of $.25 per share.  At that rate, and based on the 17.5 million shares of Kronos we held at June 30, 2007, we would receive annual dividends from Kronos of $17.5 million.  CompX currently pays a regular quarterly dividend of $.125 per share rate.  At that rate, and based on the 10.8 million shares of CompX we held directly or indirectly at June 30, 2007, we would receive annual dividends from CompX of $5.4 million.  Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions.  In addition, a significant portion of our assets consists of ownership interests in our subsidiaries and affiliates.  If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

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

We are subject to certain commitments and contingencies, as more fully described in Note 10 to the Condensed Consolidated Financial Statements or in Part II, Item 1 of this report.  In addition to those legal proceedings described in Note 10 to the Condensed Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NL) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which we and other pigment manufacturers have been successful.  Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations.  While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report.  There have been no material changes in these market risks during the first six months of 2007.

Certain of CompX’s sales generated by our foreign operations are denominated in U.S. dollars.  CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  Additionally, CompX periodically uses currency forward contracts to manage risk associated with other currency transactions such as intercompany dividends from non-U.S. subsidiaries.  CompX has not entered into any of these contracts for trading or speculative purposes in the past, nor do they anticipate entering into such contracts for trading or speculative purposes in the future.  A majority of the currency forward contracts CompX enters into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of the hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally CompX enters into currency forward contracts for specific transactions which do not meet the criteria for hedge accounting, CompX marks-to-market the estimated fair value of such contracts at each balance sheet date, with any resulting gain or loss recognized in income currently as part of net currency transactions.  At June 30, 2007, CompX had one contract outstanding to manage exchange rate risk to exchange an aggregate of U.S. $2.1 million for Canadian dollars at an exchange rate of Cdn $1.13 per U.S. dollar.  This contract does not qualify for hedge accounting and matures in July 2007.  The exchange rate was Cdn $1.06 per U.S. dollar at June 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 10 to our Condensed Consolidated Financial Statements and to our 2006 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835).  In June 2007, the Ohio Supreme Court denied review of the appellate court’s affirmation of the summary judgment order.  This decision concludes the case in our favor.

State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  Please refer to Note 10 to our Condensed Consolidated Financial Statements.

City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1).  In June 2007, the Missouri Supreme Court affirmed the dismissal of this case.  This decision concludes the case in our favor.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  In May 2007, plaintiffs appealed the trial court’s ruling that the contingency fee arrangement between plaintiffs and their counsel was unlawful, and the trial court granted a stay of the case pending resolution of this appeal.

City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066).  The case was tried in May and June 2007, and in June 2007 the jury returned a verdict in favor of NL.  In July 2007, plaintiff filed motions to set aside the verdict and requested a new trial, including a motion to change the verdict.  The court has scheduled a hearing on these motions in September 2007.

In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702).  In June 2007, the New Jersey Supreme Court reversed the appellate court’s ruling on the state’s public nuisance count, with instruction to dismiss the case.  This decision concludes the case in our favor.

Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1).  The time for appeal of the order granting our summary judgment motion has expired.  The decision granting summary judgment concludes the case in our favor.

Jones v. NL Industries, Inc., et al. (United States District Court, Northern District of Mississippi, Case No. 4:03cv229-M-B).  In July 2007, the Fifth Circuit Court of Appeals rejected the appeal and thus affirmed the trial court’s decisions and verdict.  This decision concludes the case in our favor.

Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB).  In May 2007, the court dismissed the plaintiffs’ fraudulent concealment count.

City of E. Cleveland, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Cuyahoga County, Ohio, Case No. CV06602785); and City of Cincinnati, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Hamilton County, Ohio, Case No. A 0611226).  In June 2007, each of these Cities voluntarily dismissed their respective case without prejudice.

City of Lancaster, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Fairfield County, Ohio, Case No. 2006 CV 01055); City of Toledo, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Lucas County, Ohio, Case No. G-4801-CI-200606040-000); and Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480).  In May 2007, each of the courts stayed these cases pending a decision by the Ohio Supreme Court, which was issued on August 1, 2007, upholding the enactment of 2006 SB 117, a bill which clarified the State’s product liability law as applicable to public nuisance actions.

State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 07 CVC 04 4587).  In May 2007, this case was consolidated with the Columbus case.

City of Canton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2006CV05048).  In May 2007, the court granted the Stark County Housing Authority’s motion to intervene.  Also in May, the court consolidated the City ofMassillon case, which was also pending before the court, with this case.  In July 2007, the court heard arguments on the defendants’ motion to dismiss and took the matter under advisement.

City of Massillon, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2007CV01224).  In May 2007, this case was consolidated with the Canton case.

City of Youngstown, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Mahoning County, Ohio, Case No. 2007 CV 01167); City of Athens, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Athens County, Ohio, Case No. 07CI136); and City of Dayton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Montgomery County, Ohio, Case No. 2007 CV 02701).  In May 2007, defendants in each of these cases filed a motion to dismiss the case.

Circuit Court cases in Milwaukee County, Wisconsin.  During the second quarter of 2007, four of the cases were removed to Federal court.

In June 2007, we were served with crossclaims by a third-party defendant in Michel et al. v. Brothers Services, Inc. et al. (Superior Court of New Jersey, Monmouth County, New Jersey, Case No. MON-L-2240-07).  Plaintiffs, a minor child and his parents, seek damages for injuries purportedly caused by lead on the surfaces of the home in which they reside.  We intend to deny all liability and to defend against all of the crossclaims vigorously.

The Quapaw Tribe of Oklahoma et al. v. Blue Tee Corp. et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)), formerly The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al.  In June 2007, plaintiffs amended the complaint to drop the class allegations.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  In May 2007, we moved to dismiss several plaintiffs who failed to respond to discovery requests.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2006 Annual report.  There have been no material changes to such risk factors during the six months ended June 30, 2007.

Item 4.                      Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Shareholders was held on May 25, 2007.  Cecil H. Moore, Jr., Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson and Terry N. Worrell were elected as directors, each receiving votes “For” their election from at least 95.8% of the 48.6 million common shares eligible to vote at the Annual Meeting.

Item 6.                      Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NL INDUSTRIES, INC.
                                                                           (Registrant)

Date August 6, 2007	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date August 6, 2007	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)