Form 10-Q
period 2007-11-05
NL INDUSTRIES INC
filed 2007-11-05
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007
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

Number of shares of the Registrant's common stock outstanding on October 31, 2007: 48,592,034.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006; September 30, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three and nine months ended September 30, 2006 (as adjusted);
	Three and nine months ended September 30, 2007	5

	Consolidated Statement of Stockholders' Equity
	and Comprehensive Income -
	Nine months ended September 30, 2007 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Nine months ended September 30, 2006 (as adjusted);
	Nine months ended September 30, 2007	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	37

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2006	September 30, 2007
		(unaudited)

Current assets:
Cash and cash equivalents	$52,742	$32,483
Restricted cash and cash equivalents	7,356	5,490
Marketable securities	9,989	32,821
Accounts and other receivables, net	22,376	22,787
Inventories, net	21,733	26,646
Prepaid expenses and other	1,326	1,680
Deferred income taxes	5,543	5,555

Total current assets	121,065	127,462

Other assets:
Marketable equity securities	122,344	160,474
Investment in Kronos Worldwide, Inc.	160,527	134,819
Pension asset	12,807	15,063
Goodwill	32,969	33,140
Intangibles and other, net	8,977	7,775

Total other assets	337,624	351,271

Property and equipment:
Land	9,475	9,565
Buildings	30,751	32,300
Equipment	119,233	127,492
Construction in progress	2,559	11,823
	162,018	181,180
Less accumulated depreciation and amortization	91,363	105,278

Net property and equipment	70,655	75,902

Total assets	$529,344	$554,635

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2006	September 30, 2007
		(unaudited)

Current liabilities:
Accounts payable	$8,944	$10,436
Accrued liabilities	27,078	35,022
Accrued environmental costs	9,778	9,561
Income taxes	795	1,164

Total current liabilities	46,595	56,183

Non-current liabilities:
Accrued environmental costs	40,935	37,529
Accrued postretirement benefit (OPEB) costs	11,672	11,002
Accrued pension costs	2,780	2,438
Deferred income taxes	130,952	105,959
Other	2,482	24,452

Total non-current liabilities	188,821	181,380

Minority interest	45,416	46,568

Stockholders' equity:
Common stock	6,073	6,073
Additional paid-in capital	363,472	351,425
Retained earnings (deficit)	1,826	(16,135)
Accumulated other comprehensive loss	(122,859)	(70,859)

Total stockholders' equity	248,512	270,504

Total liabilities, minority interest and stockholders’ equity	$529,344	$554,635

Commitments and contingencies (Notes 10 and 11)

        See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(as adjusted)		(as adjusted)
	(unaudited)

Net sales	$48,812	$46,389	$145,984	$135,169
Cost of sales	35,955	35,124	109,150	99,921

Gross margin	12,857	11,265	36,834	35,248

Selling, general and administrative expense	6,673	6,596	19,832	19,833
Other operating income (expense):
Insurance recoveries	48	1,183	2,864	3,769
Other income (expense)	155	(447)	48	(1,239)
Corporate expense	(7,686)	(5,976)	(18,275)	(19,420)

Income (loss) from operations	(1,299)	(571)	1,639	(1,475)

Equity in earnings (losses) of Kronos Worldwide, Inc.	4,385	(29,051)	14,586	(24,452)
Other income (expense):
Interest and dividends	1,329	1,082	4,034	3,551
Securities transactions, net	82	(15)	146	41
Interest expense	(50)	(49)	(162)	(151)

Income (loss) from continuing operations before income taxes and minority interest	4,447	(28,604)	20,243	(22,486)

Provision for income taxes (benefit)	30	(13,411)	4,447	(13,204)

Minority interest in after-tax earnings	1,126	834	2,999	2,509

Income (loss) from continuing operations	3,291	(16,027)	12,797	(11,791)

Discontinued operations, net of tax	-	-	(177)	-

Net income (loss)	$3,291	$(16,027)	$12,620	$(11,791)

Basic and diluted net income (loss) per share	$.07	$(.33)	$.26	$(.24)

Weighted-average shares used in the calculation of net income per share:
Basic	48,569	48,592	48,566	48,589
Dilutive impact of stock options	15	-	18	-

Diluted	48,584	48,592	48,584	48,589

        See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2007

(In thousands)

				Accumulated
		Additional	Retained	other	Total
	Common	paid-in	earnings	comprehensive	stockholders’	Comprehensive
	stock	capital	(deficit)	loss	equity	income
	(unaudited)

Balance at December 31, 2006	$6,073	$363,472	$1,826	$(122,859)	$248,512

Net loss	-	-	(11,791)	-	(11,791)	$(11,791)

Issuance of common stock	-	63	-	-	63	-

Other comprehensive income, net	-	-	-	52,000	52,000	52,000

Dividends	-	(12,148)	(6,073)	-	(18,221)	-

Change in accounting – FIN No. 48	-	-	(97)	-	(97)	-

Other	-	38	-	-	38	-

Balance at September 30, 2007	$6,073	$351,425	$(16,135)	$(70,859)	$270,504

Comprehensive income						$40,209

        See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$12,620	$(11,791)
Depreciation and amortization	8,644	8,549
Deferred income taxes	5,546	(15,791)
Minority interest:
Continuing operations	2,999	2,509
Discontinued operations	(148)	-
Equity in (earnings) losses of Kronos Worldwide, Inc.	(14,586)	24,452
Dividends from Kronos Worldwide, Inc.	13,137	13,137
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(1,552)	(1,837)
Other postretirement benefit expense	(1,230)	472
Other, net	825	645
Change in assets and liabilities:
Accounts and other receivables, net	(1,557)	96
Inventories, net	536	(4,390)
Prepaid expenses and other	549	(330)
Accrued environmental costs	(3,468)	(3,623)
Accounts payable and accrued liabilities	(1,173)	5,302
Income taxes	(422)	(589)
Accounts with affiliates	(4,182)	(11,685)
Other, net	(2,552)	(2,994)

Net cash provided by operating activities	13,986	2,132

Cash flows from investing activities:
Capital expenditures	(9,117)	(9,994)
Acquisition, net of cash acquired	(9,832)	-
Collection of note receivable	1,306	1,306
Change in restricted cash equivalents and marketable debt securities, net	(1,537)	1,933
Proceeds from disposal of:
Marketable securities	9,209	9,917
Property and equipment	45	48
Purchase of:
CompX common stock	(2,278)	(2,194)
Marketable securities	(9,357)	(5,861)

Net cash used in investing activities	(21,561)	(4,845)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended September 30,
	2006	2007
	(as adjusted)
	(unaudited)

Cash flows from financing activities:
Indebtedness:
Principal payments	$(1,516)	$-
Deferred financing costs paid	(105)	-
Cash dividends paid	(18,213)	(18,221)
Distributions to minority interest	(1,708)	(1,694)
Other, net	113	1,445

Net cash used in financing activities	(21,429)	(18,470)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(29,004)	(21,183)
Currency translation	225	924
Cash and cash equivalents at beginning of period	76,912	52,742

Cash and cash equivalents at end of period	$48,133	$32,483

Supplemental disclosures – cash paid for:
Interest, net of amounts capitalized	$105	$82
Income taxes, net	3,330	14,968

Noncash investing activity - receipt of TIMET shares	$-	$11,410

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at September 30, 2007.  Valhi is majority-owned by Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc. Our ownership of CompX is primarily through CompX Group, Inc., our majority-owned subsidiary, as of September 30, 2007.  CompX Group’s sole asset consists of 83% of the outstanding common stock of CompX.  We also own an additional 3% of CompX directly.   See Note 12.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).  During the first nine months of 2007, CompX purchased approximately 114,000 shares of its Class A common stock in market transactions for an aggregate of $2.2 million.  See Notes 10 and 12.

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC on March 13, 2007 (the “2006 Annual Report”), except as discussed in Note 11.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended September 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our 2006 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliates, including Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2006	September 30, 2007
	(In thousands)

Trade receivables	$20,698	$21,051
Other receivables	1,941	2,402
Receivable from affiliate – Kronos	238	-
Refundable income taxes	215	-
Allowance for doubtful accounts	(716)	(666)

Total	$22,376	$22,787

Note 3 – Inventories, net:

	December 31, 2006	September 30, 2007
	(In thousands)

Raw materials	$5,892	$8,048
Work in process	8,744	10,583
Finished products	7,097	8,015

Total	$21,733	$26,646

Note 4 - Marketable equity securities:

	December 31, 2006	September 30, 2007
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,301	$5,234
TIMET common stock	-	26,848
Other marketable securities	4,688	739

Total	$9,989	$32,821

Noncurrent assets (available-for-sale):
Valhi common stock	$122,344	$111,843
TIMET common stock	-	48,631

Total	$122,344	$160,474

The restricted debt securities at December 31, 2006 and September 30, 2007 collateralize certain of our outstanding letters of credit.

At December 31, 2006 and September 30, 2007, we owned approximately 4.7 million shares of Valhi common stock.  At September 30, 2007, the quoted market price of Valhi’s common stock was $23.75 per share, or an aggregate market value of $111.8 million.  At December 31, 2006, the quoted market price was $25.98 per share, or an aggregate market value of $122.3 million.

In March 2007, Valhi paid a special dividend to its stockholders in the form of the shares of Titanium Metals Corporation (“TIMET”) common stock owned by Valhi.  Prior to the special dividend, Valhi owned approximately 35% of TIMET’s outstanding common stock.  As a result of the special dividend, each Valhi stockholder, including us, received .4776 of a share of TIMET common stock for each share of Valhi common stock held.  We received approximately 2.2 million shares of TIMET common stock in the special dividend.  For financial reporting purposes, Valhi’s carrying value of the 2.2 million TIMET shares we received was approximately $11.4 million at the date of distribution.  We accounted for our receipt of the 2.2 million shares of TIMET common stock by reducing the cost basis of our shares of Valhi common stock by this $11.4 million carryover basis, since we and Valhi are under the common control of Contran.  At September 30, 2007, the quoted market price of TIMET’s common stock was $33.56 per share, or an aggregate market value of $75.5 million.  In October 2007, we sold 800,000 shares of our TIMET common stock to Valhi for approximately $26.8 million cash.  See Note 12.  As a result, we have classified the TIMET shares sold to Valhi as a current asset at September 30, 2007.

Our unrealized other comprehensive income in 2007 relates primarily to the increase in the aggregate market value of our Valhi and TIMET common stocks during the year-to-date period.

Note 5 – Investment in Kronos:

At December 31, 2006 and September 30, 2007, we owned approximately 17.5 million shares of Kronos common stock.  At September 30, 2007, the quoted market price of Kronos’ common stock was $18.88 per share, or an aggregate market value of $330.7 million.  At December 31, 2006, the quoted market price was $32.56, or an aggregate market value of $570.3 million.  The change in the carrying value of our investment in Kronos during the first nine months of 2007 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$160.5
Equity in losses of Kronos	(24.5)
Dividends received from Kronos	(13.1)
Other, principally equity in other comprehensive income items of Kronos	11.9

Balance at the end of the period	$134.8

Selected financial information of Kronos is summarized below:

	December 31, 2006	September 30, 2007
	(In millions)

Current assets	$562.9	$655.6
Property and equipment, net	462.0	497.4
Investment in TiO2 joint venture	113.6	117.5
Other noncurrent assets	283.0	212.5

Total assets	$1,421.5	$1,483.0

Current liabilities	$179.5	$250.5
Long-term debt	535.3	568.1
Accrued pension and postretirement benefits	195.7	206.8
Other non-current liabilities	62.6	81.0
Stockholders’ equity	448.4	376.6

Total liabilities and stockholders’ equity	$1,421.5	$1,483.0

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(As adjusted)		(As adjusted)
	(In millions)

Net sales	$331.6	$343.3	$981.0	$999.9
Cost of sales	255.3	276.4	748.0	799.0
Income from operations	35.2	22.1	106.2	75.0
Net income (loss)	12.2	(81.2)	40.7	(68.3)

Note 6 – Accrued liabilities:

	December 31, 2006	September 30, 2007
	(In thousands)

Employee benefits	$9,506	$11,039
Professional fees	3,220	6,830
Payable to affiliates:
Income taxes – Valhi	1,179	3,186
Other	369	373
Reserve for uncertain tax positions	-	361
Other	12,804	13,233

Total	$27,078	$35,022

Our reserve for uncertain tax positions is discussed in Note 11.

Note 7 – Other non-current liabilities:

	December 31, 2006	September 30, 2007
	(In thousands)

Reserve for uncertain tax positions	$-	$21,990
Insurance claims and expenses	1,007	956
Other	1,475	1,506

Total	$2,482	$24,452

Our reserve for uncertain tax positions is discussed in Note 11.

Note 8 - Provision (benefit) for income taxes:

	Nine months ended September 30,
	2006	2007
	(In millions)

Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$7.0	$(7.9)
Incremental U.S. tax and rate differences on equity in earnings	(2.7)	(3.9)
Change in reserve for uncertain tax positions	.2	(1.4)
Other, net	(.1)	-

Total	$4.4	$(13.2)

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

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)

Interest cost	$751	$758	$2,234	$2,291
Expected return on plan assets	(1,352)	(1,449)	(4,045)	(4,348)
Amortization of net transition obligations	(17)	-	(50)	-
Recognized actuarial losses	107	73	308	219

Total	$(511)	$(618)	$(1,553)	$(1,838)

Postretirement benefits - The components of net periodic postretirement benefits cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In thousands)

Interest cost	$184	$182	$551	$545
Amortization of prior service credit	(28)	(28)	(84)	(84)
Recognized actuarial losses	-	3	-	11

Total	$156	$157	$467	$472

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

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  In 2002, a trial was held on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance and resulted in a mistrial when the jury was unable to reach a unanimous decision.  A second trial commenced in 2005, and in February 2006, the jury found that we and two other defendants:  (i) substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigment in paints and coatings on buildings in Rhode Island; and (ii) should be ordered to abate the public nuisance.  In March 2007, after the trial court denied our post-trial motions, we appealed to the Rhode Island Supreme Court; thereafter, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants.  The appeal is proceeding, and concurrently therewith, the trial court is moving forward with the abatement phase of the matter.  The parties have submitted their respective recommendations regarding the appointment of one or more special masters to advise the trial court in its consideration of a remedial order to implement the abatement remedy.  In June 2007, the trial court issued an order enumerating the powers, duties and responsibilities of the special master and establishing a schedule for the State’s submission of a detailed proposal for abatement and the defendants’ responsive submissions.  In September 2007, the State submitted its plan of abatement; the defendants’ response is due in December.  The trial court conducted special master interviews in October 2007.  The extent, nature and cost of any abatement remedy will be determined only following the resolution of the pending appeal and the conclusion of the trial court’s proceedings relating to the abatement remedy.

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

Environmental matters and litigation

Our operations are governed by various environmental laws and regulations.  Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and foreign statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe that all of our facilities are in substantial compliance with applicable environmental laws.

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable.  In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates.  Because we may be jointly and severally liable for the total remediation cost at certain sites, the amount for which we are ultimately liable may exceed our accruals due to, among other things, the reallocation of costs among PRPs or the insolvency of one or more PRPs.  We cannot assure you that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and we cannot assure you that costs will not be incurred for sites where no estimates presently can be made.  Further, additional environmental matters may arise in the future.  If we were to incur any future liability, this could have a material adverse effect on our consolidated financial statements, results of operations and liquidity.

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At September 30, 2007, we had no material receivables for recoveries.

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental costs.  The timing of payments depends upon a number of factors including the timing of the actual remediation process; which in turn depends on factors outside of our control.  At each balance sheet date, we estimate the amount of our accrued environmental costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability.  We classify the remaining accrued environmental costs as a noncurrent liability.

Changes in the accrued environmental costs during the first nine months of 2007 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$50,713
Reductions credited to income, net	(168)
Payments, net	(3,455)

Balance at the end of the period	$47,090

Amounts recognized in the balance sheet at the end of the period:
Current liability	$9,561
Noncurrent liability	37,529

Total	$47,090

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  At September 30, 2007, we had accrued $47 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $71 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At September 30, 2007, there are approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  Approximately 470 of these types of cases remain pending, involving a total of approximately 7,000 plaintiffs and their spouses.  In addition, the claims of approximately 3,300 former plaintiffs have been administratively dismissed from Ohio State Courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
•	facts concerning historical operations,
•	the rate of new claims,
•	the number of claims from which we have been dismissed,
•	and our prior experience in the defense of these matters,

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

CompX stock repurchase program

In August 2007, CompX’s board of directors authorized the repurchase of up to 500,000 shares of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization is in addition to the 467,000 shares of Class A common stock that remained available at the close of business on August 9, 2007 for repurchase under prior authorizations of CompX’s board of directors.  CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled. At September 30, 2007 approximately 869,500 shares were available for purchase under these repurchase authorizations.  See Note 12.

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

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during the first nine months of 2007 was not material, and at September 30, 2007 we had approximately $1.3 million accrued for interest and penalties on our uncertain tax positions.

Upon adoption of FIN 48 effective January 1, 2007, we reduced our existing reserves for uncertain tax positions, which we had previously classified as part of our deferred income taxes, by $.4 million which was accounted for as an increase in our retained earnings in accordance with the transition provisions of the new standard.  We reclassified the remaining $23.9 million to our reserve for uncertain tax positions.  Our reserve for uncertain tax positions decreased by approximately $1.5 million during the first nine months of 2007 primarily due to the lapse of applicable statute of limitations.  At September 30, 2007, we had approximately $22.4 million accrued for uncertain tax positions.  At September 30, 2007, the benefit associated with our reserve for uncertain tax positions would, if recognized, affect our effective income tax rate.  We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

Kronos also adopted FIN No. 48 as of January 1, 2007.  The amount of our pro-rata share of the impact to Kronos from adopting FIN No. 48, net of our applicable deferred income taxes, resulted in a $.5 million decrease in our retained earnings in accordance with the transition provisions of the new standard.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for Taiwan and 2003 for Canada.

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

Note 12 – Subsequent events:

On October 11, 2007 Valhi purchased 800,000 shares of TIMET common stock from us at a cash price of $33.50 per share, or an aggregate of $26.8 million. The transaction was approved by the independent members of our board of directors.  The transaction was valued based on TIMET’s October 10, 2007 closing market price.  We will recognize a $22.7 million pre-tax securities transaction gain in the fourth quarter of 2007 related to the sale.

In October 2007, CompX repurchased or cancelled 2.7 million shares of its Class A common stock held by TIMET, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group.  The repurchase was approved by the independent members of CompX’s board of directors.  CompX purchased these shares for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a consolidated promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase from TIMET was approved.  The promissory note bears interest at LIBOR plus 1% and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  CompX may make prepayments on the promissory note at any time, in any amount, without penalty.  The consolidated promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  As a result of the repurchase and/or cancellation of CompX’s Class A shares from TIMET, TIMET no longer has any direct or indirect ownership in CompX or in CompX Group.  CompX’s outstanding Class A shares were reduced by 2.7 million and, as a result, our ownership interest in CompX increased to approximately 86%.  Further, as part of the purchase and/or cancellation of CompX shares from TIMET, we ceased to have an ownership interest in CompX Group, and our ownership interest in CompX is now all directly held.

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

Results of Operations

Net Income Overview

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Our net loss was $16.0 million, or $.33 per diluted share, in the third quarter of 2007 compared to net income of $3.3 million, or $.07 per diluted share, in the third quarter of 2006.  Our diluted earnings per share decreased from 2006 to 2007 due primarily to the net effects of:
•	lower equity in earnings from Kronos in 2007;
•	higher insurance recoveries in 2007;
•	lower environmental remediation costs in 2007; and
•	lower component products income from operations in 2007.

Our net loss in 2007 includes:
•
a charge included in our equity in earnings of Kronos of $.43 per diluted share, related to a reduction in Kronos’ net deferred income tax asset resulting from a change in German income tax rates as discussed below, and

•	income of $.03 per diluted share due to a net reduction in our reserve for uncertain tax positions.

Our net income in 2006 includes a net expense included in our equity in earnings of Kronos of $.02 per diluted share related to the unfavorable resolution of certain income tax issues related to Kronos’ operations in Germany and an increase in Kronos’ reserve for uncertain tax positions principally related to ongoing income tax audits of Kronos in Germany.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Our net loss was $11.8 million, or $.24 per diluted share, in the first nine months of 2007 compared to income of $12.6 million, or $.26 per diluted share, in the first nine months of 2006.

The decrease in our diluted earnings per share from 2006 to 2007 is due primarily to the net effects of:
•	lower equity in net income of Kronos in 2007;
•	higher legal defense costs in 2007;
•	lower environmental remediation costs in 2007; and
•	lower component products income from operations in 2007.

Our net loss in 2007 includes:
•
a charge included in our equity in earnings of Kronos of $.43 per diluted share, related to a reduction in Kronos’ net deferred income tax asset resulting from a change in German income tax rates as discussed below;

•	a charge included in our equity in earnings of Kronos of $.04 per diluted share, related to an adjustment of certain income tax attributes of Kronos in Germany;
•	income of $.03 per diluted share due to a net reduction in our reserve for uncertain tax positions; and
•	income of $.05 per diluted share related to certain insurance recoveries.

Our net income in 2006 includes:
•	a charge included in our equity in earnings of Kronos of $.11 per diluted share, net of income tax benefit, related to Kronos’ redemption of its 8.875% Senior Secured Notes,
•
income included in our equity in earnings of Kronos of $.04 per diluted share related to Kronos’ aggregate income tax benefit associated with the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, favorable developments with certain income tax issues related to Kronos’ German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate offset by the unfavorable resolution of certain other income tax issues related to Kronos’ German operations, and an increase in Kronos’ income tax contingency reserve principally related to ongoing income tax audits in Germany, and

•	income of $.04 per diluted share related to certain insurance recoveries.

Outlook Overview

We currently expect to report significantly lower net income for the full year 2007 compared to 2006, primarily due to reporting equity in losses of Kronos resulting from a third quarter charge of $90.8 million that Kronos recognized concurrently with the enactment of certain changes in the German income tax laws, as further discussed below.  We expect to recognize a pre-tax securities transaction gain of approximately $22.7 million in the fourth quarter of 2007 from the sale of a portion of our TIMET shares to Valhi.  See Note 12 to our Condensed Consolidated Financial Statements.

Income from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2006	2007	Change	2006	2007	Change
	(In millions)			(In millions)

CompX	$6.2	$4.2	(32)%	$16.8	$14.1	(16)%
Insurance recoveries	.1	1.2	1,100%	2.9	3.8	31%
Corporate expense and other, net	(7.6)	(6.0)	(21)%	(18.1)	(19.4)	7%

Income (loss) from operations	$(1.3)	$(.6)	54%	$1.6	$(1.5)	(194)%

Amounts attributable to CompX relate to our components products business, while the other amounts generally relate to NL.  Each of these items is more fully discussed below.

CompX International Inc.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2006	2007	Change	2006	2007	Change
	(In millions)			(In millions)

Net sales	$48.8	$46.4	(5)%	$146.0	$135.1	(7)%
Cost of sales	35.9	35.1	(2)%	109.2	99.9	(8)%

Gross margin	$12.9	$11.3		$36.8	$35.2

Income from operations	$6.2	$4.2	(32)%	$16.8	$14.1	(16)%

Percentage of net sales:
Cost of sales	74%	76%		75%	74%
Income from operations	13%	9%		12%	10%

Net sales – Our component products sales decreased 5% in the third quarter of 2007 as compared to the third quarter of 2006, and decreased 7% in the first nine months of 2007 compared to the first nine months of 2006.   The decreases were primarily due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimal margin as well as lower order rates from many of our customers due to unfavorable economic conditions, offset in part by sales price increases for certain products to mitigate the effect of higher raw material costs.

Cost of sales and gross margin – Our component products cost of sales as a percentage of sales increased from 74% in the third quarter of 2006 to 76% in the third quarter of 2007.  Our cost of sales as a percentage of sales decreased from 75% in the first nine months of 2006 to 74% in the first nine months of 2007.  As a result, gross margin percentage decreased from 26% in the third quarter of 2006 to 24% in the third quarter of 2007, and increased from 25% to 26% in the year-to-date period.  The decrease in the gross margin percentage quarter-over-quarter is the result of the effect of relative changes in foreign currency exchange rates and lower sales volumes.  Our gross margin percentage improved in the year-to-date period as the favorable effects of an improved product mix and the full realization in 2007 of certain cost reductions implemented during 2006 more than offset the negative effect of relative changes in foreign currency exchange rates and lower sales volumes.  As mentioned above, while we have experienced higher raw material costs, we have partially mitigated any unfavorable impact to gross margin through the implementation of sales price increases across most products that were affected.

Income from operations – Our component products income from operations decreased to $4.2 million in the third quarter of 2007 from $6.2 million in the third quarter of 2006.  Income from operations in the first nine months of 2007 decreased to $14.1 million compared to $16.8 million for the first nine months of 2006.  Operating income decreased in 2007 as compared to the same periods in 2006 as the unfavorable effect of lower sales volumes for certain furniture components products resulting from competition from lower priced Asian manufacturers, the effect of lower order rates from many of our customers due to unfavorable economic conditions and the effect of relative changes in foreign currency exchange rates more than offset the favorable effect of a more favorable product mix and our ongoing focus on reducing costs.  In addition, while we have experienced higher raw material costs, the unfavorable impact on operating income was partially mitigated through the implementation of sales price increases across most products that were affected.  Although sales declined for the 2007 nine-month period compared to the same period in 2006, operating income as a percentage of net sales in 2007 declined at a lower rate compared to the net sales decline due to a more favorable product mix as well as the favorable impact of our continuous focus on reducing costs.

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from CompX’s non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on sales and income from operations in 2007 as compared to 2006.

	Three months ended September 30, 2007 vs. 2006	Nine months ended September 30, 2007 vs. 2006
	(In thousands)

Impact on:
Net sales	$291	$307
Income from operations	(729)	(1,231)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on income from operations results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it resulted in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Outlook – Demand is slowing across most of our components product lines as customers react to the condition of the overall economy, which we currently expect to result in lower sales and operating income for the year as compared to 2006.  Asian-sourced competitive pricing pressures are expected to continue to be a challenge for us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improving manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forego certain segment sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect that raw material cost volatility will continue during the remainder of 2007.  We may not be able to fully recover these cost increases through our own price increases or surcharges due to the competitive nature of the markets we serve.

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

Corporate expense – Corporate expenses were $6.0 million in the third quarter of 2007, $1.7 million or 22% lower than in the third quarter of 2006 primarily due to lower environmental remediation expenses partially offset by higher litigation and related expenses.  Corporate expenses were $19.4 million in the first nine months of 2007, $1.1 million or 6% higher than in the first nine months of 2006 due mainly to higher litigation and related expenses, partially offset by lower environmental remediation expenses. We expect corporate expenses in 2007 to be higher than in 2006, in part due to higher expected litigation and related expenses.

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

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2006	2007	Change	2006	2007	Change
	(As adjusted)			(As adjusted)
	(In millions)			(In millions)

Kronos historical:
Net sales	$331.6	$343.3	4%	$981.0	$999.9	2%
Cost of sales	255.3	276.4	8%	748.0	799.0	7%

Gross margin	$76.3	$66.9		$233.0	$200.9

Income from operations	$35.2	$22.1	(37)%	$106.2	$75.0	(29)%
Other general corporate, net	.8	.7		2.7	1.7
Loss on prepayment of debt	-	-		(22.3)	-
Interest expense	(9.7)	(10.0)		(33.5)	(29.3)
	26.3	12.8		53.1	47.4
Provision for income taxes	14.1	94.0		12.4	115.7

Net income (loss)	$12.2	$(81.2)		$40.7	$(68.3)

Percentage of net sales:
Cost of sales	77%	81%		76%	80%
Income from operations	11%	6%		11%	7%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$4.4	$(29.1)		$14.6	$(24.5)

TiO2 operating statistics:
Sales volumes*	132	138	5%	396	400	1%
Production volumes*	126	126	-%	383	386	1%

Change in Ti02 net sales:
Ti02 product pricing			(5)%			(4)%
Ti02 sales volume			5			1
Ti02 product mix			-			1
Changes in currency exchange rates			4			4

Total			4%			2%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales– Kronos’ net sales increased 4% or $11.7 million compared to the third quarter of 2006 and 2% or $18.9 million compared to the nine months ended September 30, 2006 primarily due to an increase in sales volumes and the favorable effect of changes in currency exchange rates, offset somewhat by a decrease in average TiO2 selling prices.  Kronos estimates the favorable effect of changes in currency exchange rates for the third quarter increased net sales by approximately $13 million, or 4%, compared to the same period in 2006 and increased net sales for the nine months ended September 30, 2007 by approximately $44 million, or 4%, compared to the same period in 2006.  Kronos expects average selling prices in the fourth quarter of 2007 to be consistent with the average selling prices in the third quarter of 2007.

Kronos’ sales volumes in the third quarter of 2007 were 5% higher compared to 2006 primarily due to higher sales volumes in North America and export markets.  Sales volumes for the third quarter of 2007 set a third quarter record.  Sales volumes increased 1% in the nine months ended September 30, 2007 primarily due to the net effects of higher sales volumes in Europe and export markets and lower volumes in North America.  Kronos expects sales volumes in the fourth quarter of 2007 to be lower than the third quarter of 2007.  Kronos expects sales volumes for the full year 2007 to exceed 2006.

Cost of sales– Kronos’ cost of sales increased $21.1 million or 8% in the third quarter of 2007 compared to 2006 due to higher sales volumes and to the effects of changes in currency exchange rates.  Cost of sales as a percentage of net sales increased to 81% in the third quarter of 2007 compared to 77% in the third quarter of 2006 due primarily to the unfavorable effects of lower average TiO2 selling prices.  TiO2 production volumes in the third quarter of 2007 were comparable to production volumes of the same period in 2006.

Kronos’ cost of sales increased $51 million or 7% in the nine months ended September 30, 2007 compared to the same period in 2006, due to higher sales volumes, an increase in manufacturing costs and to the effects of changes in currency exchange rates.  Cost of sales as a percentage of net sales increased to 80% in the nine months ended September 30, 2007, compared to 76% in the same period of 2006 as the unfavorable effects of lower average selling prices and higher manufacturing costs more than offset the favorable effect of slightly higher production volumes.  TiO2 production volumes increased 1% in the first nine months of 2007 compared to the same period in 2006, and Kronos’ operating rates were near full capacity in both periods.

Income from operations– Kronos’ income from operations for the third quarter of 2007 declined by 37% to $22.1 million compared to the same period in 2006 and declined by 29% to $75 million for the nine months ended September 30, 2007 compared to the same period in 2006.   Income from operations as a percentage of net sales declined to 6% in the third quarter of 2007 from 11% in the same period for 2006 and declined to 7% in the nine months ended September 30, 2007 from 11% in the same period for 2006.  This decrease was driven by the decline in gross margin, which fell to 19% for the third quarter of 2007 compared to 23% for the third quarter of 2006 and fell to 20% in 2007 compared to 24% in 2006.  Kronos’ gross margin decreased as pricing has not improved to offset the impact of higher manufacturing costs.  This decrease was partially offset by higher sales volumes and currency exchange rates.

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

	Three months ended September 30, 2007 vs. 2006	Nine months ended September 30, 2007 vs. 2006
	(Increase (decrease), in millions)

Impact on:
Sales	$13	$44
Income from operations	(3)	4

Interest expense – Interest expense increased $.3 million from $9.7 million in the third quarter of 2006 to $10.0 million in the third quarter of 2007 due to increased borrowing on Kronos’ U.S. line of credit and the effect of currency exchange rates (primarily the euro).  Excluding the effect of currency exchange rates, Kronos expects interest expense in the fourth quarter of 2007 to be consistent with the third quarter of 2007.  Interest expense decreased $4.2 million from $33.5 million in the nine months ended September 30, 2006 to $29.3 million in the nine months ended September 30, 2007 primarily due to the redemption of the 8.875% Senior Secured Notes and the issuance of the 6.5% Senior Secured Notes in the second quarter of 2006.

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

Provision for income taxes – Kronos’ provision for income taxes was $94.0 million in the third quarter of 2007 compared to $14.1 million in the same period last year and a provision of $115.7 million in the first nine months of 2007 compared to $12.4 million in the same period last year.

Kronos’ provision for income taxes in the third quarter of 2007 includes a $90.8 million charge primarily related to the reduction of its net deferred income tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates and a $1.2 million income tax benefit due to a net decrease in its reserve for uncertain tax positions.

Kronos’ income tax expense for the third quarter 2006 includes an aggregate provision for income taxes of $3.4 million, principally for unfavorable developments with respect to ongoing income tax audits in Germany.

Kronos’ income tax expense in 2006 includes:

•	an income tax benefit of $2.0 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium;
•	a $2.0 million provision for income taxes related to the unfavorable resolution of certain income tax audit issues in Germany;
•	an income tax benefit of $9.5 million resulting from the reduction in Kronos’ income tax contingency reserves related to favorable developments with income tax audits in Belgium and Norway;
•	a $1.4 million provision for income taxes resulting from the increase in Kronos’ income tax contingency reserve related to Kronos’ ongoing income tax audits, principally in Germany; and
•	a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

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

Kronos expects that income from operations for the fourth quarter of 2007 will be lower than 2006.  Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from Kronos’ expectations, Kronos’ results of operations could be unfavorably affected.

Other items

Interest expense - Substantially all of our interest expense relates to CompX.  Interest expense declined in 2007 compared to 2006 due primarily to lower average debt levels.  We expect interest expense to increase in the fourth quarter of 2007 due to the $52.6 million promissory note entered into by CompX upon the repurchase and/or cancellation of 2.7 million shares of Class A common stock in October 2007.  See Note 12 to our Condensed Consolidated Financial Statements.

Provision for income taxes - See Note 8 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense or benefit to our actual tax expense or benefit.

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

Minority interest - Minority interest in earnings decreased $490,000 in the first nine months of 2007 as compared to 2006 due primarily to lower earnings of CompX in 2007.  During October 2007, our ownership interest in CompX was increased to approximately 86%.  As a result, minority interest in CompX’s earnings will decrease beginning in the fourth quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities (excluding the impact of deferred taxes and relative changes in assets and liabilities) are generally similar to trends in our earnings.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.

Cash flows from operating activities decreased from $14.0 million provided by operating activities in the first nine months of 2006 to $2.1 million provided by operating activities in the first nine months of 2007.  This $11.9 million decline in cash provided by operating activities is due primarily to:
•	lower income from operations in 2007 of $3.1 million; and
•
higher cash paid for income taxes in 2007 of $11.6 million due in part to income tax payments we made related to the capital gain generated from Valhi’s distribution of TIMET common stock in March 2007 and the U.S. income taxes related to a higher amount of dividends CompX received from its non-U.S. subsidiaries in 2007.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2006	2007
	(In millions)

Cash provided by (used in) operating activities:
CompX	$19.7	$9.5
NL Parent and wholly-owned subsidiaries	(1.7)	(3.4)
Eliminations	(4.0)	(4.0)

Total	$14.0	$2.1

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days sales outstanding (“DSO”) decreased from 41 days at December 31, 2006 to 40 days at September 30, 2007 due to the timing of collections on the higher accounts receivable balance at the end of September.  For comparative purposes, our average DSO increased from 40 days at December 31, 2005 to 43 days at September 30, 2006.  Our average number of days in inventory (“DII”) was 57 days at December 31, 2006 and 69 days at September 30, 2007.  The increase in days in inventory is primarily due to the higher cost of commodity raw materials at September 30, 2007 combined with lower than expected sales and the need to carry higher inventory balances to maintain service levels during the consolidation of three northern Illinois facilities into one.  For comparative purposes, our average DII increased from 59 to 60 days at December 31, 2005 and September 30, 2006, respectively, primarily due to the higher cost of commodity raw materials at September 30, 2006.

Investing and financing activities

Net cash used in investing activities totaled $4.8 million in the first nine months of 2007 compared to net cash used of $21.6 million in the first nine months of 2006.  This decrease of $16.8 million is primarily due to the net effect of:

•	CompX’s 2006 acquisition of a Marine component products company for $9.8 million, net of cash acquired;
•
our 2006 purchases of approximately 145,000 shares of CompX common stock in market transactions for $2.3 million and CompX’s purchases of approximately 114,000 shares of its common stock in market transactions for $2.2 million in 2007; and

•	lower purchases of marketable securities of $3.5 million in 2007.

Net cash used in financing activities totaled $18.5 million in the first nine months of 2007 compared to $21.4 million in the first nine months of 2006.  During 2006, CompX prepaid $1.5 million in certain industrial revenue bonds.  In addition, we paid aggregate cash dividends of $18.2 million, or $.375 per share, during the first nine months of 2006 and 2007.  Distributions to minority interests consist of CompX dividends paid to shareholders other than us.

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

At September 30, 2007, there were no amounts outstanding under CompX’s $50 million revolving credit facility that matures in January 2009 and the entire balance was available for future borrowings.

In October 2007, CompX repurchased and/or cancelled 2.7 million shares of its Class A common stock from TIMET for aggregate consideration of $52.6 million, which we paid in the form of a consolidated promissory note.  See Note 12 to our Condensed Consolidated Financial Statements.

At September 30, 2007, we had an aggregate of $70.8 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$25.2
NL Parent and wholly-owned subsidiaries	45.6

Total	$70.8

In addition, at September 30, 2007 we owned 4.7 million shares of Valhi common stock and 2.2 million shares of TIMET common stock with an aggregate market value of $160.5 million.  See Note 4 to the Condensed Consolidated Financial Statements.  In October 2007, we sold 800,000 shares of our TIMET common stock to Valhi.  See Note 12.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2008) and our long-term obligations (defined as the five-year period ending December 31, 2012, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2007 approximated $2.5 million.  We expect to spend approximately $1.3 million in the fourth quarter to complete our new northern Illinois facility.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Kronos currently pays a regular quarterly cash dividend of $.25 per share.  At that rate, and based on the 17.5 million shares of Kronos we held at September 30, 2007, we would receive annual dividends from Kronos of $17.5 million.  CompX currently pays a regular quarterly dividend of $.125 per share rate.  At that rate, and based on the 10.8 million shares of CompX we held directly or indirectly at September 30, 2007, we would receive annual dividends from CompX of $5.4 million. Valhi currently pays a regular quarterly cash dividend of $.10 per share.  At that rate, and based on the 4.7 million shares of Valhi we held at September 30, 2007, we would receive annual dividends from Valhi of $1.9 million.   TIMET does not currently pay dividends on its common stock.  Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions.  In addition, a significant portion of our assets consists of ownership interests in our subsidiaries and affiliates.  If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

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

Contractual obligations

With the exception of the promissory note discussed above that we issued in October 2007, there have been no material changes in our contractual obligations since we filed our 2006 Annual Report.  The following table summarizes (i) the amounts shown as our contractual commitments, as reflected in our 2006 Annual Report, (ii) the effect on such contractual commitments due to the promissory note and (iii) such contractual commitments, as adjusted.

	Payment due date
Contractual commitment	2007	2008/2009	2010/2011	2012 and After	Total
	(In millions)

As reflected in the 2006 Annual Report	$22.2	$19.7	$-	$-	$41.9
Promissory note issued in October 2007	-	1.5	2.0	49.1	52.6

	$22.2	$21.2	$2.0	$49.1	$94.5

Off-balance sheet financing arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2006 Annual Report.

Commitments and contingencies

In August 2007, CompX’s board of directors authorized the repurchase of up to 500,000 shares of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization is in addition to the 467,000 shares of Class A common stock that remained available for repurchase under prior authorizations of CompX’s board of directors.  At September 30, 2007 approximately 869,500 shares were available for purchase under these repurchase authorizations.  See Note 10.

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

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 Annual Report.  There have been no material changes in these market risks during the first nine months of 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 10 to our Condensed Consolidated Financial Statements and to our 2006 Annual Report and to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411).  Trial began before a Wisconsin state court jury in October 2007, and in November 2007 the jury returned a verdict in favor of all defendants.

State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  See Note 10 to our Condensed Consolidated Financial Statements.

Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490).  In August 2007, the intermediate court dismissed the appeal, and in October 2007, the plaintiff requested review by the Maryland Court of Appeals.

City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066).  In September 2007, the judge denied the City’s motion to set aside the verdict, and in October 2007, the judge denied the City’s motion for a new trial and signed an order for judgment.  The time for appeal has not yet run.

Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB).  In August 2007, plaintiff dismissed the case without prejudice.

Evans v. Atlantic Richfield Company, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 05-CV-9281).  In July 2007, the judge signed an agreed order to stay all activity until after the Thomas trial.

Hurkmans v. Salczenko, et al. (Circuit Court, Marinette County, Wisconsin, Case No. 05-CV-418).  In August 2007, a stipulation to dismiss with prejudice was signed by plaintiffs and the judge.  This concludes the case in our favor.

City of Canton, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Stark County, Ohio, Case No. 2006CV05048).  In November 2007, the Cities (Canton and Massillon) voluntarily dismissed the case without prejudice.

Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480).  In October 2007, the court lifted the stay of the consolidated Columbus and State of Ohio case, which is now proceeding in the trial court.

Circuit Court cases in Milwaukee County, Wisconsin.  In September 2007, one case was dismissed without prejudice by the plaintiff.  Of the 29 remaining cases, 6 have been removed to Federal court.

Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02).  In October 2007, the trial judge denied our motion to dismiss.

In October 2007, we were served with a complaint in Jones v. Joaquin Coe et al. (Superior Court of New Jersey, Essex County, Case No. ESX-L-9900-06).  Plaintiff seeks compensatory and punitive damages for injuries purportedly caused by lead paint on the surfaces of the apartments in which he resided as a minor.  Other defendants include three former owners of the apartment building at issue in this case.  We intend to deny all liability and to defend against all of the claims vigorously.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  In August 2007, the case was remanded to state court.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2006 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2007.

Item 6.                      Exhibits

31.1 - Certification

31.2 - Certification

32.1 - Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NL INDUSTRIES, INC.              (Registrant)

Date November 5, 2007	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date November 5, 2007	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)