Form 10-K
period 2007-12-31
NL INDUSTRIES INC
filed 2008-03-12
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2007

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

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes     No  X

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).  Large accelerated filer     Accelerated filer X   Non-accelerated filer     Smaller reporting company

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X

The aggregate market value of the 7.2 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2007 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $72 million.

As of February 29, 2008, 48,592,034 shares of the Registrant's common stock were outstanding.

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

Business Summary

We are primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE: CIX).  We operate in the chemicals industry through our non-controlling interest in Kronos Worldwide, Inc.  CompX (NYSE: CIX) and Kronos (NYSE: KRO), each file periodic reports with the Securities and Exchange Commission (“SEC”).

Organization

We are majority-owned by Valhi, Inc. (NYSE:  VHI).  At December 31, 2007, Valhi owned approximately 83% of our outstanding common stock.  A subsidiary of Contran Corporation owned approximately 93% of Valhi’s outstanding common stock at December 31, 2007.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi, Kronos and us.

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
•
Our ultimate ability to utilize income tax attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria (such as Kronos’ ability to utilize its German net operating loss carryforwards),

•
Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities as well as adjustments to environmental remediation at sites related to our former operations),

•
Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products),

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

Operations and equity investment

Information regarding our operations and the companies conducting such operations is set forth below.  Geographic financial information is included in Note 3 to the Consolidated Financial Statements, which is incorporated herein by reference.

Component Products CompX International Inc. - 86% owned at December 31, 2007
CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, marine appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance boat industry.  CompX has production facilities in North America and Asia.

Chemicals Kronos Worldwide, Inc. – 36% owned at December 31, 2007
Kronos is a leading global producer and marketer of value-added titanium dioxide pigments ("TiO2"), which are used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including coatings, plastics, paper and other industrial and consumer "quality-of-life" products. Kronos has production facilities in Europe and North America.  Sales of TiO2 represented about 90% of Kronos’ total sales in 2007, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry Overview - Through our majority-owned subsidiary, CompX, we manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, tool boxes, appliances, banking equipment, vending equipment, computers and related equipment.  Approximately 32% of CompX’s total sales are to the office furniture manufacturing industry, which decreased from 36% in 2006 and 43% in 2005.  The decrease in the percentage of sales to the office furniture industry is partially the result of our strategy to diversify our sales in order to strengthen our customer base.  We believe that our emphasis on new product development and sales of our products to additional markets has resulted in our potential for higher rates of earnings growth and diversification of risk.

Manufacturing, Operations and Products – CompX’s Security Products business, with a manufacturing facility in South Carolina and a facility in Illinois shared with the Marine Components business, manufactures locking mechanisms and other security products for sale to the postal, transportation, office furniture, banking, vending, and other industries.  We believe that CompX is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  CompX’s security products are used in a variety of applications including ignition systems, mailboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture and medical cabinet security.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including CompX’s KeSet high security system, which allows the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
innovative eLock electronic locks which provide stand-alone security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, or keypad credentials.

A substantial portion of CompX’s Security Products’ sales consist of products with specialized adaptations to individual manufacturer’s specifications, some of which are listed above.  CompX also has a standardized product line suitable for many customers which is offered through a North American distribution network with its STOCK LOCKS distribution program to lock distributors and to smaller original equipment manufacturers (“OEMs”).

CompX’s Furniture Components business, with manufacturing facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as computer-related equipment, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines, appliances and other applications.  These products include:

•	the patented Integrated Slide Lock which allows a file cabinet manufacturer to reduce the possibility of multiple drawers being opened at the same time;
•	the patented adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement;
•	the Self-Closing Slide, which is designed to assist in closing a drawer and is used in applications such as bottom-mount freezers;
•
articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), along with the patented LeverLock keyboard arm, which is designed to make ergonomic adjustments to the keyboard arm easier;

•	CPU storage devices which minimize adverse effects of dust and moisture; and
•	complementary accessories, such as ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms.

CompX’s Marine Components business, with a manufacturing facility in Wisconsin and a facility in Illinois shared with the Security Products business, manufactures and distributes marine instruments, hardware and accessories for performance boats.  CompX’s specialty marine component products are high performance components designed to operate within precise tolerances in the highly corrosive marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers, other exhaust components and billet accessories; and
•	high performance gauges and related components such as GPS speedometers, throttles, controls, tachometers and panels.

CompX operated six manufacturing facilities at December 31, 2007 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.  For additional information, see also “Item 2 – Properties”, including information regarding leased and distribution-only facilities.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Byron Center, MI Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials - CompX’s primary raw materials are:

•	zinc (used in the Security Products business for the manufacture of locking mechanisms);
•	coiled steel (used in the Furniture Components business for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	stainless steel (used in the Marine Components business for the manufacture of exhaust headers and pipes and other components); and
•	plastic resins (primarily used in the Furniture Components business for injection molded plastics in the manufacture of ergonomic computer support systems).

These raw materials are purchased from several suppliers and are readily available from numerous sources.

CompX occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes.  We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities. Raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by our products, it is often difficult to recover all increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins can be affected by raw material cost pressures.  Steel and zinc prices are cyclical, reflecting overall economic trends and specific developments in consuming industries and are currently at historically high levels.

Patents and Trademarks – CompX holds a number of patents relating to component products, certain of which are believed to be important to its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than one year to 15 years at December 31, 2007.  CompX’s major trademarks and brand names include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	National Cabinet Lock®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline®	Custom Marine Stainless
Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	STOCK LOCKS®	The #1 Choice in
Components Limited®	KeSet®	Performance Boating®
	TuBar®	Mega Rim™
	ACE II®	Race Rim™
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

A significant portion of CompX’s sales are also made through distributors.  CompX has a significant market share of cabinet lock sales as a result of the locksmith distribution channel.  CompX supports distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and end users.  Due to CompX’s success with the STOCK LOCKS inventory program within the Security Products business, similar programs have been implemented for distributor sales of ergonomic computer support systems within the Furniture Components business.

In 2007, our ten largest customers accounted for approximately 31% of our total sales; however, no one customer accounted for sales of 10% or more in 2007.  Of the 31%, 13% was related to Security Products and 18% was related to Furniture Components.  Overall, our customer base is diverse and the loss of a single customer would not have a material adverse effect on our operations.

Competition - CompX operates in highly competitive markets, and competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support.  CompX focuses efforts on the middle- and high-end segments of the market, where product design, quality, durability and service are valued by the customer.

CompX’s Marine Components business competes with small domestic manufacturers and is minimally affected by foreign competitors.  The Security Products and Furniture Components businesses compete against a number of domestic and foreign manufacturers.  Suppliers, particularly Asian-based furniture component suppliers, have put intense price pressure on our products.  In some cases, we have lost sales to these lower-cost manufacturers.  We have responded by
•	shifting the manufacture of some products to our lower-cost facilities;
•	working to reduce costs and gain operational efficiencies through workforce reductions and lean process improvements in all of our facilities; and
•	working with our customers to be their value-added supplier of choice by offering customer support services which Asian-based suppliers are generally unable to provide.

International Operations - CompX has substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2007 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar events.  We cannot predict, however, whether events of this type in the future could have a material effect on our operations.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."

Regulatory and Environmental Matters - CompX’s operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes ("Environmental Laws").  CompX’s operations are also subject to federal, state, local and foreign laws and regulations relating to worker health and safety.  We believe that CompX is in substantial compliance with all such laws and regulations.  To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results.  We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Employees - As of December 31, 2007, CompX employed the following number of people:

United States	636
Canada(1)	259
Taiwan	134
Total	1,029

(1) Approximately 75% of the Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2009 which provides for annual wage increases from 1% to 2.5% over the term of the contract.  We believe our labor relations are good.

CHEMICALS - KRONOS WORLDWIDE, INC.

Business Overview - Kronos is a leading global producer and marketer of value-added titanium dioxide pigments.  Kronos, along with its distributors and agents, sells and provides technical services for its products to over 4,000 customers in approximately 100 countries with the majority of sales in Europe and North America.  We believe that Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

TiO2 is an inorganic pigment used to impart whiteness, brightness and opacity for products such as coatings, plastics, paper, fibers, food, ceramics and cosmetics.  TiO2 is considered a “quality-of-life” product with demand and growth affected by gross domestic product and overall economic conditions in markets in various parts of the world.  TiO2 derives its value from its whitening properties and hiding power (opacity), which is the ability to cover or mask other materials effectively and efficiently.  TiO2 is the largest commercially-used whitening pigment because it has a high refractive rating giving it more hiding power than any other commercially-produced white pigment.  In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation.  Kronos ships TiO2 to customers in either a powder or slurry form via rail, truck or ocean carrier.  Kronos, including its predecessors, has produced and marketed TiO2 in North America and Europe for over 80 years.

We believe that Kronos is the second-largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volume.  Approximately one-half of Kronos’ 2007 sales volumes was attributable to markets in Europe.  Kronos has an estimated 15% share of North American TiO2 sales volume.  Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas in the world.  We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  It is probable that significant markets for TiO2 could emerge in Eastern Europe or the Far East as the economies in these regions develop to the point that quality-of-life products, including TiO2, experience greater demand.  In addition, China has developed into a significant market and as its economy continues to develop, it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.

Sales of TiO2 were about 90% of Kronos’ net sales in 2007.  The remaining 10% of net sales is made up of other product lines that are complementary to TiO2.  These other products are described as follows:

•
Kronos owns and operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term, and Kronos is currently excavating a second mine located near the first mine.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of Kronos’ European sulfate-process plants.  Kronos also sells ilmenite ore to third-parties, some of which are its competitors.  The mines have estimated aggregate reserves that are expected to last for at least another 60 years.

•
Kronos manufactures and sells iron-based chemicals that are co-products and processed co-products of the TiO2 pigment production process.  These co-product chemicals are marketed through Kronos’ Ecochem division and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
Kronos manufactures and sells titanium oxychloride and titanyl sulfate which are side-stream products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments and in the production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate products are used primarily in pearlescent pigments.

Manufacturing and operation - Kronos currently produces over 40 different TiO2 grades under the KronosTM trademark which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics and paper manufacturers.

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

Chloride production process - Approximately three-fourths of Kronos’ current production capacity is based on the chloride process.  The chloride process is a continuous process in which chlorine is used to extract rutile TiO2.  The chloride process typically has lower manufacturing costs than the sulfate process due to newer technology, higher yield, less waste, lower energy requirements and lower labor costs.  The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used.

Sulfate production process - The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2007, chloride process production facilities represented approximately 60% of industry capacity.

Kronos produced 512,000 metric tons of TiO2 in 2007, down slightly from the 516,000 metric tons produced in 2006.  Such production amounts include Kronos’ 50% interest in the TiO2 manufacturing joint-venture discussed below.  Kronos’ average production capacity utilization rates were near-full capacity in 2005, 2006 and 2007.  Kronos’ production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that Kronos’ annual attainable production capacity for 2008 is approximately 532,000 metric tons, with some slight additional capacity available in 2009 through its continued debottlenecking efforts.

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine and coke are available from a number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011.  Kronos purchases natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2009.  Kronos expects to be successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  We expect the raw materials purchased under these contracts to meet Kronos’ chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically- integrated producers of sulfate process TiO2, Kronos owns and operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2007.  We expect that ilmenite production from the mine will meet Kronos’ European sulfate process feedstock requirements for the foreseeable future.  For Kronos’ Canadian sulfate process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (also a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2009 and Tinfos Titan and Iron KS under a supply contract that expires in 2010.  We expect that the raw materials purchased under these contracts will meet Kronos’ sulfate process feedstock requirements over the next few years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  Kronos is not required to purchase feedstock in excess of amounts that it would reasonably consume in any given year.  The pricing under these agreements is generally negotiated annually.

The following table summarizes raw materials Kronos purchased or mined in 2007.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	470

Sulfate process plants:
Raw ilmenite ore mined & used internally	311
Purchased slag	25

TiO2 manufacturing joint venture - Kronos holds a 50% interest in a manufacturing joint venture with Huntsman Holding LLC.  The joint venture owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana.  Kronos shares production from the plant equally with Huntsman pursuant to separate offtake agreements.

A supervisory committee directs the business and affairs of the joint venture, including production and output decisions.  This committee is composed of four members, two of whom Kronos appoints and two of whom Huntsman appoints.  Two general managers manage the operations of the joint venture acting under the direction of the supervisory committee.  Kronos appoints one general manager and Huntsman appoints the other.

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

Competition - The TiO2 industry is highly competitive.  Kronos’ principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Tronox Incorporated; Huntsman Corporation; and Ishihara Sangyo Kaisha, Ltd.  These competitors have estimated individual shares of the worldwide TiO2 production capacity ranging from 4% (for Ishihara) to 22% (for DuPont), and an estimated aggregate share of the worldwide TiO2 production volume in excess of 60%.  DuPont has about one-half of the total North American TiO2 production capacity and is Kronos’ principal North American competitor.

Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of Kronos’ production are considered commodity pigments with price generally being the most significant competitive factor.  We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 12% share of worldwide TiO2 sales volume in 2007.  Overall, Kronos is the world’s fifth-largest producer of TiO2.

Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction.  DuPont has announced its intention to build a TiO2 facility in China, but it is not clear when construction will begin and it is not likely that any production from such facility would be available until 2011, at the earliest.

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

Research and development – Kronos’ research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new pigment applications.  Kronos primarily conducts research and development activities at its Leverkusen, Germany facility.  Kronos’ expenditures for research and development and certain technical support programs were approximately $9 million in 2005, $11 million in 2006 and $12 million in 2007.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle.  Since 2002, Kronos has added 14 new grades for plastics, coatings, fibers and paper laminate applications.

Patents and trademarks - We believe that Kronos’ patents held for products and production processes are important to us and Kronos’ continuing business activities.  Kronos seeks patent protection for technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.  Kronos’ existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from 2 to 19 years.  Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos engages in disputes relating to the protection and use of intellectual property relating to its products.

Kronos’ trademarks, including KronosTM, are protected by registration in the United States and elsewhere with respect to those products Kronos manufactures and sells.  Kronos also relies on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain competitive position.  Kronos’ proprietary chloride production process is an important part of its technology, and Kronos’ business could be harmed if it failed to maintain confidentiality of trade secrets used in this technology.

Customer base and seasonality - Kronos sells to a diverse customer base, and no single customer made up more than 10% of sales for 2007.  Kronos’ largest ten customers accounted for approximately 27% of sales in 2007.

Neither Kronos’ business as a whole, nor any of its principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the first half of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees - As of December 31, 2007, Kronos employed approximately 2,400 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 410 employees in Canada and 1,940 employees in Europe.

Kronos’ hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions under labor agreements with various expiration dates.  Kronos’ European Union (“EU”) employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually.  Kronos’ Canadian union employees are covered by a collective bargaining agreement that expires in June 2010.

Regulatory and environmental matters – Kronos’ operations are governed by various environmental laws and regulations.  Certain of Kronos’ operations are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage.  Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks.  Kronos’ policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve our environmental performance.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ production, handling, use, storage, transportation, sale or disposal of such substances and could adversely effect Kronos’ consolidated financial position and results of operations or liquidity.

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

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the EU.  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after the EU.  We believe that Kronos has obtained all required permits and is in substantial compliance with applicable environmental requirements for its European and Canadian facilities.

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

Kronos’ capital expenditures in 2007 related to ongoing environmental compliance, protection and improvement programs were $5.6 million, and are currently expected to be approximately $7 million in 2008.

OTHER

In addition to our 86% ownership of CompX and our 36% ownership of Kronos at December 31, 2007, we also own 100% of EWI Re. Inc., an insurance brokerage and risk management services company.  We also hold certain marketable securities and other investments.  See Notes 4 and 17 to the Consolidated Financial Statements.

Regulatory and environmental matters – We have discussed regulatory and environmental matters in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings."  In addition, the information included in Note 19 to the Consolidated Financial Statements under the captions "Lead pigment litigation" and "Environmental matters and litigation" is incorporated herein by reference.

Insurance – We maintain insurance for our businesses and operations, with customary levels of coverage, deductibles and limits.  See also Item 3 – “Legal Proceedings – Insurance coverage claims” and Note 17 to our Consolidated Financial Statements.

Business Strategy – We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries and affiliates.  As a result of this process, we have in the past and may in the future seek to raise additional capital, incur debt, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities.  Such activities have in the past and may in the future involve related companies.  From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

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

Available information – Our fiscal year ends December 31.  We furnish our shareholders with annual reports containing audited financial statements.  In addition, we file annual, quarterly and current reports, proxy and information statements and other information with the SEC.  Our consolidated subsidiary (CompX) and our significant equity method investee (Kronos) also file annual, quarterly, and current reports, proxy and information statements and other information with the SEC.  We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, available free of charge through our website at www.nl-ind.com as soon as reasonably practicable after they have been filed with the SEC.  We also provide to anyone, without charge, copies of such documents upon written request.  Such requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

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

We formerly manufactured lead pigments for use in paint.  We and others have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints.  These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.  The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  As with all legal proceedings, the outcome is uncertain.  Any liability we might incur in the future could be material.  See also Item 3 - “Legal Proceedings – Lead pigment litigation.”

Certain properties and facilities used in our former operations are the subject of litigation, administrative proceedings or investigations arising under various environmental laws.  These proceedings seek cleanup costs, personal injury or property damages and/or damages for injury to natural resources.  Some of these proceedings involve claims for substantial amounts.  Environmental obligations are difficult to assess and estimate for numerous reasons, and we may incur costs for environmental remediation in the future in excess of amounts currently estimated. Any liability we might incur in the future could be material.  See also Item 3 - “Legal Proceedings – Environmental matters and litigation.”

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

Many of the markets in which we operate are mature and highly competitive resulting in pricing pressure and the need to continuously reduce costs.

Many of the markets CompX and Kronos serve are highly competitive, with a number of competitors offering similar products.  CompX focuses efforts on the middle and high-end segment of the market where we feel that we can compete due to the importance of product design, quality and durability to the customer.  However, our ability to effectively compete is impacted by a number of factors.  The occurrence of any of these factors could result in reduced earnings or operating losses.

•	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially those located in Asia.
•	Competitors' financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
•	Our ability to sustain a cost structure that enables us to be cost-competitive.
•	Our ability to adjust costs relative to our pricing.
•	Customers may no longer value product design, quality or durability over lower cost.

Demand for, and prices of, certain of Kronos’ products are cyclical and may experience prolonged depressed market conditions for its products, which may result in reduced earnings or operating losses.

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

Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of its profitability.  In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease.  Future growth in demand for TiO2 may not be sufficient to alleviate any future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to seasonal fluctuations.  TiO2 sales are generally higher in the first half of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Higher costs or limited availability of our raw materials may decrease our liquidity.

Certain of the raw materials used in CompX’s products are commodities that are subject to significant fluctuations in price in response to world wide supply and demand.  Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems.  Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems.  Zinc is a principal raw material used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increased selling prices for our products.

For Kronos, the number of sources for, and availability of, certain raw materials is specific to the particular geographic region in which a facility is located.  For example, titanium-containing feedstocks suitable for use in TiO2 facilities are available from a limited number of suppliers around the world.  Political and economic instability in the countries from which Kronos purchases raw material supplies could adversely affect their availability.  If Kronos’ worldwide vendors were not able to meet their contractual obligations and Kronos was unable to obtain necessary raw materials, Kronos might incur higher costs for raw materials or it might be required to reduce production levels.  Kronos may not always be able to increase selling prices to offset the impact of any higher costs or reduced production levels, which could reduce its earnings and decrease liquidity.

Our development of new component products and innovative features for our current component products is critical to sustaining and growing our sales.

Historically, CompX’s ability to provide value-added custom engineered component products that address requirements of technology and space utilization has been a key element of its success.  The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with potential customers.  The ability to implement such coordination may be affected by factors beyond CompX’s control.  While we will continue to emphasize the introduction of innovative new products that target customer-specific opportunities, we cannot assure you that any new products CompX introduces will achieve the same degree of success that it has achieved with its existing products.  Introduction of new products typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel.  As CompX attempts to introduce new products in the future, we cannot assure you that CompX will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

Recent and future acquisitions could subject us to a number of operational risks.

A key component of CompX’s strategy is to grow and diversify its business through acquisitions.  Our ability to successfully execute this component of our strategy entails a number of risks, including:
•	the identification of suitable growth opportunities;
•	an inaccurate assessment of acquired liabilities;
•	the entry into markets in which we may have limited or no experience;
•	the diversion of management’s attention from our core businesses;
•	the potential loss of key employees or customers of the acquired businesses;
•	difficulties in realizing projected efficiencies, synergies and cost savings; and
•	an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Kronos’ leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2007, Kronos had consolidated debt of approximately $606 million, substantially all of which relates to Senior Secured Notes of its wholly-owned subsidiary, Kronos International, Inc.  Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

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

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements pursuant to which it is committed to pay approximately $315 million in 2008.  Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, Kronos’ ability to borrow funds under its subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

Our principal executive offices are located in an office building located at 5430 LBJ Freeway, Dallas, Texas, 75240-2697.  The principal properties used in the operations of our subsidiaries and affiliates, including certain risks and uncertainties related thereto, are described in the applicable business sections of Item 1 – “Business.”  We believe that our facilities are generally adequate and suitable for our respective uses.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal proceedings.  In addition to information that is included below, we have included certain of the information called for by this Item in Note 19 to our Consolidated Financial Statements, and we are incorporating that information here by reference.

Lead pigment litigation

Our former operations included the manufacture of lead pigments for use in paint and lead-based paint.  We, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”) and the Lead Industries Association (“LIA”), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints.  Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions.  These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords.  Plaintiff’s, a minor, alleged injuries purportedly caused by lead on the surfaces of premises in homes in which he resided.  Plaintiff sought compensatory and punitive damages.  The case was tried in October 2007, and in November 2007 the jury returned a verdict in favor of all defendants.  In January 2008, the judge denied plaintiff’s motion for a new trial.  The time for appeal has not yet expired.

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  The State sought compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs.  A 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance resulted in a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor.  In 2005, the trial court dismissed the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment.  Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment.  In February 2006, the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island.  The jury also found that we and the two other defendants should be ordered to abate the public nuisance.  Following the trial, the trial court dismissed the State’s claim for punitive damages.  In March 2007, the final judgment and order was entered, and defendants filed an appeal.  In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants.  Oral argument on the appeal has been scheduled for May 2008.  While the appeal is pending, the trial court continues to move forward on the abatement process.  In September 2007, the State submitted its plan of abatement and defendants’ filed a response in December 2007.  In December 2007, the Judge named two special masters to assist the judge in determining the scope of any abatement remedy.

In October 1999, we were served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490).  Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint.  Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable.  We have denied liability.  In February 2006, the trial court issued orders dismissing the Smith family’s case and severing and staying the cases of the three other families.  In March 2006, the plaintiffs appealed.  In August 2007, the Special Court of Appeals dismissed the appeal.  In December 2007, the Maryland Court of Appeals accepted review.

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  Solano, Alameda, San Francisco, Monterey and San Mateo counties, the cities of San Francisco, Oakland, Los Angeles and San Diego, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs.  In February 2003, defendants filed a motion for summary judgment, which was granted in July 2003.  In March 2006, the appellate court affirmed the dismissal of plaintiffs’ trespass claim, Unfair Competition Law claim and public nuisance claim for government-owned properties, but reversed the dismissal of plaintiffs’ public nuisance claim for residential housing properties, plaintiffs’ negligence and strict liability claims for government-owned buildings and plaintiffs’ fraud claim.  In January 2007, plaintiffs amended the complaint to drop all of the claims except for the public nuisance claim.  In April 2007, the trial court ruled that the contingency fee arrangement between plaintiffs and their counsel was illegal, and in May 2007, plaintiffs appealed the ruling.  The proceedings have been stayed pending resolution of this appeal.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign.  In March 2002, the court dismissed all claims.  Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of plaintiffs, but reversed the dismissal of the conspiracy count.  In May 2004, defendants filed a motion for summary judgment on plaintiffs’ conspiracy count, which was granted in February 2005.  In February 2006, the court of appeals reversed the trial court’s dismissal of the case and remanded the case for further proceedings.  The case is now proceeding in the trial court.

In February 2001, we were served with a complaint in Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.).  The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including us, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities.  The claims of all but one of the plaintiffs have been dismissed without prejudice with respect to us.

In May 2001, we were served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066).  Plaintiff sought compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages.  The case was tried in May and June 2007, and in June 2007, the jury returned a verdict in favor of NL.  In December 2007, plaintiff filed a notice of appeal.

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

In December 2006 and January 2007, we were served with ten complaints by various cities in the State of Ohio.  Of these, eight were dismissed by the plaintiffs without prejudice, one was dismissed by the court on defendants’ motion to dismiss and no appeal was taken, and one remains pending: Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480).  The City of Columbus seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the City which are accessible to children and damages for funding of a public education campaign and health screening programs.  Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA.  We intend to deny liability and to defend against all of the claims vigorously.

In January and February 2007, we were served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin.  In some cases, complaints have been filed elsewhere in Wisconsin.  The plaintiff(s) are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services.  In some cases, additional lead paint manufacturers and/or property owners are also defendants.  We have denied all liability in those cases in which we have been required to answer, and we intend to deny all liability in other cases.  Of these cases, nine have been dismissed without prejudice, and 21 remain pending.  Seven of the remaining cases have been removed to Federal court.  These cases are proceeding at the trial court level.

In January 2007, we were served with a complaint in Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02).  Plaintiffs, two minors and their mother, allege negligence, strict liability, and breach of warranty and seek compensatory and punitive damages for injuries purportedly caused by lead paint on the surfaces of the apartment in which they resided.  In March 2007, we filed a motion to dismiss the claims, which was denied in October 2007.  In November 2007, we filed a notice of appeal.

In May 2007, we were served with a complaint in State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et al (U.S. District Court, Southern District of Ohio, Eastern Division, Case No. 2:08-cv-079).  The State seeks compensatory and punitive damages, detection and abatement in residences, schools, hospitals and public and private buildings within the State accessible to children and damages for funding of a public education campaign and health screening programs.  Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA.  In January 2008, the case was removed to Federal court, and in February, we filed a motion to dismiss the claims.

In October 2007, we were served with a complaint in Jones v. Joaquin Coe et al. (Superior Court of New Jersey, Essex County, Case No. ESX-L-9900-06).  Plaintiff seeks compensatory and punitive damages for injuries purportedly caused by lead paint on the surfaces of the apartments in which he resided as a minor.  Other defendants include three former owners of the apartment building at issue in this case.  In December 2007, NL denied all liability.  The matter is proceeding in the trial court.

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

Environmental obligations are difficult to assess and estimate for numerous reasons including:
•	complexity and differing interpretations of governmental regulations;
•	number of PRPs and their ability or willingness to fund such allocation of costs;
•	financial capabilities of the PRPs and the allocation of costs among them;
•	solvency of other PRPs;
•	multiplicity of possible solutions; and
•	number of years of investigatory, remedial and monitoring activity required.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2007, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  See Note 19 to our Consolidated Financial Statements.  At December 31, 2007, we had accrued approximately $50 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $71 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At December 31, 2007, there are approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In December 2003, we were served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability, deceit by false representation and asserts claims under CERCLA and RCRA against us and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma.  The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation.  Among other things, the complaint seeks actual and punitive damages from defendants.  We have moved to dismiss the complaint and have denied all of plaintiffs’ allegations.  In June 2004, the court dismissed plaintiffs’ claims for unjust enrichment and fraud as well as one of the RCRA claims.  In February 2006, the court of appeals affirmed the trial court’s ruling that plaintiffs waived their sovereign immunity to defendants’ counter claim for contribution and indemnity.  In April 2007, plaintiffs amended the complaint to add certain claims against the United States, to add an additional defendant, to remove certain bankrupt defendants, and to conform the complaint to recent developments in the governing law.  In June 2007, plaintiffs amended the complaint to drop the class allegations.  In December 2007, the court granted the defendants’ motion to dismiss the Tribe’s medical monitoring claims.

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

In January 2006, we were served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  In February 2006, we filed a petition to remove the case to federal court.  In May 2007, we moved to dismiss several plaintiffs who failed to respond to discovery requests.  In August 2007, the case was remanded to state court.

In June 2006, we and several other PRPs received a Unilateral Administrative Order from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, and its predecessor purchased the site from us in approximately 1936.  Doe Run is also named in the Order.  In August 2006, Doe Run ceased to negotiate with us regarding an appropriate allocation of costs for the remediation.  In 2007, the parties engaged in mediation regarding an appropriate allocation of costs for the remediation and in January 2008, the parties reached an agreement in principle on allocation calling for the preparation of a definitive agreement.  If such an agreement is not reached, we intend to pursue Doe Run for its share of the costs associated with complying with the Order.

In June 2006, we were served with a complaint in Donnelly and Donnelly v. NL Industries, Inc. (State of New York Supreme Court, County of Rensselaer, Cause No. 218149).  The plaintiffs, a man who claims to have worked near one of our former sites in New York, and his wife allege that he suffered injuries (which are not described in the complaint) as a result of exposure to harmful levels of toxic substances as a result of our conduct.  Plaintiffs claim damages for negligence, product liability and derivative losses on the part of the wife.  In July 2006, we removed this case to Federal Court.  In August 2006, we answered the complaint and denied all of the plaintiffs’ allegations.  Discovery is proceeding.  No trial date has been set.

In July 2006, we were served with a complaint in Norampac Industries, Inc. v. NL Industries, Inc. (United States District Court, Western District of New York, Case No. 06-CV-0479).  In February 2008, the parties settled the matter and filed a stipulation with the court dismissing the case.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: NL).  As of February 29, 2008, there were approximately 3,650 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods.  On February 29, 2008 the closing price of our common stock according to Bloomberg was $10.86.

	High	Low	Cash dividends paid

Year ended December 31, 2006

First Quarter	$14.60	$10.34	$.125
Second Quarter	15.00	9.54	.125
Third Quarter	11.09	9.18	.125
Fourth Quarter	11.76	9.92	.125

Year ended December 31, 2007

First Quarter	$12.09	$10.02	$.125
Second Quarter	13.52	10.02	.125
Third Quarter	13.05	9.49	.125
Fourth Quarter	12.33	9.34	.125

January 1, 2008 through February 29, 2008	$11.63	$8.65	.125
__________________________

In February 2008, our Board of Directors declared a first quarter 2008 cash dividend of $.125 per share to shareholders of record as of March 11, 2008 to be paid on March 27, 2008.  However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance Graph - Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2002 through December 31, 2007.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2002 and the reinvestment of dividends.

	2002	2003	2004	2005	2006	2007
NL common stock	$100	$107	$213	$144	$111	$128
S&P 500 Composite Stock Price Index	100	129	143	150	173	183
S&P 500 Industrial Conglomerates Index	100	135	161	155	168	176

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, providing for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2007, there were 96,850 options outstanding to purchase shares of our common stock, and approximately 4,085,800 shares were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our shareholders.  See Note 14 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2003	2004	2005	2006	2007
	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
Net sales:
Component products	$173.9	$182.6	$186.4	$190.1	$177.7
Chemicals (1)	1,008.2	559.1	-	-	-

	$1,182.1	$741.7	$186.4	$190.1	$177.7

Income from operations:
Component products	$9.0	$16.2	$19.3	$20.5	$15.4
Chemicals (1)	138.8	66.7	-	-	-

	$147.8	$82.9	$19.3	$20.5	$15.4

Equity in earnings(losses) of Kronos (1)	$-	$9.1	$25.7	$29.3	$(23.9)

Income (loss) from continuing operations	$(18.3)	$159.1	$33.3	$26.1	$(1.7)
Discontinued operations	(2.9)	3.5	(.3)	-	-

Net income (loss)	$(21.2)	$162.6	$33.0	$26.1	$(1.7)

DILUTED EARNINGS PER SHARE DATA:
Income (loss) from continuing operations	$(.38)	$3.29	$.68	$.54	$(.04)
Discontinued operations	(.06)	.07	-	-	-

Net income (loss)	$(.44)	$3.36	$.68	$.54	$(.04)

Dividends per share (2)	$.80	$.80	$1.00	$.50	$.50

Weighted average common shares outstanding	47,795	48,419	48,587	48,584	48,590

BALANCE SHEET DATA (at year end):
Total assets	$1,475.1	$552.5	$485.6	$529.3	$524.8
Long-term debt, including current maturities (3)	382.5	.1	1.4	-	50.0
Stockholders' equity	128.5	234.2	220.3	248.5	246.5

STATEMENT OF CASH FLOW DATA:
Net cash provided (used) by:
Operating activities	$114.9	$92.7	$(5.3)	$29.0	$(2.8)
Investing activities	(27.4)	34.5	18.5	(25.2)	17.5
Financing activities	(73.6)	(28.7)	(35.8)	(27.7)	(27.3)

(1)	We ceased to consolidate the Kronos chemicals segment effective July 1, 2004, at which time we commenced to account for our interest in Kronos by the equity method.
(2)
Excludes the distribution of shares of Kronos common stock at December 8, 2003.  Amounts paid in 2003, 2005 (last three quarters), 2006 and 2007 were cash dividends, while amounts paid in 2004 and the first quarter of 2005 were in the form of shares of Kronos common stock.

(3)	Long-term debt in 2007 represents a promissory note payable to an affiliate. See Note 17 to the Consolidated Financial Statements.

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

CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, home appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance boat industry.

We account for our 36% non-controlling interest in Kronos by the equity method.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments.  TiO2 is used for a variety of manufacturing applications including plastics, paints, paper and other industrial products.

Net Income Overview

We had a net loss of $1.7 million, or $.04 per diluted share, in 2007 compared to net income of $26.1 million, or $.54 per diluted share, in 2006 and net income $33.0 million, or $.68 per diluted share, in 2005.

The decrease in our diluted earnings per share from 2006 to 2007 is due primarily to the net effects of:
•	lower equity in earnings from Kronos in 2007;
•	lower insurance recoveries in 2007;
•	higher legal defense costs in 2007;
•	higher securities transaction gains in 2007; and
•	lower component products income from operations in 2007.

The decrease in our diluted earnings per share from 2005 to 2006 is due primarily to the net effects of:
•	certain securities transactions gains in 2005;
•	higher environmental and legal defense costs in 2006;
•	higher equity in earnings of Kronos in 2006; and
•	higher component products income from operations in 2006.

Our net loss in 2007 includes:
•
a charge included in our equity in earnings of Kronos of $.43 per diluted share related to a reduction in Kronos’ net deferred income tax asset resulting from a change in German income tax rates as discussed below;

•	a charge included in our equity in earnings of Kronos of $.04 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany;
•	income of $.30 per diluted share from a gain on sale of TIMET common stock;
•	income of $.08 per diluted share related to certain insurance recoveries we received; and
•	income of $.03 per diluted share due to a net reduction in our reserve for uncertain tax positions.

Our income from continuing operations in 2006 includes:
•	a charge included in our equity in earnings of Kronos of $.07 per diluted share related to Kronos’ redemption of its 8.875% Senior Secured Notes;
•
income included in our equity in earnings of Kronos of $.16 per diluted share related to Kronos’ aggregate income tax benefit associated with the net effects of the withdrawal of certain income tax assessments previously made by the Belgian and Norwegian tax authorities, the resolution of certain income tax issues related to German and Belgian operations and the enactment of a reduction in the Canadian federal income tax rate; and

•	income of $.10 per diluted share related to certain insurance recoveries we received.

Our income from continuing operations in 2005 includes
•	income related to our sale of Kronos common stock in market transactions of $.17 per diluted share;
•	income from Kronos’ second quarter sale of its passive interest in a Norwegian smelting operation of $.03 per diluted share;
•
a net non-cash income tax expense of $.03 per diluted share related to the aggregate effects of developments with respect to certain non-U.S. income tax audits of Kronos (principally in Germany, Belgium and Canada); and

•
a net non-cash income tax expense of $.02 per diluted share related to the aggregate effects of developments with respect to certain U.S. income tax audits of NL and a change in CompX’s permanent reinvestment conclusion regarding certain non-U.S. subsidiaries.

Outlook for 2008

We currently expect our net income in 2008 to be comparable to 2007 due to the net effects of:
•	slightly higher income from operations in 2008 as a result of lower legal costs and improved component products results;
•
higher equity in earnings from Kronos as the unfavorable effect of lower income from operations for Kronos in 2008 is expected to be more than offset by the unfavorable effect of the reduction in German income taxes rates in 2007; and

•	lower securities transaction gains in 2008.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Investments - We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method.  For all such investments, we record an impairment charge when we believe that an investment has experienced a decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees) that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

At December 31, 2007, the carrying value (which equals fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each of such investments.  With respect to our investment in Valhi, the $75.1 million carrying value exceeded its $23.2 million cost basis by about 223%, and the $38.3 million carrying value of our investment in TIMET exceeded its $11.4 million cost basis by about 236%.  At December 31, 2007, the $17.45 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by about 208%.

•
Long-lived assets - We account for our long-lived assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We assess property and equipment for impairment when circumstances indicate an impairment may exist.  Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset and our estimates of the current fair value of the asset.  During 2007, CompX consolidated certain of its operations and as a result no longer utilizes one of its owned manufacturing facilities.  In November of 2007, this facility and related assets met the criteria for “assets held for sale” and we concluded that the carrying amount of the assets exceeded estimated fair value less costs to sell such assets, which resulted in a loss of $600,000 during the fourth quarter of 2007.  See Note 22 to the Consolidated Financial Statements.  No other impairment indicators were present during 2007.

•
Goodwill - In accordance with SFAS No. 142, Goodwill and other Intangible Assets, we review goodwill for impairment at least on an annual basis.  We also review goodwill for impairment when circumstances indicate an impairment may exist.  No goodwill impairments were deemed to exist as a result of our annual impairment review completed during the third quarter of 2007, as the estimated fair value of each CompX reporting unit exceeded the net carrying value of the respective reporting unit and the estimated fair value of EWI exceeded its net carrying value.  See Note 8 to the Consolidated Financial Statements.  The estimated fair values of CompX’s three reporting units are determined based on discounted cash flow projections.  Significant judgment is required in estimating cash flows.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with our internal projections and operating plans.

•
Benefit plans - We maintain various defined benefit pension plans and postretirement benefits other than pensions (“OPEB”).  The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of prepaid and accrued pension and OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of return on plan assets and expected health care trend rates.  Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements.  These assumptions are more fully described below under “Defined Benefit Pension Plans” and “OPEB Plans.”

•
Income taxes - Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting in accordance with the recognition criteria of SFAS No. 109, Accounting for Income Taxes. We record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertain Tax Positions for tax positions where we believe that it is more-likely-than-not our position will not prevail with the applicable tax authorities. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

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

•
Accruals - We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated.  However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Income from operations is impacted by certain of these significant judgments and estimates, as summarized below:

•
Chemicals – allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees; goodwill and other long-lived assets, defined benefit pension and OPEB plans and loss accruals; and

•	Component products – reserves for obsolete or unmarketable inventories, impairment of long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investments, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Income from operations

The following table shows the components of our income from operations.

	Year ended December 31,			% Change
	2005	2006	2007	2005-06	2006-07
	(Dollars in millions)

CompX	$19.3	$20.5	$15.4	6%	(25)%
Insurance recoveries	3.0	7.7	5.6	157%	(27)%
Corporate expense and other, net	(19.7)	(24.3)	(31.3)	23%	29%

Income (loss) from operations	$2.6	$3.9	$(10.3)	50%	(364)%

CompX International Inc.

	Year ended December 31,			% Change
	2005	2006	2007	2005-06	2006-07
	(Dollars in millions)

Net sales	$186.3	$190.1	$177.7	2%	(7)%
Cost of goods sold	142.6	143.6	132.5	1%	(8)%

Gross margin	43.7	46.5	45.2	6%	(3)%

Operating costs and expenses	24.4	26.0	29.8	7%	15%

Income from operations	$19.3	$20.5	$15.4	6%	(25)%

Percentage of net sales:
Cost of goods sold	77%	76%	75%
Gross margin	23%	24%	25%
Operating costs and expenses	13%	14%	16%
Income from operations	10%	11%	9%

Net Sales – Net sales decreased in 2007 as compared to 2006 principally due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimal margin as well as to lower order rates from many of our customers due to unfavorable economic conditions, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Our net sales were higher in 2006 as compared to 2005 principally due to new sales volumes generated from the August 2005 and April 2006 acquisitions of two marine component businesses, which increased sales by $11.3 million in 2006.  Other factors contributing to the increase in sales include sales volume increases in security products resulting from improved demand and the favorable effects of currency exchange rates on furniture component sales, offset in part by sales volume decreases for certain furniture components products due to competition from lower-priced Asian manufacturers.

 Costs of Goods Sold and Gross Margin - Cost of goods sold as a percentage of net sales decreased from 2006 to 2007, and gross margin percentage increased from the prior year.  During 2007, we experienced the favorable effects of an improved product mix and improvements in our operating efficiency through cost reductions partially offset by the unfavorable effect of relative changes in foreign currency exchange rates, lower sales to the office furniture industry due to competition from lower-priced Asian manufacturers and lower order rates from many of our customers due to unfavorable economic conditions.

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

Income from operations – Our component products income from operations for 2007 decreased $5.1 million, or 25% compared to 2006 and operating margins decreased to 9% in 2007 from 11% for 2006.  As compared to 2006, in 2007 we improved our product mix through our emphasis on selling higher margin products and continued our focus on improving our operating efficiency by reducing costs.  However, these improvements were more than offset by the unfavorable effects of $2.7 million in costs associated with the move of three of our northern Illinois facilities into one newly completed facility, a $2.4 million unfavorable effect of relative changes in foreign currency exchange rates, lower sales to the office furniture industry due to competition from lower-priced Asian manufacturers and lower order rates from many of our customers due to unfavorable economic conditions.  The $2.7 million facility consolidation costs include abnormal manufacturing costs such as physical move costs, equipment installation, redundant labor and recruiting fees, and fixed asset write-downs of $765,000.  Approximately $600,000 of the write-down relates to the classification of our vacated River Grove facility as an “asset held for sale.”  See Note 22 to the Consolidated Financial Statements.

Our component products income from operations for 2006 increased $1.2 million, or 6% compared to 2005 and operating margins increased to 11% in 2006 from 10% in 2005.  Our operating income increased from 2005 to 2006 primarily due to a more favorable product mix, the impact of two marine component products acquisitions, and our ongoing focus on reducing costs partially offset by the negative impact of changes in currency exchange rates and higher raw material costs.

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

CompX’s net sales were positively impacted while income from operations was negatively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the prior year.

	Increase (decrease) – Year ended December 31,
	2005 vs. 2006	2006 vs. 2007
Impact on:	(In thousands)
Net sales	$1,138	$886
Income from operations	(1,132)	(2,384)

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

General – CompX’s profitability primarily depends on its ability to utilize production capacity effectively, which is affected by, among other things, the demand for its products and the ability to control manufacturing costs, primarily comprising labor costs and raw materials such as zinc, copper, coiled steel, stainless steel and plastic resins.  Raw material costs represent approximately 49% of our total cost of goods sold.  During 2005, 2006 and 2007, worldwide raw material costs increased significantly.  We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon the achievement of specified volume purchase levels.  This allows us to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met.  We enter into such arrangements for zinc, coiled steel and plastic resins.  We anticipate further significant changes in the cost of these materials, from their current levels for the next year. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  Due to the competitive nature of the markets served by our products, it is often difficult to recover increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins may be affected by raw material cost pressures.

Outlook – Demand is slowing across most of CompX’s product lines as customers react to the condition of the overall economy.  Asian-sourced competitive pricing pressures are expected to continue to be a challenge for us as Asian manufacturers, particularly those located in China, gain share in certain markets.  We believe the impact of this environment will be mitigated through our ongoing initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improving manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including to our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we will forego certain sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during 2008, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2005	2006	2007	2005-06	2006-07
	(Dollars in millions)

Net sales	$1,196.7	$1,279.4	$1,310.3	7%	2%
Cost of sales	869.2	968.9	1,058.9	11%	9%

Gross margin	$327.5	$310.5	$251.4

Income from operations	$176.0	$143.2	$84.9	(19%)	(41%)

Other general corporate, net	7.6	3.6	2.5
Loss on prepayment of debt	-	(22.3)	-
Interest expense	(44.7)	(43.2)	(39.4)
Income before income taxes	138.9	81.3	48.0

Provision for income taxes	67.4	(.7)	114.7

Net income (loss)	$71.5	$82.0	$(66.7)

Percentage of net sales:
Cost of sales	73%	76%	81%
Income from operations	14%	11%	6%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$25.7	$29.3	$(23.9)

TiO2 operating statistics:
Sales volumes*	478	511	519	7%	1%
Production volumes*	492	516	512	5%	(1%)

Change in Ti02 net sales:
Ti02 product pricing				-	(4%)
Ti02 sales volume				7%	1%
Ti02 product mix				-	-
Changes in currency exchange rates				-	5%

Total				7%	2%

* Thousands of metric tons

Net Sales – Kronos’ net sales increased 2% or $30.9 million in 2007 compared to 2006, primarily due to favorable foreign currency exchange rates and a 1% increase in sales volumes offset somewhat by a 4% decrease in average TiO2 selling prices.  Kronos estimates the favorable effect of changes in currency exchange rates increased net sales in 2007 by approximately $65 million, or 5%, compared to 2006.  Kronos’ sales volumes increased 1% in 2007 primarily due to higher sales volumes in European and export markets, which were somewhat offset by lower sales volumes in North America. TiO2 sales volumes in 2007 were a new record for Kronos.

Kronos’ net sales increased 7% or $82.7 million in 2006 compared to 2005 primarily due to a 7% increase in TiO2 sales volumes.  Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $2 million, or less than 1%, compared to the same period in 2005.  Kronos’ sales volumes for 2006 were a new record for Kronos.  The 7% increase in sales volumes in 2006 is primarily due to higher sales volumes in the United States, Europe and in export markets, which were somewhat offset by lower sales volumes in Canada.  Sales volumes in Canada were negatively impacted by a decrease in demand for TiO2 used in paper products.

Cost of sales – Kronos’ cost of sales increased 9% or $90 million in 2007 compared to 2006 due to higher sales volumes, lower production volumes, and to the effects of changes in currency exchange rates.  Cost of sales as a percentage of net sales increased to 81% in the year ended December 31, 2007, compared to 76% in the same period of 2006 primarily due to the net effects of lower average selling prices, lower utility costs, higher other manufacturing costs (including maintenance) and slightly lower production volumes.  TiO2 production volumes decreased 1% in 2007 compared to 2006, which unfavorably impacted Kronos’ income from operations comparisons.  Operating rates were near full capacity in both periods.

Kronos’ cost of sales increased $99.7 million or 11% in 2006 compared to 2005 primarily due to the impact of increased sales volumes, a 15% increase in utility costs (primarily energy costs), a 4% increase in raw material costs and to currency fluctuations (primarily the Canadian dollar).  The cost of sales as a percentage of net sales increased to 76% for 2006 compared to 73% for 2005 primarily due to increases in raw material and other operating costs (including energy costs).

The negative impact of the increase in other operating costs and raw materials was somewhat offset by the 5% increase in production volumes.  TiO2 production volumes in 2006 were also a new record for Kronos for the fifth consecutive year.  Operating rates were at full capacity in 2006 and near full capacity in 2005.  Kronos’ higher production volumes for 2006 were aided by enhancing its processes and continued debottlenecking.

Income from operations – Kronos’ income from operations in 2007 declined by 41% to $84.9 million compared to 2006; the income from operations as a percentage of net sales decreased to 6% in 2007 from 11% for 2006.  The decline in income from operations is driven by the decline in gross margin, which decreased to 19% in 2007 compared to 24% in 2006.  While Kronos’ sales volumes were higher in 2007, gross margin decreased primarily because of lower average TiO2 selling prices, lower production volumes and higher manufacturing costs, which more than offset the impact of higher sales volumes.  Changes in currency rates have also negatively affected Kronos’ gross margin.  Kronos estimates the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $4 million when comparing 2007 to 2006.

As a percentage of net sales, selling, general and administrative expenses were consistent at approximately 12% for both 2006 and 2007.

Kronos’ income from operations for 2006 declined by 19% to $143.2 million compared to 2005.  As a percentage of net sales, income from operations declined to 11% for 2006 from 14% in 2005.  The decline in income from operations is driven by the decline in gross margin, which fell to 24% in 2006 compared to 27% in 2005.  While Kronos’ sales volumes were higher in 2006, gross margin decreased as Kronos was not able to achieve pricing levels to offset the negative impact of increased operating costs (primarily energy costs and raw materials).  Changes in currency rates have also negatively affected Kronos’ gross margin.  Kronos estimates the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $20 million.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at 12% for 2006 and 13% for 2005.

Other non-operating income (expense) – In 2006, Kronos issued euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem its euro 375 million principal amount of 8.875% Senior Secured Notes.  As a result of prepayment of the 8.875% Senior Secured Notes, Kronos recognized a $22.3 million pre-tax interest charge ($14.5 million net of income tax benefit.)

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of sales generated from non-U.S. operations are denominated in the U.S. dollar.  Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies.  Consequently, the translated U.S. dollar value of foreign sales and operating results are subject to currency exchange rate fluctuations, which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos’ net sales and income from operations for the periods indicated.

	Year ended December 31, 2006 vs. 2005	Year ended December 31, 2007 vs. 2006
	Increase (decrease), in millions

Impact on:
Net sales	$2	$65
Income from operations	(20)	(4)

Interest expense – Kronos’ interest expense decreased $3.8 million from $43.2 million for 2006 to $39.4 million for 2007 due to the issuance of the 6.5% Senior Secured Notes during 2006, which was partially offset by unfavorable changes in currency exchange rates in 2007 compared to 2006.

Interest expense decreased $1.5 million from $44.7 million for 2005 to $43.2 million for 2006 due to the redemption of the 8.875% Senior Secured Notes, which was partially offset by unfavorable changes in currency exchange rates in 2006 compared to 2005.

Kronos has a significant amount of indebtedness denominated in the euro, primarily its 6.5% Senior Secured Notes.  The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Income taxes – Kronos’ provision for income taxes was $114.7 million in 2007 compared to a benefit of $.7 million for 2006.

2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in Kronos’ net deferred income tax asset in Germany resulting from the reduction in income tax rates;
•	a non-cash charge of $8.7 million related to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $2.0 million resulting from a net reduction in Kronos’ reserve for uncertain tax positions.

2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of Kronos’ German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in Kronos’ income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany;
•	an income tax benefit of $1.4 million related to the favorable resolution of certain income tax audit issues in Germany and Belgium; and
•	a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

2005 includes:
•	an income tax benefit of $11.5 million for the aggregate effect of favorable developments with respect to income tax audits in Belgium and Canada; and
•	a charge of $17.5 million for the unfavorable effect related to the loss of certain of Kronos’ German income tax attributes.

 Other - On September 22, 2005, the chloride-process TiO2 facility operated by Kronos’ 50%-owned joint venture, Louisiana Pigment Company (“LPC”), temporarily halted production due to Hurricane Rita.  Although there was minimal storm damage to core processing facilities, a variety of factors, including loss of utilities, limited access and availability of employees and raw materials, prevented the resumption of partial operations until October 9, 2005 and full operations until late 2005.  The majority of LPC’s property damage and unabsorbed fixed costs for periods in which normal production levels were not achieved were covered by insurance, and Kronos’s lost profits (subject to applicable deductibles) resulting from its share of the lost production at LPC were also covered by insurance.  Both Kronos and LPC filed claims with their insurers and Kronos recognized a $1.8 million gain related to its business interruption claim in the fourth quarter of 2006.

Outlook – Kronos currently expects that income from operations will be lower in 2008 compared to 2007 as the favorable effects of anticipated modest improvements in sales volume, production volume and average TiO2 selling prices are expected to be more than offset by higher production costs, particularly raw material and energy costs, as well as higher freight costs and unfavorable currency effects.  Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from expectations, Kronos’ results of operations could be unfavorably affected.

Despite Kronos’ expectation of lower income from operations in 2008, Kronos currently expects to report net income in 2008 as compared to reporting a net loss in 2007, as the unfavorable effect of lower income from operations in 2008 is expected to be more than offset by the unfavorable effect of the reduction in German income taxes rates in 2007.

Kronos’ efforts to debottleneck its production facilities to meet long-term demand continue to prove successful.  Such debottlenecking efforts included, among other things, the addition of finishing capacity in the German chloride process facility and equipment upgrades and enhancements in several locations to allow for reduced downtime for maintenance activities.  Production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  Kronos believes that its annual attainable production capacity for 2008 is approximately 532,000 metric tons, with some slight additional capacity expected to be available in 2009 through continued debottlenecking efforts.

General corporate and other items

Interest and dividend income – Interest and dividend income fluctuates in part based upon the amount of funds invested and yields thereon.  Interest and dividend income in 2007 decreased $362,000 from 2006 and decreased $610,000 in 2006 from 2005 due primarily to lower levels of funds available for investment.  We expect that interest income will be lower in 2008 than 2007 due to lower average levels of funds available for investment.

Securities transactions - In October 2007 we sold 800,000 shares of TIMET common stock to Valhi for $26.8 million.  The transaction was approved by the independent members of our board of directors.  We recognized a $22.7 million pre-tax security transaction gain in the fourth quarter of 2007 related to the sale.  See Note 4 to the Consolidated Financial Statements.

Net securities transaction gains in 2005 relate principally to our sales of shares of Kronos common stock in market transactions.  See Note 2 to the Consolidated Financial Statements.

Insurance recoveries – Insurance recoveries in 2005, 2006 and 2007 relate to amounts we received from certain of our former insurance carriers, and relate principally to the recovery of prior lead pigment litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries in 2006 and 2007 include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from these carriers for past defense costs we incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2005 and 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures. We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

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

Corporate expenses – Corporate expenses were $31.3 million in 2007, $7.1 million, or 29%, higher than in 2006 primarily due to higher litigation and related expense.  Corporate expenses were $24.2 million in 2006, $4.4 million, or 22%, higher than in 2005 primarily due to higher litigation and related expenses and to higher environmental remediation expenses.  We expect that net general corporate expenses in 2008 will be lower than in 2007, primarily due to lower expected litigation and related expenses.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2008, our corporate expenses would be higher than we currently estimate.  See Note 19 to the Consolidated Financial Statements.

We have certain real property, including some subject to environmental remediation, which could be sold in the future for a profit.  See Note 19 to our Consolidated Financial Statements.

Interest expense - Substantially all of our interest expense in 2005, 2006 and 2007 relates to CompX.  Interest expense increased $541,000 in 2007 due to the $52.6 million promissory note entered into by CompX upon the repurchase and/or cancellation of 2.7 million shares of its Class A common stock in October 2007.  See Note 2 to the Consolidated Financial Statements.  Interest expense declined $117,000 in 2006 compared to 2005 due primarily to lower average levels of outstanding debt.

Provision for income taxes - We recognized an income tax benefit of $8.3 million in 2007 compared to a provision of $8.9 million and $14.7 million in 2006 and 2005, respectively.  In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  We do not recognize, and we are not required to pay, income taxes to the extent we receive dividends from Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, dividends we receive from Kronos are nontaxable to us.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate.

See Note 15 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax benefit in 2007 includes a $1.3 million benefit related to a net reduction in our reserve for uncertain tax positions primarily due to a third quarter recognition of unrecognized tax benefits because of statue of limitation expirations.

Our income tax expense in 2006 includes a $142,000 benefit resulting from the enactment of a reduction in Canadian income tax rates.

Our income tax expense in 2005 includes an income tax benefit of $7.4 million related to the favorable effect of developments with respect to certain of our income tax items and a provision for income taxes of $9.0 million related to a change in CompX’s permanent reinvestment conclusion regarding certain of its non-U.S. subsidiaries.

Minority interest – Minority interest in earnings decreased $844,000 from $3.5 million in 2006 to $2.6 million in 2007 primarily due to our increased ownership percentage in CompX that resulted from CompX’s repurchase and/or cancellation of its shares from TIMET.  See Note 2.  Minority interest in earnings increased $3.1 million from $352,000 in 2005 to $3.5 million in 2006 due to higher earnings of CompX in 2006.  See Note 13 to our Consolidated Financial Statements.

Discontinued operations - See Note 22 to our Consolidated Financial Statements.

Related party transactions – We are a party to certain transactions with related parties.  See Notes 2 and 17 to the Consolidated Financial Statements.  It is our policy to engage in transactions with related parties on terms, in our opinion, no less favorable to us than we could obtain from unrelated parties.

Recent accounting pronouncements - See Note 21 to our Consolidated Financial Statements.

Assumptions on defined benefit pension plans and OPEB plans

Defined benefit pension plans - We maintain various defined benefit pension plans in the U.S. and the U.K., and Kronos maintains various defined benefit pension plans in Europe, Canada and the U.S.  See Note 16 to the Consolidated Financial Statements.

We account for our defined benefit pension plans in accordance with SFAS No. 87, Employer’s Accounting for Pensions, as amended.  Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.

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

Prior to December 31, 2007, we used a September 30 measurement date.  Effective December 31, 2007, we now use a December 31 measurement date, concurrent with our adoption of the measurement date requirements of SFAS No. 158 effective December 31, 2007.  See Note 16 to our Consolidated Financial Statements.

We recognized consolidated defined benefit pension plan income of $700,000 in 2005, $2.2 million in 2006 and $2.5 million in 2007.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes.  Contributions made to all of our plans aggregated $700,000 in 2005, $1.3 million in 2006 and $900,000 in 2007.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on an approach of cash flow matching to a portfolio of high quality corporate bonds in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive advice about appropriate discount rates from our third-party actuaries, who may in some cases utilize proprietary cash flow matching models.  The discount rates are adjusted as of each measurement date to reflect then-current interest rates on such long-term bond portfolios.  Such discount rates are used to determine the actuarial present value of the pension obligations as of the measurement date, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2007, approximately 82% of the projected benefit obligations related to our plans in the U.S, with the remainder related to a plan in the United Kingdom associated with a former disposed business unit.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2005 and expense in 2006	Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008

U.S.	5.5%	5.8%	6.1%
United Kingdom	5.0%	5.0%	5.8%

       The assumed long-term rate of return on plan assets represents the estimated average rate of earnings on the funds invested or to be invested from the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations.  Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year.  Defined benefit pension income (expense) each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year.  Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans in which benefits are not still being earned by active employees).

At December 31, 2007, approximately 87% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the U.K.  plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  At December 31, 2006 and 2007, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2005, 2006 and 2007, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers.  During the 20-year history of the CMRT from its inception in 1987 through December 31, 2007, the average annual rate of return has been approximately 14% (including a 17% return for 2006 and an 11% return in 2007).

The CMRT weighted-average asset allocation by asset category was as follows:

	December 31,
	2006	2007

U.S. equity securities	86%	90%
International equity securities	7	8
Real estate, fixed income, cash and other	7	2

Total	100%	100%

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2005, 2006 and 2007 were as follows:

	2005	2006	2007

U.S.	10.0%	10.0%	10.0%
United Kingdom	6.5%	6.5%	6.5%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2008 as we used in 2007 for purposes of determining the 2008 defined benefit pension plan income (expense).

To the extent that a plan’s particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense would be based in part upon expected increases in future compensation levels. However, we have no active employees participating in our defined benefit pension plans.  Such plans are closed to additional participants and assumptions regarding future compensation levels are not applicable for our plans.

In addition to the actuarial assumptions discussed above, because we maintain a defined benefit pension plan in the U.K., the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  Accordingly, under GAAP we do not recognize all of such actuarial gains and losses in earnings currently; instead these amounts are deferred and amortized into income in the future as part of net periodic defined benefit pension cost.  However, upon adoption of SFAS No. 158 effective December 31, 2006, these amounts are recognized in other comprehensive income.  See Note 16 to the Consolidated Financial Statements.   In addition, any actuarial gains generated in future periods would reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

During 2007, all of our defined benefit pension plans generated a combined net actuarial gain of approximately $1.7 million.  This actuarial gain resulted primarily from the general overall increase in the assumed discount rates and the actual return on plan assets in excess of the assumed return.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2008, we expect that our defined benefit pension income will approximate $3 million in 2008.  In comparison, we expect to be required to make approximately $700,000 of contributions to such plans during 2008.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2007, our aggregate projected benefit obligations would have increased by approximately $1.0 million at that date.  Such a change would not materially impact our defined benefit pension income for 2008.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension income would be expected to decrease by approximately $140,000 during 2008.

OPEB plans - We currently provide certain health care and life insurance benefits for eligible retired employees.  See Note 16 to the Consolidated Financial Statements.  We account for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions, as amended.  Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.

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

We recognized consolidated OPEB expense of $558,000 in 2005, $622,000 in 2006 and $629,000 in 2007.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $2.2 million in 2005, $1.9 million in 2006 and $1.5 million in 2007.  Substantially all of our accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no OPEB benefits are being earned by current employees.  As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year.  Accordingly, the amount of accrued OPEB expense is expected to decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries.  In certain cases, we have the right to pass on to retirees all or a portion of increases in health care costs.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide and plan-design cost containment initiatives.  For example, at December 31, 2007 the expected rate of increase in future health care costs ranges from 8.5% in 2008, declining to 5.5% in 2014 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2008, we expect that our consolidated OPEB expense will approximate $500,000 in 2008.  In comparison, we expect to be required to make approximately $1.4 million of contributions to such plans during 2008.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2007, our aggregate projected benefit obligations would have increased by approximately $200,000 at that date, and our OPEB expense would be expected to decrease by less than $50,000 during 2008.  Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $600,000 at December 31, 2007, and OPEB expense would have increased by less than $50,000 in 2007.

Foreign operations

CompX - CompX has substantial operations and assets located outside the United States, principally furniture component product operations in Canada and Taiwan.  At December 31, 2007, CompX had substantial net assets denominated in the Canadian dollar and the New Taiwan dollar.

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2007, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of significant asset dispositions and relative changes in assets and liabilities, are generally similar to trends in our income from operations.

Cash flows from operating activities decreased from $29.0 million provided by operating activities in 2006 to $2.8 million used in operating activities in 2007.  This $31.8 million decrease is due primarily to the net effects of:

•
higher cash paid for income taxes in 2007 of $23.3 million due in part to income tax payments we made related to the capital gain generated from Valhi’s distribution of TIMET common stock in March 2007 (as discussed in Note 4 to the Consolidated Financial Statements) and the U.S. income taxes related to a higher amount of dividends CompX received from its non-U.S. subsidiaries in 2007;

•	higher cash paid for legal expenses in 2007 of $8.5 million;
•	lower cash received for insurance recoveries in 2007 of $2.0 million; and
•	lower cash paid for environmental liabilities in 2007 of $3.4 million.

Cash flows from operating activities increased from $5.3 million used in operating activities in 2005 to $29.0 million of cash provided by operating activities in 2006.  This $34.3 million increase is primarily due to:

•
lower cash paid for income taxes in 2006 of $36.1 due in part to a $21 million tax payment we made in 2005 to settle a previously-reported income tax audit in the U.S. and to relative changes in the timing of estimated tax payments; and

•	lower cash paid for environmental remediation expenditures of $8.6 million.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Cash provided by (used in) operating activities:
CompX	$20.0	$27.4	$11.9
NL Parent and wholly-owned subsidiaries	(20.1)	6.9	(9.3)
Eliminations	(5.2)	(5.3)	(5.4)

Total	$(5.3)	$29.0	$(2.8)

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days’-sales-outstanding (“DSO”) at December 31, 2007 was 44 days compared to 41 days at December 31, 2006.  The increase is primarily due to the timing of collections on the higher accounts receivable balance as of December 31, 2007.  For comparative purposes, our average DSO was relatively flat at 41 days for December 31, 2006 and 40 days at December 31, 2005.  Our average number of days-in-inventory (“DII”) was 63 days at December 31, 2007 and 57 days at December 31, 2006.  The increase in DII is primarily due to the higher cost of commodity raw material during 2007.  For comparative purposes our average DII was 57 days at December 31, 2006 and 59 days at December 31, 2005.  The decrease is primarily due to reductions in raw materials during 2006 as we utilized the higher than normal balance in ending inventory at the end of 2005 that was acquired during 2005 as part of our efforts to mitigate the impact of volatility in raw material prices.

Investing activities

Net cash provided by investing activities totaled $17.5 million in 2007 compared to net cash used of $25.2 million in 2006 and net cash provided of $18.5 million in 2005.  Capital expenditures, substantially all of which relate to CompX, were $10.7 million in 2005, $12.1 million in 2006 and $14.0 million in 2007 and primarily emphasized improving CompX’s manufacturing facilities and investing in manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.  During 2007, CompX constructed a new facility and consolidated three of its northern Illinois facilities into one facility at a cost of approximately $9.6 million.  Also during 2007:

•	We sold 800,000 shares of TIMET common stock to Valhi at a cash price of $33.50 per share, or an aggregate of $26.8 million;
•	We had additional net proceeds from sales of other marketable securities of $4.2 million; and
•	CompX purchased approximately 179,100 shares of its common stock in market transactions for $3.3 million; and

During 2006:
•	CompX acquired a marine component products company for $9.8 million, net of cash acquired; and
•	we purchased 147,500 shares of CompX common stock in market transactions for $2.3 million.

During 2005:
•	we sold shares of Kronos common stock in market transactions for $19.2 million;
•	CompX received a net $18.1 million from the sale of its Thomas Regout European operations (which had approximately $4.0 million of cash at the date of disposal);
•	we acquired CompX common stock in market transactions for $3.6 million;
•	we collected $10 million on a loan to an affiliate; and
•	CompX acquired a marine components products company for an aggregate of $7.3 million.

In addition, during 2007 CompX repurchased or cancelled a net 2.7 million shares of its Class A common stock held by TIMET, an affiliate, for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a consolidated promissory note.  See Notes 2 and 17 to our Consolidated Financial Statements.

Financing activities

We paid cash dividends of $24.3 million in 2007 and 2006 compared to $36.4 million in 2005.  During 2005, we paid our first regular quarterly dividend of $.25 per share in the form of shares of Kronos common stock, while we paid cash dividends in the second, third and fourth quarters.  In 2006, we reduced our regular quarterly dividend to $.125 per share.

Other financing cash flows over the past three years consisted principally of:

•	CompX paid cash dividends to minority interests in the amount of $2.3 million in 2005 and 2006 and $1.9 million in 2007;
•	CompX prepaid $1.6 million of indebtedness during 2006 assumed in its August 2005 business acquisition and repaid $2.6 million on its note payable to TIMET in 2007;
•	we received proceeds from the exercise of options to purchase CompX common stock of $.6 million in 2005, $.3 million in 2006 and $1.4 million in 2007; and
•	we received proceeds from the exercise of options to purchase NL common stock of $2.5 million in 2005 and $.1 million in 2006.

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

At December 31, 2007, there were no amounts outstanding under CompX’s $50 million revolving credit facility that matures in January 2009.  See Note 12 to the Consolidated Financial Statements.

In October 2007, CompX repurchased and/or cancelled a net 2.7 million shares of its Class A common stock from TIMET for aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  See Note 12 to the Consolidated Financial Statements.

At December 31, 2007, we had an aggregate of $51.9 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

CompX	$18.4
NL Parent and wholly-owned subsidiaries	33.5

Total	$51.9

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2008) and our long-term obligations (defined as the five-year period ending December 31, 2012, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

We currently expect that our aggregate capital expenditures for CompX in 2008 will be approximately $12.6 million.  Capital expenditures will include improvements in production efficiency including replacement of equipment that is being retired.  We expect that our 2008 capital expenditures will be financed primarily by cash flows from operating activities or existing cash resources and credit facilities.  Kronos intends to spend approximately $64 million for major improvements and upgrades to existing facilities during 2008, including approximately $7 million in the area of environmental protection and compliance.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Kronos currently pays a regular quarterly cash dividend of $.25 per share.  At that rate, and based on the 17.5 million shares of Kronos we hold at December 31, 2007, we would receive annual dividends from Kronos of $17.5 million.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.7 million shares of CompX we held at December 31, 2007, we would receive annual dividends from CompX of $5.4 million.  In addition, both Valhi and TIMET pay regular quarterly dividends of $.10 per share and $.075 per share, respectively.  At those rates, and based on the 4.7 million shares of Valhi and 1.4 million shares of TIMET we held at December 31, 2007, we would receive annual dividends from Valhi and TIMET of $1.9 million and $435,000, respectively.  Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions.  In addition, a significant portion of our assets consist of ownership interests in our subsidiaries and affiliates.  If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

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

Summary of debt and other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 12 and 19 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2007 by the type and date of payment.

	Payment due date
Contractual commitment	2008	2009/2010	2011/2012	2013 and After	Total
	(In millions)

Note payable to affiliate	$.3	$2.0	$2.0	$45.7	$50.0
Interest payable to affiliate	3.0	5.8	5.5	4.7	19.0
Estimated tax obligations	.1	-	-	-	.1
Operating leases	.4	.5	.2	-	1.1
Purchase obligations	16.2	-	-	-	16.2
Fixed asset acquisitions	3.6	-	-	-	3.6

	$23.6	$8.3	$7.7	$50.4	$90.0

The timing and amount shown for our commitments related to notes payable, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  Fixed asset acquisitions include firm purchase commitments for capital projects.

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

The above table also does not reflect any amounts that we might pay to settle any of our uncertain tax positions, as the timing and amount of any such future settlements are unknown and dependent on, among other things, the timing of tax audits.  See Notes 15 and 21 to our Consolidated Financial Statements.

Commitments and contingencies

In August 2007, CompX’s board of directors authorized the repurchase of up to 500,000 shares of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  This authorization is in addition to the 467,000 shares of Class A common stock that remained available for repurchase under prior authorizations of CompX’s board of directors.  During 2007, CompX purchased approximately 179,100 shares of its Class A common stock in market transactions for an aggregate of $3.3 million cash.  CompX cancelled these treasury shares and allocated their cost to common stock at par value and additional paid-in capital.  At December 31, 2007 approximately 804,400 shares were available for purchase under these repurchase authorizations.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices.  We periodically use currency forward contracts or interest rate swaps to manage a portion of these market risks.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Otherwise, we generally do not enter into forward or option contracts to manage such market risks, nor do we enter into any contract or other type of derivative instrument for trading or speculative purposes.  Other than the contracts discussed below, we were not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2006 and 2007.  See Notes 1 and 20 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2006 and 2007.

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2006 and 2007, no amounts were outstanding under CompX’s secured Revolving Bank Credit Agreement.  In conjunction with CompX’s repurchase and/or cancellation of a net 2.7 million shares of its class A common stock during the fourth quarter of 2007, CompX issued a promissory note for $52.6 million.  See Notes 12 and 17 to the Consolidated Financial Statements.  At December 31, 2007, there was $50.0 million outstanding on the promissory note which bears interest at LIBOR plus 1%, and the fair value of such indebtedness approximates its carrying value.  The interest rate is reset quarterly based on the three month LIBOR.

Foreign currency exchange rates - We are exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling our products outside the United States (principally Canada and Taiwan).  A portion of sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar.  In addition, a portion of our sales generated from our non-U.S. operations are denominated in the U.S. dollar.  Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  To manage a portion of the related currency exchange rate market risk associated with receivables or future sales, CompX periodically enters into short-term forward currency exchange contracts.  At each balance sheet date, any outstanding forward currency contracts are marked-to-market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income.  CompX had no forward currency contracts outstanding at December 31, 2006 or 2007.

Marketable equity and debt security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of equity securities at December 31, 2006 and 2007 was $122.3 million and $113.4 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $12.3 million at December 31, 2006 and $11.3 million at December 31, 2007.  The fair value of marketable debt securities at December 31, 2006 was $10.0 million and was $5.9 million at December 31, 2007.  The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $1 million at December 31, 2006 and $590,000 at December 31, 2007.

Other - We believe there may be a certain amount of incompleteness in the sensitivity analyses presented above.  For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect our results of operations and cash flows, such as demand for our products, sales volumes, selling prices and operating expenses.  Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve.  Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses we would incur assuming the hypothetical changes in market prices were actually to occur.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2007.  Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2007, our chief executive officer filed such annual certification with the NYSE.  The 2007 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2007 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

50%-or-less persons

The consolidated financial statements of Kronos (36%-owned at December 31, 2007) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

We have included as exhibits the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to us of furnishing the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2007 will be furnished to the Commission upon request.

We will also furnish, without charge, a copy of our Code of Business Conduct and Ethics, as adopted by the board of directors on February 19, 2004, upon request.  Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

Item No.                                                 Exhibit Index

2.1
Form of Distribution Agreement between NL Industries, Inc. and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 2.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

3.1
Certificate of Amended and Restated Certificate of Incorporation dated June 28, 1990 - incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting held on June 28, 1990.

3.2
Amended and Restated Bylaws of NL Industries, Inc. as of December 11, 2007 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 17, 2007.

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

10.6
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

10.8
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

10.13*
NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 6, 1998.

10.14*	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.15
Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

10.16
Amended Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective November 30, 2004 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as of November 30, 2004.

10.17
Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.18
Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.19
Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

10.20	Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.21
Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and the Registrant – incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.22
First Amendment Agreement, dated September 3, 2004, Relating to a Facility Agreement dated June 25, 2002 among Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS and Titania A/S, as borrowers, Kronos Titan GmbH, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, with Deutsche Bank Luxembourg S.A., acting as agent – incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Kronos Worldwide, Inc. (File No. 333-119639).

10.23*	CompX International Inc. 1997 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Registration Statement on Form S-1 (File No. 1-13905).

10.24
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 of Kronos International, Inc.s’ Form 8-K dated June 14, 2005.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.25
$50,000,000 Credit Agreement between CompX International Inc. and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 – incorporated by reference to Exhibit 10.12 of CompX International Inc.’s Form 10-K for the year ended December 31, 2006 (File No. 1-13905).  Certain exhibits, annexes and similar attachments to this Exhibit have not been filed; upon request, CompX International Inc. will furnish supplementally to the SEC a copy of any omitted exhibit, annex, or attachment.

10.26
Stock Purchase Agreement dated October 11, 2007 between the Registrant and Valhi, Inc, - incorporated by reference to Exhibit 10.6 of CompX International Inc.’s Form 10-K for the year ended December 31, 2007 (File No. 1-13905).

10.27
First Amendment to Credit Agreement dated as of October 16, 2007 among CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.12 of CompX International Inc.’s Form 10-K for the year ended December 31, 2007 (File No. 1-13905).

10.28
Stock Purchase Agreement dated October 16, 2007 between CompX International, Inc. and TIMET Finance Management Company – incorporated by reference to Exhibit 10.6 of CompX International Inc.’s Form 10-K for the year ended December 31, 2007 (File No. 1-13905).

10.29
Form of Subordination Agreement among CompX International Inc., TIMET Finance Management Company, CompX Security Products, Inc., CompX Precision Sildes Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank – incorporated by reference to Exhibit 10.8 of CompX International Inc.’s Form 10-K for the year ended December 31, 2007 (File No. 1-13905).

10.30
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company – incorporated by reference to Exhibit 10.9 of CompX International Inc.’s Form 10-K for the year ended December 31, 2007 (File No. 1-13905).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.

23.2	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.

31.1	Certification

31.2	Certification

32.1	Certification

99.1	Consolidated financial statements of Kronos Worldwide, Inc. – incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2007.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
(Registrant)

By:/s/ Harold C. Simmons
Harold C. Simmons
March 12, 2008
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 12, 2008	Steven L. Watson, March 12, 2008
(Chairman of the Board and Chief	(Director)
Executive Officer)

/s/ Thomas P. Stafford	/s/ Glenn R. Simmons
Thomas P. Stafford, March 12, 2008	Glenn R. Simmons, March 12, 2008
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Gregory M. Swalwell
C. H. Moore, Jr., March 12, 2008	Gregory M. Swalwell, March 12, 2008
(Director)	(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

/s/ Terry N. Worrell	/s/ Tim C. Hafer
Terry N. Worrell, March 12, 2008	Tim C. Hafer, March 12, 2008
(Director)	(Vice President and Controller, Principal Accounting Officer)

NL Industries, Inc.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2006 and 2007	F-4

Consolidated Statements of Operations - Years ended December 31, 2005, 2006 and 2007	F-6

Consolidated Statements of Comprehensive Income - Years ended December 31, 2005, 2006 and 2007	F-7

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2005, 2006 and 2007	F-8

Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2006 and 2007	F-9

Notes to Consolidated Financial Statements	F-12

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2006 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 21 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 12, 2008

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS	December 31,
	2006	2007

Current assets:
Cash and cash equivalents	$52,742	$41,112
Restricted cash and cash equivalents	7,356	4,970
Marketable securities	9,989	5,860
Accounts and other receivables, net	22,138	22,221
Receivable from affiliates	238	1,271
Inventories, net	21,733	24,277
Prepaid expenses and other	1,326	1,516
Deferred income taxes	5,543	6,474

Total current assets	121,065	107,701

Other assets:
Marketable equity securities	122,344	113,393
Investment in Kronos Worldwide, Inc.	160,527	147,119
Pension asset	12,807	17,623
Goodwill	32,969	54,719
Assets held for sale	-	3,117
Other assets, net	8,977	7,856

Total other assets	337,624	343,827

Property and equipment:
Land	9,475	12,346
Buildings	30,751	35,963
Equipment	119,233	127,801
Construction in progress	2,559	2,659
	162,018	178,769
Less accumulated depreciation	91,363	105,536

Net property and equipment	70,655	73,233

Total assets	$529,344	$524,761

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2006	2007

Current liabilities:
Accounts payable	$8,944	$8,769
Accrued liabilities	25,530	26,039
Accrued environmental costs	9,778	11,863
Payable to affiliates	1,548	1,149
Income taxes	795	136

Total current liabilities	46,595	47,956

Noncurrent liabilities:
Note payable to affiliate	-	49,730
Accrued pension costs	2,780	1,665
Accrued postretirement benefits cost	11,672	9,865
Accrued environmental costs	40,935	38,467
Deferred income taxes	130,952	91,124
Other	2,482	25,126

Total noncurrent liabilities	188,821	215,977

Minority interest	45,416	14,366

Stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,586 and 48,592 shares issued and outstanding	6,073	6,073
Additional paid-in capital	363,472	345,338
Retained earnings (deficit)	1,826	(6,525)
Accumulated other comprehensive income:
Marketable securities	56,796	57,603
Currency translation	(133,981)	(123,829)
Defined benefit pension plans	(44,063)	(31,373)
Postretirement benefit (OPEB) plans	(1,611)	(825)

Total stockholders' equity	248,512	246,462

Total liabilities and stockholders’ equity	$529,344	$524,761

Commitments and contingencies (Notes 15, 19 and 21)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2005	2006	2007

Net sales	$186,350	$190,123	$177,683
Cost of goods sold	142,594	143,648	132,455

Gross margin	43,756	46,475	45,228

Selling, general and administrative expense	24,156	26,060	25,846
Other operating income (expense):
Insurance recoveries	2,969	7,656	5,659
Facility consolidation expense	-	-	(2,665)
Other income (expense), net	(84)	51	(1,342)
Corporate expense	(19,870)	(24,247)	(31,318)

Income (loss) from operations	2,615	3,875	(10,284)

Equity in earnings (losses) of Kronos Worldwide, Inc.	25,689	29,345	(23,901)
Other income (expense):
Interest and dividends	5,750	5,140	4,778
Securities transactions, net	14,603	297	22,749
Interest expense	(336)	(219)	(760)

Income (loss) before income taxes and minority interest	48,321	38,438	(7,418)

Provision for income taxes (benefit)	14,664	8,860	(8,311)

Minority interest in after-tax earnings	352	3,468	2,624

Income (loss) from continuing operations	33,305	26,110	(1,731)

Discontinued operations, net	(326)	-	-

Net income (loss)	$32,979	$26,110	$(1,731)

Basic and diluted net income (loss) per share	$.68	$.54	$(.04)

Weighted-average shares outstanding:
Basic	48,541	48,568	48,590
Dilutive impact of stock options	46	16	-

Diluted	48,587	48,584	48,590

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2005	2006	2007

Net income (loss)	$32,979	$26,110	$(1,731)

Other comprehensive income (loss), net of tax:

Marketable securities:
Unrealized net gains arising during the year	7,301	22,712	15,475
Realized gains included in net income	-	-	(14,668)
	7,301	22,712	807
Defined benefit pension plans :
Net actuarial gain arising during the year	-	-	10,618
Amortization of prior service cost included in net periodic pension cost	-	-	1,623
Minimum pension liability change	(9,480)	2,388	-
	(9,480)	2,388	12,241
Postretirement benefit plan adjustment:
Net actuarial gain arising during the year	-	-	861
Amortization of prior service cost included in net periodic pension cost	-	-	(75)
	-	-	786

Currency translation adjustment	(5,318)	6,499	10,152

Total other comprehensive income (loss)	(7,497)	31,599	23,986

Comprehensive income	$25,482	$57,709	$22,255

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2005, 2006 and 2007
(In thousands, except per share data)

				Accumulated other
		Additional	Retained	comprehensive income (loss)
	Common	paid-in	earnings	Marketable	Currency	Pension	OPEB
	stock	capital	(deficit)	securities	translation	plans	plans	Total

Balance at December 31, 2004	$6,054	$369,702	$-	$26,783	$(135,162)	$(33,207)	$-	$234,170

Net income	-	-	32,979	-	-	-	-	32,979
Other comprehensive income (loss), net of tax	-	-	-	7,301	(5,318)	(9,480)	-	(7,497)
Distribution of shares of Kronos Worldwide, Inc.	-	-	(2,656)	-	-	-	-	(2,656)
Income tax on distribution	-	-	(3,017)	-	-	-	-	(3,017)
Issuance of common stock	16	2,583	-	-	-	-	-	2,599
Cash dividends - $.75 per share	-	(9,113)	(27,306)	-	-	-	-	(36,419)
Other	-	114	-	-	-	-	-	114

Balance at December 31, 2005	6,070	363,286	-	34,084	(140,480)	(42,687)	-	220,273

Net income	-	-	26,110	-	-	-	-	26,110
Other comprehensive income (loss), net of tax	-	-	-	22,712	6,499	2,388	-	31,599
Issuance of common stock	3	196	-	-	-	-	-	199
Cash dividends - $.50 per share	-	-	(24,284)	-	-	-	-	(24,284)
Change in accounting – asset and liability recognition provisions of SFAS No. 158	-	-	-	-	-	(3,764)	(1,611)	(5,375)
Other	-	(10)	-	-	-	-	-	(10)

Balance at December 31, 2006	6,073	363,472	1,826	56,796	(133,981)	(44,063)	(1,611)	248,512

Net loss	-	-	(1,731)	-	-	-	-	(1,731)
Other comprehensive income (loss), net of tax	-	-	-	807	10,152	12,241	786	23,986
Issuance of common stock	-	63	-	-	-	-	-	63
Cash dividends - $.50 per share	-	(18,222)	(6,073)	-	-	-	-	(24,295)
Change in accounting:
FIN 48	-	-	(97)	-	-	-	-	(97)
SFAS No. 158 – measurement date provisions	-	-	(450)	-	-	449		(1)
Other	-	25	-	-	-	-	-	25

Balance at December 31, 2007	$6,073	$345,338	$(6,525)	$57,603	$(123,829)	$(31,373)	$(825)	$246,462

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$32,979	$26,110	$(1,731)
Depreciation and amortization	11,334	12,220	11,375
Deferred income taxes:
Continuing operations	(10,555)	8,407	(12,604)
Discontinued operations	(187)	-	-
Minority interest:
Continuing operations	352	3,468	2,624
Discontinued operations	(151)	-	-
Securities transaction gains	(14,603)	(298)	(22,749)
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(885)	(2,161)	(2,464)
Other postretirement benefit plans	(431)	(1,009)	629
Equity in Kronos Worldwide, Inc.	(25,689)	(29,345)	23,901
Distributions from Kronos Worldwide, Inc.	17,593	17,516	17,516
Other, net	2,145	1,469	1,413
Change in assets and liabilities:
Accounts and other receivable	246	541	1,032
Inventories	(936)	2,258	(1,813)
Prepaid expenses	(41)	352	(160)
Accounts payable and accrued liabilities	(4,038)	(7,107)	(918)
Income taxes	6,324	509	(1,127)
Accounts with affiliates	(4,201)	3,618	(12,779)
Accrued environmental costs	(12,870)	(4,234)	(383)
Other noncurrent assets and liabilities, net	(1,684)	(3,313)	(4,533)

Net cash provided by (used in) operating activities	(5,298)	29,001	(2,771)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2005	2006	2007

Cash flows from investing activities:
Capital expenditures	$(10,676)	$(12,148)	$(13,998)
Business acquisitions, net of cash acquired	(7,342)	(9,832)	-
Collection of loans to affiliates	10,000	-	-
Collection of note receivable	-	1,306	1,306
Change in restricted cash equivalents and marketable debt securities, net	(1,945)	(2,903)	2,386
Proceeds from disposal of:
Business unit	18,094	-	-
Kronos common stock	19,176	-	-
Property and equipment	27	1,316	73
Cash of disposed business unit	(4,006)	-	-
Purchase of CompX common stock	(3,645)	(2,318)	(3,309)
Investment in marketable securities	(7,503)	(17,501)	(5,861)
Proceeds from sale of marketable securities	6,301	16,849	36,894

Net cash provided by (used in) investing activities	18,481	(25,231)	17,491

Cash flows from financing activities:
Indebtedness:
Borrowings	18	-	-
Principal payments	(93)	(1,563)	-
Deferred financing costs paid	(114)	(110)	-
Repayment of loan from affiliate	-	-	(2,600)
Cash dividends paid	(36,419)	(24,284)	(24,295)
Proceeds from issuance of stock:
NL common stock	2,507	88	-
CompX common stock	639	347	1,395
Tax benefit from exercise of stock options	-	111	73
Distributions to minority interests	(2,384)	(2,272)	(1,918)

Net cash used by financing activities	(35,846)	(27,683)	(27,345)

Net decrease	$(22,663)	$(23,913)	$(12,625)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2005	2006	2007

Cash and cash equivalents - net change from:
Operating, investing and financing activities	$(22,663)	$(23,913)	$(12,625)
Currency translation	390	(257)	995
Cash and cash equivalents at beginning of year	99,185	76,912	52,742

Cash and cash equivalents at end of year	$76,912	$52,742	$41,112

Supplemental disclosures – cash paid (received) for:
Interest	$259	$139	$109
Income taxes, net	32,519	(3,627)	19,680

Non-cash investing and financing activities:
Note payable to affiliate issued for repurchase of CompX common stock	$-	$-	$52,580
Receipt of TIMET shares from Valhi	-	-	11,410
Accrual for capital expenditures	-	-	665
Note received upon disposal of CompX business unit	4,179	-	-

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1 -                           Organization and basis of presentation:

Nature of our business – NL Industries, Inc. (NYSE: NL) is primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE: CIX).  We operate in the chemicals industry through our non-controlling interest in Kronos Worldwide, Inc. (NYSE: KRO).

Organization – We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at December 31, 2007.  Valhi is majority-owned by a subsidiary of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliates, including Kronos, taken as a whole.

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

We account for increases in our ownership interest of our consolidated subsidiaries and equity investees, either through our purchase of additional shares of their common stock or their purchase of their own shares of common stock, by the purchase method (step acquisition).  Unless otherwise noted, such purchase accounting generally results in an adjustment to the carrying amount of goodwill for our consolidated subsidiaries.  The effect of other changes in our ownership interest, which usually result from the exercise of stock options to purchase shares of common stock by employees, is generally not material.

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

Derivatives and hedging activities – Certain of our sales generated by our non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  See Note 21.  We had no currency forward contracts outstanding at December 31, 2006 or 2007.

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

Marketable securities and securities transactions – We carry marketable debt and equity securities at fair value based upon quoted market prices, which represent Level 1 inputs as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  See Note 21.  We recognize realized and unrealized gains and losses on trading securities in income.  We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest.  We calculate realized gains and losses by the specific identification of securities sold.

Accounts receivable - We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of sales - We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs on average cost or the first-in, first-out method.  We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs.  Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Investment in Kronos Worldwide, Inc – We account for our 36% non-controlling interest in Kronos by the equity method.  See Note 7.

Goodwill and other intangible assets; amortization expense - Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets by the straight-line method over their estimated useful lives and state them net of accumulated amortization.  We assess goodwill and other intangible assets for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.   See Notes 8 and 9.

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

We expense maintenance, repairs and minor renewal expenditures as incurred. We capitalize expenditures for major improvements.  We capitalize interest costs related to major long-term capital projects and renewals as a component of construction costs.  We did not capitalize any material interest costs in 2005, 2006 or 2007.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or to discounted cash flow value is required.  We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Employee benefit plans - Accounting and funding policies for retirement and post retirement benefits other than pensions (“OPEB”) plans are described in Notes 16 and 21.

Income taxes - We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”).  We and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 19.  We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis, and make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments to Valhi for income taxes of $1.7 million in 2005 and $14.2  million in 2007.  In 2006, we received a net refund for income taxes from Valhi of $5.8 million.  In addition, see Note 2 regarding our payment in 2005 of certain income taxes to Valhi using shares of Kronos common stock.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not permanently reinvested.  In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $5.7 million at December 31, 2007 (2006 - $5.6 million).  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed the benefit associated with a tax position was not probable of prevailing with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. ("FIN") 48, Accounting for Uncertain Tax Positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 21.

Environmental remediation costs – We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  At December 31, 2006 and 2007, we had not recognized any receivables for recoveries.  See Note 19.

Net sales – We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer.  Amounts charged to customers for shipping and handling are not material.  We state sales net of price, early payment and distributor discounts and volume rebates.  We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Selling, general and administrative expenses; advertising costs; research and development costs - Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs related to continuing operations are expensed as incurred and were approximately $1 million in each of 2005, 2006 and 2007.  Research, development and certain sales technical support costs related to continuing operations are expensed as incurred and approximated $200,000 in each of 2005, 2006 and 2007.

Corporate expenses - Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share - Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive was nil in 2005 and 2006 and was approximately 9,000 in 2007.

Note 2 -                      Business combinations and related transactions:

CompX International Inc. – At the beginning of 2005, we owned approximately 68% of CompX’s outstanding common stock.  In October 2007, CompX repurchased or cancelled a net 2.7 million shares of its Class A common stock held by TIMET, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group, Inc.  The repurchase was approved by the independent members of CompX’s board of directors.  CompX purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase from TIMET was approved.  The promissory note bears interest at LIBOR plus 1% and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  CompX may make prepayments on the promissory note at any time, in any amount, without penalty.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  As a result of the repurchase or cancellation of CompX’s Class A shares from TIMET, TIMET no longer has any direct or indirect ownership in CompX or in CompX Group.  CompX’s outstanding Class A shares were reduced by 2.7 million and, as a result, our ownership interest in CompX increased to approximately 86%.  We accounted for our increase in ownership of CompX by the purchase method (step acquisition).

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

Kronos Worldwide, Inc. – At the beginning of 2005, we held an aggregate of 37% of Kronos’ outstanding common stock. During the first quarter of 2005, we paid a quarterly dividend in the form of shares of Kronos common stock and distributed approximately 266,000 shares of Kronos to our shareholders in the form of a pro-rata dividend.  In accordance with GAAP, the carrying amount of such shares of Kronos common stock distributed was accounted for as a reduction of our retained earnings and aggregated $2.7 million.

We made certain other pro-rata distributions to our shareholders in the form of shares of Kronos common stock prior to 2005.  All of such distributions of Kronos common stock were taxable to us, and as such we recognized a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and our adjusted tax basis in such stock at the date of distribution.  In accordance with GAAP, the amount of such current income tax represented by the excess of the carrying value of such stock for financial reporting purposes over the adjusted tax basis of such stock is included in the determination of net income in the period the shares were distributed, and the amount of such current income tax represented by the excess of the fair market value of such stock over the carrying value of such stock for financial reporting purposes is accounted for as a direct reduction to stockholders’ equity (retained earnings).  The amount of such current income tax included in the determination of net income aggregated $.9 million in 2005, while the amount of such current income tax accounted for as a direct reduction to equity aggregated $3.0 million in 2005.  In accordance with GAAP, the amount of the deferred income tax we recognized with respect to Kronos is adjusted as of the date of the distribution.

With respect to the shares of Kronos we distributed to Valhi in all of our pro-rata distributions, we and Valhi previously agreed that substantially all of the income tax liability generated from the distribution of such shares could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL.  Prior to 2005, we transferred such Kronos shares to Valhi in satisfaction of such tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability.  The aggregate amount of such tax liability, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $230 million.  This aggregate $230 million tax liability has not been paid by Valhi to Contran, nor has Contran paid such tax liability to the applicable tax authority, because the related taxable gain is currently deferred at the Valhi and Contran levels due to Valhi and NL being members of the Valhi tax group on a separate company basis and of the Contran Tax Group.  Such income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to Valhi are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.

During 2005, we sold approximately 470,000 shares of Kronos common stock in market transactions for an aggregate of $19.2 million.  We recognized a $14.7 million pre-tax securities transaction gain related to such sales.

As a result of all of the foregoing transactions, our ownership of Kronos was reduced to approximately 36% as of December 31, 2007.  See Note 7.  At December 31, 2007, Valhi owned an additional 59% of Kronos’ outstanding common stock.

Note 3 - Geographic information:

We operate in the component products industry through our majority ownership of CompX.  CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, home appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance boat industry.  CompX has production facilities in North America and Asia.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location.  At December 31, 2006 and 2007 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated, $35.4 million, and $34.9 million, respectively.

	Years ended December 31,
	2005	2006	2007
	(In millions)

Net sales - point of origin:
United States	$113.5	$127.6	$118.5
Canada	63.9	52.4	52.7
Taiwan	14.2	15.9	11.7
Eliminations	(5.2)	(5.8)	(5.2)

Total	$186.4	$190.1	$177.7

Net sales - point of destination:
United States	$149.5	$153.9	$147.8
Canada	25.0	20.0	19.3
Other	11.9	16.2	10.6

Total	$186.4	$190.1	$177.7

	December 31,
	2005	2006	2007
	(In millions)

Identifiable assets -
Net property and equipment:
United States	$43.7	$48.9	$51.9
Canada	17.0	14.1	13.9
Taiwan	8.2	7.7	7.4

Total	$68.9	$70.7	$73.2

Note 4 -                           Marketable securities:

	December 31,
	2006	2007
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,301	$5,301
Other marketable securities	4,688	559

Total	$9,989	$5,860

Noncurrent assets (available-for-sale):
Valhi common stock	$122,344	$75,064
TIMET common stock	-	38,329

Total	$122,344	$113,393

Restricted debt securities at December 31, 2006 and 2007 collateralize certain of our outstanding letters of credit.

At December 31, 2006 and 2007, we owned approximately 4.7 million shares of Valhi common stock accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by SFAS No. 157.  See Note 21.  The aggregate cost basis for our investment in Valhi at December 31, 2006 and 2007 was $34.6 million and $23.2 million, respectively.  The decrease in cost basis during 2007 is due to a special dividend Valhi paid in the form of TIMET stock as discussed below.  The quoted market price per share was $25.98 and $15.94 at December 31, 2006 and December 31, 2007, respectively with an aggregate market value of $122.3 million and $75.1 million at December 31, 2006 and December 31, 2007, respectively.

In March 2007, Valhi paid a special dividend to its stockholders in the form of the shares of Titanium Metals Corporation (“TIMET”) common stock owned by Valhi.  Prior to the special dividend, Valhi owned approximately 35% of TIMET’s outstanding common stock.  As a result of the special dividend, each Valhi stockholder, including us, received .4776 of a share of TIMET common stock for each share of Valhi common stock held.  We received approximately 2.2 million shares of TIMET common stock in the special dividend.  For financial reporting purposes, Valhi’s carrying value of the 2.2 million TIMET shares we received was approximately $11.4 million at the date of distribution.  We accounted for our receipt of the 2.2 million shares of TIMET common stock by reducing the cost basis of our shares of Valhi common stock by this $11.4 million carryover basis, since we and Valhi are under the common control of Contran.  We also account for our shares of TIMET common stock as available-for-sale market equity securities based on quoted market prices.

  In October 2007, we sold 800,000 shares of our TIMET common stock to Valhi for approximately $26.8 million cash.  The transaction was approved by the independent members of our board of directors.  The transaction was valued based on TIMET’s October 10, 2007 closing market price.  As a result of such sale, we recognized a pre-tax securities transaction gain in the fourth quarter of 2007 of $22.7 million.  At December 31, 2007, the quoted market price of the remaining 1.4 million shares of TIMET common stock held by us was $26.45 per share, or an aggregate market value of $38.3 million.

The Valhi and TIMET common stock we own are subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.  For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock.

Note 5 - Accounts and other receivables, net:

	December 31,
	2006	2007
	(In thousands)

Trade receivables	$20,698	$21,129
Other receivables	1,941	1,535
Refundable income taxes	215	217
Allowance for doubtful accounts	(716)	(660)

Total	$22,138	$22,221

Note 6 - Inventories, net:

	December 31,
	2006	2007
	(In thousands)

Raw materials	$5,892	$6,341
In process products	8,744	9,783
Finished products	7,097	8,153

Total	$21,733	$24,277

Note 7 -  Investment in Kronos Worldwide, Inc.:

At December 31, 2006 and 2007, we owned approximately 17.5 million shares of Kronos common stock.  At December 31, 2007 the quoted market price was $17.45 per share, or an aggregate market value of $305.7 million, and at December 31, 2006 the quoted market price per share was $32.56, or an aggregate market value of $570.3 million.  The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Year ended December 31,
	2005	2006	2007
	(In millions)

Balance at the beginning of the period	$175.6	$147.7	$160.5
Equity in earnings (losses) of Kronos	25.7	29.3	(23.9)
Dividends received from Kronos	(17.6)	(17.5)	(17.5)
Sales of Kronos stock	(4.4)	-	-
Dividends paid in Kronos stock	(2.6)	-	-
Equity in Kronos’ changes in accounting	-	(13.4)	(2.1)
Other, principally equity in other comprehensive income	(29.0)	14.4	30.1

Balance at the end of the period	$147.7	$160.5	$147.1

Selected financial information of Kronos is summarized below:

	December 31,
	2006	2007
	(In millions)

Current assets	$562.9	$621.7
Property and equipment, net	462.0	526.5
Investment in TiO2 joint venture	113.6	118.5
Other noncurrent assets	283.0	188.3

Total assets	$1,421.5	$1,455.0

Current liabilities	$179.5	$224.5
Long-term debt	535.3	590.0
Accrued pension and post retirement benefits	195.7	149.9
Other noncurrent liabilities	62.6	79.6
Stockholders’ equity	448.4	411.0

Total liabilities and stockholders’ equity	$1,421.5	$1,455.0

	Year ended December 31,
	2005	2006	2007

Net sales	$1,196.7	$1,279.4	$1,310.3
Cost of sales	869.2	968.9	1,058.9
Income from operations	176.0	143.2	84.9
Net income (loss)	71.5	82.0	(66.7)

Note 8 – Goodwill:

Substantially all of our goodwill is related to our component products operations and was generated principally from CompX's acquisitions of certain business units completed prior to 2002, from the two acquisitions in August 2005 and April 2006 and from our step acquisition of CompX in 2007.  See Note 2.  The remaining goodwill resulted from our acquisition of EWI RE, Inc., an insurance broker subsidiary, prior to 2005 and totaled approximately $6.4 million.
Changes in the carrying amount of goodwill related to the components products operations during the past three years are presented in the table below.

Component products operations (In millions)

Balance at December 31, 2004	$14.4

Goodwill acquired during the year	8.0
Disposition of business	(1.4)
Changes in foreign exchange rates	(.2)

Balance at December 31, 2005	20.8

Goodwill acquired during the year	5.6
Changes in foreign exchange rates	.2

Balance at December 31, 2006	26.6

Goodwill acquired during the year	21.7

Balance at December 31, 2007	$48.3

We have assigned our goodwill related to the component products operations to three reporting units (as that term is defined in SFAS No. 142): one consisting of CompX's security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations.  In accordance with SFAS No. 142 we test for goodwill impairment at the reporting unit level.  In accordance with the requirements of SFAS No. 142, we review goodwill for each of CompX’s reporting units for impairment during the third quarter of each year or when circumstances arise that indicate impairment might exist.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows would be a Level 3 input as defined by SFAS No. 157.  See Note 21.  If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value.  Our 2005, 2006 and 2007 annual impairment reviews of goodwill indicated no impairments.

Note 9 - Intangible and other noncurrent assets:

	December 31,
	2006	2007
	(In thousands)

Definite-lived customer list intangible asset	$743	$132
Patents and other intangible assets	3,174	2,569
Other	5,060	5,155

Total	$8,977	$7,856

Definite-lived customer list intangible asset resulted from the acquisition of EWI RE, Inc.  See Note 8.  This intangible asset is generally amortized on a straight-line basis over a period of seven years (approximately one year remaining at December 31, 2007) with no assumed residual value and is presented net of accumulated amortization of $1.9 million and $2.5 million as of December 31, 2006 and 2007, respectively.  Patents and other intangible assets, all of which relate to CompX, are stated net of accumulated amortization of $2.5 million at December 31, 2006 and $3.1 million at December 31, 2007.

Aggregate amortization expense of intangible assets was $686,000 in 2005, $813,000 in 2006, $1,216,000 in 2007 and is expected to be approximately $732,000 in 2008, $600,000 in 2009 and 2010, $550,000 in 2011 and $250,000 in 2012.

Note 10 -Accrued liabilities:

	December 31,
	2006	2007
	(In thousands)

Employee benefits	$9,506	$8,896
Professional fees	3,220	4,322
Reserve for uncertain tax positions	-	289
Other	12,804	12,532

Total	$25,530	$26,039

Note 11 -  Other noncurrent liabilities:

	December 31,
	2006	2007
	(In thousands)

Insurance claims and expenses	$1,007	$1,381
Reserve for uncertain tax positions	-	22,128
Other	1,475	1,617

Total	$2,482	$25,126

Note 12 - Credit facility:

At December 31, 2007, CompX has a $50 million revolving bank credit facility that matures in January 2009 and bears interest, at CompX’s option, at rates based on either the prime rate plus a margin determined by CompX’s leverage ratio or LIBOR plus a margin determined by CompX’s leverage ratio.  The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries.  The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets, to another entity.  In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility.  At December 31, 2007, there were no outstanding draws against the credit facility and the full amount of the facility was available for borrowing.

Note 13 - Minority interest:

	December 31,
	2006	2007
	(In thousands)
Minority interest in net assets -
CompX International Inc.	$45,416	$14,366

	Years ended December 31,
	2005	2006	2007
	(In thousands)
Minority interest in net earnings:
CompX International Inc.	$290	$3,468	$2,624
NL Environmental Management Services, Inc.	62	-	-

Total	$352	$3,468	$2,624

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

In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  See Note 19.  In June 2005, we set aside funds as payment for the shares of EMS, but as of December 31, 2007 the former minority shareholders have not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of December 31, 2007 and remains recognized as a current liability in our Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

Discontinued operations - Minority interest in losses of discontinued operations was $200,000 in 2005 (nil in 2006 and 2007).  See Note 22.

Note 14 - Stockholders' equity:

Shares of common stock issued and outstanding
(In thousands)

Balance at December 31, 2004	48,440

Common stock issued	122

Balance at December 31, 2005	48,562

Common stock issued	24

Balance at December 31, 2006	48,586

Common stock issued	6

Balance at December 31, 2007	48,592

NL common stock options - The NL Industries, Inc. 1998 Long-Term Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights (“SARs”) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos.  In addition, certain stock options granted pursuant to another plan remain outstanding at December 31, 2007, but we may not grant any additional options under that plan.

We may issue up to five million shares of our common stock pursuant to the 1998 plan, and at December 31, 2007 4.1 million shares were available for future grants.  The 1998 plan provides for the grant of options that qualify as incentive options and for options which are not so qualified.  Generally, stock options and SARs (collectively, “options”) are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant.  Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires.  No SARs have been granted under the 1998 plan.

Changes in outstanding options granted under all plans are summarized in the table below.

	Shares	Exercise price per share	Amount payable upon exercise	Weighted- average exercise price
	(In thousands, except per share amounts)

Outstanding at December 31, 2004	245	$2.66-13.34	2,401	$9.80

Exercised	(116)	5.63-11.89	(1,222)	10.53
Cancelled	(1)	11.49	(14)	11.49

Outstanding at December 31, 2005	128	2.66-11.89	1,165	9.11

Exercised	(17)	2.66- 9.34	(88)	5.08
Cancelled	(5)	11.49-11.89	(50)	10.48

Outstanding at December 31, 2006	106	2.66-11.49	1,027	9.71

Exercised	-		-	-
Cancelled	(9)	5.19-11.49	(67)	7.51

Outstanding at December 31, 2007	97	$2.66-11.49	$960	$9.91

At December 31, 2007 all of the outstanding options were exercisable.  At December 31, 2007, the aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) for the outstanding options for which the exercise price was less than the market price of our common stock of $11.43 per share was approximately $151,000.  Outstanding options at December 31, 2007 expire at various dates through 2011.  Shares issued under the 1998 plan are generally newly-issued shares, however prior to September 2004 we issued shares from our treasury shares.

The intrinsic value of options exercised aggregated $1.3 million, $110,000 and nil in 2005, 2006 and 2007 respectively and the related income tax benefit from such exercises was approximately $500,000, $40,000 and nil in 2005, 2006 and 2007 respectively.

Stock option plan of subsidiaries and affiliates - Through December 31, 2007, Kronos has not granted any options to purchase its common stock.  CompX maintains a stock option plan that provides for the grant of options to purchase its common stock.  At December 31, 2007, options to purchase 349,000 CompX shares were outstanding with exercise prices ranging from $12.15 to $20.00 per share, or an aggregate amount payable upon exercise of $6.6 million.

Note 15 - Income taxes:

	Years ended December 31,
	2005	2006	2007
	(In millions)
Pre-tax income (loss):
U.S.	$39.4	$31.1	$(14.9)
Non-U.S.	8.9	7.3	7.5

Total	$48.3	$38.4	$(7.4)

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$16.9	$13.5	$(2.6)
Non-U.S. tax rates	(.3)	(.3)	(.2)
Incremental U.S. tax and rate differences on equity in earnings	3.2	(4.0)	(5.0)
Nondeductible expenses	.3	.3	.5
U.S. state income taxes, net	.5	.5	.5
Excess of book basis over tax basis of Kronos common stock:
Sold	.9	-	-
Distributed	1.9	-	-
Tax contingency reserve adjustment, net	(7.2)	.1	(1.3)
Other, net	(1.5)	(1.2)	(.2)

Provision for income taxes	$14.7	$8.9	$(8.3)

	Years ended December 31,
	2005	2006	2007
	(In millions)
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$21.7	$(1.9)	$.1
Non-U.S.	3.5	2.4	3.6

	25.2	.5	3.7
Deferred income taxes (benefit):
U.S. federal and state	(10.4)	8.9	(12.0)
Non-U.S.	(.1)	(.5)	-

	(10.5)	8.4	(12.0)

Total	$14.7	$8.9	$(8.3)

	Years ended December 31,
	2005	2006	2007
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income from continuing operations	$14.7	$8.9	$(8.3)
Discontinued operations	(.4)	-	-
Retained earnings	3.0	-	-
Additional paid-in capital	.1	-	-
Other comprehensive income:
Marketable securities	3.9	12.4	(5.6)
Pension liabilities	(5.4)	1.4	6.8
OPEB Plans	-	-	.4
Currency translation	(3.5)	5.2	6.0
Adoption of SFAS 158:
Pension plans	-	(2.1)	-
OPEB plans	-	(.9)	-

Total	$12.4	$24.9	$(.7)

The components of the net deferred tax liability at December 31, 2006 and 2007 are summarized in the following table.  Our deferred income tax valuation allowance was nil during each of the past three years.

	December 31,
	2006		2007
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$.8	$-	$1.0	$-
Marketable securities	-	(28.7)	-	(20.0)
Property and equipment	-	(5.6)	-	(4.7)
Accrued OPEB costs	4.6	-	3.9	-
Pension asset	-	(4.5)	-	(6.6)
Accrued pension cost	1.0	-	1.1	-
Accrued environmental liabilities	17.0	-	16.4	-
Other accrued liabilities and deductible differences	2.6	-	2.5	-
Other taxable differences	-	(36.3)	-	(10.7)
Investments in subsidiaries and affiliates	-	(76.8)	-	(67.8)
Tax loss and tax credit carryforwards	.4	-	.3	-
Adjusted gross deferred tax assets (liabilities)	26.4	(151.9)	25.2	(109.8)
Netting of items by tax jurisdiction	(20.9)	20.9	(18.7)	18.7
	5.5	(131.0)	6.5	(91.1)
Less net current deferred tax asset	5.5	-	6.5	-

Net noncurrent deferred tax liability	$-	$(131.0)	$-	$(91.1)

As discussed in Note 4, we received 2.2 million shares of TIMET common stock in March 2007 when Valhi paid a special dividend.  For income tax purposes, the tax basis in the shares of TIMET we received is equal to the fair value of such TIMET shares on the date we received them.  However, if the fair value of all of the TIMET shares distributed by Valhi exceeds Valhi’s cumulative earnings and profits as of the end of 2007, we are required to reduce the tax basis of the shares of Valhi common stock we own by an amount equal to the lesser of our tax basis in such Valhi shares or our pro-rata share of the amount by which the aggregate fair value of the TIMET shares distributed by Valhi exceeds Valhi’s earnings and profits.  Additionally, if our pro-rata share of the amount by which the aggregate fair value of the TIMET shares distributed by Valhi exceeds Valhi’s earnings and profits is greater than the tax basis of our Valhi shares, we are required to recognize a capital gain for the difference.  The fair value of the TIMET shares we received exceeds our share of Valhi’s cumulative earnings and profits at the end of 2007 and exceeds our aggregate tax basis of our Valhi shares.  Accordingly, the benefit associated with receiving a fair-value tax basis in our TIMET shares has been offset by the elimination of the tax basis in our Valhi shares and the capital gain we are required to recognize for the excess.  The income tax generated from this capital gain is approximately $11.2 million.  For financial reporting purposes, we provide deferred income taxes for the excess of the carrying value over the tax basis of our shares of both Valhi and TIMET common stock, and as a result the $11.2 million current income tax generated is offset by deferred income taxes we previously provided on our shares of Valhi common stock.

We and our qualifying subsidiaries, and Valhi, are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”), and we make payments to Valhi for income taxes in amounts that we would have paid to the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group. Approximately $10.8 million of the $11.2 million tax related to the TIMET distribution is payable to Valhi (the remaining $.4 million relates to one of our subsidiaries that was not a member of the Contran Tax Group on the distribution date).  Valhi is not currently required to pay this $10.8 million tax liability to Contran, nor is Contran currently required to pay this tax liability to the applicable tax authority, because the related taxable gain is currently deferred at the Valhi and Contran levels since Valhi and NL are members of the Valhi tax group on a separate company basis and of the Contran Tax Group.  This income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Valhi common stock held by NL are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.

Tax authorities are continuing to examine certain of our U.S. and foreign tax returns including those of Kronos and tax authorities have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe that we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Under GAAP, we are required to recognize a deferred income tax liability with respect to the incremental U.S. taxes (federal and state) and foreign withholding taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless we have determined that those undistributed earnings are permanently reinvested for the foreseeable future. Prior to the third quarter of 2005, CompX had not recognized a deferred tax liability related to such incremental income taxes on the undistributed earnings of certain of its foreign operations, as those earnings were subject to specific permanent reinvestment plans.  GAAP requires a company to reassess the permanent reinvestment conclusion on an ongoing basis to determine if management’s intentions have changed.  In September of 2005, and based primarily upon changes in CompX management’s strategic plans for certain of its non-U.S. operations, CompX’s management has determined that the undistributed earnings of such subsidiaries can no longer be considered to be permanently reinvested, except for the pre-2005 earnings of its Taiwanese subsidiary.  Accordingly, in 2005 CompX recognized an aggregate $9.0 million provision for deferred income taxes on the aggregate undistributed earnings of these foreign subsidiaries.

At December 31, 2007, CompX had $.8 million of U.S. net operating loss carryforwards expiring in 2008 through 2017.  Utilization of such net operating loss carryforwards is limited to approximately $400,000 per tax year.  CompX utilized approximately $400,000 of such carryforwards in each of 2007, 2006 and 2005.  We believe it is more-likely-than-not that such carryforwards will be utilized to reduce future income tax liabilities, and accordingly we have not provided a deferred income tax asset valuation allowance to offset the benefit of such carryforwards.

In January 2005, CompX completed its disposition of the Thomas Regout operations in Europe (see Note 22 to the financial statements).  CompX recognized a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations.  Under applicable GAAP, CompX recognized the benefit of such capital loss in the fourth quarter of 2004 at the time such operations were classified as held for sale.  See Note 22.

Note 16 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans worldwide.  Company contributions are based on matching or other formulas.  Defined contribution plan expense approximated $2.3 million in 2005, $2.2 million in 2006 and $2.5 million in 2007.

Defined benefit plans – We maintain a defined benefit pension plan in the U.S.  We also maintain a plan in the United Kingdom related to a former disposed business unit in the U.K.  Prior to December 31, 2007 we used a September 30 measurement date for our defined benefit pension plans.  Effective December 31, 2007, all of our defined benefit plans use a December 31 measurement date.  See Note 21.  The benefits under our defined benefit plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

We currently expect to contribute approximately $700,000 to all of our defined benefit pension plans during 2008.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

2008	$ 2.8 million
2009	$ 2.8 million
2010	$ 2.7 million
2011	$ 2.8 million
2012	$ 2.8 million
Next 5 years	$15.5 million

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2006	2007
	(In thousands)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$55,439	$53,351
Elimination of early measurement date	-	732
Interest cost	2,889	2,925
Participant contributions	12	18
Actuarial gains, net	(2,621)	(2,224)
Change in foreign currency exchange rates	1,192	180
Benefits paid	(3,560)	(4,060)

Benefit obligation at end of the year	53,351	50,922

Change in plan assets:
Fair value at beginning of the year	58,083	63,199
Elimination of early measurement date	-	1,451
Actual return on plan assets	6,496	5,327
Employer contributions	1,261	869
Participant contributions	12	18
Change in foreign currency exchange rates	907	(98)
Benefits paid	(3,560)	(4,060)

Fair value of plan assets at end of year	63,199	66,706

Funded status	$9,848	$15,784

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$12,807	$17,623
Accrued pension costs:
Current	(179)	(174)
Noncurrent	(2,780)	(1,665)

	$9,848	$15,784
Accumulated other comprehensive income:
Actuarial gains, net	$(3,066)	$(5,103)

Accumulated benefit obligation (“ABO”)	$53,351	$50,922

The amounts shown in the table above for unrecognized actuarial gains and losses at December 31, 2006 and 2007 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2006 and 2007.  We expect that $.2 million of the unrecognized actuarial gains will be recognized as a component of our periodic defined benefit pension cost in 2008.  See Note 21.  The table below details the changes in other comprehensive income during 2007.

Year Ended
December 31, 2007
(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gains arising during the year	$1,735
Amortization of unrecognized net actuarial gains	295
Change in measurement date	76

Total	$2,106

The components of our net periodic defined benefit pension cost are presented in the table below.  During 2007, the amount shown below for the amortization of unrecognized actuarial losses, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2006.

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Net periodic pension cost (income):
Interest cost on PBO	$3,020	$2,889	$2,925
Expected return on plan assets	(4,051)	(5,396)	(5,800)
Amortization of unrecognized:
Net transition obligations	(67)	(67)	-
Net actuarial losses	384	414	295

Total	$(714)	$(2,160)	$(2,580)

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2006	2007
	(In thousands)
PBO at end of the year:
U.S. plan	$43,636	$41,725
U.K. plan	9,715	9,197

Total	$53,351	$50,922

Fair value of plan assets at end of the year:
U.S. plan	$55,249	$58,239
U.K. plan	7,950	8,467

Total	$63,199	$66,706

The weighted-average rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2006 and 2007 are 5.7% and 6.0%, respectively.  Such weighted-average rates were determined using the projected benefit obligations at each date.  At December 31, 2006 and 2007, we had no active employees participating in our defined benefit pension plans.  Such plans are closed to additional participants and assumptions regarding future compensation levels are not applicable; consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2006 and 2007.  The accumulated benefit obligation of our U.K. plan was less than the fair value of the plan’s assets at December 31, 2006 and 2007.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2005, 2006 and 2007 are presented in the table below.  Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2005	2006	2007

Discount rate	5.7%	5.4%	5.7%
Long-term return on plan assets	9.6%	9.6%	9.6%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2006 and 2007, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2005, 2006 and 2007, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers.  During the 20-year history of the CMRT from its inception in 1987 through December 31, 2007, the average annual rate of return has been approximately 14% (including a 17% return for 2006 and an 11% return in 2007).

The CMRT weighted-average asset allocation by asset category was as follows:

	December 31,
	2006	2007

U.S. equity securities	86%	90%
International equity securities	7	8
Real estate, fixed income, cash and other	7	2

Total	100%	100%

Postretirement benefits other than pensions - In addition to providing pension benefits, we also provide certain health care and life insurance benefits for eligible retired employees.  We use a December 31 measurement date for our OPEB plans.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree.  At December 31, 2007, we currently expect to contribute approximately $1.4 million to all OPEB plans during 2008.  Benefit payments, net of estimated Medicare Part D subsidy of approximately $210,000 per year, to OPEB plan participants are expected to be approximately:

2008	$1.4 million
2009	$1.3 million
2010	$1.3 million
2011	$1.3 million
2012	$1.2 million
Next 5 years	$4.9 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2006	2007
	(In thousands)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$14,001	$13,257
Interest cost	734	726
Actuarial (gain) loss	418	(837)
Plan amendment	-	(425)
Net benefits paid	(1,896)	(1,479)

Obligations at end of the year	13,257	11,242

Fair value of plan assets at end of year	-	-

Funded status	$(13,257)	$(11,242)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(1,585)	$(1,377)
Noncurrent	(11,672)	(9,865)

Total	$(13,257)	$(11,242)

Accumulated other comprehensive loss:
Unrecognized net actuarial losses	$3,110	$1,953
Unrecognized prior service credit	(570)	(883)

Total	$2,540	$1,070

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2006 and 2007 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2006 and 2007.  We expect to recognize approximately $179,000 of the prior service credit as a component of our periodic OPEB cost in 2008.  See Note 21. The table below details the changes in other comprehensive income during 2007.

Year Ended
December 31, 2007
(In thousands)
Changes in benefit obligations recognized in other comprehensive income:
Net actuarial gain arising during the year	$836
Current year plan amendments	425
Amortization of unrecognized:
Prior service cost	(112)
Net actuarial losses	15

Total	$1,164

The components of our periodic OPEB cost are presented in the table below.  During 2007, the amounts shown below for the amortization of unrecognized actuarial losses and prior service credit, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2006.

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Net periodic OPEB cost:
Interest cost	$844	$734	$726
Amortization of prior service credit	(286)	(112)	(112)
Recognized actuarial losses	-	-	15

Total	$558	$622	$629

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2006 and 2007 follows:

	2006	2007

Health care inflation:
Initial rate	7%	8.5%
Ultimate rate	5.5%	5.5%
Year of ultimate rate achievement	2009	2014

Discount rate	5.8%	6.2%

The assumed health care cost trend rate has a significant effect on the amount we report for OPEB cost.  A one-percent change in assumed health care trend rates would have the following effect:

	1% Increase	1% Decrease
	(In thousands)

Effect on net OPEB cost during 2007	$50	$(40)
Effect at December 31, 2007 on postretirement obligation	574	(520)

The weighted average discount rate used in determining the net periodic OPEB cost for 2007 was 5.8% (the rate was 5.6% in 2006 and 5.7% in 2005).  The weighted average rate was determined using the projected benefit obligation as of the beginning of each year.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  We are eligible for the federal subsidy.  We account for the effect of this subsidy prospectively from the date we determined actuarial equivalence.  The subsidy did not have a material impact on the applicable accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

Note 17 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.  We and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We periodically consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2006	2007
	(In thousands)

Current receivables from affiliates:
Income taxes refundable from Valhi	$-	$1,271
Kronos	238	-

Total	$238	$1,271

Current payables to affiliates:
Income taxes payable to Valhi	$1,179	$-
Note payable TIMET	-	250
Accrued interest payable to TIMET	-	559
Kronos	-	20
Tremont	369	320

Total	$1,548	$1,149

	December 31,
	2006	2007
	(In thousands)

Noncurrent payable to affiliate:
Note payable to TIMET	$-	$49,980

Less current maturities	-	250

Total note payable to TIMET	$-	$49,730

In 2007, CompX purchased or cancelled a net 2.7 million shares of its Class A common stock from TIMET.  A subsidiary of Contran and persons and other entities related to Mr. Simmons own an aggregate of approximately 52% of TIMET’s outstanding common stock at December 31, 2007.  CompX purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase and/or cancellation from TIMET was approved.  The promissory note bears interest at LIBOR plus 1% (5.98% at December 31, 2007) and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  See Note 12.  CompX may make prepayments on the promissory note payable to TIMET at any time, in any amount, without penalty.  During the fourth quarter of 2007, CompX prepaid approximately $2.6 million of the promissory note.  At December 31, 2007, $50.0 million was outstanding under the promissory note, of which $250,000 was classified as a current liability. The scheduled repayments of the promissory note are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2008	$250
2009	1,000
2010	1,000
2011	1,000
2012	1,000
2013 and thereafter	45,730

Total	$49,980

From time to time, we will have loans and advances outstanding between us and various related parties, pursuant to term and demand notes.  We generally enter into these loans and advances for cash management purposes.  When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments.  While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe that we have evaluated the credit risks involved and reflected those credit risks in the terms of the applicable loans.  When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties.  Related party interest expense in 2007, all related to our note payable to TIMET, was approximately $.6 million.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $12.6 million, $13.8 million, and $14.3 million in 2005, 2006, and 2007 respectively.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of ours.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2008.

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

Note 18 – Insurance recoveries and other income (expense):

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Insurance recoveries	$2,969	$7,656	$5,659
Currency transaction gains (losses), net	(71)	145	(1,085)
Other, net	(13)	(94)	(257)

Total	$2,885	$7,707	$4,317

Insurance recoveries in 2005, 2006 and 2007 relate to amounts we received from certain of our former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries we recognized in both years include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from these carriers for the past defense costs we incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2005 and 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures.  We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

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

 In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  The State sought compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs.  A 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, resulted in a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor.  In 2005, the trial court dismissed the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment.  Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment.  In February 2006, the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island.  The jury also found that we and the two other defendants should be ordered to abate the public nuisance.  Following the trial, the trial court dismissed the State’s claim for punitive damages.  In March 2007, the final judgment and order was entered, and defendants filed an appeal.  In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages, as well as the dismissal of one of the defendants.  Oral argument on the appeal has been scheduled for May 2008.  While the appeal is pending, the trial court continues to move forward on the abatement process.  In September 2007, the State submitted its plan of abatement and defendants’ filed a response in December 2007.  In December 2007, the Judge named two special masters to assist the judge in determining the scope of any abatement remedy.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2007, we have not recognized any receivables for recoveries.

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

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Balance at the beginning of the year	$67,817	$54,947	$50,713
Additions charged to expense, net	2,293	3,958	4,368
Payments, net	(15,163)	(8,192)	(4,751)

Balance at the end of the year	$54,947	$50,713	$50,330

Amounts recognized in the balance sheet:
Current liability	$13,302	$9,778	$11,863
Noncurrent liability	41,645	40,935	38,467

Total	$54,947	$50,713	$50,330

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  At December 31, 2007, we had accrued approximately $50 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $71 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At December 31, 2007, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

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

New York cases - In October 2005 we were served with a complaint in OneBeacon American Insurance Company v. NL Industries, Inc., et al. (Supreme Court of the State of New York, County of New York, Index No. 603429-05).  The plaintiff, a former insurance carrier, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff’s predecessor with respect to certain lead pigment lawsuits filed against us.  In March 2006, the trial court denied our motion to dismiss.  In April 2006, we filed a notice of appeal of the trial court’s ruling, and in September 2007, the Supreme Court – Appellate Division (First Department) reversed and ordered that the OneBeacon complaint be dismissed.  The Appellate Division did not dismiss the counterclaims and cross claims.

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026).  The plaintiff, a former insurance carrier of ours, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by plaintiff with respect to certain lead pigment lawsuits.  In April 2006, the trial court denied our motion to dismiss.  In October 2006, we filed a notice of appeal of the trial court’s ruling, and in October 2007, the Supreme Court – Appellate Division (First Department) denied our appeal.  In January 2008, Lloyds filed a motion for a preliminary injunction, seeking to block us from litigating our claims in the Texas case described below, which was denied.  In January 2008, Lloyds appealed that decision and obtained a temporary restraining order which was granted, not on the merits, but in order to obtain a review of the appeal by a full panel.

Texas case - In November of 2005, we filed an action against OneBeacon and certain other insurance companies, which also issued insurance policies to us in the past, captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et. al. (District Court for Dallas County, Texas, Case No. 05-11347).  In April 2006, we filed a comprehensive action against all of the insurance companies which issued policies to us that potentially could provide insurance for lead pigment actions and/or asbestos actions asserted against us, captioned NL Industries, Inc. v. American Re Insurance Company, et al. (Dallas County Court at Law, Texas, Case No. CC-06-04523-E).  In this action, we assert that defendants have breached their contractual obligations to us under such insurance policies with respect to lead pigment and asbestos claims, and we seek a declaration as to the rights and obligations of each insurance company with respect to such claims.  Both cases, as well as a third case in which we seek interpretation of a Stand-Still Agreement that was in place between us and certain of our insurers, have been consolidated into the NL Industries, Inc. v. American Re Insurance Company, et al. case.  In October 2007, we filed a motion for summary judgment on the issue of OneBeacon’s obligation to defend us in the Rhode Island lead pigment action (described above).

Other litigation

In April 2006, we were served with a complaint in Murphy, et al. v. NL Industries, Inc., et al. (United States District Court, District of New Jersey, Case No. 2:06-cv-01535-WHW-SDW).  The plaintiffs in this action were the former minority shareholders of EMS.  See Note 13.  In July 2006, defendants filed, among other things, a motion to disqualify plaintiffs’ counsel, which was granted in January 2008. In February 2008, the plaintiffs voluntarily dismissed the complaint without prejudice and simultaneously filed a counterclaim, third party petition and a plea in intervention in the Terry S. Casey case discussed below.

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  The counter-defendants named in the counterclaims are us and Contran, and the third-party defendants are Valhi and certain of our current or former officers or directors and certain current or former officers or directors of EMS.  See Note 13.  The intervenors and counter-plaintiffs claim that, in preparing the valuation of the minority shareholders’ preferred shares for purchase by EMS, counter-defendants and third-party defendants have committed minority shareholder oppression, fraud, breach of fiduciary duty, civil conspiracy, breach of contract and tortuous interference with economic relations under New Jersey law.  We believe that these claims are without merit and intend to deny all allegations of wrongdoing and defend against the claims vigorously.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 43% of sales in 2005, 38% in 2006 and 31% in 2007.  The HON Company accounted for approximately $19.4 million (10%) of sales in 2005.  No customer accounted for sales of 10% or more in 2006 or 2007.

At December 31, 2007, consolidated cash, cash equivalents and restricted cash includes $31.9 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2006 - $31.5 million), all of which is held in trust by a single U.S. bank.

Other

Rent expense, principally for CompX operating facilities and equipment, was $738,000 in 2005, $787,000 in 2006 and $429,000 in 2007.  At December 31, 2007, future minimum rentals under noncancellable operating leases are approximately:

Years ending December 31,	Amount
(In thousands)

2008	$435
2009	382
2010	146
2011	138
2012 and thereafter	11

Total	$1,112

Income taxes

We and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by NL in accordance with the tax allocation policy.  In this regard, in the event all or a portion of the $230 million income tax liability related to the shares of Kronos transferred or distributed by us to Valhi, or the $10.8 million income tax liability related to the shares of TIMET transferred by Valhi to us, becomes payable by Contran to the applicable tax authority (See Notes 2 and 15), we and every other member of the Contran Tax Group would be jointly and severally liable for such income tax liabilities in the event Contran did not pay such tax to the applicable tax authority.  However, in this event, we would also have the benefit of Valhi’s indemnification, as described above.

Note 20 - Financial instruments:

Summarized below is the estimated fair value and related net carrying value of our financial instruments.

	December 31, 2006		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$70.1	$70.1	$51.9	$51.9

Marketable equity securities - classified as available-for-sale	$122.3	$122.3	$113.4	$113.4

Minority interest in CompX common stock	$45.4	$91.0	$14.4	$25.2

Common stockholders’ equity	$248.5	$502.4	$246.8	$555.4

Fair value of our marketable equity securities, restricted marketable debt securities and notes, and the fair value of our common stockholder’s equity and minority interest in Kronos and CompX, are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by SFAS No. 157.  See Note 21.

Certain of our sales generated by CompX's non-U.S. operations are denominated in U.S. dollars.  CompX periodically uses currency forward contracts to manage a portion of  currency  exchange  rate  market  risk  associated  with receivables,  or  similar  exchange  rate risk  associated  with  future  sales, denominated in a currency other than the holder's functional currency. CompX has not entered  into these  contracts  for trading or  speculative  purposes in the past,  nor do they  anticipate  entering  into such  contracts  for  trading  or speculative purposes in the future. A majority of the currency forward contracts CompX enters into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges. For these currency forward contracts, gains and losses representing the effective  portion of the hedges  are  deferred  as a component  of  accumulated  other  comprehensive  income, and are subsequently recognized in earnings at the  time the hedged item affects earnings.  Occasionally, CompX enters into currency forward contracts for specific transactions which do not meet the criteria for hedge accounting.  CompX marks-to-market the estimated fair value of such contracts at each balance sheet date based on quoted market prices for such forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions. The quoted market prices for such forward contracts are a Level 1 input as defined by SFAS No. 157, Fair Value Measurements.  See Note 21.  We had no currency forward contracts outstanding at December 31, 2006 or 2007.

Note 21 – Recent accounting pronouncements:

Pension and Other Postretirement Plans - In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax and minority interest, as of December 31, 2006.  The effect of adopting the asset and liability recognition requirements of this standard resulted in a $5.4 million net decrease in our accumulated other comprehensive income, consisting of a $3.8 million loss related to our defined benefit pension plans and $1.6 million loss related to our postretirement benefit plans.  Starting January 1, 2007, we now recognize all changes in the funded status of these plans through comprehensive income, net of tax and minority interest.  Any future changes will be recognized either in net income to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

In addition, prior to December 31, 2007 we used September 30 as a measurement date for our defined benefit pension plans.  In accordance with the measurement date requirements of this standard, effective December 31, 2007 we transitioned to a December 31 measurement date for all of our defined benefit pension plans using a 15 month net periodic benefit cost based on the September 30, 2006 actuarial valuations. Accordingly, four-fifths of the net periodic benefit cost for such 15-month period has been included in the determination of our net income for 2007, and one-fifth of the net periodic benefit cost for such 15-month period, net of income taxes, has been allocated as a direct adjustment to our retained deficit in accordance with the transition provisions of the standard to reflect the change in measurement dates.  To the extent that the net periodic benefit cost included amortization of unrecognized actuarial losses, prior service cost and net transition obligations, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained deficit, net of income taxes, was offset by a change in our accumulated other comprehensive income.    See Note 16.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS No. 157 on a prospective basis beginning in the first quarter of 2008, except for nonfinancial assets and liabilities, which will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for nonfinancial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 becomes effective for us on January 1, 2008.  We do not expect to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Noncontrolling Interest – In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under existing GAAP such changes in ownership generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  This statement will be effective for us on a prospective basis in the first quarter of 2009.  We will be required to reclassify our balance sheet and statement of operations to conform to the new presentation requirements and to include the expanded disclosures at this time.  Because the new method of accounting for changes in ownership applies on a prospective basis, we are unable to predict the impact of the statement on our Consolidated Financial Statements. However, to the extent we have subsidiaries that are not wholly owned at the date of adoption, any subsequent increase in ownership of such subsidiaries for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership would result in a reduction in the amount of equity attributable to our shareholders.

Business Combinations – In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to us prospectively for business combinations that close in 2009 and beyond.  The statement expands the definition of a business combination to include more transactions including some asset purchases and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value as of that date with limited exceptions.  The statement also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement we are unable to predict the impact of the statement on our Consolidated Financial Statements.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN 48, Accounting for Uncertain Tax Positions, which we adopted on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

Upon adoption of FIN 48 on January 1, 2007, we decreased our existing reserve for uncertain tax positions, which we previously classified as part of our deferred income taxes, from $24.3 million to $23.9 million and accounted for such $.4 million decrease as an increase in retained earnings in accordance with the transition provisions of the standard.  Kronos also adopted FIN 48 as of January 1, 2007.  The amount of our pro-rata share of the impact to Kronos from adopting FIN 48, net of our applicable deferred income taxes, resulted in a $.5 million decrease in our retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 was not material, and at December 31, 2007 we had $1.3 million accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007:

Amount
(In millions)

Unrecognized tax liabilities:
Amount at adoption of FIN 48	$23.1
Settlements with taxing authorities – cash paid	(.3)
Lapse of applicable statute of limitations	(1.7)

Amount at December 31, 2007	$21.1

If our uncertain tax positions were recognized, a benefit of $19.0 million would affect our effective income tax rate from continuing operations.  We currently estimate that our unrecognized tax benefits will decrease by approximately $1.6 million during the next twelve months due to the resolution of certain examination and filing procedures related to one or more of our subsidiaries and to the expiration of certain statutes of limitations.

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

Note 22 – Facility consolidation and discontinued operations:

Facility Consolidation - Prior to 2007, CompX had three facilities in northern Illinois, two Security Products facilities (located in Lake Bluff, Illinois and River Grove, Illinois) and one Marine Components facility (located in Grayslake, Illinois).  In order to create opportunities to reduce operating costs and improve operating efficiencies, CompX determined that it would be more effective to consolidate these three operations into one location.  In 2006, CompX acquired land adjacent to the Marine Components facility for approximately $1.8 million in order to provide the capability to expand such facility, and during 2007 CompX incurred approximately $9.6 million of capital expenditures in connection with the expansion of such facility.

In addition to the capital expenditures, during 2007 CompX incurred approximately $2.7 million in expenses relating to the facility consolidation, including physical move costs, equipment installation, redundant labor and recruiting fees as well as impairment charges for fixed assets no longer in use, all of which are included in facility consolidation expense in the accompanying Consolidated Statement of Operations.  The majority of these costs were incurred during the fourth quarter of 2007.

The fixed asset write-downs amounted to $765,000, of which $600,000 related to the classification of the River Grove facility as an “asset held for sale” in November 2007 as it was no longer being utilized and met all of the criteria under GAAP to be classified as an “asset held for sale”.  In classifying the facility and related assets (primarily land, building, and building improvements) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets.  In determining the estimated fair value of such assets, we considered recent sales prices for other property near the facility, Level 2 inputs as defined by SFAS No. 157.  Accordingly, CompX recognized $600,000 to write-down the assets to their estimated net realizable value of approximately $3.1 million at December 31, 2007.  We expect to dispose of the River Grove facility during 2008. The Lake Bluff, Illinois facility was sold in 2006 for approximately $1.3 million which approximated book value and was leased back until CompX vacated the facility in October 2007.

Discontinued operations - In January 2005, CompX completed the sale of its Thomas Regout European operations for proceeds (net of expenses) of approximately $22.3 million.  The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and is payable over four years.  The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser.  The net proceeds from the January 2005 sale of such operations was $864,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the sale), and discontinued operations in 2005 includes a charge related to the differential ($326,000, net of income tax benefit and minority interest). The charge represents an additional impairment of goodwill.

Note 23 - Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2006
Net sales	$47.0	$50.2	$48.8	$44.1
Gross margin	$11.6	$12.4	$12.9	$9.6

Income from continuing operations	$6.6	$2.9	$3.3	$13.3
Discontinued operations	-	(.2)	-	.2

Net income	$6.6	$2.7	$3.3	$13.5

Diluted earnings per common share	$.14	$.06	$.07	$.28

Year ended December 31, 2007
Net sales	$43.6	$45.2	$46.4	$42.5
Gross margin	$12.1	$11.9	$11.9 (a)	$9.3	(a)

Net income (loss)	$5.8	$(1.5)	$(16.0)	$10.0	(b)

Diluted earnings (loss) per common share	$.12	$(.03)	$(.33)	$.21

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

(a) Income from operations for the quarters ended September 30, 2007 and December 31, 2007 was impacted by $808,000 and $1.9 million, respectively, of costs related to the consolidation of three of CompX’s northern Illinois facilities into one new facility including a $600,000 charge to write-down a vacated facility to its estimated net realizable value. See Note 22. We have reclassified certain third quarter 2007 amounts to conform to the year-end presentation.

(b) Net income in the fourth quarter of 2007 includes $14.7 million gain from our sale of 800,000 shares of TIMET common stock to Valhi.  See Note 4.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

 (In thousands)

	December 31,
	2006	2007

Current assets:
Cash and cash equivalents	$11,022	$4,542
Restricted cash equivalents	137	143
Restricted marketable debt securities	5,301	5,301
Accounts and notes receivable	558	208
Receivable from subsidiaries and affiliates	998	1,758
Prepaid expenses	35	39
Deferred income taxes	3,084	4,009

Total current assets	21,135	16,000

Other assets:
Marketable securities	91,527	79,500
Investment in subsidiaries	118,101	122,524
Investment in Kronos Worldwide, Inc.	160,527	147,119
Pension asset	12,807	17,623
Other	1,099	1,560
Property and equipment, net	700	875

Total other assets	384,761	369,201

Total assets	$405,896	$385,201

Current liabilities:
Accounts payable and accrued liabilities	$5,271	$6,152
Payable to subsidiaries and affiliates	1,807	607
Accrued environmental costs	7,156	8,521

Total current liabilities	14,234	15,280

Noncurrent liabilities:
Note payable to affiliate	7,380	2,000
Deferred income tax	105,542	73,754
Accrued environmental costs	13,293	11,049
Accrued pension cost	2,782	1,665
Accrued postretirement benefits cost	11,672	9,865
Other	2,481	25,126

Total noncurrent liabilities	143,150	123,459

Stockholders' equity	248,512	246,462

Total liabilities and stockholders’ equity	$405,896	$385,201

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In thousands)

	Years ended December 31,
	2005	2006	2007

Revenues and other income (expense):
Equity in income (losses) of subsidiaries and affiliates	$27,617	$37,972	$(18,401)
Interest and dividends	3,105	1,976	1,482
Securities transactions, net	14,603	-	22,741
Insurance recoveries	2,970	7,656	5,659
Other income (expense), net	335	85	(215)

Total revenues and other income	48,630	47,689	11,266

Costs and expenses:
Corporate expense	19,779	22,797	28,842
Interest	-	7	1

Total costs and expenses	19,779	22,804	28,843

Income (loss) before income taxes	28,851	24,885	(17,577)

Income tax benefit	(4,454)	(1,225)	(15,846)

Income (loss) from continuing operations	33,305	26,110	(1,731)

Discontinued operations	(326)	-	-

Net income (loss)	$32,979	$26,110	$(1,731)

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

 (In thousands)

	Years ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$32,979	$26,110	$(1,731)
Distributions from Kronos	17,593	17,516	17,516
Distributions from CompX	5,224	5,351	8,376
Deferred income taxes	(20,563)	7,009	(5,871)
Equity in earnings of subsidiaries and investments:
Continuing operations	(27,617)	(37,972)	18,401
Discontinued operations	326	-	-
Securities transactions	(14,603)	-	(22,741)
Other, net	(1,225)	(3,097)	(1,578)
Net change in assets and liabilities	(2,204)	(4,843)	(15,795)

Net cash provided by (used in) operating activities	(10,090)	10,074	(3,423)

Cash flows from investing activities:
Capital expenditures	-	-	(175)
Change in restricted cash equivalents and marketable debt securities, net	3,591	(10)	(7)
Other	-	(57)	-
Proceeds from sales of securities	19,176	-	26,800
Purchase of CompX common stock	(3,645)	(2,318)	-

Net cash provided by (used in) investing activities	19,122	(2,385)	26,618

Cash flows from financing activities:
Loans from affiliates, net	-	7,380	(5,380)
Dividends paid	(36,419)	(24,284)	(24,295)
Common stock issued	2,507	88	-

Net cash used by financing activities	(33,912)	(16,816)	(29,675)

Net change during the year from operating investing and financing activities	(24,880)	(9,127)	(6,480)
Balance at beginning of year	45,029	20,149	11,022

Balance at end of year	$20,149	$11,022	$4,542

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

December 31, 2007

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

Note 2 – Investment in and advances to subsidiaries:

	December 31,
	2006	2007
	(In thousands)
Current:
Receivable from:
Kronos	$238	$-
EWI – income taxes	112	-
Valhi – income taxes	-	1,271
153506 Canada	413	-
CompX – income taxes	136	282
EMS – income taxes	-	71
Other	99	134

Total	$998	$1,758

Payable to:
CompX – income taxes	$259	$223
Valhi – income taxes	1,179	-
EWI – income taxes	-	44
Tremont	369	320
Kronos	-	20

Total	$1,807	$607

	December 31,
	2006	2007
	(In thousands)
Investment in:
CompX	$94,078	$97,266
Other subsidiaries	24,023	25,258

Total	$118,101	$122,524

	Years ended December 31,
	2005	2006	2007
	(In thousands)

Equity in earnings (losses) of subsidiaries and affiliates:
Kronos	$25,689	$29,345	$(23,901)
CompX	592	8,188	6,356
Other subsidiaries	1,336	439	(856)

Total	$27,617	$37,972	$(18,401)