Form 10-Q
period 2008-03-31
NL INDUSTRIES INC
filed 2008-05-05
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008
Commission file number 1-640

NL INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700
Dallas, Texas 75240-2697
(Address of principal executive offices)

Registrant's telephone number, including area code: (972) 233-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Large accelerated filer     Accelerated filer  X  Non-accelerated filer     Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  X

Number of shares of the Registrant's common stock outstanding on April 30, 2008: 48,592,634.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2007; March 31, 2008 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three months ended March 31, 2007 and 2008	5

	Condensed Consolidated Statement of Stockholders' Equity
	and Comprehensive Income -
	Three months ended March 31, 2008 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Three months ended March 31, 2007 and 2008	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2007	March 31, 2008
		(unaudited)

Current assets:
Cash and cash equivalents	$41,112	$36,490
Restricted cash and cash equivalents	4,970	5,494
Marketable securities	5,860	5,454
Accounts and other receivables, net	23,492	21,491
Inventories, net	24,277	25,052
Prepaid expenses and other	1,516	1,410
Deferred income taxes	6,474	6,475

Total current assets	107,701	101,866

Other assets:
Marketable equity securities	113,393	131,956
Investment in Kronos Worldwide, Inc.	147,119	146,103
Pension asset	17,623	18,460
Goodwill	54,719	54,850
Assets held for sale	3,117	2,817
Other assets, net	7,856	8,391

Total other assets	343,827	362,577

Property and equipment:
Land	12,346	12,836
Buildings	35,963	35,855
Equipment	127,801	126,381
Construction in progress	2,659	3,159
	178,769	178,231
Less accumulated depreciation	105,536	105,412

Net property and equipment	73,233	72,819

Total assets	$524,761	$537,262

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	March 31, 2008
		(unaudited)

Current liabilities:
Accounts payable	$8,769	$8,230
Accrued liabilities	27,188	25,878
Accrued environmental costs	11,863	11,508
Income taxes	136	315

Total current liabilities	47,956	45,931

Non-current liabilities:
Note payable to affiliate	49,730	49,480
Accrued environmental costs	38,467	38,165
Accrued postretirement benefit (OPEB) costs	9,865	9,678
Accrued pension costs	1,665	1,569
Deferred income taxes	91,124	98,137
Other	25,126	25,087

Total non-current liabilities	215,977	222,116

Minority interest	14,366	14,015

Stockholders' equity:
Common stock	6,073	6,073
Additional paid-in capital	345,338	339,271
Retained deficit	(6,525)	(6,815)
Accumulated other comprehensive loss	(98,424)	(83,329)

Total stockholders' equity	246,462	255,200

Total liabilities, minority interest and stockholders’ equity	$524,761	$537,262

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2007	2008
	(unaudited)

Net sales	$43,551	$40,520
Cost of sales	31,429	31,078

Gross margin	12,122	9,442

Selling, general and administrative expense	6,666	6,404
Other operating income (expense):
Insurance recoveries	2,477	83
Other expense	(60)	(31)
Corporate expense	(4,929)	(3,776)

Income (loss) from operations	2,944	(686)

Equity in earnings (losses) of Kronos Worldwide, Inc.	4,609	(140)
Other income (expense):
Interest and dividends	1,099	974
Securities transactions, net	103	(10)
Interest expense	(54)	(762)

Income (loss) before income taxes and minority interest	8,701	(624)

Provision for income taxes (benefit)	2,045	(550)

Minority interest in after-tax earnings	890	216

Net income (loss)	$5,766	$(290)

Net income (loss) per basic and diluted share	$.12	$(.01)

Cash dividend per share	$.125	$.125

Weighted-average shares used in the calculation of net income per share:
Basic	48,586	48,592
Dilutive impact of stock options	9	-

Diluted	48,595	48,592

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2008

(In thousands)

				Accumulated
		Additional	Retained	other	Total
	Common	paid-in	earnings	comprehensive	stockholders’	Comprehensive
	stock	capital	(deficit)	loss	equity	income
	(unaudited)

Balance at December 31, 2007	$6,073	$345,338	$(6,525)	$(98,424)	$246,462

Net loss	-	-	(290)	-	(290)	$(290)

Other comprehensive income, net	-	-	-	15,095	15,095	15,095

Issuance of common stock	-	7	-	-	7	-

Dividends	-	(6,074)	-	-	(6,074)	-

Balance at March 31, 2008	$6,073	$339,271	$(6,815)	$(83,329)	$255,200

Comprehensive income						$14,805

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,766	$(290)
Depreciation and amortization	2,838	2,391
Deferred income taxes	1,093	(796)
Minority interest	890	216
Equity in (earnings) losses of Kronos Worldwide, Inc.	(4,609)	140
Dividends from Kronos Worldwide, Inc.	4,379	4,379
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(620)	(752)
Other postretirement benefit expense	157	119
Other, net	42	110
Change in assets and liabilities:
Accounts and other receivables, net	(2,826)	1,288
Inventories, net	(2,083)	(500)
Prepaid expenses and other	(220)	112
Accrued environmental costs	(1,012)	(657)
Accounts payable and accrued liabilities	(2,979)	(2,550)
Income taxes	133	159
Accounts with affiliates	106	804
Other, net	(1,146)	(1,240)

Net cash provided by (used in) operating activities	(91)	2,933

Cash flows from investing activities:
Capital expenditures	(879)	(1,457)
Change in restricted cash equivalents and marketable debt securities, net	2,649	(477)
Proceeds from disposal of:
Marketable securities	8,017	360
Property and equipment	12	34
Assets held for sale	-	250
Purchase of:
CompX common stock	-	(496)
Marketable securities	(5,381)	-

Net cash provided by (used in) investing activities	4,418	(1,786)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended March 31,
	2007	2008
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(6,073)	$(6,074)
Distributions to minority interest	(565)	(216)
Other, net	80	6

Net cash used in financing activities	(6,558)	(6,284)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(2,231)	(5,137)
Currency translation	(108)	515
Cash and cash equivalents at beginning of period	52,742	41,112

Cash and cash equivalents at end of period	$50,403	$36,490

Supplemental disclosures – cash paid (received) for:
Interest	$6	$571
Income taxes, net	825	(650)

Noncash investing activity - receipt of TIMET shares	$11,410	$-
Accrual for capital expenditures	-	211

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Note 1 - Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at March 31, 2008.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC on March 12, 2008 (the “2007 Annual Report”), except as discussed in Note 11.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliates, including Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2007	March 31, 2008
	(In thousands)

Trade receivables	$21,129	$19,818
Other receivables	1,535	1,416
Receivable from affiliates:
Income taxes – Valhi	1,271	655
Other	-	3
Refundable income taxes	217	222
Allowance for doubtful accounts	(660)	(623)

Total	$23,492	$21,491

Note 3 – Inventories, net:

	December 31, 2007	March 31, 2008
	(In thousands)

Raw materials	$6,341	$7,633
Work in process	9,783	8,848
Finished products	8,153	8,571

Total	$24,277	$25,052

Note 4 - Marketable equity securities:

	December 31, 2007	March 31, 2008
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,301	$5,255
Other marketable securities	559	199

Total	$5,860	$5,454

Noncurrent assets (available-for-sale):
Valhi common stock	$75,064	$110,147
TIMET common stock	38,329	21,809

Total	$113,393	$131,956

Our investments in Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by SFAS No. 157.  See Note 11.  At December 31, 2007 and March 31, 2008, we owned approximately 4.7 million shares of Valhi common stock and 1.4 million shares of TIMET common stock.  At March 31, 2008, the quoted market price of Valhi’s and TIMET’s common stock was $23.39 and $15.05 per share, respectively.  At December 31, 2007, such quoted market prices were $15.94 and $26.45 per share, respectively.

Note 5 – Investment in Kronos:

At December 31, 2007 and March 31, 2008, we owned approximately 17.5 million shares of Kronos common stock.  At March 31, 2008, the quoted market price of Kronos’ common stock was $24.15 per share, or an aggregate market value of $423.0 million.  At December 31, 2007, the quoted market price was $17.45, or an aggregate market value of $305.7 million.  The change in the carrying value of our investment in Kronos during the first three months of 2008 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$147.1
Equity in losses of Kronos	(.1)
Dividends received from Kronos	(4.4)
Other, principally equity in other comprehensive income items of Kronos	3.5

Balance at the end of the period	$146.1

Selected financial information of Kronos is summarized below:

	December 31, 2007	March 31, 2008
	(In millions)

Current assets	$621.7	$640.6
Property and equipment, net	526.5	554.6
Investment in TiO2 joint venture	118.5	117.1
Other noncurrent assets	188.3	200.8

Total assets	$1,455.0	$1,513.1

Current liabilities	$224.5	$234.1
Long-term debt	590.0	633.3
Accrued pension and postretirement benefits	149.9	155.3
Other non-current liabilities	79.6	82.3
Stockholders’ equity	411.0	408.1

Total liabilities and stockholders’ equity	$1,455.0	$1,513.1

	Three months ended March 31,
	2007	2008
	(In millions)

Net sales	$314.0	$332.5
Cost of sales	243.6	275.4
Income from operations	29.3	9.7
Net income (loss)	12.9	(.4)

Note 6 – Accrued liabilities:

	December 31, 2007	March 31, 2008
	(In thousands)

Employee benefits	$8,896	$6,972
Professional fees	4,322	4,467
Payable to affiliates:
Income taxes – Valhi	-	211
Note payable TIMET	250	500
Accrued interest payable to TIMET	559	701
Other	340	319
Reserve for uncertain tax positions	289	291
Other	12,532	12,417

Total	$27,188	$25,878

Note 7 – Other non-current liabilities:

	December 31, 2007	March 31, 2008
	(In thousands)

Reserve for uncertain tax positions	$22,128	$22,214
Insurance claims and expenses	1,381	1,331
Other	1,617	1,542

Total	$25,126	$25,087

Note 8 - Provision (benefit) for income taxes:

	Three months ended March 31,
	2007	2008
	(In millions)

Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$3.0	$(.2)
Non-U.S. tax rates	(.1)	(.1)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(1.1)	(.5)
Other, net	.2	.2

Total	$2.0	$(.6)

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $2.0 million during the next twelve months due to the resolution of certain examination and filing procedures related to one or more of our subsidiaries and to the expiration of certain statutes of limitations.

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended March 31,
	2007	2008
	(In thousands)

Interest cost	$756	$767
Expected return on plan assets	(1,448)	(1,560)
Recognized actuarial losses	72	41

Total	$(620)	$(752)

Postretirement benefits - The components of net periodic postretirement benefits cost are presented in the table below.

	Three months ended March 31,
	2007	2008
	(In thousands)

Interest cost	$181	$164
Amortization of prior service credit	(28)	(45)
Recognized actuarial losses	4	-

Total	$157	$119

Contributions – We expect our 2008 contributions for our pension and postretirement benefit plans to be consistent with the amount disclosed in our 2007 Annual Report.

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

 In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  The State sought compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs.  A 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance resulted in a mistrial when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in defendants' favor.  In 2005, the trial court dismissed the conspiracy claim with prejudice, and the State dismissed its Unfair Trade Practices Act claim without prejudice. A second trial commenced against us and three other defendants on November 1, 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment.  Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment.  In February 2006, the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island.  The jury also found that we and the two other defendants should be ordered to abate the public nuisance.  Following the trial, the trial court dismissed the State’s claim for punitive damages.  In March 2007, the final judgment and order was entered, and defendants filed an appeal.  In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages as well as the dismissal of one of the defendants.  Oral argument on the appeal has been scheduled for May 2008.  While the appeal is pending, the trial court continues to move forward on the abatement process.  In September 2007, the State submitted its plan of abatement and defendants filed a response in December 2007.  In December 2007, the judge named two special masters to assist the judge in determining the scope of any abatement remedy.

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

We have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases, including the Rhode Island case.  Liability that may result, if any, cannot be reasonably estimated.  In addition, new cases may continue to be filed against us.  We cannot assure you that we will not incur liability in the future in respect of any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings.  The resolution of any of these cases could result in recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At March 31, 2008, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first three months of 2008 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$50,330
Additions charged to expense, net	139
Payments, net	(796)

Balance at the end of the period	$49,673

Amounts recognized in the balance sheet at the end of the period:
Current liability	$11,508
Noncurrent liability	38,165

Total	$49,673

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  At March 31, 2008, we had accrued approximately $50 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $71 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At March 31, 2008, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

        In 2005, certain real property we owned that is subject to environmental remediation, and for which we had a nominal carrying value, was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which NL is disputing, were placed into escrow with a court in New Jersey and have never been remitted to us while the condemnation litigation is pending.  Because such funds were placed in escrow with the court and are beyond our control, we have never given recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, NL would receive certain agreed-upon amounts in satisfaction of its claim to just compensation for the taking of its property in the condemnation proceeding, and NL would be indemnified against certain environmental liabilities related to such property.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  As part of such April 2008 agreement, however, NL became entitled to receive the interest accrued on the escrow funds, and in May 2008 NL received approximately $4.3 million of such interest. NL expects to recognize such $4.3 million of income in the second quarter of 2008 pursuant to such April 2008 agreement.

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

We recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.  In this regard, we expect to recognize income of $1.5 million in the second quarter of 2008 related to an April 2008 settlement of certain coverage issues we had against a former insurance carrier filed in such carrier’s insolvency proceedings.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2007 Annual Report.

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

For a discussion of other legal proceedings to which we are a party, refer to our 2007 Annual Report.

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

CompX stock repurchase program

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled.  During the first three months of 2008, CompX purchased approximately 53,000 shares of its Class A common stock in market transactions for an aggregate of $496,000.  At March 31, 2008 approximately 752,000 shares were available for purchase under these repurchase authorizations.

Note 11 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with this filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such non financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, in accordance with the new standard we have expanded our disclosures regarding the valuation methods and level of inputs we utilize beginning with this filing, except for such non-financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first quarter of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Noncontrolling Interest – In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under existing GAAP such changes in ownership generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  This statement will be effective for us on a prospective basis in the first quarter of 2009.  We will be required to reclassify our balance sheet and statement of operations to conform to the new presentation requirements and to include the expanded disclosures at this time.  Because the new method of accounting for changes in ownership applies on a prospective basis, we are unable to predict the impact of the statement on our Consolidated Financial Statements.  However, to the extent that we have subsidiaries that are not wholly owned at the date of adoption, any subsequent increase in ownership of such subsidiaries for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership would result in a reduction in the amount of equity attributable to our shareholders.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or March 31, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

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

•	Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation of our competitors,
•	Demand for high performance marine components,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	Service industry employment levels,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	The introduction of trade barriers,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	The ability to renew or refinance credit facilities,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
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

•	The ultimate resolution of pending litigation (such as our lead pigment and environmental litigation), and
•	Possible future litigation.

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

Results of Operations

Net Income Overview

Quarter Ended March 31, 2008 Compared to Quarter Ended
 March 31, 2007

Our net loss was $.3 million, or $.01 per share, in the first quarter of 2008 compared to net income of $5.8 million, or $.12 per diluted share, in the first quarter of 2007.  Our earnings per share decreased from 2007 to 2008 due primarily to the net effect of:

•	lower equity in earnings from Kronos in 2008,
•	lower component products income from operations in 2008,
•	lower insurance recoveries in 2008, and
•	lower legal defense costs in 2008.

Our income from operations in 2007 includes income of $.03 per diluted share (nil in 2008) related to certain insurance recoveries.

Income from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended
	March 31,		%
	2007	2008	Change
	(In millions)

CompX	$5.5	$3.0	(45)%
Insurance recoveries	2.5	.1	(96)%
Corporate expense and other, net	(5.1)	(3.8)	(25)%

Income (loss) from operations	$2.9	$(.7)	(123)%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended
	March 31,		%
	2007	2008	Change
	(In millions)

Net sales	$43.6	$40.5	(7)%
Cost of sales	31.5	31.1	(1)%
Gross margin	$12.1	$9.4

Income from operations	$5.5	$3.0	(45)%

Percentage of net sales:
Cost of sales	72%	77%
Income from operations	13%	7%

Net sales – Our component products sales decreased to $40.5 million in the first quarter of 2008 compared to $43.6 million in the first quarter of 2007.  Net sales decreased principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Cost of sales and gross margin – Our component products cost of sales as a percentage of sales increased by 5% in the first quarter of 2008 compared to 2007.  The resulting decline in gross margin is primarily due to higher raw material costs and changes in product mix combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Income from operations - Our component products income from operations decreased in the first quarter of 2008 to $3.0 million compared to $5.5 million for the first quarter of 2007.  As a percentage of net sales, income from operations decreased to 7% for the first quarter of 2008 from 13% for the first quarter of 2007 due to the impacts to gross margins discussed above.

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from CompX’s non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of CompX's non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall fluctuations in foreign currency exchange rates had the following effects on sales and income from operations in 2008 compared to 2007.

Three months ended March 31, 2008 vs. 2007
Increase (decrease) in thousands
Impact on:
Net sales	$670
Income from operations	(575)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Outlook - Demand continues to slow across most product lines as customers react to the condition of the overall economy.  Asian-sourced competitive pricing pressures are expected to continue to be a challenge for us.  We believe the impact of this environment will be mitigated through CompX’s ongoing initiatives to expand both new products and new market opportunities.  Our strategy in responding to the competitive pricing pressure has included reducing production costs through product reengineering, improving manufacturing processes through lean manufacturing techniques and moving production to lower-cost facilities, including our own Asian-based manufacturing facilities.  In addition, we continue to develop sources for lower cost components for certain product lines to strengthen our ability to meet competitive pricing when practical.  We also emphasize and focus on opportunities where we can provide value-added customer support services that Asian-based manufacturers are generally unable to provide.  As a result of pursuing this strategy, we may forego certain sales in favor of developing new products and new market opportunities where we believe the combination of our cost control initiatives and value-added approach will produce better results for our shareholders.  We also expect raw material cost volatility to continue during 2008, which we may not be able to fully recover through price increases or surcharges due to the competitive nature of the markets we serve.

General corporate and other items

Insurance recoveries – Insurance recoveries relate to amounts we received from certain of our former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs, and the insurance recoveries we recognized in both years include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from these carriers for the past defense costs we incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement.

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

Corporate expense - Corporate expenses were $3.8 million in the first quarter of 2008, $1.2 million or 23% lower than in the first quarter of 2007 primarily due to lower litigation and related expenses.  We expect corporate expenses in 2008 will continue to be lower than in 2007, in part due to lower expected litigation and related expenses.

Obligations for environmental remediation  costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in the remainder of 2008, our corporate expenses would be higher than we currently estimate. See Note 11 to the Condensed Consolidated Financial Statements.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended
	March 31,		%
	2007	2008	Change
	(In millions)
Kronos historical:
Net sales	$314.0	$332.5	6%
Cost of sales	243.6	275.4	13%

Gross margin	$70.4	$57.1

Income from operations	$29.3	$9.7	(67)%
Other, net	.6	.4
Interest expense	(9.5)	(10.6)
	20.4	(.5)
Income tax expense (benefit)	7.5	(.1)

Net income (loss)	$12.9	$(.4)

Equity in earnings (losses) of Kronos Worldwide, Inc.	$4.6	$(.1)

Percentage of net sales:
Cost of sales	78%	83%
Income from operations	9%	3%

TiO2 operating statistics:
Sales volumes*	125	127	2%
Production volumes*	133	132	(1)%

Change in Ti02 net sales:
Ti02 product pricing			(4)%
Ti02 sales volume			2
Ti02 product mix			1
Changes in currency exchange rates			7

Total			6%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ net sales increased 6% or $18.5 million compared to the first quarter of 2007 primarily due to the impact of currency exchange rates and a 2% increase in sales volumes offset somewhat by a 4% decrease in average TiO2 selling prices.  Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $20 million, or 7%, compared to the same period in 2007.  Kronos expects average selling prices in the second quarter of 2008 to be lower than the average selling prices in the first quarter of 2008.

Kronos’ sales volumes in the first quarter of 2008 were 2% higher compared to 2007, primarily as higher sales volumes in its export markets more than offset the impact of lower volumes in Europe.  Kronos’ sales volumes in Europe have been impacted by a decrease in demand for TiO2, however, Kronos expects overall demand will continue to remain slightly above 2007 levels for the remainder of the year.  TiO2 sales volumes in the first quarter of 2008 were a new record for Kronos for a first quarter.

Cost of sales – Kronos’ cost of sales increased $31.8 million or  13% in the first quarter of 2008 compared to 2007 primarily due to the impact of a 10% increase in utility costs (primarily energy costs), a 5% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 83% in the first quarter of 2008 compared to 78% in the first quarter of 2007 due to the unfavorable effects of higher operating costs and lower average TiO2 selling prices.  TiO2 production volumes decreased 1% in the first quarter of 2008 compared to the same period in 2007, with operating rates near full capacity in both periods.

Income from operations – Kronos’ income from operations for the first quarter of 2008 declined by 67% to $9.7 million compared to the same period in 2007.   Income from operations as a percentage of net sales declined to 3% in the first quarter of 2008 from 9% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 17% for the first quarter of 2008 compared to 22% for the first quarter of 2007.  While Kronos’ sales volumes are higher in 2008, gross margin decreased as pricing has not improved to offset the negative impact of increased operating costs (primarily energy costs and raw materials).  Changes in currency rates have negatively affected Kronos’ gross margin and income from operations.  Kronos estimates the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $7 million in the first quarter of 2008 as compared to the same period in 2007.

Interest expense – Kronos’ interest expense increased $1.1 million from $9.5 million in the first quarter of 2007 to $10.6 million in the first quarter of 2008 primarily due to changes in foreign currency exchange rates.  Excluding the effect of currency exchange rates, Kronos expects that interest expense will be slightly higher in 2008 as compared to 2007.

Kronos has a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense recognized will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ benefit for income taxes was $.1 million in the first quarter of 2008 compared to a provision for income taxes of $7.5 million in the same period last year.

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ foreign operation’s sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar.  A portion of sales generated from Kronos’ foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos’ sales and income from operations in 2008 as compared to 2007.

Three months ended March 31, 2008 vs. 2007
Increase (decrease) in millions
Impact on:
Net sales	$20
Income from operations	$(7)

Outlook - Kronos expects income from operations for the remainder of 2008 to be lower than 2007, as anticipated modest improvements in sales and production volumes are expected to be more than offset by higher production costs, particularly raw material, energy and labor costs.  Expectations as to the future of the TiO2 industry are based upon a number of factors beyond Kronos’ control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances.  If actual developments differ from expectations, Kronos’ results of operations could be unfavorably affected.

Other items

Interest expense - Substantially all of our interest expense relates to CompX.  Interest expense is higher in 2008 compared to 2007 primarily due to a note payable to an affiliate CompX issued in the fourth quarter of 2007.  Interest expense is expected to continue to be higher in the remainder of 2008 as compared to the same periods in 2007 as a result of this note.

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

Minority interest - Minority interest in earnings decreased $674,000 in the first three months of 2008 as compared to the first three months of 2007.  This decrease is due to both our increased ownership of CompX as compared to the same period last year and lower earnings of CompX in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities (excluding the impact of deferred taxes and relative changes in assets and liabilities) are generally similar to trends in our earnings.  Cash flows from operating activities increased from $91,000 used in operating activities in the first three months of 2007 to $2.9 million provided by operating activities in the first three months of 2008.

The $3.0 million increase in cash provided by operating activities includes the net effect of

•	a lower amount of net cash used by changes in receivables, inventories, payables and accrued liabilities in 2008 of $6.1 million due primarily to relative changes in CompX’s working capital levels,
•	lower income from operations in 2008 of $3.6 million,
•	lower cash paid for income taxes in 2008 of $1.5 million, and
•	higher cash paid for interest in 2008 of $.6 million due to CompX’s issuance of its note payable to affiliate in the fourth quarter of 2007.

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days’ sales outstanding was comparable at 44 days at December 31, 2007 and 43 days at March 31, 2008.  Our average number of days in inventory was 66 days at December 31, 2007 and 75 days at March 31, 2008.  The increase in days in inventory is primarily due to increased raw material costs.  For comparative purposes, our average days’ sales outstanding increased from 41 days at December 31, 2006 to 43 days at March 31, 2007.  Our average number of days in inventory was 57 days at December 31, 2006 and 69 days at March 31, 2007.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2007	2008
	(In millions)

Cash provided by (used in) operating activities:
CompX	$4.0	$2.4
NL Parent and wholly-owned subsidiaries	(2.8)	1.8
Eliminations	(1.3)	(1.3)

Total	$(.1)	$2.9

Investing and financing activities

Net cash provided by investing activities totaled $4.4 million in the first quarter of 2007 compared to net cash used in investing activities of $1.8 million in the first quarter of 2008.  This $6.2 million decrease is primarily due to relative changes in the amount of net proceeds received from the sale of marketable securities.  Substantially all of our consolidated capital expenditures related to CompX.

During each of the first quarters of 2007 and 2008 we paid $6.1 million, or $.125 per share, in dividends.  Distributions to minority interests consist of CompX dividends paid to shareholders other than us.

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

CompX and Kronos are in compliance with all of their debt covenants at March 31, 2008.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, including the dividends Kronos pays to us.  We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of dividends.

At March 31, 2008, there were no amounts outstanding under CompX’s $50 million revolving credit facility that matures in January 2009 and the entire balance was available for future borrowings.

At March 31, 2008, we had an aggregate of $47.4 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$18.1
NL Parent and wholly-owned subsidiaries	29.3

Total	$47.4

In addition, at March 31, 2008 we owned 4.7 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $132.0 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2009) and our long-term obligations (defined as the five-year period ending December 31, 2013, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2008 approximated $2.6 million.  We expect to spend approximately $2.4 million beginning in the second quarter of 2008 for the replacement of waste treatment equipment at CompX’s South Carolina facility.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Kronos currently pays a regular quarterly cash dividend of $.25 per share.  At that rate, and based on the 17.5 million shares of Kronos we held at March 31, 2008, we would receive annual dividends from Kronos of $17.5 million.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.7 million shares of CompX we held at March 31, 2008, we would receive annual dividends from CompX of $5.4 million.  In addition, both Valhi and TIMET pay regular quarterly dividends of $.10 per share and $.075 per share, respectively.  At those rates, and based on the 4.7 million shares of Valhi and 1.4 million shares of TIMET we held at March 31, 2008, we would receive annual dividends from Valhi and TIMET of $1.9 million and $435,000, respectively.  Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions.  In addition, a significant portion of our assets consist of ownership interests in our subsidiaries and affiliates.  If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

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

Off-balance sheet financing arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2007 Annual Report.

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

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first three months of 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

Internal control over financial reporting - We also maintain internal control over financial reporting.  The term “internal control over financial reporting,” as defined by Exchange Act Rule 13a-15(f), means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of our financial statement schedules required by Article 12 of Regulation S-X.  However, our assessment of internal control over financial reporting with respect to equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our Condensed Consolidated Financial Statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

In addition to the matters discussed below, refer to Note 19 to our Condensed Consolidated Financial Statements and to our 2007 Annual Report.

Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411).  In April 2008, plaintiffs filed an appeal.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  In April 2008, the appellate court reversed the trial court’s ruling, thereby allowing contingent fee arrangements in the case.  The time for the defendants to appeal to the California Supreme Court has not yet run.

Wisconsin Cases.  Of the cases, 16 have been dismissed without prejudice, and 15 remain pending.  Seven of the remaining cases have been removed to Federal court.

Unilateral Administrative Order, Park Hills, Mo.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order.

Item 1A.        Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2007 Annual Report.  There have been no material changes to such risk factors during the three months ended March 31, 2008.

Item 6.           Exhibits

31.1 - Certification

31.2 - Certification

32.1 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NL INDUSTRIES, INC.
                                      (Registrant)

Date May 5, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date May 5, 2008	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)