Form 10-Q
period 2008-06-30
NL INDUSTRIES INC
filed 2008-08-04
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008
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

Number of shares of the Registrant's common stock outstanding on July 31, 2008: 48,598,634.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2007; June 30, 2008 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three and six months ended June 30, 2007 and 2008	5

	Condensed Consolidated Statement of Stockholders' Equity
	and Comprehensive Income -
	Six months ended June 30, 2008 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Six months ended June 30, 2007 and 2008	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.	Controls and Procedures	34

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	38

Items 2, 3 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2007	June 30, 2008
		(unaudited)

Current assets:
Cash and cash equivalents	$41,112	$30,849
Restricted cash and cash equivalents	4,970	9,794
Marketable securities	5,860	5,503
Accounts and other receivables, net	23,492	21,678
Inventories, net	24,277	25,911
Prepaid expenses and other	1,516	2,419
Deferred income taxes	6,474	6,205

Total current assets	107,701	102,359

Other assets:
Marketable equity securities	113,393	148,598
Investment in Kronos Worldwide, Inc.	147,119	144,120
Pension asset	17,623	19,297
Goodwill	54,719	54,749
Assets held for sale	3,117	2,817
Other assets, net	7,856	8,022

Total other assets	343,827	377,603

Property and equipment:
Land	12,346	12,785
Buildings	35,963	36,203
Equipment	127,801	127,056
Construction in progress	2,659	3,172
	178,769	179,216
Less accumulated depreciation	105,536	106,510

Net property and equipment	73,233	72,706

Total assets	$524,761	$552,668

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	June 30, 2008
		(unaudited)

Current liabilities:
Accounts payable	$8,769	$10,167
Accrued liabilities	27,188	28,405
Accrued environmental costs	11,863	9,527
Income taxes	136	163

Total current liabilities	47,956	48,262

Non-current liabilities:
Note payable to affiliate	49,730	49,230
Accrued environmental costs	38,467	37,911
Accrued postretirement benefit (OPEB) costs	9,865	9,643
Accrued pension costs	1,665	1,492
Deferred income taxes	91,124	103,144
Other	25,126	25,392

Total non-current liabilities	215,977	226,812

Minority interest	14,366	13,595

Stockholders' equity:
Common stock	6,073	6,074
Additional paid-in capital	345,338	336,966
Retained deficit	(6,525)	(6,525)
Accumulated other comprehensive loss	(98,424)	(72,516)

Total stockholders' equity	246,462	263,999

Total liabilities, minority interest and stockholders’ equity	$524,761	$552,668

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(unaudited)

Net sales	$45,229	$43,708	$88,780	$84,228
Cost of sales	33,368	32,727	64,797	63,805

Gross margin	11,861	10,981	23,983	20,423

Selling, general and administrative expense	6,571	6,504	13,237	12,908
Other operating income (expense):
Insurance recoveries	109	1,601	2,586	1,684
Other expense, net	(732)	(57)	(792)	(88)
Corporate expense	(8,515)	(6,960)	(13,444)	(10,736)

Loss from operations	(3,848)	(939)	(904)	(1,625)

Equity in earnings (losses) of Kronos Worldwide, Inc.	(10)	2,085	4,599	1,945
Other income (expense):
Interest and dividends	1,370	5,151	2,469	6,125
Securities transactions, net	(47)	20	56	10
Interest expense	(48)	(504)	(102)	(1,266)

Income (loss) before income taxes and minority interest	(2,583)	5,813	6,118	5,189

Provision for income taxes (benefit)	(1,838)	1,563	207	1,013

Minority interest in after-tax earnings	785	285	1,675	501

Net income (loss)	$(1,530)	$3,965	$4,236	$3,675

Net income (loss) per basic and diluted share	$(.03)	$.08	$.09	$.08

Cash dividend per share	$.125	$.125	$.25	$.25

Weighted-average shares used in the calculation of net income per share:
Basic	48,589	48,595	48,587	48,594
Dilutive impact of stock options	-	8	9	8

Diluted	48,589	48,603	48,596	48,602

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Six months ended June 30, 2008

(In thousands)

				Accumulated
		Additional	Retained	other	Total
	Common	paid-in	earnings	comprehensive	stockholders’	Comprehensive
	stock	capital	(deficit)	loss	equity	income
	(unaudited)

Balance at December 31, 2007	$6,073	$345,338	$(6,525)	$(98,424)	$246,462

Net income	-	-	3,675	-	3,675	$3,675

Other comprehensive income, net	-	-	-	25,908	25,908	25,908

Issuance of common stock	1	102	-	-	103	-

Dividends	-	(8,474)	(3,675)	-	(12,149)	-

Balance at June 30, 2008	$6,074	$336,966	$(6,525)	$(72,516)	$263,999

Comprehensive income						$29,583

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net income	$4,236	$3,675
Depreciation and amortization	5,695	4,770
Deferred income taxes	(1,770)	(1,538)
Minority interest	1,675	501
Equity in earnings of Kronos Worldwide, Inc.	(4,599)	(1,945)
Dividends from Kronos Worldwide, Inc.	8,758	8,758
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(1,220)	(1,485)
Other postretirement benefit expense	315	238
Other, net	219	572
Change in assets and liabilities:
Accounts and other receivables, net	(632)	81
Inventories, net	(3,565)	(1,637)
Prepaid expenses and other	524	(876)
Accrued environmental costs	(2,688)	(2,892)
Accounts payable and accrued liabilities	718	1,165
Income taxes	(587)	(5)
Accounts with affiliates	(6,667)	2,120
Other, net	(1,613)	(2,224)

Net cash provided by (used in) operating activities	(1,201)	9,278

Cash flows from investing activities:
Capital expenditures	(5,603)	(3,476)
Collection of note receivable	1,306	1,306
Change in restricted cash equivalents and marketable debt securities, net	1,928	(4,827)
Proceeds from disposal of:
Marketable securities	9,608	361
Property and equipment	43	250
Purchase of:
CompX common stock	-	(1,006)
Marketable securities	(5,861)	-

Net cash provided by (used in) investing activities	1,421	(7,392)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended June 30,
	2007	2008
	(unaudited)
Cash flows from financing activities:
Cash dividends paid	$(12,147)	$(12,149)
Distributions to minority interest	(1,131)	(412)
Other, net	203	(50)

Net cash used in financing activities	(13,075)	(12,611)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(12,855)	(10,725)
Currency translation	695	462
Cash and cash equivalents at beginning of period	52,742	41,112

Cash and cash equivalents at end of period	$40,582	$30,849

Supplemental disclosures – cash paid for:
Interest	$56	$1,305
Income taxes, net	9,003	425

Noncash investing activity - receipt of TIMET shares	$11,410	$-
Accrual for capital expenditures	1,232	293

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

Note 1 -  Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at June 30, 2008.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC on March 12, 2008 (the “2007 Annual Report”), except as discussed in Note 11.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended June 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliates, including Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2007	June 30, 2008
	(In thousands)

Trade receivables	$21,129	$20,791
Other receivables	1,535	1,256
Receivable from affiliates:
Income taxes – Valhi	1,271	-
Refundable income taxes	217	233
Allowance for doubtful accounts	(660)	(602)

Total	$23,492	$21,678

Note 3 – Inventories, net:

	December 31, 2007	June 30, 2008
	(In thousands)

Raw materials	$6,341	$9,156
Work in process	9,783	9,204
Finished products	8,153	7,551

Total	$24,277	$25,911

Note 4 - Marketable equity securities:

	December 31, 2007	June 30, 2008
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,301	$5,304
Other marketable securities	559	199

Total	$5,860	$5,503

Noncurrent assets (available-for-sale):
Valhi common stock	$75,064	$128,325
TIMET common stock	38,329	20,273

Total	$113,393	$148,598

Our investments in Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by SFAS No. 157.  See Note 11.  At December 31, 2007 and June 30, 2008, we owned approximately 4.7 million shares of Valhi common stock and 1.4 million shares of TIMET common stock.  At June 30, 2008, the quoted market price of Valhi’s and TIMET’s common stock was $27.25 and $13.99 per share, respectively.  At December 31, 2007, such quoted market prices were $15.94 and $26.45 per share, respectively.

Note 5 – Investment in Kronos:

At December 31, 2007 and June 30, 2008, we owned approximately 17.5 million shares of Kronos common stock.  At June 30, 2008, the quoted market price of Kronos’ common stock was $15.39 per share, or an aggregate market value of $269.6 million.  At December 31, 2007, the quoted market price was $17.45, or an aggregate market value of $305.7 million.  The change in the carrying value of our investment in Kronos during the first six months of 2008 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$147.1
Equity in earnings of Kronos	1.9
Dividends received from Kronos	(8.7)
Other, principally equity in other comprehensive income items of Kronos	3.8

Balance at the end of the period	$144.1

Selected financial information of Kronos is summarized below:

	December 31, 2007	June 30, 2008
	(In millions)

Current assets	$621.7	$647.8
Property and equipment, net	526.5	559.1
Investment in TiO2 joint venture	118.5	115.6
Other noncurrent assets	188.3	207.6

Total assets	$1,455.0	$1,530.1

Current liabilities	$224.5	$235.8
Long-term debt	590.0	658.7
Accrued pension and postretirement benefits	149.9	151.9
Other non-current liabilities	79.6	81.2
Stockholders’ equity	411.0	402.5

Total liabilities and stockholders’ equity	$1,455.0	$1,530.1

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions)		(In millions)

Net sales	$342.6	$391.9	$656.6	$724.4
Cost of sales	279.0	332.7	522.6	608.1
Income from operations	23.6	9.7	52.9	19.4
Net income	-	5.8	12.9	5.4

Note 6 – Accrued liabilities:

	December 31, 2007	June 30, 2008
	(In thousands)

Employee benefits	$8,896	$7,899
Professional fees	4,322	5,455
Payable to affiliates:
Income taxes – Valhi	-	865
Note payable to TIMET	250	750
Accrued interest payable to TIMET	559	451
Other	340	322
Reserve for uncertain tax positions	289	55
Other	12,532	12,608

Total	$27,188	$28,405

Note 7 – Other non-current liabilities:

	December 31, 2007	June 30, 2008
	(In thousands)

Reserve for uncertain tax positions	$22,128	$22,538
Insurance claims and expenses	1,381	1,305
Other	1,617	1,549

Total	$25,126	$25,392

Note 8 - Provision for income taxes:

	Six months ended June 30,
	2007	2008
	(In millions)

Expected tax expense at U.S. federal statutory income tax rate of 35%	$2.1	$1.8
Non-U.S. tax rates	-	(.1)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(2.2)	(1.2)
U.S. state income taxes, net	.4	.4
Change in reserve for uncertain tax positions, net	.1	.1
Nondeductible expenses	.1	.2
Other, net	(.3)	(.2)

Total	$.2	$1.0

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

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)

Interest cost	$777	$787	$1,533	$1,554
Expected return on plan assets	(1,451)	(1,561)	(2,899)	(3,121)
Recognized actuarial losses	74	41	146	82

Total	$(600)	$(733)	$(1,220)	$(1,485)

Postretirement benefits - The components of net periodic postretirement benefits cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In thousands)

Interest cost	$182	$164	$363	$328
Amortization of prior service credit	(28)	(45)	(56)	(90)
Recognized actuarial losses	4	-	8	-

Total	$158	$119	$315	$238

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

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:
•	we have never settled any of these cases,
•	no final, non-appealable verdicts have ever been entered against us, and
•	we have never ultimately been found liable with respect to any such litigation matters.

In particular, see the discussion below regarding the final resolution of the State of Rhode Island case.  Accordingly, we have not accrued any amounts for any of the pending lead pigment and lead-based paint litigation cases.

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

In October 1999, we were served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  The State sought compensatory and punitive damages, as well as reimbursement for public and private building abatement expenses and funding of a public education campaign and health screening programs.  Following a 2002 trial on the sole question of whether lead pigment in paint on Rhode Island buildings is a public nuisance resulted in a mistrial when the jury was unable to reach a verdict on the question, a second trial commenced against us and three other defendants in November 2005 on the State’s remaining claims of public nuisance, indemnity and unjust enrichment.  Following the State’s presentation of its case, the trial court dismissed the State’s claims of indemnity and unjust enrichment.  In February 2006, the jury found that we and two other defendants substantially contributed to the creation of a public nuisance as a result of the collective presence of lead pigments in paints and coatings on buildings in Rhode Island.  The jury also found that we and the two other defendants should be ordered to abate the public nuisance.  Following the trial, the trial court dismissed the State’s claim for punitive damages.  In March 2007, the final judgment and order was entered, and defendants filed an appeal.  In April 2007, the State cross-appealed the issue of exclusion of past and punitive damages as well as the dismissal of one of the defendants.  While the appeal was pending, the trial court continued to move forward on the abatement process.  In September 2007, the State submitted its plan of abatement and defendants filed a response in December 2007.  In May 2008, oral arguments on the appeal were heard by the Rhode Island Supreme Court, and in July 2008 the Supreme Court reversed the decision of the trial court, stating that the defendants’ motion to dismiss should have been granted.  This decision of the Rhode Island Supreme Court concludes the case in our favor, and the state of Rhode Island’s plan of abatement will not be implemented.

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

Environmental obligations are difficult to assess and estimate for numerous reasons including the:
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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At June 30, 2008, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first six months of 2008 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$50,330
Additions charged to expense, net	407
Payments, net	(3,299)

Balance at the end of the period	$47,438

Amounts recognized in the balance sheet at the end of the period:
Current liability	$9,527
Noncurrent liability	37,911

Total	$47,438

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  At June 30, 2008, we had accrued approximately $47 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $68 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At June 30, 2008, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property we owned that is subject to environmental remediation, and for which we had a nominal carrying value, was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which NL is disputing, were placed into escrow with a court in New Jersey and have never been remitted to us while the condemnation litigation is pending.  Because such funds were placed in escrow with the court and are beyond our control, we have never given recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, NL would receive certain agreed-upon amounts in satisfaction of its claim to just compensation for the taking of its property in the condemnation proceeding, and NL would be indemnified against certain environmental liabilities related to such property.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  As part of such April 2008 agreement, however, NL became entitled to receive the interest accrued on the escrow funds, and in May 2008 NL received approximately $4.3 million of such interest which was recognized as interest income in the second quarter of 2008.  In late June 2008 the settlement agreement was reinstated and remains subject to certain conditions prior to closing, which, to date, have not occurred.

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

Other litigation

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  Approximately 470 of these types of cases remain pending, involving a total of approximately 6,500 plaintiffs.  In addition, the claims of approximately 3,400 former plaintiffs have been administratively dismissed from Ohio State Courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
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

We currently believe that the disposition of all of these various other claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

CompX stock repurchase program

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX may use cash on hand or debt to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled.  During the first six months of 2008, CompX purchased approximately 126,000 shares of its Class A common stock in market transactions for an aggregate of $1.0 million in cash.  At June 30, 2008 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Note 11 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such non financial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, in accordance with the new standard we have expanded our disclosures regarding the valuation methods and level of inputs we utilize beginning with our first quarter 2008 filing, except for such non-financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first six months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Noncontrolling Interest – In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under existing GAAP such changes in ownership generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  This statement will be effective for us on a prospective basis in the first quarter of 2009.  We will be required to reclassify our balance sheet and statement of operations to conform to the new presentation requirements and to include the expanded disclosures at that time.  Because the new method of accounting for changes in ownership applies on a prospective basis, we are unable to predict the impact of the statement on our Consolidated Financial Statements.  However, to the extent that we have subsidiaries that are not wholly owned at the date of adoption, any subsequent increase in ownership of such subsidiaries for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership would result in a reduction in the amount of equity attributable to our shareholders.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or June 30, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

GAAP Hierarchy – In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69, and accordingly, this standard, when adopted, will not have any effect on our Consolidated Financial Statements.  The effective date of this standard has not yet been determined.

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

•	Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	Demand for high performance marine components,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	Service industry employment levels,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	The introduction of trade barriers,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	The ability to renew or refinance credit facilities,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
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

•	The ultimate resolution of pending litigation (such as our lead pigment and environmental litigation) and
•	Possible future litigation.

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

Results of Operations

Net Income Overview

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Our net income was $4.0 million, or $.08 per diluted share, in the second quarter of 2008 compared to a net loss of $1.5 million, or $.03 per diluted share, in the second quarter of 2007.  Our diluted earnings per share increased from 2007 to 2008 due primarily to the combined effects of:

•	higher equity in earnings of Kronos in 2008,
•	higher interest income in 2008,
•	lower litigation and related expenses in 2008 and
•	higher insurance recoveries in 2008.

Our 2008 net income includes:
•	interest income of $.06 per diluted share related to certain escrow funds,
•	income included in our equity in earnings of Kronos of $.03 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany, and
•	income of $.02 per diluted share related to certain insurance recoveries.

Our net income in 2007 includes a charge included in our equity in earnings of Kronos of $.04 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Our net income was $3.7 million, or $.08 per diluted share, in the first six months of 2008 compared to income of $4.2 million, or $.09 per diluted share, in the first six months of 2007.  The decrease in our diluted earnings per share from 2007 to 2008 is due primarily to the combined effects of:

•	lower equity in earnings of Kronos in 2008,
•	lower component products income from operations in 2008,
•	lower insurance recoveries in 2008,
•	lower litigation and related expenses in 2008 and
•	higher interest income in 2008.

Our net income in 2008 includes:
•	interest income of $.06 per diluted share related to certain escrow funds,
•	income included in our equity in earnings of Kronos of $.03 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany, and
•	income of $.02 per diluted share related to certain insurance recoveries.

Our net income in 2007 includes:
•	a charge included in our equity in earnings of Kronos of $.04 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany, and
•	income of $.03 per diluted share related to certain insurance recoveries.

Loss from Operations

The following table shows the components of our loss from operations.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2007	2008	Change	2007	2008	Change
	(In millions)			(In millions)

CompX	$4.4	$4.4	-%	$9.9	$7.4	(25)%
Insurance recoveries	.1	1.6	1,369%	2.6	1.7	(35)%
Corporate expense and other, net	(8.3)	(6.9)	(17)%	(13.4)	(10.7)	(20)%

Loss from operations	$(3.8)	$(.9)	76%	$(.9)	$(1.6)	(79)%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2007	2008	Change	2007	2008	Change
	(In millions)			(In millions)

Net sales	$45.2	$43.7	(3)%	$88.8	$84.2	(5)%
Cost of sales	33.3	32.7	(2)%	64.8	63.8	(2)%

Gross margin	$11.9	$11.0		$24.0	$20.4

Income from operations	$4.4	$4.4	-%	$9.9	$7.4	(25)%

Percentage of net sales:
Cost of sales	74%	75%		73%	76%
Income from operations	10%	10%		11%	9%

Net sales – Our component products net sales decreased 3% and 5%, respectively, in the second quarter and first six months of 2008 compared to the same periods in 2007.  Net sales decreased principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs and the favorable effect of relative changes in foreign currency exchange rates, as discussed below.

Cost of sales and gross margin – Our component products cost of sales decreased 2% in both the second quarter and first six months of 2008 as compared to the same periods in 2007 due to decreased sales volumes.  As a percentage of net sales, our gross margin decreased 1% and 2% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007 primarily due to higher raw material costs, not all of which could be recovered through sales price increases or surcharges, and changes in product mix (primarily in the security products line) combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Income from operations – Our component products income from operations in the second quarter of 2008 was comparable to the second quarter of 2007.  As a percentage of net sales, income from operations decreased approximately 2% in the first six months of 2008 compared to the first six months of 2007 due to the decline in net sales and gross margin discussed above.  In addition, changes in foreign currency exchange rates negatively impacted income from operations comparisons by $.4 million in the year-to-date period while favorably impacting income from operations comparisons by $.2 million for the quarter, as discussed below.

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from CompX’s non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of CompX's non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Overall, fluctuations in foreign currency exchange rates had the following effects on our component products net sales and income from operations in 2008 as compared to 2007.

	Three months ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	(Increase (decrease), in thousands)
Impact on:
Net sales	$341	$1,011
Income from operations	215	(360)

Outlook – Demand continues to be slow across most of our component product lines as customers react to the condition of the overall economy.  However, we are experiencing a greater softness in demand in the industries that we serve which is directly connected to lower consumer spending, as further explained below.

•
Our security products line is the least affected by the softness in consumer demand, as these products are sold to a diverse number of business customers across a wide range of markets, most of which are not directly impacted by changes in consumer demand.  While demand may be fairly stable for this business line, it is unclear as to when sales growth will return.

•
Our furniture components sales are primarily concentrated in the office furniture, toolbox, home appliance and a number of other industries.  Several of these industries are more directly affected by consumer demand than those served by our security products line.  We expect many of the markets served by furniture components to continue to experience low demand in the short term.

•
Our marine line has been affected the most by the slowing economy as the decrease in consumer confidence, the decline in home values, a tighter credit market and higher fuel costs have resulted in a significant reduction in consumer spending in the marine market.  The marine market is not currently expected to recover until consumer confidence returns and home values stabilize.  A continued under-performance of the marine market over the next twelve to eighteen months could negatively impact our required annual impairment evaluation of the goodwill allocated to the marine line.  An adverse outcome from the evaluation could directly affect income from operations.

While changes in market demand are not within our control, we are focused on the areas that we can impact.  Our lean manufacturing and cost cutting initiatives are expected to continue to improve our productivity and result in a more efficient infrastructure that can be leveraged when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of our raw materials is ongoing.  We currently expect this to be a challenge for the remainder of 2008.  We may not be able to fully recover these costs through price increases or surcharges due to the competitive nature of the markets we serve.

General corporate and other items

Insurance recoveries – Insurance recoveries relate to amounts we received from certain of our former insurance carriers, and relate principally to recovery of prior lead pigment litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment litigation defense costs.  The insurance recoveries we recognized in all periods presented include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from these carriers for the past defense costs we incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement.

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

Corporate expense – Corporate expenses were $7.0 million in the second quarter of 2008, $1.5 million or 18% lower than in the second quarter of 2007.  Included in corporate expense are:

•	litigation and related costs of $5.6 million in 2008 compared to $7.6 million in 2007, and
•	environmental expenses of $266,000 in 2008, compared to a credit of $337,000 in 2007.

Corporate expenses were $10.7 million in the first six months of 2008, $2.7 million or 20% lower, compared to the first six months of 2007. Included in corporate expense are:

•	litigation and related costs of $8.7 million in 2008 compared to $11.7 million in 2007, and
•	environmental expenses of $408,000 in 2008 compared to $633,000 in 2007.

We expect corporate expenses in 2008 will continue to be lower than in 2007, in part due to lower expected litigation and related expenses.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).

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

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2007	2008	Change	2007	2008	Change
	(In millions)			(In millions)
Kronos historical:
Net sales	$342.6	$391.9	14%	$656.6	$724.4	10%
Cost of sales	279.0	332.7	19%	522.6	608.1	16%

Gross margin	$63.6	$59.2		$134.0	$116.3

Income from operations	$23.6	$9.7	(59)%	$52.9	$19.4	(63)%
Other, net	.4	.2		1.0	.6
Interest expense	(9.8)	(11.1)		(19.3)	(21.7)
	14.2	(1.2)		34.6	(1.7)
Income tax expense (benefit)	14.2	(7.0)		21.7	(7.1)

Net income	$-	$5.8		$12.9	$5.4

Percentage of net sales:
Cost of sales	81%	85%		80%	84%
Income from operations	7%	2%		8%	3%

Equity in earnings of Kronos Worldwide, Inc.	$-	$2.1		$4.6	$1.9

TiO2 operating statistics:
Sales volumes*	137	141	3%	262	269	3%
Production volumes*	128	133	4%	261	265	2%

Change in Ti02 net sales:
Ti02 product pricing			(1)%			(3)%
Ti02 sales volume			3%			3%
Ti02 product mix			2%			2%
Changes in currency exchange rates			10%			8%

Total			14%			10%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ net sales increased 14% or $49.3 million compared to the second quarter of 2007 and 10% or $67.8 million compared to the six months ended June 30, 2007 primarily due to the impact of favorable changes in foreign currency exchange rates and increases in sales volumes offset by a decrease in average TiO2 selling prices.  Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $33 million, or 10%, in the three months ended June 30, 2008 compared to the same period in 2007 and increased net sales by approximately $54 million, or 8% in the first six months of 2008 compared to the same period in 2007.

Kronos’ sales volumes in both the second quarter of 2008 and the six months ended June 30, 2008 were 3% higher compared to 2007 primarily due to higher sales volumes in export markets.  Sales volumes in the second quarter of 2008 and the first six months of 2008 were a new record for Kronos.

Cost of sales – Kronos’ cost of sales increased $53.7 million or 19% in the second quarter of 2008 compared to 2007 due to the impact of a 16% increase in utility costs (primarily energy costs), a 9% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 85% in the second quarter of 2008 compared to 81% in the second quarter of 2007 due to the unfavorable effects of higher operating costs and lower average TiO2 selling prices.  TiO2 production volumes increased 4% in the second quarter of 2008 compared to the same period in 2007, with operating rates near full capacity in both periods.

Kronos’ cost of sales increased $85.5 million or 16% in the six months ended June 30, 2008, compared to the same period in 2007, due to the impact of a 13% increase in utility costs (primarily energy costs), a 7% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 84% in the six months ended June 30, 2008, compared to 80% in the same period of 2007 due to the unfavorable effects of higher operating costs and lower average TiO2 selling prices.  TiO2 production volumes increased 2% in the first six months of 2008 compared to the same period in 2007, with operating rates near full capacity in both periods.

Production volumes in the second quarter of 2008 and for first six months of 2008 were also a new record for Kronos.

Income from operations – Kronos’ income from operations for the second quarter of 2008 declined by 59% to $9.7 million compared to the same period in 2007.   Income from operations as a percentage of net sales declined to 2% in the second quarter of 2008 from 7% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 15% as a percentage of net sales for the second quarter of 2008 compared to 19% for the second quarter of 2007.

Kronos’ income from operations for the six months ended June 30, 2008 declined by 63% to $19.4 million compared to the same period in 2007.   Income from operations as a percentage of net sales declined to 3% in the six months ended June 30, 2008 from 8% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 16% as a percentage of net sales in 2008 compared to 20% in 2007.

While Kronos’ sales volumes are higher in 2008, gross margin has decreased as pricing has not improved to offset the negative impact of increased operating costs (primarily energy costs and raw materials).  Changes in currency rates have negatively affected Kronos’ gross margin and income from operations.  Kronos estimates the negative effect of changes in foreign currency exchange rates decreased its income from operations by approximately $8 million in the second quarter of 2008 and $16 million in the first six months of 2008 as compared to the same periods in 2007.

Interest expense – Kronos’ interest expense increased $1.3 million from $9.8 million in the second quarter of 2007 to $11.1 million in the second quarter of 2008 and increased $2.4 million from $19.3 million in the six months ended June 30, 2007 to $21.7 million in the six months ended June 30, 2008, primarily due to changes in foreign currency exchange rates as well as to a higher average balance of outstanding borrowings under its revolving credit facilities, primarily in Europe.  Excluding the effect of currency exchange rates, Kronos expects that interest expense will continue to be higher in 2008 as compared to 2007.

Kronos has a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ income tax benefit was $7.0 million in the second quarter of 2008 compared to a provision for income taxes of $14.2 million in the same period last year and $7.1 million in the first six months of 2008 compared to a provision for income taxes of $21.7 million in the same period last year.  Kronos’ income tax benefit in 2008 includes a $7.2 million income tax benefit related to a European Court’s ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of Kronos’ German corporate and trade tax net operating loss carryforwards.  The provision for income taxes in 2007 includes an $8.7 million charge related to the adjustment of certain German income tax attributes.

Currency – Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of Kronos’ foreign operations’ sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar.  A portion of sales generated from Kronos’ foreign operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effect on Kronos’ sales and income from operations in 2008 as compared to 2007.

	Three months ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	(Increase (decrease), in millions)
Impact on:
Net sales	$33	$54
Income from operations	(8)	(16)

Outlook - During June and July of 2008, Kronos and several of Kronos’ competitors announced various price increases and surcharges in response to higher operating costs.  These price increase announcements are to be implemented during the second half of 2008.  As a result, Kronos expects that its average selling prices in the second half of 2008 will be higher than its average selling prices in the first half of 2008.  Kronos expects that overall demand will continue to remain high for the remainder of the year in export markets, while demand in North America and Europe may be somewhat weaker in the second half of 2008.  Overall, Kronos expects that its income from operations for the remainder of 2008 will be lower than the same period in 2007, as the favorable effects of anticipated improvements in product pricing and in production volume are expected to be more than offset by higher production costs, particularly raw material, energy, and labor costs.  However, Kronos’ income from operations in the second half of 2008 is expected to be higher than the first half of 2008, due principally to the impact of the implementation of the recent price increase announcements. Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond Kronos’ control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances.  If actual developments differ from expectations, Kronos’ results of operations could be unfavorably affected.

Other items

Interest income - Interest income in the second quarter of 2008 includes $4.3 million earned on certain escrow funds.  See Note 10 to the Condensed Consolidated Financial Statements.

Interest expense - Substantially all of our interest expense relates to CompX.  Interest expense is higher in 2008 compared to 2007 primarily due to a note payable to an affiliate CompX issued in the fourth quarter 2007.  Interest expense is expected to continue to be higher in the remainder of 2008 as compared to the same periods in 2007 as a result of this note.

Provision for income taxes - See Note 8 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax provision.

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

Minority interest - Minority interest in earnings decreased $1.2 million in the first six months of 2008 as compared to 2007.  This decrease is due to both our increased ownership of CompX as compared to the same period last year and to lower earnings of CompX in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities (excluding the impact of deferred taxes and relative changes in assets and liabilities) are generally similar to trends in our earnings.  Cash flows from operating activities increased from a net use of cash of $1.2 million in the first six months of 2007 to $9.3 million provided by operating activities in the first six months of 2008.  The $10.5 million increase in cash provided by operating activities includes the net effect of:

•
lower cash paid for income taxes in 2008 of $8.6 million due in part to income tax payments we made in 2007 related to the capital gain generated from Valhi’s previously-reported distribution of shares of TIMET common stock in March 2007,

•
lower net cash used by changes in receivables, inventories, prepaids, payables and accrued liabilities in 2008 of $1.5 million due primarily to relative changes in CompX’s working capital levels, as discussed below,

•	higher interest income of $3.7 million in 2008 due primarily to $4.3 million of interest received from certain escrow funds,
•	lower income from operations in 2008 of $720,000 and
•	higher cash paid for interest in 2008 of $1.2 million due to CompX’s issuance of its note payable to an affiliate in the fourth quarter of 2007.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Six months ended June 30,
	2007	2008
	(In millions)

Cash provided by (used in) operating activities:
CompX	$5.3	$5.4
NL Parent and wholly-owned subsidiaries	(3.8)	6.6
Eliminations	(2.7)	(2.7)

Total	$(1.2)	$9.3

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days’ sales outstanding (“DSO”) decreased from 44 days at December 31, 2007 to 42 days at June 30, 2008 due to timing of collections at the end of June.  For comparative purposes, our average DSO increased from 41 days at December 31, 2006 to 44 days at June 30, 2007.  Our average number of days in inventory (“DII”) was 66 days at December 31, 2007 and 72 days at June 30, 2008.  The increase in days in inventory is primarily due to the higher cost of commodity raw materials at June 30, 2008 combined with lower sales.  Additionally, our raw material balance is higher as a result of purchasing higher than normal quantities to mitigate the impact of expected future cost increases.  For comparative purposes, our average DII increased from 57 to 70 days at December 31, 2006 and June 30, 2007, respectively, primarily due to the higher cost of commodity raw materials at June 30, 2007.

Investing and financing activities

Net cash used in investing activities totaled $7.4 million in the first six months of 2008 compared to net cash provided of $1.4 million in the first six months of 2007. During the first six months of 2008:

•	we incurred $3.5 million of capital expenditures, substantially all of which relates to CompX,
•	we collected $1.3 million on a note receivable,
•	we used $4.3 million of cash to fund two new escrow accounts related to environmental matters (such escrow funds are classified as restricted cash) and
•	we purchased approximately 126,000 shares of CompX common stock in market transactions for $1.0 million.

Net cash used in financing activities totaled $12.6 million in the first six months of 2008 compared to $13.1 million in the first six months of 2007.  We paid aggregate cash dividends of $12.1 million, or $.25 per share, during the first six months of 2008 and 2007.  Distributions to minority interests consist of CompX dividends paid to shareholders other than us.

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

CompX and Kronos are in compliance with all of their debt covenants at June 30, 2008.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, including the dividends Kronos, Valhi and TIMET pay to us.  We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of dividends.

At June 30, 2008, there were no amounts outstanding under CompX’s $50 million revolving credit facility that matures in January 2009 and the entire balance was available for future borrowings.

At June 30, 2008, we had an aggregate of $46.1 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$18.2
NL Parent and wholly-owned subsidiaries	27.9

Total	$46.1

In addition, at June 30, 2008 we owned 4.7 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $148.6 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2009) and our long-term obligations (defined as the five-year period ending December 31, 2013, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2008 approximated $2.2 million.  We expect to spend approximately $1.7 million in the remainder of 2008 to complete the replacement of waste treatment equipment at CompX’s South Carolina facility.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Kronos currently pays a regular quarterly cash dividend of $.25 per share.  At that rate, and based on the 17.5 million shares of Kronos we held at June 30, 2008, we would receive annual dividends from Kronos of $17.5 million.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.7 million shares of CompX we held at June 30, 2008, we would receive annual dividends from CompX of $5.4 million.  In addition, both Valhi and TIMET pay regular quarterly dividends of $.10 per share and $.075 per share, respectively.  At those rates, and based on the 4.7 million shares of Valhi and 1.4 million shares of TIMET we held at June 30, 2008, we would receive annual dividends from Valhi and TIMET of $1.9 million and $435,000, respectively.  Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions.  In addition, a significant portion of our assets consist of ownership interests in our subsidiaries and affiliates.  If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

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

Recent accounting pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first six months of 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In addition to the matters discussed below, refer to Note 10 to our Condensed Consolidated Financial Statements, to our 2007 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226).  Oral arguments on the appeal were heard by the Rhode Island Supreme Court in May 2008.  In July 2008, the Supreme Court reversed the decision of the trial court, stating that the defendants’ motion to dismiss should have been granted.  This decision of the Supreme Court concludes the case in our favor.

Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490).  In May 2008, the Maryland Court of Appeals affirmed the Special Court’s dismissal of the appeal.

County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657).  In May 2008, the defendants filed a petition for review by the California Supreme Court.  In July 2008, the defendants’ petition for review was granted by the California Supreme Court.

       Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  In April 2008, the Judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.

Columbus City, Ohio v. Sherwin-Williams Company et al. (Court of Common Pleas, Franklin County, Ohio, Case No. 06CVH-12-16480).  In July 2008, the city voluntarily dismissed its complaint with prejudice.

Wisconsin Cases.  Of the cases, 25 have been dismissed without prejudice, and six remain pending.  Four of the remaining six cases have been removed to Federal court, and all six of the pending cases have been stayed.

Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02).  In June 2008, the appellate court reversed the ruling of the lower court, dismissing the case.  In July 2008, the plaintiffs filed a motion for leave to appeal with the Court of Appeals.

The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  In July 2008, the court granted the defendants’ motion to dismiss the Tribe’s CERCLA natural resources damages claim.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  In April 2008, co-defendant Honeywell International agreed to a settlement with the Plaintiffs.

In June 2008, we were served in Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  We intend to deny all liability and to defend against all of the claims vigorously.

Unilateral Administrative Order, Park Hills, Mo.  In May 2008, the parties began work at the site as required by the Unilateral Order and in accordance with the cost sharing agreement.

Item 1A.   Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2007 Annual Report.  There have been no material changes in such risk factors during the first six months of 2008.

Item 4.     Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders was held on May 21, 2008.  At the annual meeting:

•
Cecil H. Moore, Jr., Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson and Terry N. Worrell were elected as directors, each receiving votes “For” his election from at least 94.6% of the approximately 48.6 million shares of our common stock eligible to vote at the meeting;

•
the proposal to adopt an amendment to our certificate of incorporation to remove Article XI (Requirements for Certain Business Transactions; Exceptions) was approved, receiving a vote “For” such proposal from:

o	at least 99.4% of the votes cast for such proposal;
o	at least 97.5% of our outstanding shares of common stock eligible to vote at the meeting; and
o
at least 82.3% of the outstanding shares of our common stock eligible to vote at the meeting excluding from the number of shares deemed to be outstanding at the time of such vote and from such vote those shares which were beneficially owned, directly or indirectly, by Harold C. Simmons or his affiliates (which number of shares of our common stock beneficially owned by Harold C. Simmons and his affiliates was deemed to be 41,796,006 shares); and

•
the proposal to amend and restate our certificate of incorporation (including the removal of Article XI (Requirements for Certain Business Transactions; Exceptions) since it separately received the requisite vote for its elimination), was approved, receiving a vote “For” such proposal from:

o	at least 95.7% of the votes cast for such proposal; and
o	at least 93.8% of our outstanding shares of common stock eligible to vote at the meeting.

Item 6.   Exhibits

10.1 –
Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) dated May 26, 2008.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

31.1 -	Certification

31.2 -	Certification

32.1 -	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NL INDUSTRIES, INC.
                                        (Registrant)

Date August 4, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date August 4, 2008	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)