Form 10-Q
period 2008-09-30
NL INDUSTRIES INC
filed 2008-11-03
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008
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

Number of shares of the Registrant's common stock outstanding on October 31, 2008: 48,598,634.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2007; September 30, 2008 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three and nine months ended September 30, 2007 and 2008	5

	Consolidated Statement of Stockholders' Equity
	and Comprehensive Income -
	Nine months ended September 30, 2008 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Nine months ended September 30, 2007 and 2008	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	37

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2007	September 30, 2008
		(unaudited)
Current assets:
Cash and cash equivalents	$41,112	$19,313
Restricted cash and cash equivalents	4,970	9,386
Marketable securities	5,860	5,532
Accounts and other receivables, net	23,492	22,311
Inventories, net	24,277	25,441
Prepaid expenses and other	1,516	2,330
Deferred income taxes	6,474	6,437

Total current assets	107,701	90,750

Other assets:
Marketable equity securities	113,393	101,198
Investment in Kronos Worldwide, Inc.	147,119	131,920
Pension asset	17,623	20,134
Goodwill	54,719	44,374
Assets held for sale	3,117	3,467
Other assets, net	7,856	8,232

Total other assets	343,827	309,325

Property and equipment:
Land	12,346	12,345
Buildings	35,963	35,300
Equipment	127,801	123,040
Construction in progress	2,659	4,070
	178,769	174,755
Less accumulated depreciation	105,536	103,719

Net property and equipment	73,233	71,036

Total assets	$524,761	$471,111

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	September 30, 2008
		(unaudited)
Current liabilities:
Accounts payable	$8,769	$10,019
Accrued liabilities	27,188	27,285
Accrued environmental costs	11,863	9,397
Income taxes	136	571

Total current liabilities	47,956	47,272

Non-current liabilities:
Note payable to affiliate	49,730	42,230
Accrued environmental costs	38,467	36,148
Accrued postretirement benefit (OPEB) costs	9,865	9,556
Accrued pension costs	1,665	1,398
Deferred income taxes	91,124	81,879
Other	25,126	25,089

Total non-current liabilities	215,977	196,300

Minority interest	14,366	12,264

Stockholders' equity:
Common stock	6,073	6,074
Additional paid-in capital	345,338	330,891
Retained deficit	(6,525)	(13,270)
Accumulated other comprehensive loss	(98,424)	(108,420)

Total stockholders' equity	246,462	215,275

Total liabilities, minority interest and stockholders’ equity	$524,761	$471,111

Commitments and contingencies (Note 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(unaudited)

Net sales	$46,389	$43,909	$135,169	$128,137
Cost of sales	34,435	32,688	99,232	96,493

Gross margin	11,954	11,221	35,937	31,644

Selling, general and administrative expense	6,477	6,317	19,714	19,225
Other operating income (expense):
Insurance recoveries	1,183	706	3,769	2,390
Facility consolidation expense	(808)	-	(808)	-
Goodwill impairment	-	(10,111)	-	(10,111)
Other expense, net	(447)	(1)	(1,239)	(89)
Corporate expense	(5,976)	(3,046)	(19,420)	(13,782)

Loss from operations	(571)	(7,548)	(1,475)	(9,173)

Equity in earnings (losses) of Kronos Worldwide, Inc.	(29,051)	(1,284)	(24,452)	661
Other income (expense):
Interest and dividends	1,082	792	3,551	6,917
Securities transactions, net	(15)	(20)	41	(10)
Interest expense	(49)	(507)	(151)	(1,773)

Loss before income taxes and minority interest	(28,604)	(8,567)	(22,486)	(3,378)

Provision for income taxes (benefit)	(13,411)	(848)	(13,204)	165

Minority interest in after-tax earnings (loss)	834	(974)	2,509	(473)

Net loss	$(16,027)	$(6,745)	$(11,791)	$(3,070)

Net loss per basic and diluted share	$(.33)	$(.14)	$(.24)	$(.06)

Cash dividend per share	$.125	$.125	$.375	$.375

Weighted-average shares used in the calculation of net loss per share	48,592	48,599	48,589	48,595

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Nine months ended September 30, 2008

(In thousands)

				Accumulated
		Additional	Retained	other	Total	Comprehensive
	Common	paid-in	earnings	comprehensive	stockholders’	income
	stock	capital	(deficit)	loss	equity	(loss)
	(unaudited)

Balance at December 31, 2007	$6,073	$345,338	$(6,525)	$(98,424)	$246,462

Net loss	-	-	(3,070)	-	(3,070)	$(3,070)

Other comprehensive income, net	-	-	-	(9,996)	(9,996)	(9,996)

Issuance of common stock	1	102	-	-	103	-

Dividends	-	(14,549)	(3,675)	-	(18,224)	-

Balance at September 30, 2008	$6,074	$330,891	$(13,270)	$(108,420)	$215,275

Comprehensive loss						$(13,066)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,791)	$(3,070)
Depreciation and amortization	8,549	7,117
Deferred income taxes	(15,791)	(3,743)
Minority interest	2,509	(473)
Equity in (earnings) losses of Kronos Worldwide, Inc.	24,452	(661)
Dividends from Kronos Worldwide, Inc.	13,137	13,137
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(1,837)	(2,239)
Other postretirement benefit expense	472	357
Goodwill impairment	-	10,111
Other, net	645	758
Change in assets and liabilities:
Accounts and other receivables, net	96	(922)
Inventories, net	(4,390)	(1,391)
Prepaid expenses and other	(330)	(848)
Accrued environmental costs	(3,623)	(4,785)
Accounts payable and accrued liabilities	5,302	569
Income taxes	(589)	600
Accounts with affiliates	(11,685)	1,522
Other, net	(2,994)	(3,077)

Net cash provided by operating activities	2,132	12,962

Cash flows from investing activities:
Capital expenditures	(9,994)	(5,482)
Collection of note receivable	1,306	1,306
Change in restricted cash equivalents and marketable debt securities, net	1,933	(4,453)
Proceeds from disposal of:
Marketable securities	9,917	360
Property and equipment	48	255
Purchase of:
CompX common stock	(2,194)	(1,006)
Marketable securities	(5,861)	-

Net cash used in investing activities	(4,845)	(9,020)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended September 30,
	2007	2008
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(18,221)	$(18,224)
Principal payments on note to affiliate	-	(7,000)
Distributions to minority interest	(1,694)	(614)
Other, net	1,445	(50)

Net cash used in financing activities	(18,470)	(25,888)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(21,183)	(21,946)
Currency translation	924	147
Cash and cash equivalents at beginning of period	52,742	41,112

Cash and cash equivalents at end of period	$32,483	$19,313

Supplemental disclosures – cash paid for:
Interest, net of amounts capitalized	$82	$1,789
Income taxes, net	14,968	1,957

Noncash investing activity - receipt of TIMET shares	$11,410	$-
Accrual for capital expenditures	1,195	169

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Note 1 -  Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at September 30, 2008.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC on March 12, 2008 (the “2007 Annual Report”), except as discussed in Note 12.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, other than the goodwill impairment discussed in Note 6) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2007 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended September 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2007 Consolidated Financial Statements contained in our 2007 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliates, including Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2007	September 30, 2008
	(In thousands)

Trade receivables	$21,129	$21,719
Other receivables	1,535	1,206
Receivable from affiliates:
Income taxes – Valhi	1,271	-
Refundable income taxes	217	30
Allowance for doubtful accounts	(660)	(644)

Total	$23,492	$22,311

Note 3 – Inventories, net:

	December 31, 2007	September 30, 2008
	(In thousands)

Raw materials	$6,341	$8,477
Work in process	9,783	9,061
Finished products	8,153	7,903

Total	$24,277	$25,441

Note 4 - Marketable equity securities:

	December 31, 2007	September 30, 2008
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,301	$5,338
Other marketable securities	559	194

Total	$5,860	$5,532

Noncurrent assets (available-for-sale):
Valhi common stock	$75,064	$84,765
TIMET common stock	38,329	16,433

Total	$113,393	$101,198

Our investments in Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by SFAS No. 157.  See Note 12.  At December 31, 2007 and September 30, 2008, we owned approximately 4.7 million shares of Valhi common stock and 1.4 million shares of TIMET common stock.  At September 30, 2008, the quoted market price of Valhi’s and TIMET’s common stock was $18.00 and $11.34 per share, respectively.  At December 31, 2007, such quoted market prices were $15.94 and $26.45 per share, respectively.

Note 5 – Investment in Kronos:

At December 31, 2007 and September 30, 2008, we owned approximately 17.5 million shares of Kronos common stock.  At September 30, 2008, the quoted market price of Kronos’ common stock was $13.25 per share, or an aggregate market value of $232.1 million.  At December 31, 2007, the quoted market price was $17.45, or an aggregate market value of $305.7 million.  The change in the carrying value of our investment in Kronos during the first nine months of 2008 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$147.1
Equity in earnings of Kronos	.7
Dividends received from Kronos	(13.1)
Other, principally equity in other comprehensive income items of Kronos	(2.8)

Balance at the end of the period	$131.9

Selected financial information of Kronos is summarized below:

	December 31, 2007	September 30, 2008
	(In millions)

Current assets	$621.7	$603.5
Property and equipment, net	526.5	522.6
Investment in TiO2 joint venture	118.5	113.6
Other noncurrent assets	188.3	191.0

Total assets	$1,455.0	$1,430.7

Current liabilities	$224.5	$210.1
Long-term debt	590.0	635.0
Accrued pension and postretirement benefits	149.9	140.0
Other non-current liabilities	79.6	77.2
Stockholders’ equity	411.0	368.4

Total liabilities and stockholders’ equity	$1,455.0	$1,430.7

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions)

Net sales	$343.3	$345.6	$999.9	$1,070.0
Cost of sales	276.4	295.2	799.0	903.3
Income from operations	22.1	7.9	75.0	27.3
Net income (loss)	(81.2)	(3.6)	(68.3)	1.8

Note 6 – Goodwill

Substantially all of our goodwill is related to our component products operations.  We have assigned goodwill to each of CompX’s reporting units (as that term is defined in Statement of Financial Accounting Standard (“SFAS”) No. 142¸ Goodwill and Other Intangible Assets).  In accordance with the requirements of SFAS No. 142, we test for goodwill impairment at each of our three component products reporting units during the third quarter of each year or when circumstances arise that indicate impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by SFAS No. 157 (although SFAS No. 157 is not in effect with respect to estimating the fair value of a reporting unit under SFAS No. 142 until January 1, 2009).  See Note 12.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

During the third quarter of 2008, we recorded a goodwill impairment charge of $10.1 million for CompX’s marine components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit (including a nominal amount of goodwill inherent in our investment in CompX).  We used a discounted cash flow methodology in determining the estimated fair value of CompX’s marine components reporting unit.  The factors that led us to conclude that goodwill associated with CompX’s marine components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the marine components unit.  When we performed this analysis in the third quarter, we also reviewed the goodwill associated with CompX’s security products and furniture components reporting units and concluded there was no impairment of the goodwill for those reporting units.

Note 7 – Accrued liabilities:

	December 31, 2007	September 30, 2008
	(In thousands)

Employee benefits	$8,896	$9,325
Professional fees	4,322	3,195
Payable to affiliates:
Income taxes – Valhi	-	255
Note payable to TIMET	250	750
Accrued interest payable to TIMET	559	451
Other	340	336
Reserve for uncertain tax positions	289	55
Other	12,532	12,918

Total	$27,188	$27,285

Note 8 – Other non-current liabilities:

	December 31, 2007	September 30, 2008
	(In thousands)

Reserve for uncertain tax positions	$22,128	$22,365
Insurance claims and expenses	1,381	1,281
Other	1,617	1,443

Total	$25,126	$25,089

Note 9 - Provision (benefit) for income taxes:

	Nine months ended September 30,
	2007	2008
	(In millions)

Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$(7.9)	$(1.2)
Non-U.S. tax rates	(.2)	(.2)
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(3.9)	(2.8)
U.S. state income taxes, net	.6	.6
Change in reserve for uncertain tax positions, net	(1.4)	(.1)
Nondeductible expenses	.2	.3
Goodwill impairment	-	3.5
Other, net	(.6)	.1

Total	$(13.2)	$.2

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  We currently estimate that our unrecognized tax benefits will decrease by approximately $1.8 million during the next twelve months due to the resolution of certain examination and filing procedures related to one or more of our subsidiaries and to the expiration of certain statutes of limitations.

The goodwill impairment charge of $10.1 million recorded in the third quarter of 2008 (see Note 6) is non-deductible goodwill for income tax purposes.  Accordingly, there is no income tax benefit associated with the goodwill for financial reporting purposes.

Note 10 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)

Interest cost	$758	$765	$2,291	$2,319
Expected return on plan assets	(1,449)	(1,560)	(4,348)	(4,681)
Recognized actuarial losses	73	41	219	123

Total	$(618)	$(754)	$(1,838)	$(2,239)

Future variances from assumed actuarial rates, including the rate of return on our defined benefit pension plan assets, as well as changes in the discount rate used to determine the projected benefit obligation, may result in increases or decreases to pension plan assets and liabilities, defined benefit pension expense (income) and credits and funding requirements in future periods.  We use a December 31 measurement date for our defined benefit pension plans.  Given the current uncertainty of the U.S. and global economy, our pension plan assets may be significantly lower at December 31, 2008, as compared to December 31, 2007.

Postretirement benefits - The components of net periodic postretirement benefits cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousands)

Interest cost	$182	$163	$545	$491
Amortization of prior service credit	(28)	(44)	(84)	(134)
Recognized actuarial losses	3	-	11	-

Total	$157	$119	$472	$357

Contributions – We expect our 2008 contributions for our pension and postretirement benefit plans to be consistent with the amount disclosed in our 2007 Annual Report.

Note 11 – Commitments and contingencies:

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At September 30, 2008, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first nine months of 2008 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$50,330
Additions charged to expense, net	453
Payments, net	(5,238)

Balance at the end of the period	$45,545

Amounts recognized in the balance sheet at the end of the period:
Current liability	$9,397
Noncurrent liability	36,148

Total	$45,545

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  At September 30, 2008, we had accrued approximately $46 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $66 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At September 30, 2008, there were approximately 25 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property we owned that is subject to environmental remediation, and for which we had a carrying value of approximately $6.3 million at September 30, 2008, was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because such funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding and we would be indemnified against certain environmental liabilities related to such property.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  In late June 2008 the settlement agreement was reinstated, and the initial closing under the reinstated settlement agreement occurred in October 2008.  At the October 2008 initial closing, we received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a  promissory note in the amount of $15.0 million, in exchange for the release of our equitable lien on a portion of the property.  The agreement calls for two subsequent closings that are scheduled to take place in April 2009 and October 2010, respectively, and that are subject to, among other things, our receipt of certain additional payments.  In exchange for the additional payments we would receive at the two subsequent closings, we would release our equitable lien on the remaining two portions of the property.  The settlement agreement provides for the dismissal of the pending condemnation proceeding with prejudice.

The $15.0 million promissory note bears interest at LIBOR plus 2.75%, with interest payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by the real estate developer’s ground lease on the property, and all improvements to the property performed by the developer.  Both the promissory note and our lien on the property are subordinated to certain senior indebtedness of the developer.  In the event that the developer has not repaid the promissory note at its stated maturity, we have the right to demand repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, and such right is not subordinated to the developer’s senior indebtedness.

For financial reporting purposes, we will account for the aggregate consideration received at the October 2008 closing by the full accrual method.  Under this method, we will recognize a pre-tax gain related to the October 2008 closing based on the difference between the aggregate $54.6 million consideration received and the carrying value of the portion of the property for which we have released our equitable lien.  Accordingly, we expect to recognize a pre-tax gain in the fourth quarter of 2008 of at least approximately $48 million.

In addition to the consideration we received at the October 2008 closing, as part of the April 2008 agreement we became entitled to receive the interest that had accrued on the escrow funds, and in May 2008 we received approximately $4.3 million of such interest, which we recognized as interest income during the second quarter of 2008.

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

Other litigation
       In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS. In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS. Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas. The defendants are the Company, Contran, Valhi and certain of the Company’s and EMS’s current or former officers or directors. The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants have committed fraud, breach of fiduciary duty, civil conspiracy, breach of contract and tortious interference with economic relations. We believe that these claims are without merit and have denied all liability therefor. The Company and EMS have also filed counterclaims against the former minority shareholders relating to the formation and management of EMS. Trial is scheduled for April 2009.

      We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  Approximately 460 of these types of cases remain pending, involving a total of approximately 5,500 plaintiffs.  In addition, the claims of approximately 4,500 former plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
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

CompX stock repurchase program

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX may use cash on hand or debt to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled.  During the first nine months of 2008, CompX purchased approximately 126,000 shares of its Class A common stock in market transactions for an aggregate of $1.0 million in cash.  At September 30, 2008 approximately 678,000 shares were available for purchase under these repurchase authorizations.

Note 12 – Recent accounting pronouncements:

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008.  SFAS No. 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS No. 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the provisions of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning with our first quarter 2008 filing, all of our fair value measurements are in compliance with SFAS No. 157, except for such nonfinancial assets and liabilities for which we will be required to be in compliance with SFAS No. 157 prospectively beginning in the first quarter of 2009.  In addition, in accordance with the new standard we have expanded our disclosures regarding the valuation methods and level of inputs we utilize beginning with our first quarter 2008 filing, except for such nonfinancial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first nine months of 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement will become effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our foreign currency exchange rate market risk associated with trade receivables or future sales.  We had no such contracts outstanding at December 31, 2007 or September 30, 2008.  Because our prior disclosures regarding these forward contracts have substantially met all of the applicable disclosure requirements of the new standard, we do not believe the enhanced disclosure requirements of this new standard will have a significant effect on our Consolidated Financial Statements.

Note 13 – Subsequent events:

      In October 2008, we completed the initial closing contained in a settlement agreement related to condemnation proceedings on certain property we owned in New Jersey.  See Note 11.

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes.  These loans and advances are generally entered into for cash management purposes, in which the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is able to pay a lower rate of interest than would be paid if the borrower had incurred third-party indebtedness.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loan.  In this regard, in October 2008 the independent members of the Board of Directors of both us and Kronos approved the terms for us lending up to $40 million to Kronos.  Our loans to Kronos under the revolving note will be unsecured, bear interest at the prime rate minus 1.5% with all principal due on demand (and no later than December 31, 2009).  The amount of our outstanding loans we have to Kronos at any time is solely at our discretion.  Kronos intends to use any borrowings from us to reduce the outstanding balance under its U.S. revolving bank credit facility.  At October 31, 2008, we had loans of $33.3 million outstanding under this revolving note to Kronos, which Kronos used to repay borrowings under its U.S. bank credit facility.

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

•	Changes in raw material and other operating costs (such as steel and energy costs),
•	The possibility of labor disruptions,
•
General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2 and component products),

•	Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	Demand for high performance marine components,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	Service industry employment levels,
•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	The introduction of trade barriers,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	The ability to renew or refinance credit facilities,
•	Our ability to maintain sufficient liquidity,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
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

Results of Operations

Net Income (Loss) Overview

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Our net loss was $6.7 million, or $.14 per diluted share, in the third quarter of 2008 compared to a net loss of $16.0 million, or $.33 per diluted share, in the third quarter of 2007.  Our diluted loss per share decreased from 2007 to 2008 due primarily to the net effects of:
•	lower equity in losses from Kronos in 2008,
•	lower litigation and related expenses in 2008, and
•	a goodwill impairment charge incurred in 2008 of $.21 per diluted share related to the marine business line of our component products operations.

Our net loss in 2007 includes:
•
a charge included in our equity in earnings of Kronos of $.43 per diluted share, related to a reduction in Kronos’ net deferred income tax asset resulting from a change in German income tax rates as discussed below, and

•	income of $.03 per diluted share due to a net reduction in our reserve for uncertain tax positions.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Our net loss was $3.1 million, or $.06 per diluted share, in the first nine months of 2008 compared to a net loss of $11.8 million, or $.24 per diluted share, in the first nine months of 2007.

The decrease in our diluted loss per share from 2007 to 2008 is due primarily to the net effects of:
•	higher equity in net income of Kronos in 2008,
•	a goodwill impairment charge incurred in 2008,
•	lower litigation and related expenses in 2008,
•	lower insurance recoveries in 2008, and
•	higher interest income in 2008.

Our 2008 net loss includes:
•	a goodwill impairment charge of $.21 per diluted share related to the marine business line of our component products operations,
•	interest income of $.06 per diluted share related to certain escrow funds,
•	income included in our equity in earnings of Kronos of $.03 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany, and
•	income of $.03 per diluted share related to certain insurance recoveries.

Our net loss in 2007 includes:
•
a charge included in our equity in earnings of Kronos of $.43 per diluted share, related to a reduction in Kronos’ net deferred income tax asset resulting from a change in German income tax rates as discussed below,

•	a charge included in our equity in earnings of Kronos of $.04 per diluted share, related to an adjustment of certain income tax attributes of Kronos in Germany,
•	income of $.03 per diluted share due to a net reduction in our reserve for uncertain tax positions, and
•	income of $.05 per diluted share related to certain insurance recoveries.

Loss from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2007	2008	Change	2007	2008	Change
	(In millions)			(In millions)

CompX	$4.2	$(5.2)	(224)%	$14.1	$2.2	(84)%
Insurance recoveries	1.2	.7	(40)%	3.8	2.4	(37)%
Corporate expense and other, net	(6.0)	(3.0)	(50)%	(19.4)	(13.8)	(29)%

Income (loss) from operations	$(.6)	$(7.5)	(1,222)%	$(1.5)	$(9.2)	(522)%

Amounts attributable to CompX relate to our components products business, while the other amounts generally relate to NL.  Each of these items is more fully discussed below.

CompX International Inc.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2007	2008	Change	2007	2008	Change
	(In millions)			(In millions)

Net sales	$46.4	$43.9	(5)%	$135.1	$128.1	(5)%
Cost of sales	34.4	32.7	(5)%	99.2	96.5	(3)%

Gross margin	$12.0	$11.2		$35.9	$31.6

Income (loss) from operations	$4.2	$(5.2)	(224)%	$14.1	$2.2	(84)%

Percentage of net sales:
Cost of sales	74%	74%		73%	75%
Income (loss) from operations	9%	(12)%		10%	2%

Net sales – Our net sales decreased 5% in both the third quarter and first nine months of 2008 compared to the same periods in 2007.  Net sales decreased principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Cost of sales and gross margin – Our cost of sales decreased in both the third quarter and first nine months of 2008 as compared to the same periods in 2007 due to decreased sales volumes.  As a percentage of sales, gross margin was flat for the quarter and decreased approximately 2% for the first nine months of 2008 compared to the same periods in 2007 primarily due to higher raw material costs, not all of which could be recovered through sales price increases or surcharges, combined with reduced coverage of fixed manufacturing costs from lower sales volume.

Goodwill impairment - During the third quarter of 2008, we recorded a non-cash goodwill impairment charge of $10.1 million for CompX’s marine components reporting unit.  See Note 6 to the Condensed Consolidated Financial Statements.

Income from operations – Excluding the goodwill impairment charge discussed above, our income from operations increased 17% for the third quarter of 2008 as compared to the third quarter of 2007.  The increase in income from operations as a percentage of sales for the quarter is primarily the result of facility consolidation costs incurred during the third quarter of 2007, cost reductions and improved product mix.  Excluding the goodwill impairment charge, income from operations as a percentage of sales was flat for the comparative nine-month period.

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from CompX’s non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in foreign currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on our net sales and income from operations in 2008 as compared to 2007.

	Three months ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	(In thousands)
Impact on:
Net sales	$34	$1,045
Income from operations	300	(60)

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translated into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on income from operations for the nine-month period results from the U.S. dollar denominated sales of non-U.S. operations converting into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacted our gross margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are primarily denominated in local currency.  The negative impact on the nine-month comparison was partially offset by lower currency exchange losses in the third quarter of 2008 as compared to 2007.  This also resulted in the net positive impact of currency on third quarter income from operations.

Outlook – Demand continues to be slow across all of CompX’s product lines as customers react to the condition of the overall economy.  However, we are experiencing a greater softness in demand in the industries that we serve which are more directly connected to lower consumer spending, as further explained below.

•
Our security products line is the least affected by the softness in consumer demand, because we sell products to a diverse number of business customers across a wide range of markets, most of which are not directly impacted by changes in consumer demand.  While demand within this line is not as affected by softness in the overall economy, we expect sales to be lower in the short term.

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

While changes in market demand are not within our control, we are focused on the areas that we can impact.  We expect our lean manufacturing and cost cutting initiatives to continue to improve our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect this to be a challenge for the remainder of 2008.  We may not be able to fully recover these costs through price increases or surcharges due to the competitive nature of the markets we serve.

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

Corporate expense – Corporate expenses were $3.0 million in the third quarter of 2008, $2.9 million or 49% lower than in the third quarter of 2007.  Included in corporate expense are:

•	litigation and related costs of $2.2 million in 2008 compared to $4.5 million in 2007 and
•	environmental expenses of $87,000 in 2008, compared to $79,000 in 2007.

Corporate expenses were $13.8 million in the first nine months of 2008, $5.6 million or 29% lower, compared to the first nine months of 2007. Included in corporate expense are:

•	litigation and related costs of $10.8 million in 2008 compared to $16.2 million in 2007, and
•	environmental expenses of $495,000 in 2008 compared to a credit of $163,000 in 2007.

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

Other income – In the fourth quarter of 2008, we expect to recognize a pre-tax gain of at least approximately $48 million related to the initial closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey.  See Note 11 to the Condensed Consolidated Financial Statements.

Equity in earnings of Kronos Worldwide, Inc.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2007	2008	Change	2007	2008	Change
	(In millions)			(In millions)
Kronos historical:
Net sales	$343.3	$345.6	1%	$999.9	$1,070.0	7%
Cost of sales	276.4	295.2	7%	799.0	903.3	13%

Gross margin	$66.9	$50.4		$200.9	$166.7

Income from operations	$22.1	$7.9	(64)%	$75.0	$27.3	(64)%
Other, net	.7	.3		1.7	.9
Interest expense	(10.0)	(11.3)		(29.3)	(33.0)
	12.8	(3.1)		47.4	(4.8)
Provision for income taxes (benefit)	94.0	.5		115.7	(6.6)

Net income (loss)	$(81.2)	$(3.6)		$(68.3)	$1.8

Percentage of net sales:
Cost of sales	81%	85%		80%	84%
Income from operations	6%	3%		7%	3%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(29.1)	$(1.3)		$(24.5)	$.7

TiO2 operating statistics:
Sales volumes*	138	121	(12)%	400	389	(3)%
Production volumes*	126	126	-%	386	390	1%

Change in Ti02 net sales:
Ti02 product pricing			6%			-%
Ti02 sales volume			(12)%			(3)%
Ti02 product mix			-%			2%
Changes in currency exchange rates			7%			8%

Total			1%			7%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ net sales in the third quarter of 2008 increased 1% or $2.3 million compared to the third quarter of 2007 due to a 6% increase in average TiO2 selling prices and to the favorable effect of changes in currency exchange rates which were almost completely offset by a 12% decrease in sales volumes.  Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $24 million, or 7%, compared to the third quarter 2007.

Kronos’ net sales increased 7% or $70.1 million in the nine months ended September 30, 2008 compared to the same period in 2007 as the favorable effect of changes in foreign currency exchange rates more than offset the unfavorable impact of a 3% decrease in sales volumes.  Kronos estimates the favorable effect of changes in currency exchange rates increased net sales by approximately $77 million, or 8%, compared to the same period in 2007.

Kronos’ sales volumes in the third quarter of 2008 were 12% lower compared to 2007 as a result of lower demand due to the general downturn in economic growth in all markets.  Kronos expects sales volumes in the fourth quarter of 2008 to be lower than the third quarter of 2008, and sales volumes for the full year 2008 to be lower than the full year 2007.  Kronos’ 3% decrease in sales volumes for the nine months ended September 30, 2008 is primarily due to the net effect of lower demand due to the general downturn in economic growth in European and North American markets somewhat offset by higher demand in export markets.

Cost of sales – Kronos’ cost of sales increased $18.8 million or 7% in the third quarter of 2008 compared to 2007 due to the impact of a 27% increase in utility costs (primarily energy costs), a 12% increase in raw material costs and to currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 85% in the third quarter of 2008 compared to 81% in the third quarter of 2007 as higher average selling prices were not able to offset the unfavorable effects of higher operating costs.  TiO2 production volumes in the third quarter of 2008 were comparable to the same period in 2007, with operating rates near full capacity in both periods.

In the nine months ended September 30, 2008, cost of sales increased $104.3 million or 13% compared to the same period in 2007, due to the impact of a 17% increase in utility costs (primarily energy costs), a 9% increase in raw material costs and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 84% in the nine months ended September 30, 2008 compared to 80% in the same period of 2007 primarily due to the unfavorable effects of higher operating costs and flat average selling prices.  TiO2 production volumes increased 1% in the first nine months of 2008 compared to the same period in 2007, with operating rates near full capacity in both periods.  Production volumes in the first nine months of 2008 were a new record for Kronos.

Income from operations – Kronos’ income from operations for the third quarter of 2008 declined by 64% to $7.9 million compared to the same period in 2007.   Income from operations as a percentage of net sales declined to 3% in the third quarter of 2008 from 6% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 15% for the third quarter of 2008 compared to 19% for the third quarter of 2007.  Gross margin has decreased as Kronos’ increased operating costs (primarily energy costs and raw materials) and lower sales volumes have more than offset the favorable impact of higher average selling prices.  Changes in currency rates have positively affected Kronos’ gross margin and income from operations.  Kronos estimates the positive effect of changes in foreign currency exchange rates increased income from operations by approximately $1 million in the third quarter of 2008 as compared to the same period in 2007.

Kronos’ income from operations for the nine months ended September 30, 2008 declined by 64% to $27.3 million compared to the same period in 2007.  Income from operations as a percentage of net sales declined to 3% in the nine months ended September 30, 2008 from 7% in the same period for 2007.  This decrease is driven by the decline in gross margin, which fell to 16% in 2008 compared to 20% in 2007.  Gross margin has decreased primarily due to increased operating costs (primarily energy costs and raw materials) and lower sales volumes.  Changes in currency rates have negatively affected Kronos’ gross margin and income from operations.  Kronos estimates the negative effect of changes in foreign currency exchange rates decreased income from operations by approximately $14 million in the first nine months of 2008 as compared to the same period in 2007.

Interest expense – Kronos’ interest expense increased $1.3 million from $10.0 million in the third quarter of 2007 to $11.3 million in the third quarter of 2008 and increased $3.7 million from $29.3 million in the nine months ended September 30, 2007 to $33.0 million in the nine months ended September 30, 2008, primarily due to changes in foreign currency exchange rates as well as a higher average balance of outstanding borrowings under its revolving credit facilities, primarily in Europe.  Excluding the effect of currency exchange rates, Kronos expects interest expense will continue to be higher in 2008 as compared to 2007.

Kronos has a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense it recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ provision for income taxes was $.5 million in the third quarter of 2008 compared to $94.0 million in the same period last year.  Kronos’ income tax benefit was $6.6 million in the first nine months of 2008 compared to a provision of $115.7 million in the same period last year.  Kronos’ income tax benefit in 2008 includes a $7.2 million income tax benefit in the second quarter related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.  Kronos’ provision for income taxes in 2007 includes a third quarter $90.8 million charge related to the reduction of net deferred income tax asset in Germany resulting from the enactment of legislation reducing the German income tax rates, a third quarter $1.2 million income tax benefit due to a net decrease in the Kronos’ income tax contingency reserves and a second quarter $8.7 million charge related to the adjustment of certain German income tax attributes.

Currency – Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of its foreign operations’ sales are denominated in foreign currencies, principally the euro, other major European currencies and the Canadian dollar.  A portion of sales generated from its foreign operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos’ net sales and income from operations in 2008 as compared to 2007.

	Three months ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	(Increase (decrease), in millions)
Impact on:
Sales	$24	$77
Income from operations	1	(14)

Outlook - During the second and third quarters of 2008, Kronos and its competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these price increase announcements were implemented during the second and third quarters of 2008, with additional implementation expected during the fourth quarter of 2008.  As a result, Kronos expects that average selling prices in the fourth quarter of 2008 will be higher than average selling prices during the first nine months of the year.  Kronos expects that overall demand will continue to remain strong in export markets, while demand in North America and Europe may be somewhat weaker for the remainder of the year.  Overall, Kronos expects that its income from operations for the fourth quarter of 2008 will be higher than the third quarter of 2008, as the favorable effects of anticipated improvements in product pricing are expected to offset higher production costs and seasonably lower sales volumes.  However, income from operations for the full year 2008 is expected to be lower than 2007.  Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier than expected capacity additions and technological advances.  If actual developments differ from Kronos’ expectations, results of operations could be unfavorably affected.

Through its debottlenecking program, Kronos has added capacity to its German chloride-process facility.  In addition, equipment upgrades and enhancements in several locations have allowed Kronos to reduce downtime for maintenance activities.  Production capacity has increased by approximately 30% over the past ten years with only moderate capital expenditures.  Kronos believes its annual attainable TiO2 production capacity for 2008 is approximately 532,000 metric tons, with some additional capacity expected to be available in 2009 through continued debottlenecking efforts.

Other items

Interest income - Interest income in 2008 includes $4.3 million earned in the second quarter on certain escrow funds.  See Note 11 to the Condensed Consolidated Financial Statements.

Interest expense - Substantially all of our interest expense relates to CompX.  Interest expense is higher in 2008 compared to 2007 primarily due to a note payable to an affiliate issued by CompX in the fourth quarter 2007.  Interest expense is expected to continue to be higher in the remainder of 2008 as compared to the same periods in 2007 as a result of this note.

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

Minority interest - Minority interest in earnings decreased $3 million in the first nine months of 2008 as compared to 2007.  This decrease is due to both our increased ownership of CompX as compared to the same period last year and to lower earnings of CompX in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our earnings.  Cash flows provided by operating activities increased from $2.1 million in the first nine months of 2007 to $13.0 million in the first nine months of 2008.  The $10.9 million increase in cash provided by operating activities includes the net effect of:

•
lower cash paid for income taxes in 2008 of $13 million due in part to income tax payments we made in 2007 related to the capital gain generated from Valhi’s previously-reported distribution of shares of TIMET common stock in March 2007,

•
higher net cash used by changes in accrued environmental costs and payables and accrued liabilities in 2008 of $5.9 million due primarily to the timing of litigation costs and environmental remediation payments,

•	higher interest income of $3.7 million in 2008 primarily due to $4.3 million of interest received from certain escrow funds,
•	lower loss from operations in 2008 of $2.4 million (excluding the $10.1 million non-cash goodwill impairment charge), and
•	higher cash paid for interest in 2008 of $1.7 million due to CompX’s issuance of its note payable to an affiliate in the fourth quarter of 2007.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Nine months ended September 30,
	2007	2008
	(In millions)

Cash provided by (used in) operating activities:
CompX	$9.5	$10.6
NL Parent and wholly-owned subsidiaries	(3.4)	6.4
Eliminations	(4.0)	(4.0)

Total	$2.1	$13.0

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days’ sales outstanding (“DSO”) was comparable at 44 days for both December 31, 2007 and September 30, 2008.  For comparative purposes, our average DSO decreased slightly from 41 days at December 31, 2006 to 40 days at September 30, 2007.  Our average number of days in inventory (“DII”) was 66 days at December 31, 2007 and 71 days at September 30, 2008.  The increase in days in inventory is primarily due to the higher cost of commodity raw materials at September 30, 2008 combined with lower sales.  Additionally, our raw material balance is higher as a result of purchasing higher than normal quantities to mitigate the impact of expected future cost increases.  For comparative purposes, our average DII increased from 57 to 69 days at December 31, 2006 and September 30, 2007, respectively, primarily due to the higher cost of commodity raw materials at September 30, 2007.

Investing and financing activities

Net cash used in investing activities totaled $9.0 million in the first nine months of 2008 compared to $4.8 million in the first nine months of 2007. During the first nine months of 2008:

•	we used $5.5 million for capital expenditures, substantially all of which relates to CompX,
•	we collected $1.3 million on a note receivable,
•	we used $4.3 million of cash to fund two new escrow accounts related to environmental matters (such escrow funds are classified as restricted cash) and
•	we purchased approximately 126,000 shares of CompX common stock in market transactions for $1.0 million.

Net cash used in financing activities totaled $25.9 million in the first nine months of 2008 compared to $18.5 million in the first nine months of 2007.  During the first nine months of 2008:

•	We paid aggregate cash dividends of $18.2 million, or $.375 per share and
•	CompX paid $7.0 million on its note payable to TIMET.

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

CompX and Kronos are in compliance with all of their debt covenants at September 30, 2008.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities, including the dividends Kronos, Valhi and TIMET pay to us.  We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of dividends.

At September 30, 2008, there were no amounts outstanding under CompX’s $50 million revolving credit facility that matures in January 2009 and the entire balance was available for future borrowings.  CompX has begun negotiations with its lenders and we currently believe CompX will be able to renew the credit facility prior to its maturity.

At September 30, 2008, we had an aggregate of $34.2 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$12.6
NL Parent and wholly-owned subsidiaries	21.6

Total	$34.2

In addition, at September 30, 2008 we owned 4.7 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $101.2 million.  See Note 4 to the Condensed Consolidated Financial Statements.  In addition, NL received $39.6 million in October 2008 related to the initial closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey.  See Note 11 to the Condensed Consolidated Financial Statements.

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

In October 2008, we agreed to loan Kronos up to $40 million.  The amount of our outstanding loans to Kronos at any time is solely at our discretion.  At October 31, 2008 we had loans of $33.3 million outstanding under this revolving note with Kronos.  See Note 13 to the Condensed Consolidated Financial Statements.

We periodically evaluate acquisitions of interests in or combinations with companies (including related companies) perceived by management to be undervalued in the marketplace.  These companies may or may not be engaged in businesses related to our current business activities.  We intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing indebtedness.  From time to time, we also evaluate the restructuring of ownership interests among our respective subsidiaries and related companies.

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2009) and our long-term obligations (defined as the five-year period ending December 31, 2013, our time period for long-term budgeting).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2008 approximated $1.0 million.  We expect to spend approximately $900,000 in the fourth quarter of 2008 to complete the replacement of waste treatment equipment at CompX’s South Carolina facility.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  Kronos currently pays a regular quarterly cash dividend of $.25 per share.  At that rate, and based on the 17.5 million shares of Kronos we held at September 30, 2008, we would receive annual dividends from Kronos of $17.5 million.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.7 million shares of CompX we held at September 30, 2008, we would receive annual dividends from CompX of $5.4 million.  In addition, both Valhi and TIMET pay regular quarterly dividends of $.10 per share and $.075 per share, respectively.  At those rates, and based on the 4.7 million shares of Valhi and 1.4 million shares of TIMET we held at September 30, 2008, we would receive annual dividends from Valhi and TIMET of $1.9 million and $435,000, respectively.  Our ability to service our liabilities and pay dividends on common stock could be adversely affected if our subsidiaries and affiliates were to become unable to make sufficient cash dividends or other distributions.  In addition, a significant portion of our assets consist of ownership interests in our subsidiaries and affiliates.  If we were required to liquidate securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities on the open market and may not be able to realize the book value of the assets.

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

Recent accounting pronouncements

See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Annual Report.  There have been no material changes in these market risks during the first nine months of 2008.

We have substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Certain of our sales generated by our non-U.S. operation are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with trade receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  We held no such currency forward contracts in the first nine months of 2008.  In October, we entered into a series of short-term forward exchange contracts maturing through June 2009 to exchange an aggregate of $9.9 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.25 per U.S. dollar.  The contracts mature at a rate of $1.2 million per month beginning in November 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

In addition to the matters discussed below, refer to Note 11 to our Condensed Consolidated Financial Statements, to our 2007 Annual Report and to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

       Smith et al. v. 2328 University Avenue Corp. et al. (Supreme Court, State of New York, Case No. 13470/02). In October 2008, the Court of Appeals denied plaintiff's request to review the dismissal of the case. This decision concludes the case in our favor.

State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et al (U.S. District Court, Southern District of Ohio, Eastern Division, Case No. 2:08-cv-079).  In September 2008, the case was remanded to State court (Court of Common Pleas, Franklin County, Ohio, Case No. 07CVC-04-4587).

Donnelly and Donnelly v. NL Industries, Inc. (State of New York Supreme Court, County of Rensselaer, Cause No. 218149).  In September 2008, the Court signed an Order of Stipulation of Dismissal With Prejudice in this matter.

Item 1A.    Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2007 Annual report.  There have been no material changes to such risk factors during the nine months ended September 30, 2008.

Item 6.      Exhibits

10.1	-
Reinstated and Amended Settlement Agreement and Release, dated June 26, 2008, by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.2	-
Amendment to Restated and Amended Settlement Agreement and Release, dated September 25, 2008 by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.3	-
Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.4	-
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.4 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.5	-
Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008, by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O'Neill.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.5 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.6	-
Multi Party Agreement, dated October 15, 2008 by and among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O'Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America, Sayreville PRISA II LLC.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.6 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.7	-
Guaranty Agreement, dated October 15, 2008, by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008).

10.8	-
Unsecured Revolving Demand Promissory Note dated October 29, 2008 in the original principal amount of $40.0 million executed by Kronos Worldwide, Inc. and payable to the order of NL Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K that Kronos Worldwide, Inc. (Commission File No. 1-31763) filed with the U.S. Securities and Exchange Commission on October 29, 2008).

31.1	-	Certification

31.2	-	Certification

32.1	-	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        NL INDUSTRIES, INC.
                                                     (Registrant)

Date November 3, 2008	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date November 3, 2008	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)