Form 10-K
period 2008-12-31
NL INDUSTRIES INC
filed 2009-03-12
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2008

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

The aggregate market value of the 6.8 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2008 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $65 million.

As of February 27, 2009, 48,602,584 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

The Company

NL Industries, Inc. was organized as a New Jersey corporation in 1891.  Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol NL.  References to “NL Industries,” “NL,” the “Company,” the “Registrant,” “we,” “our,” “us” and similar terms mean NL Industries, Inc. and its subsidiaries and affiliate, unless the context otherwise requires.

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

Organization

We are majority-owned by Valhi, Inc. (NYSE:  VHI).  At December 31, 2008, Valhi owned approximately 83% of our outstanding common stock.  Subsidiaries of Contran Corporation owned approximately 94% of Valhi’s outstanding common stock at December 31, 2008.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information.  In some cases, you can identify forward-looking statements by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects" or comparable terminology, or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted.  The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC include, but are not limited to, the following:

•	Future supply and demand for our products,
•	The extent of the dependence of certain of our businesses on certain market sectors,
•	The cyclicality of our businesses (such as Kronos’ titanium dioxide pigments (“TiO2”) operations),
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

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	Demand for office furniture,
•	Demand for high performance marine components,
•	Substitute products,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	The introduction of trade barriers,
•	Service industry employment levels,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner, the Canadian dollar and the New Taiwan dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to maintain sufficient liquidity,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	CompX’s and Kronos’ ability to renew or refinance credit facilities,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
•
The ultimate ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria,

•
Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities or new developments regarding environmental remediation at sites related to our former operations),

•
Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including us, with respect to asserted health concerns associated with the use of such products),

•	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters), and
•	Possible future litigation.

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

Component Products CompX International Inc. - 87% owned at December 31, 2008
CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.  CompX has production facilities in North America and Asia.

Chemicals Kronos Worldwide, Inc. – 36% owned at December 31, 2008
Kronos is a leading global producer and marketer of value-added TiO2 pigments, which are used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including coatings, plastics, paper and other industrial and consumer "quality-of-life" products.   Kronos has production facilities in Europe and North America.  Sales of TiO2 represented about 90% of Kronos’ total sales in 2008, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry Overview - Through our majority-owned subsidiary, CompX, we manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, tool boxes, appliances, banking equipment, vending equipment, computers and related equipment.  Approximately 33% of CompX’s total sales in 2008 are to the office furniture manufacturing industry, compared to 32% in 2007 and 36% in 2006.  The decrease in the percentage of sales to the office furniture industry from 2006 is partially the result of our strategy to diversify our sales in order to strengthen our customer base.  We believe that our emphasis on new product features and sales of our products to additional markets has resulted in our potential for higher rates of earnings growth and diversification of risk.

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

A substantial portion of CompX’s Security Products’ sales consist of products with specialized adaptations to an individual manufacturer’s specifications, some of which are listed above.  CompX also has a standardized product line suitable for many customers which is offered through a North American distribution network to lock distributors and to smaller original equipment manufacturers (“OEMs”) via its STOCK LOCKS distribution program.

CompX’s Furniture Components business, with facilities in Canada, Michigan and Taiwan, manufactures a complete line of precision ball bearing slides and ergonomic computer support systems for use in applications such as computer-related equipment, appliances, tool storage cabinets, imaging equipment, file cabinets, desk drawers, automated teller machines and other applications.  These products include:

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
•
articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible user strains and stress and maximize usable workspace), along with the patented LeverLock keyboard arm, which is designed to make ergonomic adjustments to the keyboard arm easier;

•	CPU storage devices which minimize adverse effects of dust and moisture; and
•	complementary accessories, such as ergonomic wrist rest aids, mouse pad supports and flat screen computer monitor support arms.

CompX’s Marine Components business, with a facility in Wisconsin and a facility in Illinois shared with the Security Products business, manufactures and distributes marine instruments, hardware and accessories for performance boats.  CompX’s specialty marine component products are high performance components designed to operate within precise tolerances in the highly corrosive marine environment.  These products include:

•	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components; and
•	high performance gauges such as GPS speedometers and tachometers;
•	controls, throttles, steering wheels and other billet accessories; and
•	dash panels, LED lighting, rigging and other accessories.

CompX operated six manufacturing facilities at December 31, 2008 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.

Security Products	Furniture Components	Marine Components
Mauldin, SC Grayslake, IL	Kitchener, Ontario Byron Center, MI Taipei, Taiwan	Neenah, WI Grayslake, IL

Raw Materials - CompX’s primary raw materials are:

•	zinc, copper and brass (used in the Security Products business for the manufacture of locking mechanisms);
•	coiled steel (used in the Furniture Components business for the manufacture of precision ball bearing slides and ergonomic computer support systems);
•	stainless steel (used in the Marine Components business for the manufacture of exhaust headers, pipes and other components); and
•	plastic resins (primarily used in the Furniture Components business for injection molded plastics in the manufacture of ergonomic computer support systems).

These raw materials are purchased from several suppliers and are readily available from numerous sources.

CompX occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes.  We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities.  Raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Due to the competitive nature of the markets served by our products, it is often difficult to recover all increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins can be affected by raw material cost pressures.  All of our primary raw materials are impacted by related commodity markets where prices are cyclical, reflecting overall economic trends and specific developments in consuming industries.

Patents and Trademarks – CompX holds a number of patents relating to component products, certain of which are believed to be important to its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than one year to 15 years at December 31, 2008.  CompX’s major trademarks and brand names include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	National Cabinet Lock®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline®	Custom Marine Stainless
Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	STOCK LOCKS®	The #1 Choice in
Components Limited®	KeSet®	Performance Boating®
	TuBar®	Mega Rim™
	CompX eLock®	Race Rim™
	Lockview® Software	CompX Marine™

Sales, marketing and distribution - CompX sells components directly to large OEM customers through factory-based sales and marketing professionals and with engineers working in concert with field salespeople and independent manufacturers' representatives.  CompX selects manufacturers' representatives based on special skills in certain markets or relationships with current or potential customers.

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

In 2008, our ten largest customers accounted for approximately 35% of our total sales; however, no one customer accounted for sales of 10% or more in 2008.  Of the 35%, 15% was related to Security Products and 20% was related to Furniture Components.  Overall, our customer base is diverse and the loss of a single customer would not have a material adverse effect on our operations.

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

CompX’s Marine Components business competes with small domestic manufacturers and is minimally affected by foreign competitors.  The Security Products and Furniture Components businesses compete against a number of domestic and foreign manufacturers.  Suppliers, particularly Asian-based furniture component suppliers, have put intense price pressure on our Security Products and Furniture Components products.  In some cases, we have lost sales to these lower-cost manufacturers.  We have responded by
•	shifting the manufacture of some products to our lower-cost facilities;
•	working to reduce costs and gain operational efficiencies through workforce reductions and lean process improvements in all of our facilities; and
•	working with our customers to be their value-added supplier of choice by offering customer support services which Asian-based suppliers are generally unable to provide.

International Operations - CompX has substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2008 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar events.  We cannot predict, however, whether events of this type in the future could have a material effect on our operations.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."

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

Employees - As of December 31, 2008, CompX employed the following number of people:

United States	658
Canada(1)	237
Taiwan	81
Total	976

(1)
Approximately 75% of the Canadian employees are represented by a labor union covered by a collective bargaining agreement.  A new collective bargaining agreement, providing for wage increases from 0% to 1%, was ratified in January 2009 and expires January 2012.

We believe our labor relations are good at all of our facilities.

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

We believe that Kronos is the second-largest producer of TiO2 in Europe with an estimated 19% share of European TiO2 sales volume.  Approximately one-half of Kronos’ 2008 sales volumes were attributable to markets in Europe.  Kronos has an estimated 16% share of North American TiO2 sales volume.  Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas in the world.  We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  It is probable that significant markets for TiO2 could emerge in other areas of the world.  China continues to develop into a significant market and as its economy continues to mature it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.  In addition, growth in recent years in Eastern Europe and the Far East has been significant as the economies in these regions continue developing to the point that quality-of-life products, including TiO2, experience greater demand.

Sales of TiO2 were about 90% of Kronos’ net sales in 2008.  The remaining 10% of net sales is made up of other product lines that are complementary to TiO2.  These other products are described as follows:

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

•
Kronos manufactures and sells iron-based chemicals that are co-products and processed co-products of TiO2 pigment production.  These co-product chemicals are marketed through Kronos’ Ecochem division and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

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

Kronos produced 514,000 metric tons of TiO2 in 2008, up slightly from the 512,000 metric tons produced in 2007.  Such production amounts include Kronos’ 50% interest in the TiO2 manufacturing joint-venture discussed below.  Kronos’ average production capacity utilization rates were near-full capacity in 2006, 2007 and 2008.  Kronos’ production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.  We believe that Kronos’ annual attainable production capacity for 2009 is approximately 532,000 metric tons; however, we do expect that Kronos’ production volumes in 2009 will be significantly lower than its attainable capacity.

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock (primarily ilmenite from our Norwegian mine or purchased slag) and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically- integrated producers of sulfate process TiO2, Kronos owns and operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2008.  We expect that ilmenite production from the mine will meet Kronos’ European sulfate process feedstock requirements for the foreseeable future.  For Kronos’ Canadian sulfate process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (also a subsidiary of Rio Tinto Iron and Titanium) under a long-term supply contract that expires at the end of 2009 and Tinfos Titan and Iron KS under a supply contract that expires in 2010.  We expect that the raw materials purchased under these contracts will meet Kronos’ sulfate process feedstock requirements over the next few years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes raw materials Kronos purchased or mined in 2008.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	422

Sulfate process plants:
Raw ilmenite ore mined & used internally	305
Purchased slag	30

TiO2 manufacturing joint venture - Kronos holds a 50% interest in a manufacturing joint venture with Huntsman Corporation (Huntsman).  The joint venture owns and operates a chloride process TiO2 facility located in Lake Charles, Louisiana.  Kronos shares production from the plant equally with Huntsman pursuant to separate offtake agreements.

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

Competition – The TiO2 industry is highly competitive.  Kronos’ principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Tronox Incorporated; Huntsman; and Ishihara Sangyo Kaisha, Ltd.  These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Ishihara) to 22% (for DuPont), and an estimated aggregate share of worldwide TiO2 production volume in excess of 60%.  DuPont has about one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor.  Tronox filed for Chapter 11 bankruptcy protection in January 2009, and it is unclear how and to what extent Tronox or a successor will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

Kronos competes primarily on the basis of price, product quality, technical service and the availability of high-performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of Kronos’ production are considered commodity pigments with price generally being the most significant competitive factor.  We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 11% share of worldwide TiO2 sales volume in 2008.  Overall, Kronos is the world’s fifth-largest producer of TiO2.

Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects.  Given the current economic environment and reduced industry demand, we do not expect any significant efforts will be undertaken by Kronos or its competitors to further increase capacity through such projects in the foreseeable future.  In addition, Huntsman announced the closure of one of its European facilities.  Kronos believes further shutdowns or closures in the industry are possible.  Even with these reductions in industry capacity, capacity utilization rates by Kronos and its competitors are expected to be lower in 2009 as compared to 2008 in response to a reduction in industry-wide demand, which in turn will result in downward pressure on average TiO2 selling prices.  Once the economic environment improves and industry-wide demand increases, the expected reduction in industry-wide capacity through plant shutdowns should have a favorable impact on production capacity utilization, selling prices and profitability.  However, the volatility of the near-term economic environment makes it difficult to forecast future demand.  If actual developments differ from expectations, Kronos and the TiO2 industry's performances could continue to be unfavorably affected longer than expected.

Worldwide capacity additions in the TiO2 market resulting from construction of new plants require significant capital expenditures and substantial lead time (typically three to five years).  We are not aware of any TiO2 plants currently under construction, and we believe that it is not likely any new plants will be constructed in the foreseeable future.

Research and development – Kronos’ research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new pigment applications.  Kronos conducts research and development activities at its Leverkusen, Germany facility.  Kronos’ expenditures for research and development and certain technical support programs were approximately $11 million in 2006 and $12 million in each of 2007 and 2008.  Kronos plans to scale back its research and development activities in 2009 due to the current adverse economic environment, consequently research and development expenditures in 2009 are expected to be lower as compared to recent history.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle.  Since 2002, Kronos has added 15 new grades for plastics, coatings, fibers and paper laminate applications.

Patents and trademarks - We believe that Kronos’ patents held for products and production processes are important to us and Kronos’ continuing business activities.  Kronos seeks patent protection for technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.  Kronos’ existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from 1 to 19 years.  Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos engages in disputes relating to the protection and use of intellectual property relating to its products.

Kronos’ trademarks, including KronosTM, are protected by registration in the United States and elsewhere with respect to those products Kronos manufactures and sells.  Kronos also relies on unpatented proprietary knowledge, continuing technological innovation and other trade secrets to develop and maintain competitive position.  Kronos’ proprietary chloride production process is an important part of its technology, and Kronos’ business could be harmed if it failed to maintain confidentiality of trade secrets used in this technology.

Customer base and seasonality - Kronos sells to a diverse customer base, and no single customer made up more than 10% of sales for 2008.  Kronos’ largest ten customers accounted for approximately 27% of sales in 2008.

Neither Kronos’ business as a whole, nor any of its principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the first half of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees - As of December 31, 2008, Kronos employed approximately 2,450 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 400 employees in Canada and 2,000 employees in Europe.

Kronos’ hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions under labor agreements with various expiration dates.  Kronos’ European Union employees are covered by master collective bargaining agreements in the chemicals industry that are generally renewed annually.  Kronos’ Canadian union employees are covered by a collective bargaining agreement that expires in June 2010.

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

Kronos’ U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations.  These primarily consist of the Resource Conservation and Recovery Act (“RCRA”), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), as well as the state counterparts of these statutes.  We believe the TiO2 plant owned by the joint venture and a TiO2 slurry facility Kronos owns in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued there under.  These are Kronos’ only U.S. manufacturing facilities.

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

At Kronos’ sulfate plant facilities in Germany, Kronos recycles weak sulfuric acid either through contracts with third parties or at its own facilities.  In addition, at its German locations Kronos has a contract with a third party to treat certain sulfate-process effluents.  At its Norwegian plant, Kronos ships spent acid to a third party location where it is used as a neutralization agent.  These contracts may be terminated by either party after giving three or four years advance notice, depending on the contract.

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

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals (“REACH”), which took effect on June 1, 2007 and will be phased in over 11 years.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances in a central data base.  REACH affects Kronos’ European operations by imposing a testing, evaluation and registration program for many of the chemicals Kronos uses or produces in Europe.  Kronos has established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for Kronos in the EU.  Kronos spent $.4 million in 2007 and $.5 million in 2008 on REACH compliance, and we do not anticipate that future compliance costs will be material to Kronos.

Kronos’ capital expenditures in 2008 related to ongoing environmental compliance, protection and improvement programs were $11.9 million, and are currently expected to be approximately $1 million in 2009.

OTHER

In addition to our 87% ownership of CompX and our 36% ownership of Kronos at December 31, 2008, we also own 100% of EWI Re. Inc., an insurance brokerage and risk management services company.  We also hold certain marketable securities and other investments.  See Notes 4 and 17 to the Consolidated Financial Statements.

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

The majority of our operating cash flows are generated by our operating subsidiaries, and our ability to service liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliates.  Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us.  In addition, the payment of dividends or other distributions from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable law, monetary transfer restrictions, foreign currency exchange regulations in jurisdictions in which our subsidiaries operate, any other restrictions imposed by current or future agreements to which our subsidiaries may be a party, including debt instruments.  Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us.  If our subsidiaries were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected.

In this regard, in the first quarter of 2009 Kronos announced the suspension of its regularly quarterly dividend in consideration of the challenges and opportunities that exist in the TiO2 pigment industry.  We currently believe that we will have sufficient liquidity to service our liabilities in 2009.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

In February 2009, our Board of Directors declared a first quarter 2009 cash dividend of $.125 per share to shareholders of record as of March 10, 2009 to be paid on March 26, 2009.  However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

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

•	Competitors may be able to drive down prices for our products because their costs are lower than our costs, especially those located in Asia.
•	Competitors' financial, technological and other resources may be greater than our resources, which may enable them to more effectively withstand changes in market conditions.
•	Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.
•	Consolidation of our competitors or customers in any of the markets in which we compete may result in reduced demand for our products.
•	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our products.
•	Our ability to sustain a cost structure that enables us to be cost-competitive.
•	Our ability to adjust costs relative to our pricing.
•	Customers may no longer value our product design, quality or durability over lower cost products of our competitors.

Demand for, and prices of, certain of Kronos’ products are influenced by changing market conditions and Kronos is currently operating in a depressed worldwide market for its products, which may result in reduced earnings or operating losses.

A significant portion of our net income is attributable to sales of TiO2 by Kronos.  Approximately 90% of Kronos’ revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  The current world-wide economic downturn has depressed sales volumes in the fourth quarter of 2008, and we are unable to predict with a high degree of certainty when demand will return to the levels experience prior to the fourth quarter of 2008.  This may result in reduced earnings or operating losses.

Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of its profitability.  In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease.  Huntsman announced the closure of one of its European facilities, and we believe that further shutdowns or closures in the industry are possible.  The closures may not be sufficient to alleviate the current excess industry capacity and such conditions may be further aggravated by anticipated or unanticipated capacity additions or other events.

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

Our development of innovative features for our current component products is critical to sustaining and growing our sales.

Historically, CompX’s ability to provide value-added custom engineered component products that address requirements of technology and space utilization has been a key element of its success.  We spend a significant amount of time and effort to refine, improve and adapt our existing products for new customers and applications.  Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America, the amount of our research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new products and features requires the coordination of the design, manufacturing and marketing of such products with potential customers.  The ability to coordinate these activities may be affected by factors beyond CompX’s control.  While we will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we cannot assure you that any new products CompX introduces will achieve the same degree of success that it has achieved with its existing products.  Introduction of new products typically requires us to increase production volume on a timely basis while maintaining product quality.  Manufacturers often encounter difficulties in increasing production volumes, including delays, quality control problems and shortages of qualified personnel.  As CompX attempts to introduce new product features in the future, we cannot assure you that CompX will be able to increase production volume without encountering these or other problems, which might negatively impact our financial condition or results of operations.

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

As of December 31, 2008, Kronos had consolidated debt of approximately $638.5 million, the majority of which relates to Senior Secured Notes, a revolving credit facility of its wholly-owned subsidiary, Kronos International, Inc. and a note payable to us.  Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:

•	making it more difficult for Kronos to satisfy its obligations with respect to its liabilities;
•	increasing its vulnerability to adverse general economic and industry conditions;
•
requiring that a portion of Kronos’ cash flows from operations be used for the payment of interest on its debt, which reduces its ability to use cash flow to fund working capital, capital expenditures, dividends on our common stock, acquisitions or general corporate requirements;

•	limiting its ability to obtain additional financing to fund future working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;
•	limiting its flexibility in planning for, or reacting to, changes in Kronos’ business and the industry in which it operates; and
•	placing it at a competitive disadvantage relative to other less leveraged competitors.

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements pursuant to which it is committed to pay approximately $365.5 million in 2009.  Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, Kronos’ ability to borrow funds under its subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.  In this regard, we currently believe it is probable that one of Kronos’ required financial ratios associated with its European credit facility will not be maintained at some point during 2009, most likely commencing at March 31, 2009.

Kronos has begun discussions with the lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible that Kronos can obtain such an amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.   Any such amendment or waiver which Kronos might obtain could increase Kronos’ future borrowing costs, either from a requirement that it pay a higher rate of interest on outstanding borrowings or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event that Kronos would not be successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to maintain the financial ratio, it would seek to refinance such facility with a new group of lenders with terms that did not include such financial covenant or, if required, it will use existing liquidity resources (which could include funds provided by affiliates).  While there is no assurance that Kronos would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to Kronos would allow it to refinance the existing European credit facility.  If required, Kronos believes by undertaking one or more of these steps it will be successful in maintaining sufficient liquidity to meet its future obligations including operations, capital expenditures and debt service for the next 12 months.

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

Negative worldwide economic conditions could continue to result in a decrease in our sales and an increase in our operating costs, which could continue to adversely affect our business and operating results.

If the current worldwide economic downturn continues, many of CompX’s direct and indirect customers may continue to delay or reduce their purchases of the components we manufacture or of the products that utilize our components.  In addition, many of CompX’s customers rely on credit financing for their working capital needs.  If the negative conditions in the global credit markets continue to prevent CompX’s customers' access to credit, product orders may continue to decrease which could result in lower sales.  Likewise, if suppliers continue to face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials CompX uses to manufacture our products.  These actions could continue to result in reductions in our sales, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers' accounts receivable which would adversely affect our financial results.

CompX and Kronos extend credit and payment terms to some customers. Although we have an ongoing process of evaluating customers' financial conditions, we could suffer significant losses if a customer fails and is unable to pay.  A significant loss of an account receivable would have a negative impact on our financial results.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are unspecified unless otherwise indicated below.  In some cases, the damages are unspecified pursuant to the requirements of applicable state law.   A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs.  In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint.  Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We have never settled any of these cases, nor have any final, non-appealable, adverse judgments against us been entered.

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

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords.  Plaintiff, a minor, alleged injuries purportedly caused by lead on the surfaces of premises in homes in which he resided and sought compensatory and punitive damages.  The case was tried in October 2007, and in November 2007 the jury returned a verdict in favor of all defendants.  In April 2008, plaintiff filed an appeal, and in February 2009, the appeal was stayed after the appellate court received notice that one of the defendants, Millennium Chemicals, Inc., had filed for bankruptcy.

In April 2000, we were served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers.  The County of Santa Clara seeks to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages.  Solano, Alameda, San Francisco, Monterey and San Mateo counties, the cities of San Francisco, Oakland, Los Angeles and San Diego, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs.  In January 2007, plaintiffs amended the complaint to drop all of the claims except for the public nuisance claim.  In April 2007, the trial court ruled that the contingency fee arrangement between plaintiffs and their counsel was illegal.  In May 2007, plaintiffs appealed the ruling and all proceedings in the trial court were stayed pending review by the appellate court.  The appellate court reversed the trial court’s ruling, thereby allowing contingent fee arrangements in the case.  In May 2008, the defendants filed a petition for review by the California Supreme Court, which was granted in July 2008.

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign.  In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.  Certain defendants filed a motion to decertify the class in January 2009.  The case is proceeding in the trial court.

      In May 2001, we were served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066).  Plaintiff sought compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages.  The case was tried in May and June 2007, and in June 2007, the jury returned a verdict in favor of NL.  In December 2007, plaintiff filed a notice of appeal, and in November 2008, the appellate court affirmed the verdict.  In December 2008, the plaintiff petitioned the Wisconsin Supreme Court for review.

In November 2003, we were served with a complaint in Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425).  The complaint seeks damages against us and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor’s residence.  We have denied all allegations of liability.  In January 2009, NL filed a motion for summary judgment seeking dismissal of the case.  The case is proceeding in the trial court.

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

In January and February 2007, we were served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin.  In some cases, complaints have been filed elsewhere in Wisconsin.  The plaintiffs are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services.  In some cases, additional lead paint manufacturers and/or property owners are also defendants.  Of the cases filed, five remain pending, four of the remaining cases have been removed to Federal court and all of the cases have been stayed.  We have denied all liability in these cases.

In May 2007, we were served with a complaint in State of Ohio, ex rel. Marc Dann Attorney General v. Sherwin-Williams Company et al (U.S. District Court, Southern District of Ohio, Eastern Division, Case No. 2:08-cv-079).  NL filed a motion to dismiss the claims in October 2008.  In February 2009, the state voluntarily dismissed its complaint.

In October 2007, we were served with a complaint in Jones v. Joaquin Coe et al. (Superior Court of New Jersey, Essex County, Case No. ESX-L-9900-06).  Plaintiff seeks compensatory and punitive damages for injuries purportedly caused by lead paint on the surfaces of the apartments in which he resided as a minor.  Other defendants include three former owners of the apartment building at issue in this case.  We have denied all liability.  In October 2008, the complaint was amended to add as defendants, former owners of other residences in which the plaintiff lived.  The case is proceeding in the trial court.

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the CERCLA, and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable.  In addition, we are a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2008, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  See Note 19 to our Consolidated Financial Statements.  At December 31, 2008, we had accrued approximately $50 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $76 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At December 31, 2008, there are approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In December 2003, we were served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  The complaint alleges public nuisance, private nuisance, trespass, strict liability, deceit by false representation and was subsequently amended to assert claims under CERCLA against us, six other mining companies and the United States of America with respect to former operations in the Tar Creek mining district in Oklahoma.  Among other things, the complaint seeks actual and punitive damages from defendants.  We have moved to dismiss the complaint, asserted certain counterclaims and have denied all of plaintiffs’ allegations.  In February 2006, the court of appeals affirmed the trial court’s ruling that plaintiffs waived their sovereign immunity to defendants’ counter claim for contribution and indemnity.  In December 2007, the court granted the defendants’ motion to dismiss the Tribe’s medical monitoring claims.  In July 2008, the court granted the defendants’ motion to dismiss the Tribe’s CERCLA natural resources damages claim.  In January 2009, the defendants filed a motion for partial summary judgment, seeking dismissal of certain plaintiffs’ claims for lack of standing.

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

In January 2006, we were served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  In October 2007, we moved to dismiss several plaintiffs who failed to respond to discovery requests, and in February 2008, the motion was granted with respect to all such plaintiffs.  In February 2008, the trial court entered a case management order pursuant to which the case will proceed as to eight of the plaintiffs’ claims, and the claims of the remaining plaintiffs have been stayed in the meantime.  In April 2008, the other defendant in the case agreed to a settlement with the plaintiffs, and we are the only remaining defendant.  The case is proceeding in the trial court.

In June 2008, we were served in Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  In January 2009, we were served in Brown, et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 09-002458 CE).  The plaintiffs in both of these cases are additional property owners and other past or present residents of the Krainz Woods Neighborhood, and the claims raised in these cases are identical to those in the Brown case described above.  We intend to deny liability in both subsequent cases and will defend vigorously against all claims.

In June 2006, we and several other PRPs received a Unilateral Administrative Order (“UAO”) from the EPA regarding a formerly-owned mine and milling facility located in Park Hills, Missouri.  The Doe Run Company is the current owner of the site, which was purchased by a predecessor of Doe Run from us in approximately 1936.  Doe Run is also named in the Order.  In April 2008, the parties signed a definitive cost sharing agreement for sharing of the costs anticipated in connection with the order.  In May 2008, the parties began work at the site as required by the UAO and in accordance with the cost sharing agreement.

In October 2006, we entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in Operating Unit 6 of the Waco Subsite of the Cherokee County Superfund Site.  We conducted milling activities on the portion of the site which we have agreed to remediate.  We are also sharing responsibility with other PRPs as well as the EPA for remediating a tributary that drains the portions of the site in which the PRPs operated.  We will also reimburse the EPA for a portion of its past and future response costs related to the site.

In June 2008, we received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey.  NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s.  We are involved in an ongoing dialogue with the NJDEP regarding the scope of the remedial activities that may be necessary at the site and the identification of other parties who may have liability for the site.

In September 2008, we received a Special Notice letter from the EPA for liability associated with the Tar Creek site and a demand for related past and relocation costs.  We responded with a good-faith offer to pay certain of the past costs and to complete limited work in the areas in which it operated, but declined to pay for other past costs and declined to pay for any relocation costs.  We are involved in an ongoing dialogue with the EPA regarding a potential settlement with the EPA.

Other litigation

In addition to the matters described above, we and our affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to present and former businesses.  In certain cases, we have insurance coverage for these items, although we do not expect additional material insurance coverage for environmental claims.

We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Insurance coverage claims

We are involved in certain legal proceedings with a number of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment and asbestos lawsuits.  In addition to information that is included below, we have included certain of the information called for by this Item in Note 19 to our Consolidated Financial Statements, and we are incorporating that information here by reference.

The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or asbestos litigation matters in determining related accruals.

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our lead pigment litigation defense costs, and one carrier reimburses us for a portion of our asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us, because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

We have settled insurance coverage claims concerning environmental claims with certain of our principal former carriers.  We do not expect further material settlements relating to environmental remediation coverage.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: NL).  As of February 28, 2009, there were approximately 3,480 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods.  On February 27, 2009 the closing price of our common stock was $9.27.

	High	Low	Cash dividends paid

Year ended December 31, 2007

First Quarter	$12.09	$10.02	$.125
Second Quarter	13.52	10.02	.125
Third Quarter	13.05	9.49	.125
Fourth Quarter	12.33	9.34	.125

Year ended December 31, 2008

First Quarter	$11.63	$8.65	$.125
Second Quarter	11.89	9.53	.125
Third Quarter	10.93	9.37	.125
Fourth Quarter	13.96	8.09	.125

January 1, 2009 through February 27, 2009	$14.35	$9.21	$.125
__________________________

In February 2009, our Board of Directors declared a first quarter 2009 cash dividend of $.125 per share to shareholders of record as of March 10, 2009 to be paid on March 26, 2009.  However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance Graph - Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2003 through December 31, 2008.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2003 and the reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
NL common stock	$100	$213	$144	$111	$128	$157
S&P 500 Composite Stock Price Index	100	111	116	135	142	90
S&P 500 Industrial Conglomerates Index	100	119	115	125	130	63

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, providing for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2008, there were 95,050 options outstanding to purchase shares of our common stock, and approximately 4,086,000 shares were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our shareholders.  See Note 13 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2004	2005	2006	2007	2008
	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
Net sales:
Component products	$182.6	$186.4	$190.1	$177.7	$165.5
Chemicals (1)	559.1	-	-	-	-

	$741.7	$186.4	$190.1	$177.7	$165.5

Income from operations:
Component products	$16.2	$19.3	$20.5	$15.4	$5.3
Chemicals (1)	66.7	-	-	-	-

	$82.9	$19.3	$20.5	$15.4	$5.3

Equity in earnings(losses) of Kronos (1)	$9.1	$25.7	$29.3	$(23.9)	$3.2

Income (loss) from continuing operations	$159.1	$33.3	$26.1	$(1.7)	33.2
Discontinued operations	3.5	(.3)	-	-	-

Net income (loss)	$162.6	$33.0	$26.1	$(1.7)	$33.2

DILUTED EARNINGS PER SHARE DATA:
Income (loss) from continuing operations	$3.29	$.68	$.54	$(.04)	$.68
Discontinued operations	.07	-	-	-	-

Net income (loss)	$3.36	$.68	$.54	$(.04)	$.68

Dividends per share (2)	$.80	$1.00	$.50	$.50	$.50

Weighted average common shares outstanding	48,419	48,587	48,584	48,590	48,605

BALANCE SHEET DATA (at year end):
Total assets	$552.5	$485.6	$529.3	$524.8	$419.5
Long-term debt, including current maturities (3)	.1	1.4	-	50.0	43.0
Stockholders' equity	234.2	220.3	248.5	246.5	188.4

STATEMENT OF CASH FLOW DATA:
Net cash provided by(used in):
Operating activities	$92.7	$(5.3)	$29.0	$(2.8)	$.8
Investing activities	34.5	18.5	(25.2)	17.5	7.1
Financing activities	(28.7)	(35.8)	(27.7)	(27.3)	(32.2)

(1)	We ceased to consolidate the Kronos chemicals segment effective July 1, 2004, at which time we commenced to account for our interest in Kronos by the equity method.
(2)	Amounts paid in 2005 (last three quarters), 2006, 2007 and 2008 were cash dividends, while amounts paid in 2004 and the first quarter of 2005 were in the form of shares of Kronos common stock.
(3)	Long-term debt in 2007 and 2008 represents a promissory note payable to an affiliate. See Note 17 to the Consolidated Financial Statements.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc.  We also own a non-controlling interest in Kronos Worldwide, Inc.  Both CompX (NYSE: CIX) and Kronos (NYSE: KRO) file periodic reports with the SEC.

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

Net Income Overview

We had net income of $33.2 million, or $.68 per diluted share, in 2008 compared to a net loss of $1.7 million, or $.04 per diluted share, in 2007 and net income of $26.1 million, or $.54 per diluted share, in 2006.

The increase in our diluted earnings per share from 2007 to 2008 is due primarily to the net effects of:
•	a litigation settlement pre-tax gain of $48.8 million in 2008;
•	a goodwill impairment charge of $10.1 million in 2008;
•	higher equity in earnings from Kronos in 2008;
•	lower litigation and related expenses in 2008;
•	higher environmental costs in 2008; and
•	higher insurance recoveries in 2008.

The decrease in our diluted earnings per share from 2006 to 2007 is due primarily to the net effects of:
•	lower equity in earnings from Kronos in 2007;
•	lower insurance recoveries in 2007;
•	higher legal defense costs in 2007;
•	higher securities transaction gains in 2007; and
•	lower component products income from operations in 2007.

Our net income in 2008 includes:
•	a litigation settlement gain of $.65 per diluted share related to the settlement of condemnation proceedings on real property we owned;
•	a goodwill impairment charge of $.21 per diluted share related to the marine business line of our component products operations;
•	interest income of $.06 per diluted share related to certain escrow funds;
•	income included in our equity in earnings of Kronos of $.03 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany; and
•	income of $.13 per diluted share related to certain insurance recoveries.

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

•	income of $.10 per diluted share related to certain insurance recoveries we received.

Outlook for 2009

We currently expect our net income in 2009 to be significantly lower than 2008 due to the net effects of:
•	lower income from operations in 2009 as a result of higher legal defense costs;
•	lower equity in earnings from Kronos in 2009; and
•	lower litigation settlement gains in 2009.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Investments - We own investments in certain companies that we account for as marketable securities carried at fair value (Level 1 inputs) or that we account for under the equity method.  For all such investments, we record an impairment charge when we believe that an investment has experienced a decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees) that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

At December 31, 2008, the carrying value (which equals fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each of such investments.  With respect to our investment in Valhi, the $51.2 million carrying value exceeded its $24.3 million cost basis by about 111%, and the $12.8 million carrying value of our investment in TIMET exceeded its $11.4 million cost basis by about 12%.  At December 31, 2008, the $11.65 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by about 79%.

•
Long-lived assets.  We recognize an impairment charge associated with our long-lived assets, including property and equipment, whenever we determine that recovery of such long-lived asset is not probable.  Such determination is made in accordance with the applicable GAAP requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and estimates of the current fair value of the asset.  Significant judgment is required in estimating such cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.  We do not assess our property and equipment for impairment unless certain impairment indicators specified in SFAS No. 144 are present. We did not evaluate any long-lived assets for impairment during 2008 because no such impairment indicators were present.

•
Goodwill - In accordance with SFAS No. 142, Goodwill and other Intangible Assets, we review goodwill for impairment at least on an annual basis.  We are also required to review goodwill for impairment at other times during each year when impairment indicators, as defined, are present.  The estimated fair values of CompX’s three reporting units are determined based on discounted cash flow projections (Level 3 inputs).  See Note 8 to the Consolidated Financial Statements.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

During the third quarter of 2008, we recorded a goodwill impairment charge of $10.1 million for CompX’s marine components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit (including a nominal amount of goodwill inherent in our investment in CompX).  We used a discounted cash flow methodology in determining the estimated fair value of CompX’s marine components reporting unit.  The factors that led us to conclude that goodwill associated with CompX’s marine components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the marine components unit.  While we continue to believe in the long term potential of the Marine Components unit, due to the extraordinary economic downturn in the marine industry we are not currently able to foresee when the industry and our business will recover.  In response to the present economic conditions, we have taken steps to reduce operating costs without inhibiting our ability to take advantage of opportunities to expand our market share.

When we performed this analysis in the third quarter, we also reviewed the goodwill associated with CompX’s security products and furniture components reporting units and concluded there was no impairment of the goodwill for those reporting units or the other intangible assets of our Marine Components unit.  The estimated fair values were also determined based on discounted cash flow projections.  Assumptions used in these impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. However, different assumptions and estimates could result in materially different findings which could result in the recognition of a material asset impairment.  Due to the continued weakening of the economy, we re-evaluated the goodwill associated with our Furniture Components reporting unit again in the fourth quarter of 2008 and concluded no additional impairments were present.

If our future results were to be significantly below our current expectations, it is reasonably likely that we would conclude additional impairments of the goodwill and intangible assets associated with our Furniture Components reporting unit would be present.  As of December 31, 2008 our Furniture Components reporting unit had approximately $7.1 million of goodwill.  Holding all other assumptions constant at the re-evaluation date, a 100 to 200 basis point increase in the discount rate would reduce the enterprise value for our Furniture Components reporting unit, indicating potential impairment.  If we record additional impairment charges in the future, it could cause CompX to fail to comply with one or more of the financial covenants contained in its credit facility.  See Note 12 to the Consolidated Financial Statements.  In the event CompX were to fail to comply with one or more covenants, we would attempt to negotiate waivers of any noncompliance; however, there can be no assurance that we would be able to negotiate any waivers. In addition the costs or conditions associated with any waivers could be significant.  At December 31, 2008 we had no balances outstanding under the facility and we do not anticipate needing to utilize the facility for operations in 2009.

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

In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined by GAAP).  While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested.  In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us in the U.S.

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

Net income from operations of CompX and Kronos is impacted by certain of these significant judgments and estimates, as summarized below:

•
Chemicals – allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees, long-lived assets, defined benefit pension and OPEB plans and loss accruals, and

•	Component products – reserves for obsolete or unmarketable inventories, impairment of goodwill and long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investments, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Income from operations

The following table shows the components of our income from operations.

	Year ended December 31,			% Change
	2006	2007	2008	2006-07	2007-08
	(Dollars in millions)

CompX	$20.5	$15.4	$5.3	(25)%	(66)%
Insurance recoveries	7.7	5.6	9.6	(27)%	70%
Litigation settlement gain	-	-	48.8	-	100%
Corporate expense and other	(24.3)	(31.3)	(24.9)	29%	(20)%

Income (loss) from operations	$3.9	$(10.3)	$38.8	(364)%	477%

CompX International Inc.

	Year ended December 31,			% Change
	2006	2007	2008	2006-07	2007-08
	(Dollars in millions)

Net sales	$190.1	$177.7	$165.5	(7)%	(7)%
Cost of goods sold	143.6	132.5	125.7	(8)%	(5)%

Gross margin	46.5	45.2	39.8	(3)%	(12)%

Operating costs and expenses	26.0	29.8	34.5	15%	16%

Income from operations	$20.5	$15.4	$5.3	(25)%	(66)%

Percentage of net sales:
Cost of goods sold	76%	75%	76%
Gross margin	24%	25%	24%
Operating costs and expenses	14%	16%	21%
Income from operations	11%	9%	3%

Net Sales – Net sales decreased in 2008 as compared to 2007 principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

Net sales decreased in 2007 as compared to 2006 principally due to lower sales of certain products to the office furniture market where Asian competitors have established selling prices at a level below which we consider would return a minimally sufficient margin to us as well as to lower order rates from many of our customers due to unfavorable economic conditions, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.

 Costs of Goods Sold and Gross Margin – Cost of goods sold decreased from 2007 to 2008 primarily due to decreased sales volumes.  As a percentage of sales, gross margin decreased in 2008 from the prior year.  The decrease in gross margin is primarily due to higher raw material costs, not all of which could be recovered through sales price increases or surcharges, combined with reduced coverage of fixed manufacturing costs from lower sales volume partially offset by lower depreciation expense in 2008 due to a reduction in capital expenditure requirements for shorter lived assets over the last several years in response to lower sales.

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

Goodwill Impairment – During 2008, we recorded a non-cash goodwill impairment charge of $10.1 million for CompX’s marine components reporting unit.  See Note 8 to our Consolidated Financial Statements.

Income from operations – Excluding the goodwill impairment charge discussed above, the comparison of income from operations for 2008 compared to 2007 includes the net effects of:
•	a negative impact of approximately $5.4 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America,
•	increased raw material costs that we were not able to fully recover through sales price increases by approximately $1 million due to the competitive nature of the markets we serve,
•	the one-time $2.7 million charge for facility consolidation costs incurred in 2007,
•	$1.8 million in lower depreciation expense in 2008 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales, and
•	$1.3 million favorable effect on operating income from changes in foreign currency exchange rates.

Income from operations for 2007 decreased $5.1 million, or 25% compared to 2006 and operating margins decreased to 9% in 2007 compared to 11% for 2006.  2007 income from operations includes the net effects of:
•	a higher portion of the sales decline in 2007 occurring among lower margin products,
•	an increased percentage of sales from our higher margin Marine business,
•	the $2.7 million charge for facility consolidation costs,
•	a $2.4 million unfavorable effect of relative changes in foreign currency exchange rates (including the $1.2 million related to foreign exchange transaction losses noted above),
•	lower sales to the office furniture industry due to competition from lower priced Asian manufacturers, and
•	lower order rates from many of our customers due to unfavorable economic conditions.

The $2.7 million facility consolidation costs incurred in 2007 include abnormal manufacturing costs such as physical move costs, equipment installation, redundant labor and recruiting fees, and fixed asset write-downs of $765,000.  Approximately $600,000 of the write-down relates to the classification of our vacated River Grove facility as an “asset held for sale.”  See Note 14 to the Consolidated Financial Statements.

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

	Increase (decrease) – Year ended December 31,
	2007 vs. 2006	2008 vs. 2007
Impact on:	(In thousands)
Net sales	$886	$406
Income from operations	(2,384)	1,304

The positive impact on sales relates to sales denominated in non-U.S. dollar currencies translating into higher U.S. dollar sales due to a strengthening of the local currency in relation to the U.S. dollar.  The negative impact on operating income for the 2007 versus 2006 comparison results from the U.S. dollar denominated sales of non-U.S. operations converted into lower local currency amounts due to the weakening of the U.S. dollar.  This negatively impacts margin as it results in less local currency generated from sales to cover the costs of non-U.S. operations which are denominated in the local currency.  The positive impact on operating income for the 2008 versus 2007 comparison is due to lower currency exchange losses in 2008 as compared to 2007.

General – CompX’s profitability primarily depends on our ability to utilize production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprising labor costs and raw materials such as zinc, copper, coiled steel, stainless steel and plastic resins.  Raw material costs represent approximately 51% of our total cost of sales.  During 2006, 2007 and most of 2008, worldwide raw material costs increased significantly.  We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels.  This allows us to stabilize raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met.  We enter into such arrangements for zinc, coiled steel and plastic resins.  While raw material purchase prices have recently declined, it is uncertain whether the current prices will stabilize during 2009.  Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  Due to the competitive nature of the markets served by our products, it is often difficult to recover increases in raw material costs through increased product selling prices or raw material surcharges.  Consequently, overall operating margins may be affected by raw material cost pressures.

Outlook – Demand for CompX’s products continues to slow, especially during the fourth quarter of 2008, as customers react to the condition of the overall economy.  While all of CompX’s product lines are being affected, we are experiencing a greater softness in demand in the industries we serve which are more directly connected to lower consumer spending, as further explained below.

•
Our Security Products business is the least affected by the softness in consumer demand, because we sell products to a diverse number of customers across a wide range of markets, most of which are not directly impacted by changes in consumer demand.  While demand within this business is not as significantly affected by softness in the overall economy, we do expect sales to be lower over the next twelve months.

•
Our Furniture Components sales are primarily concentrated in the office furniture, toolbox, home appliance and a number of other industries.  Several of these industries, primarily toolbox and home appliance, are more directly affected by consumer demand than those served by our Security Products business.  We expect many of the markets served by Furniture Components to continue to experience low demand over the next twelve months.

•
Our Marine business has been the most affected by the slowing economy as the decrease in consumer confidence, the decline in home values, a tighter credit market and volatile fuel costs have resulted in a significant reduction in consumer spending in the marine market.  We do not expect the marine market to recover until consumer confidence returns and home values stabilize.

While changes in market demand are not within our control, we are focused on the areas we can impact.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  While the cost of commodity raw materials declined in the second half of 2008, we currently expect these costs to continue to be volatile in 2009.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

Kronos Worldwide, Inc.

	Years ended December 31,			% Change
	2006	2007	2008	2006-07	2007-08
	(Dollars in millions)

Net sales	$1,279.4	$1,310.3	$1,316.9	2%	1%
Cost of sales	968.9	1,058.9	1,096.3	9%	4%

Gross margin	$310.5	$251.4	$220.6

Income from operations	$143.2	$84.9	$47.2	(41)%	(44)%

Other general corporate, net	3.6	2.5	1.0
Loss on prepayment of debt	(22.3)	-	-
Interest expense	(43.2)	(39.4)	(42.2)
Income before income taxes	81.3	48.0	6.0

Provision for income taxes (benefit)	(.7)	114.7	(3.0)

Net income (loss)	$82.0	$(66.7)	$9.0

Percentage of net sales:
Cost of sales	76%	81%	83%
Income from operations	11%	6%	4%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$29.3	$(23.9)	$3.2

TiO2 operating statistics:
Sales volumes*	511	519	478	1%	(8)%
Production volumes*	516	512	514	(1)%	-%

Change in Ti02 net sales:
Ti02 product pricing				(4)%	2%
Ti02 sales volume				1	(8)
Ti02 product mix				-	2
Changes in currency exchange rates				5	5

Total				2%	1%

* Thousands of metric tons

Net sales – Kronos’ net sales increased 1% or $6.6 million in 2008 compared to 2007, primarily due to favorable currency exchange rates, which we estimate increased Kronos’ net sales for 2008 by approximately $61 million, or 5%, compared to the same period in 2007.  Variations in grades of products sold favorably impacted net sales by 2%, along with a 2% increase in average TiO2 selling prices.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  During the second and third quarters of 2008, Kronos and its competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these increase announcements were implemented during the second, third and fourth quarters of 2008.  The positive impact of currency, product mix and pricing in 2008 were substantially offset by an 8% decrease in sales volumes.  Kronos’ sales volumes decreased 8% in 2008 primarily due to lower sales volumes in all markets as a result of a global weakening of demand due to poor overall economic conditions.

Kronos’ net sales increased 2% or $30.9 million in 2007 compared to 2006, primarily due to favorable currency exchange rates and a 1% increase in sales volumes offset somewhat by a 4% decrease in average TiO2 selling prices. We estimate the favorable effect of changes in currency exchange rates increased Kronos’ net sales for 2007 by approximately $65 million, or 5%, compared to 2006.  Kronos’ sales volumes increased 1% in 2007 primarily due to higher sales volumes in European and export markets, which were somewhat offset by lower sales volumes in North America.  Kronos’ TiO2 sales volumes in 2007 were a new record for Kronos.

Cost of sales – Kronos’ cost of sales increased 4% or $37.4 million in 2008 compared to 2007 due to the impact of a 22% or approximately $27 million increase in utility costs (primarily energy costs), a 10% or approximately $35 million increase in raw material costs largely offset by currency fluctuations (primarily the euro).  The cost of sales as a percentage of net sales increased to 83% in the year ended December 31, 2008 compared to 81% in the same period of 2007 primarily due to the net effects of higher operating costs and slightly higher average selling prices.

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

Income from operations – Kronos’ income from operations in 2008 declined by 44% to $47.2 million compared to 2007; income from operations as a percentage of net sales decreased to 4% in 2008 from 6% for 2007.  The decline in income from operations is driven by the decline in gross margin, which decreased to 17% in 2008 compared to 19% in 2007.  While Kronos’ average TiO2 selling prices were higher in 2008, Kronos’ gross margin decreased primarily because of lower sales volumes and higher manufacturing costs, which more than offset the impact of higher sales prices.  Changes in currency rates have also negatively affected Kronos’ gross margin.  We estimate the negative effect of changes in currency exchange rates decreased income from operations by approximately $4 million when comparing 2008 to 2007.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12% and 13% for 2007 and 2008, respectively.

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

As a percentage of net sales, selling, general and administrative expenses were consistent at approximately 12% for both 2007 and 2006

Other non-operating income (expense) – In 2006, Kronos issued euro 400 million principal amount of 6.5% Senior Secured Notes, and used the proceeds to redeem its euro 375 million principal amount of 8.875% Senior Secured Notes.  As a result of prepayment of the 8.875% Senior Secured Notes, Kronos recognized a $22.3 million pre-tax interest charge ($14.5 million net of income tax benefit.)

Effects of currency exchange rates - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of sales generated from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of sales generated from non-U.S. operations are denominated in the U.S. dollar.  Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies.  Consequently, the translated U.S. dollar value of foreign sales and operating results are subject to currency exchange rate fluctuations, which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, fluctuations in foreign currency exchange rates had the following effects on Kronos’ net sales and income from operations for the periods indicated.

	Year ended December 31, 2007 vs. 2006	Year ended December 31, 2008 vs. 2007
	Increase (decrease), in millions

Impact on:
Net sales	$65	$61
Income from operations	(4)	(4)

Interest expense – Kronos’ interest expense increased $2.8 million from $39.4 million in 2007 to $42.2 million in 2008 due to unfavorable changes in currency exchange rates in 2008 compared to 2007 and increased borrowings in 2008 (primarily under Kronos’ European credit facility).

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

Income taxes – Kronos’ benefit for income taxes was $3.0 million in 2008 compared to an income tax provision of $114.7 million for 2007.  Some of the more significant items impacting this reconciliation are summarized below.

Income tax benefit in 2008 includes:
•
A non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of Kronos’ German corporate and trade tax net operating loss carryforwards.

Income tax expense in 2007 includes:
•	a non-cash charge of $90.8 million relating to a decrease in Kronos’ net deferred income tax asset in Germany resulting from the reduction in income tax rates;
•	a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes; and
•	a non-cash income tax benefit of $2.0 million resulting from a net reduction in Kronos’ reserve for uncertain tax positions.

Income tax benefit in 2006 includes:
•
an income tax benefit of $21.7 million resulting from a favorable resolution of certain income tax audits in Germany that resulted in an increase in the amount of Kronos’ German trade tax net operating loss carryforward;

•	an income tax benefit of $10.7 million resulting from the reduction in Kronos’ income tax contingency reserves related to favorable developments with income tax audits in Belgium, Norway and Germany;
•	an income tax benefit of $1.4 million relating to the favorable resolution of certain income tax audit issues in Germany and Belgium; and
•	a $1.1 million benefit resulting from the enactment of a reduction in Canadian income tax rates.

 Other - On September 22, 2005, the chloride-process TiO2 facility operated by Kronos’ 50%-owned joint venture, Louisiana Pigment Company (“LPC”), temporarily halted production due to Hurricane Rita, and as a result, both Kronos and LPC filed claims with their insurers.  Kronos recognized a $1.8 million gain related to its business interruption claim in 2006.

Outlook – Kronos currently expects income from operations will be lower in 2009 compared to 2008 primarily from higher production costs resulting in part from significantly reduced production volumes and the resulting unabsorbed fixed production costs and unfavorable currency effects.  Kronos currently expects to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, Kronos is significantly reducing its production volumes in 2009 in order to reduce its finished goods inventory and improve its liquidity.  While overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions, Kronos currently expects sales volumes in 2009 will be slightly higher as compared to 2008, as it expects to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  Kronos believes average selling prices in 2009 will decline from year end levels during the first half of the year but will rise during the second half of 2009 which should result in slightly higher average worldwide TiO2 selling prices for the year.  To mitigate the negative impact of its significantly reduced production volumes, Kronos is reducing operating costs where possible, such as; reducing maintenance expenditures, research development expenditures and personnel costs.

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, solvency and continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from expectations, results of operations could be unfavorably affected.

Kronos believes that its annual attainable production capacity for 2009 is approximately 532,000 metric tons.  Kronos expect its production volumes in 2009 will be significantly lower than attainable capacity.  Kronos currently expects that it will operate at 75% to 85% of attainable production capacity in 2009.  Expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for Kronos’ product.

General corporate and other items

Interest and dividend income – Interest and dividend income in 2008 increased $3.2 million from 2007 primarily due to the interest received on certain escrow funds that we became entitled to as part of the April 2008 litigation settlement agreement.  We recognized this as interest income during the second quarter of 2008.  See Note 19 to the Consolidated Financial Statements.

Interest and dividend income in 2007 decreased $362,000 from 2006 due primarily to lower levels of funds available for investment.  Other interest and dividend income fluctuates in part based upon the amount of funds invested and yields thereon.  We expect that interest income will be lower in 2009 than 2008 primarily due to the 2008 receipt of interest on certain escrow funds.

Securities transactions - In October 2007 we sold 800,000 shares of TIMET common stock to Valhi for $26.8 million.  The transaction was approved by the independent members of our board of directors.  We recognized a $22.7 million pre-tax security transaction gain in the fourth quarter of 2007 related to the sale.  See Note 4 to the Consolidated Financial Statements.

Litigation settlement gain – In October 2008 we recognized a $48.8 million gain related to the initial closing associated with the settlement of condemnation proceedings on certain real property we owned that is subject to environmental remediation, and for which we had a carrying value of approximately $5.8 million at the date of closing.  A second closing is scheduled for April 2009, and if that closing occurs we will receive additional consideration at that time and recognize an additional gain.  See Note 19 to the Consolidated Financial Statements.

Insurance recoveries – Insurance recoveries in 2006, 2007 and 2008 relate to amounts we received from certain of our former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future lead pigment and asbestos litigation defense costs, and the insurance recoveries in 2007 and 2008 include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from these carriers for past defense costs we incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement.  Insurance recoveries in 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures.  We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.  See Note 19 to our Consolidated Financial Statements.

Corporate expenses – Corporate expenses were $25.0 million in 2008, $6.3 million or 20% lower than in 2007.  Included in 2008 corporate expense are:

•	Litigation and related costs of $14.6 million in 2008 compared to $22.1 in 2007; and
•	Environmental expenses of $6.8 million in 2008, compared to $4.4 million in 2007.

Corporate expenses were $31.3 million in 2007, $7.1 million, or 29%, higher than in 2006 primarily due to higher litigation and related expense.  Included in 2007 corporate expenses are:

•	Litigation and related costs of $22.1 million in 2007 compared to $15.3 million in 2006; and
•	Environmental expense of $4.4 million in 2007, compared to $4.3 million in 2006.

We expect that net general corporate expenses in 2009 will be higher than in 2008, primarily due to higher expected litigation and related expenses as well as higher defined benefit pension plan expense.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2009, our corporate expenses would be higher than we currently estimate.  See Note 19 to the Consolidated Financial Statements.

Interest expense - Substantially all of our interest expense in 2006, 2007 and 2008 relates to CompX.  Interest expense increased $1.6 million in 2008 compared to 2007 and increased $541,000 in 2007 compared to 2006 due to the $52.6 million promissory note entered into by CompX upon the repurchase and/or cancellation of 2.7 million shares of its Class A common stock in October 2007.  See Note 2 to the Consolidated Financial Statements.

Provision for income taxes - We recognized an income tax expense of $14.9 million in 2008 compared to a benefit of $8.3 million in 2007 and an expense of $8.9 million in 2006. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  We do not recognize, and we are not required to pay, income taxes to the extent we receive dividends from Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, dividends we receive from Kronos are nontaxable to us.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos.  In this regard, Kronos announced the suspension of its regularly quarterly dividend in February 2009 in consideration of the challenges and opportunities that exist in the TiO2 pigment industry.  If Kronos continues to not pay any dividends for the remainder of 2009, our effective tax rate in 2009 would consequently be higher as compared to 2008.

See Note 15 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

The goodwill impairment charge of $10.1 million recorded in the third quarter of 2008 (see Note 8) is non-deductible goodwill for income tax purposes.  Accordingly, there is no income tax benefit associated with the goodwill impairment charge for financial reporting purposes.  Our income tax expense in 2008 includes a $2.1 million benefit related to a net reduction in our reserve for uncertain tax positions primarily due to a fourth quarter recognition of unrecognized tax benefits because of statute of limitation expirations.

Our income tax benefit in 2007 includes a $1.3 million benefit related to a net reduction in our reserve for uncertain tax positions primarily due to a third quarter recognition of unrecognized tax benefits because of statute of limitation expirations.

Our income tax expense in 2006 includes a $142,000 benefit resulting from the enactment of a reduction in Canadian income tax rates.

Minority interest – Minority interest in earnings decreased $3.0 million in 2008 as compared to 2007.  This decrease is due to both our increased ownership of CompX as compared to the same period last year and to lower earnings of CompX in 2008.

Minority interest decreased $844,000 in 2007 as compared to 2006 primarily due to our increased ownership percentage in CompX that resulted from CompX’s repurchase and/or cancellation of its shares from TIMET.  See Note 2 to our Consolidated Financial Statements.

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

We recognized consolidated defined benefit pension plan income of $2.2 million in 2006, $2.5 million in 2007 and $3.1 million in 2008.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes.  Contributions made to all of our plans aggregated $1.3 million in 2006, $900,000 in 2007, and $600,000 in 2008.

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

At December 31, 2008, approximately 86% of the projected benefit obligations related to our plans in the U.S, with the remainder related to a plan in the United Kingdom associated with a former disposed business unit.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2006 and expense in 2007	Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009

U.S.	5.8%	6.1%	6.1%
United Kingdom	5.0%	5.8%	6.0%

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

At December 31, 2008, approximately 85% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the U.K.  plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  At December 31, 2007 and 2008, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2006, 2007 and 2008, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers.  During the over 20-year history of the CMRT from its inception in 1987 through December 31, 2008, the average annual rate of return has been approximately 11%.

The CMRT weighted-average asset allocation by asset category was as follows:

	December 31,
	2007	2008
Equity securities	98%	53%
Debt securities	-	43
Cash and other	2	4

Total	100%	100%

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2006, 2007 and 2008 were as follows:

	2006	2007	2008

U.S.	10.0%	10.0%	10.0%
United Kingdom	6.5%	6.5%	7.0%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2009 as we used in 2008 for purposes of determining the 2009 defined benefit pension plan expense.

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

During 2008, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $31.6 million.  This actuarial loss resulted primarily from the general market decline and the actual return on plan assets below the assumed return.

Based on the actuarial assumptions described above and our current expectation for what actual average foreign currency exchange rates will be during 2009, we expect that our defined benefit pension expense will approximate $700,000 in 2009.  In comparison, we expect to be required to make approximately $600,000 of contributions to such plans during 2009.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2008, our aggregate projected benefit obligations would have increased by approximately $1.0 million at that date.  Such a change would not materially impact our defined benefit pension income for 2009.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $73,000 during 2009.

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

We recognized consolidated OPEB expense of $622,000 in 2006, $629,000 in 2007, and $476,000 in 2008.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.9 million in 2006, $1.5 million in 2007 and $1.1 million in 2008.  Substantially all of our accrued OPEB cost relates to benefits being paid to current retirees and their dependents, and no OPEB benefits are being earned by current employees.  As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year.  Accordingly, the amount of accrued OPEB expense is expected to decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries.  In certain cases, we have the right to pass on to retirees all or a portion of increases in health care costs.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide and plan-design cost containment initiatives.  For example, at December 31, 2008 the expected rate of increase in future health care costs ranges from 8.5% in 2009, declining to 5.5% in 2014 and thereafter.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2009, we expect that our consolidated OPEB expense will approximate $400,000 in 2009.  In comparison, we expect to be required to make approximately $1.2 million of contributions to such plans during 2009.

We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2008, our aggregate projected benefit obligations would have increased by approximately $200,000 at that date, and our OPEB expense would be expected to decrease by less than $50,000 during 2009.  Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $500,000 at December 31, 2008 and OPEB expense would have increased by less than $50,000 in 2008.

Foreign operations

CompX - CompX has substantial operations and assets located outside the United States, principally furniture component product operations in Canada and Taiwan.  At December 31, 2008, CompX had substantial net assets denominated in the Canadian dollar and the New Taiwan dollar.

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2008, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian krone and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Cash flows provided by operating activities increased from $2.8 million used in operating activities in 2007 to $760,000 provided by operating activities in 2008.  The $3.5 million increase in cash provided by operating activities includes the net effect of:

•
higher income from operations in 2008 of $10.4 million (excluding both the $10.1 million non-cash goodwill impairment charge and the litigation settlement pre-tax gain of $48.8 million), due primarily to lower litigation expense of $7.5 million and lower depreciation and amortization in 2008 of $2.0 million;

•	higher interest income of $3.2 million in 2008 primarily due to $4.3 million of interest received from certain escrow funds;
•	higher cash paid for environmental liabilities in 2008 of $2.3 million;
•	lower net cash provided by relative changes in our inventories and receivables of $3.0 million; and
•	higher cash paid for interest in 2008 of $2.2 million due to CompX’s issuance of its note payable to an affiliate in the fourth quarter of 2007.

Cash flows from operating activities decreased from $29.0 million provided by operating activities in 2006 to $2.8 million used in operating activities in 2007.  This $31.8 million decrease is primarily due to the net effect of:

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

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.  The reference to NL Parent in the tables below is a reference to NL Industries, Inc., as the parent company of CompX and our other wholly-owned subsidiaries.

	Years ended December 31,
	2006	2007	2008
	(In millions)
Cash provided by (used in) operating activities:
CompX	$27.4	$11.9	$15.7
NL Parent and wholly-owned subsidiaries	6.9	(9.3)	(9.5)
Eliminations	(5.3)	(5.4)	(5.4)

Total	$29.0	$(2.8)	$.8

Relative changes in working capital can have a significant effect on cash flows from operating activities.  Our average days’-sales-outstanding (“DSO”) at December 31, 2008 was 41 days compared to 44 days at December 31, 2007.  The decrease is primarily due to the timing of collections on a lower accounts receivable balance as of December 31, 2008.  For comparative purposes, our average DSO was 44 days for December 31, 2007 and 41 days at December 31, 2006.  Our average number of days-in-inventory (“DII”) was 70 days at December 31, 2008 and 63 days at December 31, 2007.  The increase in DII is primarily due to lower sales in the fourth quarter of 2008 which impacted the DII calculation, although in absolute terms we reduced inventory by $1.6 million from 2007 to 2008.  For comparative purposes our average DII was 63 days at December 31, 2007 and 57 days at December 31, 2006.  The increase is primarily due to the higher cost of commodity raw materials during 2007 and higher inventory balances associated with the facility consolidation in 2007.

Investing activities

Net cash provided by investing activities totaled $7.1 million in 2008 and $17.5 million in 2007 compared to net cash used in 2006 of $25.2 million.  Capital expenditures, substantially all of which relate to CompX, were $6.9 million in 2008, $14.0 million in 2007 and $12.1 million in 2006.  Capital expenditure projects in 2008 emphasized improved production efficiency and included $2.6 million spent to replace CompX’s waste water treatment equipment at its South Carolina facility.  Capital expenditures in 2006 and 2007 primarily emphasized improving CompX’s manufacturing facilities and investing in manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.

During 2008:
•	We received $39.6 million from the initial closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey;
•	We provided loans to affiliates in the amount of $19.2 million to Kronos and $3.0 million to Valhi;
•	CompX purchased approximately 126,000 shares of its common stock in market transactions for $1.0 million;
•	We purchased approximately 79,500 shares of Kronos common stock for $.8 million and approximately 79,000 shares of Valhi for $1.1 million in market transactions; and
•	We used a net $2.6 million of cash to fund two new escrow accounts related to environmental matters (such escrow funds are classified as restricted cash.)

In addition during 2008 we received a $15 million promissory note related to the settlement of condemnation proceedings.  See Notes 9 and 19 to the Condensed Consolidated Financial Statements.

During 2007:
•	We sold 800,000 shares of TIMET common stock to Valhi at a cash price of $33.50 per share, or an aggregate of $26.8 million;
•	We had additional net proceeds from sales of other marketable securities of $4.2 million; and
•	CompX purchased approximately 179,100 shares of its common stock in market transactions for $3.3 million.

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

Financing activities

Net cash used in financing activities totaled $32.2 million, $27.3 million and $27.7 million in 2008, 2007 and 2006, respectively.  We paid cash dividends of $24.3 million ($.50 per share) in 2008, 2007 and 2006.  Other financing cash flows over the past three years consisted principally of:

•	CompX paid cash dividends to minority interests in the amount of $.8 million in 2008, $1.9 million in 2007 and $2.3 million in 2006;
•	CompX prepaid $7.0 million in 2008 and $2.6 million in 2007 on its note payable to TIMET and in 2006 prepaid $1.6 million of indebtedness assumed in its August 2005 business acquisition;
•	We received proceeds from the exercise of options to purchase CompX common stock of $1.4 million in 2007 and $.3 million in 2006.

Provisions contained in certain of CompX’s and Kronos’ credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  None of Kronos’ credit agreements contain provisions that link the debt payment rates or schedules or borrowing availability to its credit rating.  In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business.

CompX and Kronos are in compliance with all of their debt covenants at December 31, 2008.  Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.  In this regard, Kronos currently expects that one of its required financial ratios of its European credit facility may not be maintained during 2009.  Kronos has begun discussions with the lenders to obtain a waiver of such ratio.  While we believe we can obtain such a waiver, there is no assurance that such waiver would be obtained.

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities.  We generally use these amounts to (i) fund capital expenditures (substantially all of which relate to CompX), (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of debt service and dividends.

In January 2009, CompX amended its secured revolving bank credit facility, which extended the facility until January 15, 2012.  Additionally, CompX reduced the size of the credit facility from $50 million to $37.5 million, which more appropriately reflects our potential borrowing needs.  The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-United States subsidiaries.  Provisions contained in the Revolving Bank Credit Agreement could result in the acceleration of outstanding indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants.  For example, the Credit Agreement allows the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower.  The terms of the Credit Agreement could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside of the ordinary course of business.  At December 31, 2008 we had no balances outstanding under the facility.

In October 2007, CompX repurchased and/or cancelled a net 2.7 million shares of its Class A common stock from TIMET for aggregate consideration of $52.6 million, which we paid in the form of a promissory note.  See Note 12 to the Consolidated Financial Statements.

At December 31, 2008, we had an aggregate of $29.4 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

CompX	$14.4
NL Parent and wholly-owned subsidiaries	15.0

Total	$29.4

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2009).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

We currently expect that our aggregate capital expenditures for CompX in 2009 will be approximately $4 million.  2009 capital expenditures are expected to be lower than in 2008 in response to the current economic conditions and are limited to those expenditures required to meet the lower expected customer demand and to properly maintain our facilities.  Kronos intends to spend approximately $29 million for major improvements and upgrades to existing facilities during 2009, including approximately $3 million in the area of environmental protection and compliance.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.8 million shares of CompX we held at December 31, 2008, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at December 31, 2008, we would receive annual dividends from Valhi of $1.9 million. In February 2009, Kronos announced the suspension of its regularly quarterly dividend in consideration of the challenges and opportunities that exist in the TiO2 pigment industry. Also in February 2009, TIMET announced the suspension of its regular quarterly dividend on its common stock in consideration of the challenges and opportunities that exist in the titanium metals industry.

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

During 2008 we purchased approximately 79,000 shares of Valhi in open-market transactions for an aggregate amount of $1.1 million.  Also during 2008 we purchased approximately 79,500 shares of Kronos in open–market transactions for an aggregate amount of $800,000.  See Notes 4 and 7 to our Consolidated Financial Statements.

Summary of debt and other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 12 and 19 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2008 by the type and date of payment.

	Payment due date
Contractual commitment	2009	2010/2011	2012/2013	2014 and After	Total
	(In millions)
Note and interest payable to affiliate	$3.1	$6.1	$5.9	$39.4	$54.5
Estimated tax obligations	1.9	-	-	-	1.9
Operating leases	.6	.7	.2	-	1.5
Purchase obligations	16.5	-	-	-	16.5
Fixed asset acquisitions	.6	-	-	-	.6

	$22.7	$6.8	$6.1	$39.4	$75.0

The timing and amount shown for our commitments related to notes payable, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable including the net amount payable to Valhi under our tax sharing agreement at December 31, 2008, which is assumed to be paid during 2009.  Fixed asset acquisitions include firm purchase commitments for capital projects.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - We are exposed to market risk from changes in currency exchange rates, interest rates, raw materials and equity security prices.

Interest rates - We are exposed to market risk from changes in interest rates, primarily related to our indebtedness.

At December 31, 2008 and 2007, CompX had no amounts outstanding under its secured Revolving Bank Credit Agreement.  In conjunction with CompX’s repurchase and/or cancellation of a net 2.7 million shares of its class A common stock, during the fourth quarter of 2007, CompX issued a promissory note for $52.6 million.  See Notes 12 and 17 to the Consolidated Financial Statements.  At December 31, 2008, there was $43.0 million outstanding on the promissory note ($50.0 million at December 31, 2007) which bears interest at LIBOR plus 1%, (5.05% and 5.98% at December 31, 2008 and 2007, respectively) and the fair value of such indebtedness approximates its carrying value.  The interest rate is reset quarterly based on the three month LIBOR.

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

As mentioned above, certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  To mitigate the financial statement impact of changes in currency exchange rates, CompX periodically enters into forward currency contracts.  At each balance sheet date, outstanding forward currency contracts are marked to market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income.  To manage a portion of the currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2008 CompX had entered into a series of short-term forward currency exchange contracts to exchange an aggregate of $7.5 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.25 to $1.26 per U.S. dollar.  These contracts qualified for hedge accounting and mature through June 2009.  At December 31, 2008, the actual exchange rate was Cdn. $1.22 per U.S. dollar.  The estimated fair value of such contracts was not material at December 31, 2008.  We had no forward currency contracts outstanding at December 31, 2007.

Marketable equity and debt security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of equity securities at December 31, 2007 and 2008 was $113.4 million and $64.0 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $11.3 million at December 31, 2007 and $6.4 million at December 31, 2008.  The fair value of marketable debt securities at December 31, 2007 was $5.9 million and was $5.5 million at December 31, 2008.  The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $590,000 at December 31, 2007 and $550,000 at December 31, 2008.

Raw materials - CompX will occasionally enter into raw material arrangements to mitigate the short-term impact if future increases in raw material costs.  Otherwise, we generally do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the price to be stable or because long-term supply agreements for those materials are generally not available.  We do not engage in commodity hedging programs.

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

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2008.  Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2008, our chief executive officer filed such annual certification with the NYSE.  The 2008 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2008 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

--

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c)	Financial Statements and Schedules

The Registrant

The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

50%-or-less persons

The consolidated financial statements of Kronos (36%-owned at December 31, 2008) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

We have included as exhibits the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to us of furnishing the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2008 will be furnished to the Commission upon request.

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

3.1
Certificate of Amended and Restated Certificate of Incorporation dated May 22, 2008 - incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting held on May 21, 2008.

3.2
Amended and Restated Bylaws of NL Industries, Inc. as of May 23, 2008 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 23, 2008.

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

10.12
Form of Director’s Indemnity Agreement between NL Industries, Inc. and the independent members of the Board of Directors of NL Industries, Inc. - incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.

10.13*
NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the NL Industries, Inc. Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 6, 1998.

10.14*	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.15
Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the NL Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1991.

10.16
Amended Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective November 30, 2004 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as of November 30, 2004.

10.17
Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

10.21
Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and NL Industries, Inc. – incorporated by reference to Exhibit 10.48 to the NL Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

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

10.24
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 of the Kronos International, Inc. Form 8-K dated June 14, 2005.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

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

10.26
Stock Purchase Agreement dated October 11, 2007 between NL Industries, Inc. and Valhi, Inc., - incorporated by reference to Exhibit 10.6 of CompX International Inc.’s Form 10-K for the year ended December 31, 2007 (File No. 1-13905).

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

10.31
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

10.32
Reinstated and Amended Settlement Agreement and Release, dated June 26, 2008, by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment -incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.33
Amendment to Restated and Amended Settlement Agreement and Release, dated September 25, 2008 by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex - incorporated by reference to Exhibit 10.2 to the NL Industries, Inc. Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.34
Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc - incorporated by reference to Exhibit 10.3 to the NL Industries, Inc. Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.35
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.4 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment -incorporated by reference to Exhibit 10.4 to the NL Industries, Inc. Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.36
Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008, by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O'Neill.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.5 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment -incorporated by reference to Exhibit 10.5 to the NL Industries, Inc. Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.37
Multi Party Agreement, dated October 15, 2008 by and among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O'Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America, Sayreville PRISA II LLC.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.6 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment -incorporated by reference to Exhibit 10.6 to the NL Industries, Inc. Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.38
Guaranty Agreement, dated October 15, 2008, by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc - incorporated by reference to Exhibit 10.7 to the NL Industries, Inc. Current Report on Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.39
Unsecured Revolving Demand Promissory Note dated October 29, 2008 in the original principal amount of $40.0 million executed by Kronos Worldwide, Inc. and payable to the order of NL Industries, Inc. - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K that Kronos Worldwide, Inc. (Commission File No. 1-31763) filed with the U.S. Securities and Exchange Commission on October 29, 2008.

10.40
Unsecured Revolving Demand Promissory Note dated November 5, 2008 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of NL Industries, Inc. -incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Current Report on Form 8-K, Commission File No.  1-640, that was filed with the U.S. Securities and Exchange Commission on November 5, 2008.

10.41
Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) dated May 26, 2008.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been files; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted exhibit, annex or attachment.

10.42
Second Amendment to Credit Agreement dated as of January 15, 2009 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.12 of CompX International Inc.’s Form 10-K for the year ended December 31, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.

23.2	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements.

31.1                     Certification

31.2                     Certification

32.1	Certification

99.1	Consolidated financial statements of Kronos Worldwide, Inc. – incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2008.

*	Management contract, compensatory plan or arrangement.

                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
 (Registrant)

By:/s/ Harold C. Simmons
Harold C. Simmons
March 11, 2009
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 11, 2009	Steven L. Watson, March 11, 2009
(Chairman of the Board and Chief	(Director)
Executive Officer)

/s/ Thomas P. Stafford	/s/ Glenn R. Simmons
Thomas P. Stafford, March 11, 2009	Glenn R. Simmons, March 11, 2009
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Gregory M. Swalwell
C. H. Moore, Jr., March 11, 2009	Gregory M. Swalwell, March 11, 2009
(Director)	(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

/s/ Terry N. Worrell	/s/ Tim C. Hafer
Terry N. Worrell, March 11, 2009	Tim C. Hafer, March 11, 2009
(Director)	(Vice President and Controller, Principal Accounting Officer)

NL Industries, Inc.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2007 and 2008	F-4

Consolidated Statements of Operations - Years ended December 31, 2006, 2007 and 2008	F-6

Consolidated Statements of Comprehensive Income - Years ended December 31, 2006, 2007 and 2008	F-7

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2006, 2007 and 2008	F-8

Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2007 and 2008	F-9

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2007 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 16 and 21 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2009

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS	December 31,
	2007	2008

Current assets:
Cash and cash equivalents	$41,112	$16,450
Restricted cash and cash equivalents	4,970	7,457
Marketable securities	5,860	5,534
Accounts and other receivables, net	22,221	25,513
Receivable from affiliates	1,271	3,150
Inventories, net	24,277	22,661
Prepaid expenses and other	1,516	1,435
Deferred income taxes	6,474	5,766

Total current assets	107,701	87,966

Other assets:
Marketable equity securities	113,393	64,000
Investment in and advances to Kronos Worldwide, Inc.	147,119	133,745
Pension asset	17,623	-
Goodwill	54,719	44,194
Assets held for sale	3,117	3,517
Other, net	7,856	17,832

Total other assets	343,827	263,288

Property and equipment:
Land	12,346	12,232
Buildings	35,963	32,723
Equipment	127,801	115,546
Construction in progress	2,659	4,406
	178,769	164,907
Less accumulated depreciation	105,536	96,625

Net property and equipment	73,233	68,282

Total assets	$524,761	$419,536

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2007	2008

Current liabilities:
Accounts payable	$8,769	$6,802
Accrued liabilities	26,039	24,475
Accrued environmental costs	11,863	9,834
Payable to affiliates	1,149	3,139
Income taxes	136	1,167

Total current liabilities	47,956	45,417

Noncurrent liabilities:
Note payable to affiliate	49,730	41,980
Accrued pension costs	1,665	11,768
Accrued postretirement benefits (OPEB) cost	9,865	8,883
Accrued environmental costs	38,467	40,220
Deferred income taxes	91,124	49,215
Other	25,126	21,823

Total noncurrent liabilities	215,977	173,889

Minority interest	14,366	11,866

Stockholders' equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,592 and 48,599 shares issued and outstanding	6,073	6,074
Additional paid-in capital	345,338	330,879
Retained earnings (deficit)	(6,525)	16,909
Accumulated other comprehensive income:
Marketable securities	57,603	24,970
Currency translation	(123,829)	(135,922)
Defined benefit pension plans	(31,373)	(54,333)
Postretirement benefit (OPEB) plans	(825)	(213)

Total stockholders' equity	246,462	188,364

Total liabilities and stockholders' equity	$524,761	$419,536

Commitments and contingencies (Notes 15, 19 and 21)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2006	2007	2008

Net sales	$190,123	$177,683	$165,502
Cost of goods sold	143,648	132,455	125,749

Gross margin	46,475	45,228	39,753

Selling, general and administrative expense	26,060	25,846	24,818
Other operating income (expense):
Insurance recoveries	7,656	5,659	9,610
Facility consolidation expense	-	(2,665)	-
Goodwill impairment	-	-	(10,111)
Litigation settlement gain	-	-	48,806
Currency transaction gains (losses), net	145	(1,086)	679
Other expense, net	(94)	(256)	(131)
Corporate expense	(24,247)	(31,318)	(25,012)

Income (loss) from operations	3,875	(10,284)	38,776

Equity in earnings (losses) of Kronos Worldwide, Inc.	29,345	(23,901)	3,229
Other income (expense):
Interest and dividends	5,140	4,778	8,010
Securities transactions, net	297	22,749	(1)
Interest expense	(219)	(760)	(2,362)

Income (loss) before income taxes and minority interest	38,438	(7,418)	47,652

Provision for income taxes (benefit)	8,860	(8,311)	14,850

Minority interest in after-tax earnings (loss)	3,468	2,624	(382)

Net income (loss)	$26,110	$(1,731)	$33,184

Basic and diluted net income (loss) per share	$.54	$(.04)	$.68

Weighted-average shares outstanding:
Basic	48,568	48,590	48,596
Dilutive impact of stock options	16	-	9

Diluted	48,584	48,590	48,605

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2006	2007	2008

Net income (loss)	$26,110	$(1,731)	$33,184

Other comprehensive income (loss), net of tax:

Marketable securities:
Unrealized net gains (losses) arising during the year	22,712	15,475	(32,633)
Realized gains included in net income	-	(14,668)	-
	22,712	807	(32,633)

Currency translation adjustment	6,499	10,152	(12,093)

Defined benefit pension plans :
Net actuarial gain (loss) arising during the year	-	10,618	(23,151)
Amortization of prior service cost included in net periodic pension cost	-	1,623	191
Minimum pension liability chan	2,388	-	-
	2,388	12,241	(22,960)
Postretirement benefit plan adjustment:
Net actuarial gain arising during the year	-	861	746
Amortization of prior service credit included in net periodic pension cost	-	(75)	(134)
	-	786	612

Total other comprehensive income (loss)	31,599	23,986	(67,074)

Comprehensive income (loss)	$57,709	$22,255	$(33,890)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2006, 2007 and 2008
(In thousands, except per share data)

				Accumulated other
		Additional	Retained	comprehensive income (loss)
	Common	paid-in	earnings	Marketable	Currency	Pension	OPEB
	stock	capital	(deficit)	securities	translation	plans	plans	Total

Balance at December 31, 2005	$6,070	$363,286	$-	$34,084	$(140,480)	$(42,687)	$-	$220,273

Net income	-	-	26,110	-	-	-	-	26,110
Other comprehensive income (loss), net of tax	-	-	-	22,712	6,499	2,388	-	31,599
Issuance of common stock	3	196	-	-	-	-	-	199
Cash dividends - $.50 per share	-	-	(24,284)	-	-	-	-	(24,284)
Change in accounting - asset and liability recognition provisions of SFAS No. 158	-	-	-	-	-	(3,764)	(1,611)	(5,375)
Other	-	(10)	-	-	-	-	-	(10)

Balance at December 31, 2006	6,073	363,472	1,826	56,796	(133,981)	(44,063)	(1,611)	248,512

Net loss	-	-	(1,731)	-	-	-	-	(1,731)
Other comprehensive income (loss), net of tax	-	-	-	807	10,152	12,241	786	23,986
Issuance of common stock	-	63	-	-	-	-	-	63
Cash dividends - $.50 per share	-	(18,222)	(6,073)	-	-	-	-	(24,295)
Change in accounting:
FIN 48	-	-	(97)	-	-	-	-	(97)
SFAS No. 158 – measurement date provisions	-	-	(450)	-	-	449		(1)
Other	-	25	-	-	-	-	-	25

Balance at December 31, 2007	6,073	345,338	(6,525)	57,603	(123,829)	(31,373)	(825)	246,462

Net income	-	-	33,184	-	-	-	-	33,184
Other comprehensive income (loss), net of tax	-	-	-	(32,633)	(12,093)	(22,960)	612	(67,074)
Issuance of common stock	1	71	-	-	-	-	-	72
Cash dividends - $.50 per share	-	(14,549)	(9,750)	-	-	-	-	(24,299)
Other	-	19	-	-	-	-	-	19

Balance at December 31, 2008	$6,074	$330,879	$16,909	$24,970	$(135,922)	$(54,333)	$(213)	$188,364

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income (loss)	$26,110	$(1,731)	$33,184
Depreciation and amortization	12,220	11,375	9,420
Deferred income taxes	8,407	(12,604)	(4,352)
Minority interest	3,468	2,624	(382)
Securities transaction gains	(298)	(22,749)	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(2,161)	(2,464)	(2,976)
Other postretirement benefit plans	(1,009)	629	476
Equity in Kronos Worldwide, Inc.	(29,345)	23,901	(3,229)
Distributions from Kronos Worldwide, Inc.	17,516	17,516	17,532
Goodwill impairment	-	-	10,111
Litigation settlement gain	-	-	(48,806)
Other, net	1,469	1,413	601
Change in assets and liabilities:
Accounts and other receivable	541	1,032	(4,703)
Inventories	2,258	(1,813)	889
Prepaid expenses	352	(160)	92
Accounts payable and accrued liabilities	(7,107)	(918)	(2,830)
Income taxes	509	(1,127)	976
Accounts with affiliates	3,618	(12,779)	2,277
Accrued environmental costs	(4,234)	(383)	(275)
Other noncurrent assets and liabilities, net	(3,313)	(4,533)	(7,245)
Net cash provided by (used in) operating activities	29,001	(2,771)	760

Cash flows from investing activities:
Capital expenditures	(12,148)	(13,998)	(6,897)
Proceeds from real estate-related litigation settlement	-	-	39,550
Business acquisitions, net of cash acquired	(9,832)	-	-
Loans to affiliates, net	-	-	(22,210)
Collection of note receivable	1,306	1,306	1,306
Change in restricted cash equivalents and marketable debt securities, net	(2,903)	2,386	(2,558)
Proceeds from disposal of:
Marketable securities	16,849	36,894	554
Property and equipment	1,316	73	377
Purchase of:
CompX common stock	(2,318)	(3,309)	(1,007)
Kronos common stock	-	-	(793)
Valhi common stock	-	-	(1,081)
Other marketable securities	(17,501)	(5,861)	(156)
Net cash provided by (used in) investing activities	(25,231)	17,491	7,085

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2006	2007	2008

Cash flows from financing activities:
Indebtedness:
Principal payments	$(1,563)	$-	$-
Deferred financing costs paid	(110)	-	(56)
Repayment note payable to affiliate	-	(2,600)	(7,000)
Cash dividends paid	(24,284)	(24,295)	(24,299)
Proceeds from issuance of stock:
NL common stock	88	-	6
CompX common stock	347	1,395	-
Tax benefit from exercise of stock options	111	73	-
Distributions to minority interests	(2,272)	(1,918)	(804)

Net cash used in financing activities	(27,683)	(27,345)	(32,153)

Net decrease	$(23,913)	$(12,625)	$(24,308)

Cash and cash equivalents - net change from:

Operating, investing and financing activities	$(23,913)	$(12,625)	$(24,308)
Currency translation	(257)	995	(354)
Cash and cash equivalents at beginning of year	76,912	52,742	41,112

Cash and cash equivalents at end of year	$52,742	$41,112	$16,450

Supplemental disclosures:
Cash paid (received) for:
Interest	$139	$109	$2,278
Income taxes, net	(3,627)	19,680	19,398

Non-cash investing and financing activities:
Note payable to affiliate issued for repurchase of CompX common stock	$-	$52,580	$-
Receipt of TIMET shares from Valhi	-	11,410	-
Accrual for capital expenditures	-	665	511
Note receivable from litigation settlement	-	-	15,000

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Organization – We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at December 31, 2008.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and affiliate, Kronos, taken as a whole.

Management’s estimates - In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at each balance sheet date, and the reported amounts of our revenues and expenses during each reporting period.  Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

Principles of consolidation - Our consolidated financial statements include the financial position, results of operations and cash flows of NL and our wholly-owned and majority-owned subsidiaries, including CompX.  We account for the 13% non-controlling interest in CompX as minority interest.  We eliminate all material intercompany accounts and balances.

We account for increases in our ownership interest of our consolidated subsidiaries and equity investees, either through our purchase of additional shares of their common stock or their purchase of their own shares of common stock, by the purchase method (step acquisition).  Unless otherwise noted, such purchase accounting generally results in an adjustment to the carrying amount of goodwill for our consolidated subsidiaries.  The effect of other changes in our ownership interest, which usually result from the exercise of stock options to purchase shares of common stock by employees, is generally not material.  See Note 21.

Foreign currency translation - The financial statements of our non-U.S. subsidiaries are translated to U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.”  The functional currency of our non-U.S. subsidiaries is generally the local currency of the country.  Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest.  We recognize currency transaction gains and losses in income.

Derivatives and hedging activities – We recognize derivatives as either an asset or liability measured at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.  We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative.  See Notes 20 and 21.

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

Marketable securities and securities transactions – We carry marketable debt and equity securities at fair value.  We adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value on January 1, 2008.  The statement requires fair value measurements to be classified and disclosed in one of the following three categories:
•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and
•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Inventories and cost of goods sold - We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs on average cost or the first-in, first-out method.  We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs.  Cost of goods sold includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

Investment in Kronos Worldwide, Inc – We account for our 36% non-controlling interest in Kronos by the equity method.  See Note 7.

Goodwill and other intangible assets; amortization expense - We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets by the straight-line method over their estimated useful lives and state them net of accumulated amortization.  We evaluate goodwill for impairment annually or when circumstances indicate the carrying value may not be recoverable.  See Notes 8 and 9.

Property and equipment; depreciation expense - We state property and equipment at cost, including capitalized interest on borrowings during the actual construction period of major capital projects.  We did not capitalize any material interest costs in 2006, 2007 or 2008.   We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.  We use accelerated depreciation methods for income tax purposes, as permitted.  Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income.

We expense as incurred maintenance, repairs and minor renewal expenditures that do not improve or extend the life of the assets, including planned major maintenance.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We perform the impairment test by comparing the estimated future undiscounted cash flows associated with the asset to the asset's net carrying value to determine if a write-down to market value or to discounted cash flow value is required.  We assess impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Employee benefit plans - Accounting and funding policies for our retirement and post retirement benefits other than pensions (“OPEB”) plans are described in Note 16.

Income taxes - We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”).  We and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 19.  We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis, and make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments to Valhi for income taxes of $14.2 million in 2007 and $15.4 million in 2008.  In 2006, we received a net refund for income taxes from Valhi of $5.8 million.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not permanently reinvested.  In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us.  The earnings of our non-U.S. subsidiaries subject to permanent reinvestment plans aggregated $5.6 million at December 31, 2008 (2007 - $5.7 million).  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non-U.S. subsidiaries repatriated to the U.S.  We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria.

Prior to 2007, we provided a reserve for uncertain income tax positions when we believed the benefit associated with a tax position was not probable of prevailing with the applicable tax authority and the amount of the lost benefit associated with such tax position was reasonably estimable.  Beginning in 2007, we record a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 (“FIN”), Accounting for Uncertain Tax Positions for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 21.

Environmental remediation costs – We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  At December 31, 2007 and 2008, we had not recognized any receivables for recoveries.  See Note 19.

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

Selling, general and administrative expenses; advertising costs; research and development costs - Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs related to continuing operations are expensed as incurred and were approximately $1 million in each of 2006, 2007 and 2008.  Research, development and certain sales technical support costs related to continuing operations are expensed as incurred and approximated $200,000 in each of 2006, 2007 and 2008.

Corporate expenses - Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share - Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive was immaterial in each of 2006, 2007 and 2008.

Note 2 -                      Business combinations and related transactions:

In October 2007, CompX repurchased or cancelled a net 2.7 million shares of its Class A common stock held by TIMET, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group, Inc.  The repurchase was approved by the independent members of CompX’s board of directors.  CompX purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a promissory note.  See Note 17.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase from TIMET was approved.  As a result of the repurchase or cancellation of CompX’s Class A shares from TIMET, TIMET no longer has any direct or indirect ownership in CompX or in CompX Group.  CompX’s outstanding Class A shares were reduced by 2.7 million and, as a result, our ownership interest in CompX increased to approximately 86%.  During 2008, CompX purchased approximately 126,000 shares of its Class A shares, which has subsequently increased NL’s ownership to approximately 87%.   We accounted for our increase in ownership of CompX by the purchase method (step acquisition).

In April 2006, CompX completed the acquisition of a marine component products business for aggregate cash consideration of $9.8 million, net of cash acquired.  We have included the results of operations and cash flows of the acquired business in our consolidated financial statements from the date of acquisition.  The purchase price has been allocated among the tangible and intangible net assets acquired (including goodwill) based upon an estimate of the fair value of such net assets.  The pro forma effect to us, assuming this acquisition had been completed as of January 1, 2006, is not material. During 2008 we determined that all of the goodwill associated with CompX’s marine components business was impaired.  See Note 8.

Note 3 - Geographic information:

We operate in the component products industry through our majority ownership of CompX.  CompX manufactures and sells component products (security products, precision ball bearing slides and ergonomic computer support systems) used in office furniture, transportation, postal, tool storage, home appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance boat industry.  CompX has production facilities in North America and Asia.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location.  At December 31, 2007 and 2008 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $34.9 million and $28.5 million, respectively.

	Years ended December 31,
	2006	2007	2008
	(In millions)

Net sales - point of origin:
United States	$127.6	$118.5	$115.5
Canada	52.4	52.7	46.5
Taiwan	15.9	11.7	8.3
Eliminations	(5.8)	(5.2)	(4.8)

Total	$190.1	$177.7	$165.5

Net sales - point of destination:
United States	$153.9	$147.8	$134.2
Canada	20.0	19.3	16.9
Other	16.2	10.6	14.4

Total	$190.1	$177.7	$165.5

	December 31,
	2007	2008
	(In millions)

Identifiable assets -
Net property and equipment:
United States	$51.9	$52.2
Canada	13.9	9.0
Taiwan	7.4	7.1

Total	$73.2	$68.3

Note 4 -                           Marketable securities:

	December 31,
	2007	2008
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,301	$5,372
Other marketable securities	559	162

Total	$5,860	$5,534

Noncurrent assets (available-for-sale):
Valhi common stock	$75,064	$51,234
TIMET common stock	38,329	12,766

Total	$113,393	$64,000

	Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,372	$-	$5,372
Other marketable securities	162	-	162

Total	$5,534	$-	$5,534

Noncurrent assets (available-for-sale):
Valhi common stock	$51,234	$51,234	$-
TIMET common stock	12,766	12,766	-

Total	$64,000	$64,000	$-

We held no level 3 securities at December 31, 2008.  Restricted debt securities at December 31, 2007 and 2008 collateralize certain of our outstanding letters of credit.

The aggregate cost of the restricted debt securities and other available-for-sale marketable securities approximates their net carrying value at December 31, 2007 and 2008.  The fair value of these securities is generally determined using Level 2 inputs as defined is SFAS No. 157 because although these securities are traded, in many cases the market is not active and the year end valuation is based on the last trade of the year which may be several days prior to December 31.

At December 31, 2007 and 2008, we owned approximately 4.7 million and 4.8 million shares, respectively, of Valhi common stock.  During 2008 we purchased approximately 79,000 shares of Valhi common stock in market transactions for an aggregate of $1.1 million.  We account for our shares of Valhi common stock as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by SFAS No. 157.  See Note 21.  The quoted market price per share of Valhi common stock was $15.94 and $10.70 at December 31, 2007 and December 31, 2008, respectively, with an aggregate market value of $75.1 million and $51.2 million, respectively.  The aggregate cost basis of our investment in Valhi common stock was $23.2 million and $24.3 million at December 31, 2007 and 2008, respectively.

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

At December 31, 2007 and 2008, we owned approximately 1.4 million shares of TIMET common stock.  The quoted market price per share of TIMET common stock was $26.45 and $8.81 at December 31, 2007 and 2008, respectively, or an aggregate market value of $38.3 million and $12.8 million, respectively.  The aggregate cost basis of our shares of TIMET common stock was $7.4 million at December 31, 2007 and 2008.

The Valhi and TIMET common stock we own is subject to the restrictions on resale pursuant to certain provisions of the Securities and Exchange Commission (“SEC”) Rule 144.  In addition, as a majority-owned subsidiary of Valhi we cannot vote our shares of Valhi common stock under Delaware Corporation Law, but we do receive dividends from Valhi on these shares, when declared and paid.  For financial reporting purposes, Valhi reports its proportional interest in these shares as treasury stock.

Note 5 -                           Accounts and other receivables, net:
	December 31,
	2007	2008
	(In thousands)

Trade receivables	$21,129	$17,598
Accrued insurance recoveries	-	7,219
Other receivables	1,535	1,069
Refundable income taxes	217	338
Allowance for doubtful accounts	(660)	(711)

Total	$22,221	$25,513

Accrued insurance recoveries are discussed in Note 19.

Note 6 -                           Inventories, net:

	December 31,
	2007	2008
	(In thousands)

Raw materials	$6,341	$7,552
In process products	9,783	8,225
Finished products	8,153	6,884

Total	$24,277	$22,661

Note 7 -                           Investment in and advances to Kronos Worldwide, Inc.:

At December 31, 2008, we owned approximately 17.6 million shares of Kronos common stock and the quoted market price was $11.65 per share, or an aggregate market value of $205.0 million.  At December 31, 2007, we owned approximately 17.5 million shares and the quoted market price per share was $17.45, or an aggregate market value of $305.7 million.  During 2008 we purchased approximately 79,500 shares of Kronos common stock in market transactions for an aggregate $.8 million.

The composition of our investment in and advances to Kronos at December 31, 2007 and 2008 are summarized below.  Our loan to Kronos is discussed in Note 17.

	December 31,
	2007	2008
	(In millions)

Investment in Kronos	$147.1	$114.5
Loan to Kronos	-	19.2

Total assets	$147.1	$133.7

The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Year ended December 31,
	2006	2007	2008
	(In millions)

Balance at the beginning of the period	$147.7	$160.5	$147.1
Equity in earnings (losses) of Kronos	29.3	(23.9)	3.2
Dividends received from Kronos	(17.5)	(17.5)	(17.5)
Purchases of Kronos stock	-	-	.8
Equity in Kronos’ changes in accounting	(13.4)	(2.1)	-
Other, principally equity in other comprehensive income	14.4	30.1	(19.1)

Balance at the end of the period	$160.5	$147.1	$114.5

Selected financial information of Kronos is summarized below:

	December 31,
	2007	2008
	(In millions)

Current assets	$621.7	$589.5
Property and equipment, net	526.5	485.5
Investment in TiO2 joint venture	118.5	105.6
Other noncurrent assets	188.3	178.1

Total assets	$1,455.0	$1,358.7

Current liabilities	$224.5	$204.4
Long-term debt	590.0	618.5
Note payable to NL	-	19.2
Accrued pension and post retirement benefits	149.9	134.2
Other noncurrent liabilities	79.6	64.5
Stockholders’ equity	411.0	317.9

Total liabilities and stockholders’ equity	$1,455.0	$1,358.7

	Year ended December 31,
	2006	2007	2008

Net sales	$1,279.4	$1,310.3	$1,316.9
Cost of sales	968.9	1,058.9	1,096.3
Income from operations	143.2	84.9	47.2
Net income (loss)	82.0	(66.7)	9.0

Note 8 – Goodwill:

Substantially all of our goodwill is related to our component products operations and was generated principally from CompX's acquisitions of certain business units completed prior to 2006, from the marine components business acquired in 2006 and from our step acquisition of CompX in 2007.  See Note 2.  Our remaining goodwill resulted from our acquisition of EWI RE, Inc., an insurance broker subsidiary, prior to 2006 and totaled approximately $6.4 million.

We have assigned our goodwill related to the component products operations to three reporting units (as that term is defined in SFAS No. 142): one consisting of CompX's security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations.  In accordance with the requirements of SFAS No. 142, we test for goodwill impairment at each of our three component products reporting units as well as the goodwill associated with the EWI reporting unit during the third quarter of each year or when circumstances arise that indicate impairment might be present.  In determining the estimated fair value of all four of these reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by SFAS No. 157 (although SFAS No. 157 is not in effect with respect to estimating the fair value of a reporting unit under SFAS No. 142 until January 1, 2009).  See Note 21.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

During the third quarter of 2008, we determined that all of the goodwill associated with CompX’s marine components reporting unit was impaired.  We recognized a $10.1 million charge for the goodwill impairment, which represented all of the goodwill we had previously recognized for this reporting unit (including a nominal amount of goodwill inherent in our investment in CompX).  The factors that led us to conclude that goodwill associated with CompX’s marine components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the marine components unit.  While we continue to believe in the long term potential of the marine components reporting unit, due to the extraordinary economic downturn in the boating industry we are not currently able to foresee when the industry and our business will recover.  In response to the present economic conditions, we have taken steps to reduce operating costs without inhibiting our ability to take advantage of opportunities to expand our market share.  When we performed this analysis in the third quarter of 2008, we also reviewed the goodwill associated with CompX’s security products and furniture components reporting units as well as the EWI reporting unit and concluded there was no impairment of the goodwill for those reporting units.  Due to the continued weakening of the economy, we re-evaluated the goodwill associated with our furniture components reporting unit again in the fourth quarter of 2008 and concluded that no additional impairments were present.  Our 2006 and 2007 annual impairment reviews of goodwill indicated no impairments.

Changes in the carrying amount of goodwill related to our three components products reporting units (which excludes the $6.4 million of goodwill related to our EWI reporting unit) during the past three years are presented in the table below.

Component products operations (In millions)

Balance at December 31, 2005	$20.8

Goodwill acquired during the year	5.6
Changes in foreign exchange rates	.2

Balance at December 31, 2006	26.6

Goodwill acquired during the year	21.7

Balance at December 31, 2007	48.3

Goodwill impairment during the year	(10.1)
Changes in foreign exchange rates	(.4)

Balance at December 31, 2008	$37.8

Note 9 - Intangible and other noncurrent assets:

	December 31,
	2007	2008
	(In thousands)

Promissory note receivable	$-	$15,000
Patents and other intangible assets, net	2,569	1,991
Other	5,287	841

Total	$7,856	$17,832

Patents and other intangible assets, all of which relate to CompX, are stated net of accumulated amortization of $3.1 million at December 31, 2007 and $3.7 million at December 31, 2008.

Aggregate amortization expense of all intangible assets, including certain intangible assets which were fully amortized prior to 2008, was $813,000 in 2006, $1,216,000 in 2007 and $716,000 in 2008 and is expected to be approximately $600,000 in 2009, $600,000 in 2010, $400,000 in 2011, $300,000 in 2012, and $100,000 in 2013.

The promissory note receivable is discussed in Note 19.

Note 10 -Accrued liabilities:

	December 31,
	2007	2008
	(In thousands)

Employee benefits	$8,896	$8,158
Professional fees	4,322	3,624
Reserve for uncertain tax positions	289	212
Other	12,532	12,481

Total	$26,039	$24,475

Note 11 - Other noncurrent liabilities:

	December 31,
	2007	2008
	(In thousands)

Insurance claims and expenses	$1,381	$1,197
Reserve for uncertain tax positions	22,128	19,121
Other	1,617	1,505

Total	$25,126	$21,823

Our reserve for uncertain tax positions is discussed in Note 21.

Note 12 - Credit facility:

At December 31, 2008, CompX had a $50 million revolving bank credit facility that matured in January 2009.  At December 31, 2008, there were no outstanding draws against the credit facility and the full amount of the facility was available for borrowing.  In January 2009, CompX amended the terms of the credit facility to extend the maturity date to January 15, 2012 and to reduce the size of the facility from $50 million to $37.5 million.  The amended credit facility bears interest, at CompX’s option, at the prime rate plus a margin or LIBOR plus a margin.  The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries.  The facility contains certain covenants and restrictions customary in lending transactions of this type, which among other things, restricts CompX and its subsidiaries’ ability to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all assets to, another entity.  The facility also requires maintenance of specified levels of net worth (as defined).  In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility.

The credit facility permits CompX to pay dividends and/or repurchase common stock in an amount equal to the sum of (i) a dividend of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of aggregate net income over the term of the credit facility.  In addition to the permitted $.125 per share amount to repurchase common stock and/or to pay dividends, at December 31, 2008, $20.4 million was available for dividends and/or repurchases of CompX’s common stock under the terms of the facility.

Note 13 - Stockholders' equity:

Shares of common stock issued and outstanding
(In thousands)

Balance at December 31, 2005	48,562

Common stock issued	24

Balance at December 31, 2006	48,586

Common stock issued	6

Balance at December 31, 2007	48,592

Common stock issued	7

Balance at December 31, 2008	48,599

Stock options - The NL Industries, Inc. 1998 Long-Term Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights (“SARs”) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos.  In addition, certain stock options granted pursuant to another plan remain outstanding at December 31, 2008, but we may not grant any additional options under that plan.

We may issue up to five million shares of our common stock pursuant to the 1998 plan, and at December 31, 2008 4.1 million shares were available for future grants.  The 1998 plan currently provides for the grant of options due to its extension for an additional five years, and for options which are not qualified as incentive stock options.  Generally, stock options and SARs (collectively, “options”) are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant.  Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires.  No SARs have been granted under the 1998 plan.

Changes in outstanding options granted under all plans are summarized in the table below.

	Shares	Exercise price per share	Amount payable upon exercise	Weighted- average exercise price
	(In thousands, except per share amounts)

Outstanding at December 31, 2005	128	$2.66-11.89	$1,165	$9.11

Exercised	(17)	2.66- 9.34	(88)	5.08
Cancelled	(5)	11.49-11.89	(50)	10.48

Outstanding at December 31, 2006	106	2.66-11.49	1,027	9.71

Cancelled	(9)	5.19-11.49	(67)	7.51

Outstanding at December 31, 2007	97	2.66-11.49	960	9.91

Exercised	(1)	5.63	(3)	5.63
Cancelled	(1)	11.49	(14)	11.49

Outstanding at December 31, 2008	95	$2.66-$11.49	$943	$9.92

At December 31, 2008 all of the outstanding options were exercisable.  At December 31, 2008, the aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) for the outstanding options for which the exercise price was less than the market price of our common stock of $13.40 per share was approximately $331,000.  Outstanding options at December 31, 2008 expire at various dates through 2011.  Shares issued under the 1998 plan are generally newly-issued shares, however prior to September 2004 we issued shares from our treasury shares.

The intrinsic value of options exercised aggregated $110,000, nil and under $5,000 in 2006, 2007 and 2008, respectively, and the related income tax benefit from such exercises was approximately $40,000, nil and minimal in 2006, 2007 and 2008, respectively.

Stock option plan of subsidiaries and affiliates - CompX maintains a stock option plan that provides for the grant of options to purchase its common stock.  At December 31, 2008, options to purchase 134,000 CompX shares were outstanding with exercise prices ranging from $12.15 to $19.25 per share, or an aggregate amount payable upon exercise of $2.3 million.  Through December 31, 2008, Kronos has not granted any options to purchase its common stock.

Note 14 – Facility consolidation:

Prior to 2007, CompX had three facilities in northern Illinois, two Security Products facilities (located in Lake Bluff, Illinois and River Grove, Illinois) and one Marine Components facility (located in Grayslake, Illinois).  In order to create opportunities to reduce operating costs and improve operating efficiencies, CompX determined that it would be more effective to consolidate these three operations into one location.  In 2006, CompX acquired land adjacent to the Marine Components facility for approximately $1.8 million in order to provide the capability to expand the facility, and during 2007 CompX incurred approximately $9.6 million of capital expenditures in connection with the expansion.

In addition to the capital expenditures, during 2007 CompX incurred approximately $2.7 million in expenses relating to the facility consolidation, including physical move costs, equipment installation, redundant labor and recruiting fees as well as write downs for fixed assets no longer in use, all of which are included in facility consolidation expense in the accompanying Consolidated Statement of Operations.  The majority of these costs were incurred during the fourth quarter of 2007.

The fixed asset write-downs amounted to $765,000, of which $600,000 related to the classification of the River Grove facility as an “asset held for sale” in November 2007 as it was no longer being utilized and met all of the criteria under GAAP to be classified as an “asset held for sale.”  In classifying the facility and related assets (primarily land, building, and building improvements) as held for sale, we concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets.  In determining the estimated fair value of such assets, we considered recent sales prices for other property near the facility (Level 2 inputs as defined by SFAS No. 157.)  Accordingly, CompX recognized $600,000 to write down the assets to their estimated net realizable value of approximately $3.1 million at December 31, 2007.  We expect to dispose of the River Grove facility during 2009.  The Lake Bluff, Illinois facility was sold in 2006 for approximately $1.3 million which approximated book value and was leased back until CompX vacated the facility in October 2007.

Note 15 - Income taxes:

	Years ended December 31,
	2006	2007	2008
	(In millions)
Pre-tax income (loss):
U.S.	$31.1	$(14.9)	$53.0
Non-U.S.	7.3	7.5	(5.3)

Total	$38.4	$(7.4)	$47.7

Expected tax expense, at U.S. federal statutory income tax rate of 35%	$13.5	$(2.6)	$16.7
Non-U.S. tax rates	(.3)	(.2)	(.3)
Incremental U.S. tax and rate differences on equity in earnings	(4.0)	(5.0)	(3.4)
Nondeductible expenses	.3	.5	.3
U.S. state income taxes, net	.5	.5	.9
Goodwill impairment	-	-	3.5
Tax contingency reserve adjustment, net	.1	(1.3)	(2.1)
Other, net	(1.2)	(.2)	(.7)

Provision for income taxes (benefit)	$8.9	$(8.3)	$14.9

	Years ended December 31,
	2006	2007	2008
	(In millions)
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$(1.9)	$.1	$18.6
Non-U.S.	2.4	3.6	3.7

	.5	3.7	22.3
Deferred income taxes (benefit):
U.S. federal and state	8.9	(12.0)	(7.1)
Non-U.S.	(.5)	-	(.3)

	8.4	(12.0)	(7.4)

Total	$8.9	$(8.3)	$14.9

	Years ended December 31,
	2006	2007	2008
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$8.9	$(8.3)	$14.9
Other comprehensive income:
Marketable securities	12.4	(5.6)	(17.8)
Pension liabilities	1.4	6.8	(12.6)
OPEB Plans	-	.4	.3
Currency translation	5.2	6.0	(7.0)
Adoption of SFAS 158:
Pension plans	(2.1)	-	-
OPEB plans	(.9)	-	-

Total	$24.9	$(.7)	$(22.2)

The components of the net deferred tax liability at December 31, 2007 and 2008 are summarized in the following table.  Our deferred income tax valuation allowance was nil during each of the past three years.

	December 31,
	2007		2008
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$1.0	$-	$.9	$-
Marketable securities	-	(20.0)	-	(2.4)
Property and equipment	-	(4.7)	-	(5.5)
Accrued OPEB costs	3.9	-	3.5	-
Pension asset	-	(6.2)	-	-
Accrued pension cost	.7	-	4.2	-
Accrued environmental liabilities	16.4	-	17.7	-
Other accrued liabilities and deductible differences	2.5	-	2.6	-
Other taxable differences	-	(10.7)	-	(11.3)
Investments in subsidiaries and affiliates	-	(67.8)	-	(53.3)
Tax loss and tax credit carryforwards	.3	-	.2	-
Adjusted gross deferred tax assets (liabilities)	24.8	(109.4)	29.1	(72.5)
Netting of items by tax jurisdiction	(18.3)	18.3	(23.3)	23.3
	6.5	(91.1)	5.8	(49.2)
Less net current deferred tax asset	6.5	-	5.8	-

Net noncurrent deferred tax liability	$-	$(91.1)	$-	$(49.2)

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

We, our qualifying subsidiaries and Valhi are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”).  We make payments to Valhi for income taxes in amounts that we would have paid to the U.S. Internal Revenue Service had we not been a member of the Contran Tax Group.  Approximately $10.8 million of the $11.2 million tax related to the TIMET distribution is payable to Valhi (the remaining $.4 million relates to one of our subsidiaries that was not a member of the Contran Tax Group on the distribution date).  Valhi is not currently required to pay this $10.8 million tax liability to Contran, nor is Contran currently required to pay this tax liability to the applicable tax authority, because the related taxable gain is currently deferred at the Valhi and Contran levels since Valhi and NL are members of the Valhi tax group on a separate company basis and of the Contran Tax Group.  This income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Valhi common stock held by NL are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi.

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

Kronos has received a notice of proposed adjustment from the Canadian tax authorities related to the years 2002 – 2004.  Kronos objects to the proposed assessment and intends to formally respond to the Canadian tax authorities in March 2009.  Because of the inherent uncertainties involved in the settlement of the potential exposure, if any, the final outcome is also uncertain.  We believe that we have provided adequate reserves.

The goodwill impairment charge of $10.1 million recorded in the third quarter of 2008 (see Note 8) is non-deductible goodwill for income tax purposes.  Accordingly, there is no income tax benefit associated with the goodwill for financial reporting purposes.

At December 31, 2008, CompX had $.4 million of U.S. net operating loss carryforwards expiring in 2009 through 2017.  Utilization of such net operating loss carryforwards is limited to approximately $400,000 per tax year.  CompX utilized approximately $400,000 of such carryforwards in each of 2008, 2007, and 2006.  We believe it is more-likely-than-not that such carryforwards will be utilized to reduce future income tax liabilities and, accordingly, we have not provided a deferred income tax asset valuation allowance to offset the benefit of such carryforwards.

Note 16 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans worldwide.  Company contributions are based on matching or other formulas.  Defined contribution plan expense approximated $2.2 million in 2006, $2.5 million in 2007 and $2.1 million in 2008.

Changes in accounting for defined benefit pension and postretirement benefits other than pension (OPEB) plans - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.

We adopted the asset and liability recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006 on a prospective basis, in which we recognized through other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax and minority interest, as of December 31, 2006.  The effect of adopting the asset and liability recognition requirements of this standard resulted in a $5.4 million net decrease in our accumulated other comprehensive income, consisting of a $3.8 million loss related to our defined benefit pension plans and $1.6 million loss related to our postretirement benefit plans.  Starting January 1, 2007, we now recognize all changes in the funded status of these plans through comprehensive income, net of tax and minority interest.  Any future changes will be recognized either in net income to the extent they are reflected in periodic benefit cost, or through other comprehensive income.

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

Defined benefit plans – We maintain a defined benefit pension plan in the U.S.  We also maintain a plan in the United Kingdom related to a former disposed business unit in the U.K.  All of our defined benefit plans use a December 31 measurement date.  The benefits under our defined benefit plans are based upon years of service and employee compensation.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate.

We currently expect to contribute approximately $600,000 to all of our defined benefit pension plans during 2009.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of (in millions):

2009	$ 2.9
2010	2.8
2011	2.9
2012	2.9
2013	3.0
Next 5 years	15.8

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2007	2008
	(In thousands)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$53,351	$50,922
Elimination of early measurement date	732	-
Interest cost	2,925	2,931
Participant contributions	18	10
Plan amendment	-	27
Actuarial losses (gains), net	(2,224)	125
Change in foreign currency exchange rates	180	(2,535)
Benefits paid	(4,060)	(3,516)

Benefit obligation at end of the year	50,922	47,964

Change in plan assets:
Fair value at beginning of the year	63,199	66,706
Elimination of early measurement date	1,451	-
Actual return on plan assets	5,327	(25,593)
Employer contributions	869	560
Participant contributions	18	10
Change in foreign currency exchange rates	(98)	(2,145)
Benefits paid	(4,060)	(3,516)

Fair value of plan assets at end of year	66,706	36,022

Funded status	$15,784	$(11,942)

Amounts recognized in the Consolidated Balance Sheets:
Pension asset	$17,623	$-
Accrued pension costs:
Current	(174)	(174)
Noncurrent	(1,665)	(11,768)

	$15,784	$(11,942)
Accumulated other comprehensive income -
actuarial losses (gains), net	$(5,103)	$26,393

Accumulated benefit obligation (“ABO”)	$50,922	$47,964

The amounts shown in the table above for unrecognized actuarial gains and losses at December 31, 2007 and 2008 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2007 and 2008.  We expect that $1.2 million of the unrecognized actuarial losses will be recognized as a component of our periodic defined benefit pension cost in 2009.  The table below details the changes in other comprehensive income during 2007 and 2008.

	Years Ended December 31, (In thousands)

	2007	2008
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gains (loss) arising during the year	$1,735	$(31,640)
Amortization of unrecognized net actuarial gains	295	144
Change in measurement date	76	-

Total	$2,106	$(31,496)

The components of our net periodic defined benefit pension cost are presented in the table below.  The amount shown below for the amortization of unrecognized actuarial losses in 2007 and 2008, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2006 and 2007, respectively.

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Net periodic pension cost (income):
Interest cost on PBO	$2,889	$2,925	$2,931
Expected return on plan assets	(5,396)	(5,800)	(6,209)
Plan amendment	-	-	27
Amortization of unrecognized:
Net actuarial losses	414	295	144
Net transition obligations	(67)	-	-

Total	$(2,160)	$(2,580)	$(3,107)

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2007	2008
	(In thousands)
PBO at end of the year:
U.S. plan	$41,725	$41,440
U.K. plan	9,197	6,524

Total	$50,922	$47,964

Fair value of plan assets at end of the year:
U.S. plan	$58,239	$30,623
U.K. plan	8,467	5,399

Total	$66,706	$36,022

Plans for which the accumulated benefit obligationexceeds plan assets:
PBO	9,197	47,964
ABO	9,197	47,964
Fair value of plan assets	8,467	36,022

The weighted-average rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2007 and 2008 are 6.0% and 6.1%, respectively.  Such weighted-average rates were determined using the projected benefit obligations at each date.  At December 31, 2007 and 2008, we had no active employees participating in our defined benefit pension plans.  Such plans are closed to additional participants and assumptions regarding future compensation levels are not applicable; consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2007 and 2008.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2006, 2007 and 2008 are presented in the table below.  Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2006	2007	2008

Discount rate	5.4%	5.7%	6.0%
Long-term return on plan assets	9.6%	9.6%	9.6%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

At December 31, 2007 and 2008, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.  For the years ended December 31, 2006, 2007 and 2008, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the rate of return assumption, we considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers.  During the 20-year history of the CMRT from its inception in 1987 through December 31, 2008, the average annual rate of return has been approximately 11%.

The CMRT weighted-average asset allocation by asset category was as follows:

	December 31,
	2007	2008

Equity securities	98%	53%
Debt securities	-	43
Cash and other	2	4

Total	100%	100%

Postretirement benefits other than pensions - In addition to providing pension benefits, we also provide certain health care and life insurance benefits for eligible retired employees.  We use a December 31 measurement date for our OPEB plans.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree.  At December 31, 2008, we currently expect to contribute approximately $1.2 million to all OPEB plans during 2009.  Benefit payments, net of estimated Medicare Part D subsidy of approximately $190,000 per year, expected to be paid to OPEB plan participants are summarized in the table below:

2009	$1.2 million
2010	1.2 million
2011	1.2 million
2012	1.1 million
2013	1.0 million
Next 5 years	4.3 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2007	2008
	(In thousands)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$13,257	$11,242
Interest cost	726	655
Actuarial gain	(837)	(665)
Plan amendment	(425)	-
Net benefits paid	(1,479)	(1,118)

Obligations at end of the year	11,242	10,114

Fair value of plan assets at end of year	-	-

Funded status	$(11,242)	$(10,114)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(1,377)	$(1,231)
Noncurrent	(9,865)	(8,883)

Total	$(11,242)	$(10,114)

Accumulated other comprehensive loss:
Unrecognized net actuarial losses	$1,953	$1,288
Unrecognized prior service credit	(883)	(704)

Total	$1,070	$584

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2007 and 2008 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  In accordance with SFAS No. 158, these amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2007 and 2008.  We expect to recognize approximately $179,000 of the prior service credit as a component of our periodic OPEB cost in 2009.

The table below details the changes in other comprehensive income during 2007 and 2008.
	Years ended December 31,
	2007	2008
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income:
Net actuarial gain arising during the year	$(836)	$(665)
Current year plan amendments	(425)	-
Amortization of unrecognized:
Prior service credit	112	179
Net actuarial losses	(15)	-

Total	$(1,164)	$(486)

The components of our periodic OPEB cost are presented in the table below.  The amounts shown below for the amortization of unrecognized actuarial losses and prior service credit in 2007 and 2008, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2006 and 2007, respectively.

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Net periodic OPEB cost:
Interest cost	$734	$726	$655
Amortization of prior service credit	(112)	(112)	(179)
Recognized actuarial losses	-	15	-

Total	$622	$629	$476

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2007 and 2008 follows:

	2007	2008

Health care inflation:
Initial rate	8.5%	8.0%
Ultimate rate	5.5%	5.5%
Year of ultimate rate achievement	2014	2014

Discount rate	6.2%	5.8%

The assumed health care cost trend rate has a significant effect on the amount we report for OPEB cost.  A one-percent change in assumed health care trend rates would have the following effect:

	1% Increase	1% Decrease
	(In thousands)

Effect on net OPEB cost during 2008	$40	$(35)
Effect at December 31, 2008 on postretirement obligation	500	(450)

The weighted average discount rate used in determining the net periodic OPEB cost for 2008 was 6.2% (the rate was 5.8% in 2007 and 5.6% in 2006).  The weighted average rate was determined using the projected benefit obligation as of the beginning of each year.

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

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2007	2008
	(In thousands)

Current receivables from affiliates:
Income taxes refundable from Valhi	$1,271	$150
Note receivable from Valhi	-	3,000

Total	$1,271	$3,150

Current payables to affiliates:
Income taxes payable to Valhi	$-	$919
Note payable TIMET	250	1,000
Accrued interest payable to TIMET	559	528
Kronos	20	256
Tremont	320	436

Total	$1,149	$3,139

	December 31,
	2007	2008
	(In thousands)

Noncurrent payable to affiliate:
Note payable to TIMET	$49,980	$42,980

Less current maturities	250	1,000

Total note payable to TIMET	$49,730	$41,980

In 2007, CompX purchased or cancelled a net 2.7 million shares of its Class A common stock from TIMET.  CompX purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase and/or cancellation from TIMET was approved.  The promissory note bears interest at LIBOR plus 1% (5.05% at December 31, 2008) and provides for quarterly principal repayments of $250,000 commencing in September 2008, with the balance due at maturity in September 2014.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement.  See Note 12.  CompX may make prepayments on the promissory note payable to TIMET at any time, in any amount, without penalty.  During 2007 and 2008, CompX prepaid approximately $2.6 million and $7.0 million, respectively, on the promissory note.  Interest expense on our note payable to TIMET was approximately $.6 million and $2.2 million in 2007 and 2008, respectively.  At December 31, 2007 and 2008, approximately $50.0 million and $43.0 million, respectively, was outstanding under the promissory note, of which $250,000 and $1.0 million, respectively, was classified as a current liability. The scheduled repayments of the promissory note are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2009	$1,000
2010	1,000
2011	1,000
2012	1,000
2013	1,000
2014	37,980

Total	$42,980

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

In 2008 the independent members of our Board of Directors and the independent members of the Board of Directors of Kronos and Valhi approved the terms for us to lend up to $40 million to each of Kronos and Valhi.  Our loans to Kronos and Valhi under each of the revolving notes are unsecured, bear interest at the prime rate minus 1.5% (1.75% at December 31, 2008) with all principal due on demand (and no later than December 31, 2009).  The amount of our outstanding loans we have to Kronos and Valhi at any time is solely at our discretion.  At December 31, 2008, we had loans of $19.2 million outstanding under the revolving note to Kronos and $3.0 million outstanding to Valhi.  Loans to Kronos are included in our equity investment in Kronos.  See Note 7.  Interest earned on our notes receivable from Kronos and Valhi aggregated approximately $115,000 in 2008.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs, and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $13.8 million, $14.3 million and $14.7 million in 2006, 2007 and 2008 respectively.

Tall Pines Insurance Company and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines is wholly-owned by a subsidiary of Valhi, and EWI is a wholly-owned subsidiary of ours.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2009.

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

Note 18 – Other operating income (expense):

Insurance recoveries in 2006, 2007 and 2008 relate to amounts we received from certain of our former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our asbestos litigation defense costs.  The insurance recoveries we recognized in each year include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from these carriers for the defense costs we incurred because of certain issues that arise regarding which defense costs qualify for reimbursement.  Insurance recoveries in 2006 also include amounts we received for prior legal defense and indemnity coverage for certain of our environmental expenditures.  We do not expect to receive any further material insurance settlements relating to environmental remediation matters.

While we continue to seek additional insurance recoveries for lead pigment and asbestos litigation matters, we do not know the extent to which we will be successful in obtaining additional reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.  Any additional insurance recoveries would be recognized when the receipt is probable and the amount is determinable.

The litigation settlement gain is discussed in Note 19.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified. In some cases, the damages are unspecified pursuant to the requirements of applicable state law.  A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs.  In addition, various other cases are pending (in which we are not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint.  Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

We believe that these actions are without merit, and we intend to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously.  We do not believe it is probable that we have incurred any liability with respect to all of the lead pigment litigation cases to which we are a party, and liability to us that may result, if any, in this regard cannot be reasonably estimated, because:
•	we have never settled any of these cases,
•	no final, non-appealable adverse verdicts have ever been entered against us, and
•	we have never ultimately been found liable with respect to any such litigation matters.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2008, we have not recognized any receivables for recoveries.

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

	Years ended December 31,
	2006	2007	2008
	(In thousands)

Balance at the beginning of the year	$54,947	$50,713	$50,330
Additions charged to expense, net	3,958	4,368	6,779
Payments, net	(8,192)	(4,751)	(7,055)

Balance at the end of the year	$50,713	$50,330	$50,054

Amounts recognized in the balance sheet:
Current liability	$9,778	$11,863	$9,834
Noncurrent liability	40,935	38,467	40,220

Total	$50,713	$50,330	$50,054

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  At December 31, 2008, we had accrued approximately $50 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $76 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At December 31, 2008, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property we owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because such funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding and we would be indemnified against certain environmental liabilities related to such property.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  In late June 2008 the settlement agreement was reinstated, and the initial closing under the reinstated settlement agreement occurred in October 2008.  At the October 2008 initial closing, we received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a promissory note in the amount of $15.0 million, in exchange for the release of our equitable lien on a portion of the property.  The agreement calls for two subsequent closings that are scheduled to take place in April 2009 and October 2010, respectively, and that are subject to, among other things, our receipt of certain additional payments.  In exchange for the additional payments we would receive at the two subsequent closings, we would release our equitable lien on the remaining two portions of the property.  The settlement agreement provides for the dismissal of the pending condemnation proceeding with prejudice.  Our carrying value of this property was approximately $6.5 million at the time of the October 2008 agreement.

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

For financial reporting purposes, we have accounted for the aggregate consideration received at the October 2008 closing of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a pre-tax gain related to the October 2008 closing based on the difference between the aggregate $54.6 million consideration received and the carrying value of the portion of the property for which we have released our equitable lien ($5.8 million).  Accordingly, we recognized a pre-tax gain in the fourth quarter of 2008 of approximately $48.8 million.    Similarly, the cash consideration we received at the initial closing is reflected, and the proceeds from collecting the principal on the $15.0 million promissory note will be reflected, as an investing activity in our Consolidated Statement of Cash Flows.

In addition to the consideration that we received at the October 2008 closing, as part of the June 2008 agreement, we became entitled to receive the interest that had accrued on the escrow funds, and in May 2008 we received approximately $4.3 million of such interest, which we recognized as interest income during the second quarter of 2008.

Insurance coverage claims

We are involved in certain legal proceedings with a number of our former insurance carriers regarding the nature and extent of the carriers’ obligations to us under insurance policies with respect to certain lead pigment and asbestos lawsuits. The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or asbestos litigation matters in determining related accruals.  We recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us, because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.

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

In February 2006, we were served with a complaint in Certain Underwriters at Lloyds, London v. Millennium Holdings LLC et al. (Supreme Court of the State of New York, County of New York, Index No. 06/60026).  The plaintiff, a former insurance carrier of ours, seeks a declaratory judgment of its obligations to us under insurance policies issued to us by the plaintiff with respect to certain lead pigment lawsuits.

In December 2008, we reached partial settlements with the plaintiffs in the two cases discussed above, pursuant to which the two former insurance carriers agreed to pay us an aggregate of approximately $7.2 million in settlement of certain counter-claims related to past lead pigment and asbestos defense costs.  We received these funds from the carriers in January 2009.  In connection with these partial settlements, we agreed to dismiss the case captioned NL Industries, Inc. v. OneBeacon America Insurance Company, et al. (District Court for Dallas County, Texas, Case No. 05-11347), and in January 2009 we filed a notice of non-suit without prejudice in that matter.  The remaining claims in New York state cases are proceeding in the trial court.

Other litigation

In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, we set aside funds as payment for the shares of EMS, but as of December 31, 2008 the former minority shareholders have not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of December 31, 2008 and remains recognized as a current liability in our Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The defendants are us, Contran, Valhi and certain of our and EMS’s current or former officers or directors.  The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants have committed fraud, breach of fiduciary duty, civil conspiracy, breach of contract and tortious interference with economic relations.  We believe that these claims are without merit and have denied all liability therefor.  We and EMS have also filed counterclaims against the former minority shareholders relating to the formation and management of EMS.  Trial is scheduled for July 2009.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  Approximately 465 of these types of cases remain pending, involving a total of approximately 5,400 plaintiffs.  In addition, the claims of approximately 4,400 former plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
•	facts concerning historical operations,
•	the rate of new claims,
•	the number of claims from which we have been dismissed, and
•	our prior experience in the defense of these matters

we believe that the range of reasonably possible outcomes of these matters will be consistent with our historical costs (which are not material).  Furthermore, we do not expect any reasonably possible outcome would involve amounts material to our consolidated financial position, results of operations or liquidity.  We have sought and will continue to vigorously seek, dismissal and/or a finding of no liability from each claim.  In addition, from time to time, we have received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries, including notices provided to insurers with which we have entered into settlements extinguishing certain insurance policies.  These insurers may seek indemnification from us.

In February 2009, a complaint was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary, Waterloo Furniture Components Limited.  The products are alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in 2011.  We intend to deny the infringement before the ITC and seek to dismiss the complaint.  In addition, in February 2009 a complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, by Humanscale against CompX and Waterloo Furniture Components Limited.  CompX denies the allegations of patent infringement noted in this complaint.

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

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 38% of sales in 2006, 31% in 2007 and 35% in 2008.  No customer accounted for sales of 10% or more in 2006, 2007 or 2008.

At December 31, 2008, consolidated cash, cash equivalents and restricted cash includes $11.9 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2007 - $31.9 million), all of which is held in trust by a single U.S. bank.

Other

Rent expense, principally for CompX operating facilities and equipment was $787,000 in 2006, $429,000 in 2007 and $648,000 in 2008.  At December 31, 2008, future minimum rentals under noncancellable operating leases are approximately:

Years ending December 31,	Amount
(In thousands)

2009	$587
2010	341
2011	330
2012	201

Total	$1,459

CompX has firm purchase commitments for capital projects in process and for raw material and other purchase commitments outstanding at December 31, 2008.  The purchase obligations consist of all open purchase orders and contractual obligations, primarily commitments to purchase raw materials.  All purchase commitments at December 31, 2008 are expected to be fulfilled in 2009.

Income taxes

We and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1.  Under applicable law, we, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  Valhi has agreed, however, to indemnify us for any liability for income taxes of the Contran Tax Group in excess of our tax liability previously computed and paid by NL in accordance with the tax allocation policy.  In this regard, in the event that all or a portion of the $10.8 million income tax liability discussed in Note 15 related to the shares of TIMET transferred by Valhi to us in 2007 becomes payable by Contran to the applicable tax authority, we and every other member of the Contran Tax Group would be jointly and severally liable for such income tax liabilities in the event Contran did not pay such tax to the applicable tax authority.  However, in this event, we would also have the benefit of Valhi’s indemnification, as described above.

Note 20 - Financial instruments:

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis.  SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements to be classified and disclosed in one of three categories, see Notes 1 and 21.

There was no impact for the adoption of SFAS No. 157 to the Consolidated Financial Statements.  The following table summarizes the valuation of our investments and financial instruments by the above SFAS No. 157 categories as of December 31, 2008.

		Fair Value Measurements at December 31, 2008
	Total		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
		(in millions)

Marketable securities:
Current	$5.5	$-	$5.5
Noncurrent	64.0	64.0	-

See Note 4 for information on how we determine fair value of our marketable securities.

Certain of our sales generated by CompX's non-U.S. operations are denominated in U.S. dollars.  CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  CompX has not entered into these contracts for trading or speculative purposes in the past, nor do they anticipate entering into such contracts for trading or speculative purposes in the future.  Most of the currency forward contracts CompX enters into meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of the hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, CompX enters into currency forward contracts which do not meet the criteria for hedge accounting.  CompX marks-to-market the estimated fair value of such contracts at each balance sheet date based on quoted market prices for such forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for such forward contracts are a Level 1 input as defined by SFAS No. 157, Fair Value Measurements.  See Note 21.  To manage such currency exchange rate risk, at December 31, 2008, CompX held a series of contracts to exchange an aggregate U.S. $7.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to $1.26 per U.S. dollar.  These contracts qualified for hedge accounting and mature through June 2009.  The exchange rate was $1.22 per U.S. dollar at December 31, 2008.  The estimated fair value of the contracts was not material at December 31, 2008.  We had no currency forward contracts outstanding at December 31, 2007.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2007 and 2008:

	December 31, 2007		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$51.9	$51.9	$29.4	$29.4

Promissory note receivable	-	-	$15.0	$15.0

Note payable to affiliate	$50.0	$50.0	$43.0	$43.0

Minority interest in CompX common stock	$14.4	$25.2	$11.9	$8.5

Common stockholders’ equity	$246.8	$555.4	$188.9	$651.2

The fair value of our current marketable equity securities, restricted marketable debt securities, minority interest in CompX and our common stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by SFAS No. 157.  The fair value of our promissory note receivable and our variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 21 – Recent accounting pronouncements:

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

Fair Value Option - In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during 2008; therefore the adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007 and 2008:

	December 31,
	2007	2008
	(In millions)
Unrecognized liabilities:
Balance at the beginning of the period	$23.1	$21.1
Tax positions taken in prior periods:
Gross increases	-	-
Gross decreases	-	(.3)
Settlements with taxing authorities-cash paid	(.3)	-
Lapse of applicable statute of limitations	(1.7)	(2.0)
Balance at the end of the period	$21.1	$18.8

If our uncertain tax positions were recognized, a benefit of $19.0 million and $16.8 million would affect our effective income tax rate from continuing operations in 2007 and 2008, respectively.  We currently estimate that our unrecognized tax benefits will decrease by approximately $1.9 million during the next twelve months due to the resolution of certain examination and filing procedures related to one or more of our subsidiaries and to the expiration of certain statutes of limitations.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 and 2008 was not material, and at December 31, 2007 and December 31, 2008 we had $1.3 million and $.5 million, respectively accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2005 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2003 for Taiwan and 2004 for Canada.

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

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Note 22 -                           Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2007
Net sales	$43.6	$45.2	$46.4	$42.5
Gross margin (a)	12.1	11.9	11.9	9.3

Net income (loss)(b)	5.8	(1.5)	(16.0)	10.0

Diluted earnings (loss) per common share	$.12	$(.03)	$(.33)	$.21

Year ended December 31, 2008
Net sales	$40.5	$43.7	$43.9	$37.4
Gross margin	9.4	11.0	11.2	8.2

Net income (loss) (c)	(.3)	4.0	(6.8)	36.3

Diluted earnings (loss) per common share	$(.01)	$.08	$(.14)	$.75

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.
(a)  Income from operations for the quarters ended September 30, 2007 andDecember 31, 2007 was impacted by $808,000 and $1.9 million,respectively, of costs related to the consolidation of three of CompX’s northern Illinois facilities into one new facility including a $600,000 charge to write-down a vacated facility to its estimated net realizable value. See Note 14. We have reclassified certain third quarter 2007 amounts to conform to the year-end presentation.

      (b)   Net income in the fourth quarter of 2007 includes:

•	$14.7 million gain from our sale of 800,000 shares of TIMET common stock to Valhi. See Note 4.
•
$2.7 million expense related to the consolidation of three of CompX’s northern Illinois facilities into one new facility including a $600,000 charge to write-down a vacated facility to its estimated net realizable value, see Note 14; and

•	$32.5 million charge included in our equity in earnings of Kronos in the third quarter for a change in the German tax rates.

(c) We recognized the following amounts during 2008:
•	$10.1 million goodwill impairment charge in the third quarter of 2008, see Note 8; and
•	$48.8 million pre-tax gain in the fourth quarter for a litigation settlement, see Note 19.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

 (In thousands)

	December 31,
	2007	2008

Current assets:
Cash and cash equivalents	$4,542	$1,075
Restricted cash equivalents	143	2,452
Restricted marketable debt securities	5,301	5,371
Accounts and notes receivable	208	7,343
Receivable from subsidiaries and affiliates	1,758	6,308
Prepaid expenses	39	35
Deferred income taxes	4,009	3,611

Total current assets	16,000	26,195

Other assets:
Marketable securities	79,500	46,317
Investment in subsidiaries	122,524	97,419
Investment in Kronos Worldwide, Inc.	147,119	133,745
Pension asset	17,623	-
Other	1,560	15,490
Property and equipment, net	875	647

Total other assets	369,201	293,618

Total assets	$385,201	$319,813

Current liabilities:
Accounts payable and accrued liabilities	$6,152	$6,755
Payable to subsidiaries and affiliates	2,607	22,185
Accrued environmental costs	8,521	7,253

Total current liabilities	17,280	36,193

Noncurrent liabilities:
Deferred income tax	73,754	39,240
Accrued environmental costs	11,049	13,542
Accrued pension cost	1,665	11,767
Accrued postretirement benefits cost	9,865	8,883
Other	25,126	21,824

Total noncurrent liabilities	121,459	95,256

Stockholders' equity	246,462	188,364

Total liabilities and stockholders' equity	$385,201	$319,813

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In thousands)

	Years ended December 31,
	2006	2007	2008

Revenues and other income (expense):
Equity in income (losses) of subsidiaries and affiliates	$37,972	$(18,401)	$(3,706)
Litigation settlement gain	-	-	52,266
Interest and dividends	1,976	1,482	6,266
Securities transactions, net	-	22,741	-
Insurance recoveries	7,656	5,659	9,610
Other income (expense), net	85	(215)	65

Total revenues and other income	47,689	11,266	64,501

Costs and expenses:
Corporate expense	22,797	28,842	23,516
Interest	7	1	-

Total costs and expenses	22,804	28,843	23,516

Income (loss) before income taxes	24,885	(17,577)	40,985

Income tax expense (benefit)	(1,225)	(15,846)	7,801

Net income (loss)	$26,110	$(1,731)	$33,184

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

 (In thousands)

	Years ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income (loss)	$26,110	$(1,731)	$33,184
Distributions from Kronos	17,516	17,516	17,532
Distributions from CompX	5,351	8,376	5,378
Deferred income taxes	7,009	(5,871)	(4,250)
Equity in earnings of subsidiaries and investments	(37,972)	18,401	3,706
Securities transactions	-	(22,741)	-
Litigation settlement gain	-	-	(52,266)
Other, net	(3,097)	(1,578)	(2,429)
Net change in assets and liabilities	(4,843)	(15,795)	(9,700)

Net cash provided by (used in) operating activities	10,074	(3,423)	(8,845)

Cash flows from investing activities:
Capital expenditures	-	(175)	(45)
Loans to affiliates, net	-	-	(22,210)
Proceeds from real estate-related litigation settlement	-	-	39,550
Change in restricted cash equivalents and marketable debt securities, net	(10)	(7)	(2,379)
Purchase of CompX common stock	(2,318)	-	(1,081)
Proceeds from disposal of marketable securities	-	26,800	-
Other	(57)	-	(794)

Net cash provided by (used in) investing activities	(2,385)	26,618	13,041

Cash flows from financing activities:
Loans from affiliates, net	7,380	(5,380)	16,630
Dividends paid	(24,284)	(24,295)	(24,299)
Common stock issued	88	-	6

Net cash used in financing activities	(16,816)	(29,675)	(7,663)

Net change during the year from operating investing and financing activities	(9,127)	(6,480)	(3,467)
Balance at beginning of year	20,149	11,022	4,542

Balance at end of year	$11,022	$4,542	$1,075

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

December 31, 2008

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

Note 2 – Investment in and advances to subsidiaries:

	December 31,
	2007	2008
	(In thousands)
Current:
Receivable from:
Valhi – income taxes	$1,271	$150
CompX – income taxes	282	-
EMS – income taxes	71	-
Valhi	-	3,000
EMS	-	3,158
Other	134	-

Total	$1,758	$6,308

Payable to:
EWI - promissory note	$2,000	$2,000
EMS - promissory note	-	16,630
CompX – income taxes	223	1,472
Valhi – income taxes	-	919
EWI – income taxes	44	16
EMS – income taxes	-	456
Tremont	320	436
Kronos	20	256

Total	$2,607	$22,185

	December 31,
	2007	2008
	(In thousands)
Investment in:
CompX	$97,266	$86,372
Other subsidiaries	25,258	11,047

Total	$122,524	$97,419

	_Years ended December 31,_
	2006	2007	2008
	(In thousands)

Equity in earnings (losses) of subsidiaries and affiliates:
Kronos	$29,345	$(23,901)	$3,229
CompX	8,188	6,356	(3,257)
Other subsidiaries	439	(856)	(3,678)

Total	$37,972	$(18,401)	$(3,706)

We have a demand revolving promissory note between us and EWI Re, Inc., that provides for borrowings of up to $3 million.  Our loans from EWI are unsecured and bear interest at a rate equal to the three month United States LIBOR rate plus 1.75% per year with all principal due on demand (and no later than December 31, 2009).

We also have a demand revolving promissory note with EMS, for borrowings up to $21 million.  Our loans from EMS are unsecured and  bear interest at a rate equal to the three month United States LIBOR rate plus one 1.75% per year with all principal due on demand (and no later than December 31, 2009).