Form 10-Q
period 2009-03-31
NL INDUSTRIES INC
filed 2009-05-06
CIK 72162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
Commission file number 1-640

NL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	13-5267260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700
Dallas, Texas 75240-2697
(Address of principal executive offices)

Registrant's telephone number, including area code: (972) 233-1700

Indicate by check mark:

Whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No

Whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes     No

*	The registrant has not yet been phased into the interactive data requirements

Whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Large accelerated filer     Accelerated filer  X  Non-accelerated filer     Smaller reporting company

Whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  X

Number of shares of the registrant's common stock outstanding on April 30, 2009: 48,605,584.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2008; March 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three months ended March 31, 2008 and 2009	5

	Condensed Consolidated Statement of Stockholders' Equity
	and Comprehensive Loss -
	Three months ended March 31, 2009 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Three months ended March 31, 2008 and 2009	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4.	Controls and Procedures	35

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	37

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2008	March 31, 2009
		(unaudited)

Current assets:
Cash and cash equivalents	$16,450	$14,627
Restricted cash and cash equivalents	7,457	7,325
Marketable securities	5,534	5,324
Accounts and other receivables, net	28,663	18,347
Inventories, net	22,661	20,880
Prepaid expenses and other	1,435	1,255
Deferred income taxes	5,766	5,623

Total current assets	87,966	73,381

Other assets:
Marketable equity securities	64,000	52,869
Investment in and advances to Kronos Worldwide, Inc.	133,745	122,875
Goodwill	44,194	44,074
Assets held for sale	3,517	3,517
Other assets, net	17,832	17,744

Total other assets	263,288	241,079

Property and equipment:
Land	12,232	12,100
Buildings	32,723	32,772
Equipment	115,546	118,242
Construction in progress	4,406	1,398
	164,907	164,512
Less accumulated depreciation	96,625	97,760

Net property and equipment	68,282	66,752

Total assets	$419,536	$381,212

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND EQUITY	December 31, 2008	March 31, 2009
		(unaudited)

Current liabilities:
Accounts payable	$6,802	$4,767
Accrued liabilities	27,614	23,755
Accrued environmental costs	9,834	9,284
Income taxes	1,167	103

Total current liabilities	45,417	37,909

Non-current liabilities:
Note payable to affiliate	41,980	41,730
Accrued environmental costs	40,220	38,896
Accrued pension costs	11,768	11,543
Accrued postretirement benefit (OPEB) costs	8,883	8,832
Deferred income taxes	49,215	45,362
Other	21,823	21,717

Total non-current liabilities	173,889	168,080

Equity:
NL Stockholders' equity:
Common stock	6,074	6,075
Additional paid-in capital	330,879	329,922
Retained earnings	16,909	-
Accumulated other comprehensive loss	(165,498)	(172,291)

Total NL stockholders' equity	188,364	163,706

Noncontrolling interest in subsidiary	11,866	11,517

Total equity	200,230	175,223

Total liabilities and equity	$419,536	$381,212

Commitments and contingencies (Note 10)
See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2008	2009
	(unaudited)

Net sales	$40,520	$28,476
Cost of sales	31,078	23,702

Gross margin	9,442	4,774

Selling, general and administrative expense	6,404	5,679
Other operating income (expense):
Insurance recoveries	83	725
Other expense	(31)	(31)
Corporate expense	(3,776)	(4,366)

Loss from operations	(686)	(4,577)

Equity in net loss of Kronos Worldwide, Inc.	(140)	(9,554)
Other income (expense):
Interest and dividends	964	723
Interest expense	(762)	(323)

Loss before income taxes	(624)	(13,731)

Income tax benefit	(550)	(1,813)

Net loss	(74)	(11,918)

Noncontrolling interest in net income (loss) of subsidiary	216	(75)

Net loss attributable to NL stockholders	$(290)	$(11,843)

Amounts attributable to NL stockholders:

Basic and diluted net loss per share	$(.01)	$(.24)

Cash dividend per share	$.125	$.125

Basic and diluted average shares outstanding	48,592	48,602

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Three months ended March 31, 2009

(In thousands)

	NL Stockholders’ Equity
				Accumulated
		Additional	Retained	other	Noncontrolling
	Common	paid-in	earnings	comprehensive	interest in	Total	Comprehensive
	stock	capital	(deficit)	loss	subsidiary	equity	loss
				(unaudited)

Balance at December 31, 2008	$6,074	$330,879	$16,909	$(165,498)	$11,866	$200,230

Net loss	-	-	(11,843)	-	(75)	(11,918)	$(11,918)

Other comprehensive income, net	-	-	-	(6,793)	(73)	(6,866)	(6,866)

Issuance of common stock	1	52	-	-		53	-

Dividends	-	(1,009)	(5,066)	-	(201)	(6,276)	-

Balance at March 31, 2009	$6,075	$329,922	$-	$(172,291)	$11,517	$175,223

Comprehensive loss							$(18,784)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(74)	$(11,918)
Depreciation and amortization	2,391	2,107
Deferred income taxes	(796)	(358)
Equity in net loss of Kronos Worldwide, Inc.	140	9,554
Dividends from Kronos Worldwide, Inc.	4,379	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(752)	202
Other postretirement benefit expense	119	93
Other, net	110	264
Change in assets and liabilities:
Accounts and other receivables, net	1,288	9,356
Inventories, net	(500)	1,587
Prepaid expenses and other	112	72
Accrued environmental costs	(657)	(1,874)
Accounts payable and accrued liabilities	(2,550)	(5,195)
Income taxes	159	(1,279)
Accounts with affiliates	804	(2,843)
Other, net	(1,240)	(369)

Net cash provided by (used in) operating activities	2,933	(601)

Cash flows from investing activities:
Capital expenditures	(1,457)	(335)
Change in restricted cash equivalents and marketable debt securities, net	(477)	281
Collections of loans to affiliates	-	5,590
Proceeds from disposal of:
Marketable securities	360	55
Property and equipment	34	2
Assets held for sale	250	-
Purchase of:
CompX common stock	(496)	-
Kronos common stock	-	(139)
Valhi common stock	-	(33)

Net cash provided by (used in) investing activities	(1,786)	5,421

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three months ended March 31,
	2008	2009
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(6,074)	(6,075)
Distributions to noncontrolling interests in subsidiary	(216)	(201)
Proceeds from issuance of common stock	-	53
Repayment of note payable to affiliate	-	(250)
Other, net	6	(97)

Net cash used in financing activities	(6,284)	(6,570)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(5,137)	(1,750)
Currency translation	515	(73)
Cash and cash equivalents at beginning of period	41,112	16,450

Cash and cash equivalents at end of period	$36,490	$14,627

Supplemental disclosures:
Cash paid (received) for:
Interest	$571	571
Income taxes, net	(650)	2,240
Non-cash investing activity:
Accrual for capital expenditures	211	365

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at March 31, 2009.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the SEC on March 11, 2009 (the “2008 Annual Report”), except as discussed in Note 12.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2008	March 31, 2009
	(In thousands)

Trade receivables	$17,598	$14,708
Other receivables	8,288	1,756
Receivable from affiliates:
Note receivable from Valhi	3,000	-
Income taxes from Valhi	150	2,077
Other	-	3
Refundable income taxes	338	576
Allowance for doubtful accounts	(711)	(773)

Total	$28,663	$18,347

Note 3 – Inventories, net:

	December 31, 2008	March 31, 2009
	(In thousands)

Raw materials	$7,552	$7,364
Work in process	8,225	7,213
Finished products	6,884	6,303

Total	$22,661	$20,880

Note 4 - Marketable equity securities:

	December 31, 2008	March 31, 2009
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,372	$5,224
Other marketable securities	162	100

Total	$5,534	$5,324

Noncurrent assets (available-for-sale):
Valhi common stock	$51,234	$44,942
TIMET common stock	12,766	7,927

Total	$64,000	$52,869

Our investments in Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by SFAS No. 157.  At December 31, 2008 and March 31, 2009, we owned approximately 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock.  At March 31, 2009, the quoted market price of Valhi’s and TIMET’s common stock was $9.38 and $5.47 per share, respectively.  At December 31, 2008, such quoted market prices were $10.70 and $8.81 per share, respectively.

Note 5 – Investment in and advances to Kronos Worldwide, Inc.:

At December 31, 2008 and March 31, 2009, we owned approximately 17.6 million shares of Kronos common stock.  At March 31, 2009, the quoted market price of Kronos’ common stock was $7.69 per share, or an aggregate market value of $135.4 million.  At December 31, 2008, the quoted market price was $11.65, or an aggregate market value of $205.0 million.

In 2008 the independent members of our Board of Directors and the independent members of the Board of Directors of Kronos approved the terms for us to lend up to $40 million to Kronos.  Such loan is unsecured, bears interest at the prime rate minus 1.5% (1.75% at March 31, 2009) with all principal due on demand (and no later than December 31, 2009).  The amount of our outstanding loans we have to Kronos at any time is solely at our discretion.  Kronos repaid a net $2.6 million of such loan during the first quarter of 2009.  Interest earned on our notes receivable from Kronos aggregated approximately $77,700 in the first three months of 2009.

The composition of our investment in and advances to Kronos at December 31, 2008 and March 31, 2009 is summarized below.

	December 31, 2008	March 31, 2009
	(In millions)

Investment in Kronos	$114.5	$106.3
Loan to Kronos	19.2	16.6

Total assets	$133.7	$122.9

The change in the carrying value of our investment in Kronos during the first three months of 2009 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$114.5
Equity in net loss of Kronos	(9.6)
Other, principally equity in other comprehensive income items of Kronos	1.4

Balance at the end of the period	$106.3

Selected financial information of Kronos is summarized below:

	December 31, 2008	March 31, 2009
	(In millions)

Current assets	$589.5	$523.9
Property and equipment, net	485.5	473.5
Investment in TiO2 joint venture	105.6	107.4
Other noncurrent assets	178.1	189.7

Total assets	$1,358.7	$1,294.5

Current liabilities	$204.4	$216.5
Long-term debt	618.5	571.0
Note payable to NL	19.2	16.6
Accrued pension and postretirement benefits	134.2	127.3
Other non-current liabilities	64.5	68.7
Stockholders’ equity	317.9	294.4

Total liabilities and stockholders’ equity	$1,358.7	$1,294.5

	Three months ended March 31,
	2008	2009
	(In millions)

Net sales	$332.5	$248.0
Cost of sales	275.4	243.9
Income (loss) from operations	9.7	(26.3)
Net loss	(.4)	(26.6)

Note 6 – Other assets:

	December 31, 2008	March 31, 2009
	(In thousands)

Promissory note receivable	$15,000	$15,000
Other	2,832	2,744

Total	$17,832	$17,744

Note 7 – Accrued liabilities:

	December 31, 2008	March 31, 2009
	(In thousands)

Current:
Employee benefits	$8,158	$5,431
Professional fees	3,624	3,720
Payable to affiliates:
Income taxes – Valhi	919	-
Note payable to TIMET	1,000	1,000
Accrued interest payable to TIMET	528	250
Other	692	574
Reserve for uncertain tax positions	212	496
Other	12,481	12,284

Total	$27,614	$23,755

Noncurrent:
Reserve for uncertain tax positions	$19,121	$19,140
Insurance claims and expenses	1,197	1,168
Other	1,505	1,409

Total	$21,823	$21,717

Note 8 - Income tax benefit:

	Three months ended March 31,
	2008	2009
	(In millions)

Expected tax benefit at U.S. federal statutory income tax rate of 35%	$(.2)	$(4.8)
Non-U.S. tax rates	(.1)	-
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(.5)	2.7
Other, net	.2	.3

Total	$(.6)	$(1.8)

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

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended March 31,
	2008	2009
	(In thousands)

Interest cost	$767	$723
Expected return on plan assets	(1,560)	(818)
Recognized actuarial losses	41	297

Total	$(752)	$202

Postretirement benefits - The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended March 31,
	2008	2009
	(In thousands)

Interest cost	$164	$138
Amortization of prior service credit	(45)	(45)

Total	$119	$93

Contributions – We expect our 2009 contributions for our pension and other postretirement benefit plans to be consistent with the amount disclosed in our 2008 Annual Report.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified.  In some cases, the damages are unspecified pursuant to the requirements of applicable state law.  A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs.  In addition, various other cases (in which we are not a defendant) are pending seeking recovery for injury allegedly caused by lead pigment and lead-based paint.  Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At March 31, 2009, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first three months of 2009 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$50,054
Additions charged to expense, net	79
Payments, net	(1,953)

Balance at the end of the period	$48,180

Amounts recognized in the balance sheet at the end of the period:
Current liability	$9,284
Noncurrent liability	38,896

Total	$48,180

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations.  At March 31, 2009, we had accrued approximately $48 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $74 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At March 31, 2009, there were approximately 25 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property we owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because such funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated such agreement.  In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding and we would be indemnified against certain environmental liabilities related to such property.  The initial closing under the definitive settlement agreement occurred in October 2008.  In April 2009, the second closing was partially completed, pursuant to which we received an aggregate of $8 million in cash.  An additional $3.8 million, representing the remainder of the consideration due to us at the second closing, is currently expected to be received later in the second quarter of 2009.  The agreement calls for one final closing that is scheduled to occur in October 2010 and that is subject to, among other things, our receipt of certain additional payments.  In exchange for these additional payments at the second and third closings, we would release our equitable lien on the remaining portion of the property.  Our carrying value of this property was approximately $800,000 at March 31, 2009.  For financial reporting purposes, in the second quarter of 2009 we will account for the aggregate consideration received at the such closing by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we anticipate that we will recognize a pre-tax gain related to the second closing based on the difference between the aggregate cash consideration received and the carrying value of the portion of the property for which our equitable lien will be released ($316,000).

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

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2008 Annual Report.

Other litigation

In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, we set aside funds as payment for the shares of EMS, but as of December 31, 2008 the former minority shareholders have not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of March 31, 2009 and remains recognized as a current liability in our Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

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

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  During the first quarter of 2009, certain of these cases involving multiple plaintiffs were separated into single-plaintiff cases.  As a result, the total number of outstanding cases increased.  Approximately 1,234 of these types of cases remain pending, involving a total of approximately 3,400 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
•	facts concerning historical operations,
•	the rate of new claims,
•	the number of claims from which we have been dismissed and
•	our prior experience in the defense of these matters,
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

On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary (“investigation”).  The products are alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a target date of June 14, 2010 for its findings.  CompX denies any infringement alleged in the investigation and plan to defend itself with respect to any claims of infringement by Humanscale.

On February 13, 2009, a Complaint for Patent Infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the Complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of CompX’s keyboard support arm patents (U.S. 5,037,054 and U.S. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing our motion to stay their patent infringement claims but opposing CompX’s patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions on April 24, 2009 and awaits a hearing by the judge with respect to these motions.

On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX International Inc.  Accuride alleges that CompX Precision Slides Inc. and CompX International Inc. manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097 B2.  Accuride seeks an order declaring willful infringement of one or more claims of the ‘097 patent; an order enjoining CompX from making or selling slides that so infringe; damages for such willful infringement to be at least $1,000,000; and costs and attorneys’ fees.  CompX was on April 24, 2009 served with a summons in this matter and intends to file an answer denying any claims of infringement made by Accuride.

For a discussion of other legal proceedings to which we are a party, refer to our 2008 Annual Report.

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

CompX stock repurchase program

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled.  CompX did not purchase any shares of its common stock during the first quarter of 2009.

Note 11 – Currency forward exchange contracts:

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  At March 31, 2009, we held a series of contracts to exchange an aggregate of U.S. $3.9 million for an equivalent value of Canadian dollars at an exchange rate of Cdn. $1.25 per U.S. dollar.  These contracts qualified for hedge accounting and mature through June 2009.  The exchange rate was $1.25 per U.S. dollar at March 31, 2009.  The estimated fair value of the contracts was not material at March 31, 2009.

Note 12 – Recent accounting pronouncements:

Noncontrolling Interest – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under previous GAAP such changes in ownership generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  The expanded disclosure and reclassification of noncontrolling interest to equity are included in these financial statements.  At March 31, 2009 the change in other comprehensive income attributable to noncontrolling interest includes $73,000 in currency translation losses.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at March 31, 2009 are marked to market at each balance sheet date and are accounted for under hedge accounting.  See Note 11.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, the enhanced disclosure requirements of this new standard did not have a significant effect on our Condensed Consolidated Financial Statements.

Other-Than-Temporary Impairments - In April 2009 the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity, and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP will become effective for us in the second quarter of 2009 and is not expected to have a material effect on our Condensed Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments at interim as well as annual periods.  Prior to the adoption of the FSP we are only required to disclose this information annually.  This FSP will become effective for us in the second quarter of 2009 and its adoption will not affect our Condensed Consolidated Financial Statements.

Benefit Plan Asset Disclosures. During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will become effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

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

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	Demand for office furniture,
•	Demand for high performance marine components,
•	Substitute products,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	The introduction of trade barriers,
•	Service industry employment levels,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar),
•	Operating interruptions (including, but not limited to, labor disputes, natural disasters, fires, explosions, unscheduled or unplanned downtime, leaks and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to maintain sufficient liquidity,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	CompX’s and Kronos’ ability to renew or refinance credit facilities,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
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

•	The ultimate resolution of pending litigation (such as our lead pigment, environmental and patent matters), and
•	Possible future litigation.

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

Results of Operations

Net Loss Overview

Quarter Ended March 31, 2009 Compared to Quarter Ended
 March 31, 2008

Our net loss attributable to NL stockholders was $11.8 million, or $.24 per share, in the first quarter of 2009 compared to a net loss of $.3 million, or $.01 per share, in the first quarter of 2008.  Our loss per share increased from 2008 to 2009 due primarily to the net effect of:

•	higher equity in losses from Kronos in 2009,
•	lower component products income from operations in 2009,
•	higher defined benefit pension expense in 2009, and
•	higher insurance recoveries in 2009.

Income (loss) from Operations

The following table shows the components of our loss from operations.

	Three months ended
	March 31,		%
	2008	2009	Change
	(In millions)

CompX	$3.0	$(.9)	(130)%
Insurance recoveries	.1	.7	773%
Corporate expense and other, net	(3.8)	(4.4)	16%

Loss from operations	$(.7)	$(4.6)	567%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended
	March 31,		%
	2008	2009	Change
	(In millions)

Net sales	$40.5	$28.5	(30)%
Cost of sales	31.1	23.7	(24)%

Gross margin	$9.4	$4.8

Income (loss) from operations	$3.0	$(.9)	(130)%

Percentage of net sales:
Cost of sales	77%	83%
Income (loss) from operations	7%	(3)%

Net sales – Our component products sales decreased $12.0 million, or 30%, to $28.5 million in the first quarter of 2009 as compared to $40.5 million in the first quarter of 2008.  Net sales decreased due to lower order rates from our customers resulting from unfavorable economic conditions in North America.

Cost of sales and gross margin – Our component products cost of sales as a percentage of sales increased by 6% in the first quarter of 2009 compared to 2008.  As a result, gross margin decreased over the same period.  The resulting decline in gross margin is primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under- utilization of capacity partially offset by cost reductions implemented in response to lower sales.

Income (loss) from operations - Our component products income from operations decreased in the first quarter of 2009 to a loss of $937,000 compared to income of $3.0 million for the first quarter of 2008.  As a percentage of net sales, operating income (loss) decreased for the first quarter of 2009 compared to the first quarter of 2008 due to the impact of lower gross margin discussed above.

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from our non-U.S. operations are denominated in the U.S. dollar, with the remainder denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for these non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of CompX’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  CompX’s net sales were negatively impacted while operating income was positively impacted by currency exchange rates in the following amounts as compared to the currency exchange rates in effect during the corresponding period in the prior year:

Three months ended March 31, 2009 vs. 2008
Increase (decrease), in thousands
Impact on:
Net sales	$(593)
Income from operations	688

The negative impact on sales relates to sales denominated in non-U.S. dollar currencies translated into lower U.S. dollar sales due to a weakening of the local currency in relation to the U.S. dollar.  The positive impact on operating income results from the U.S. dollar denominated sales of non-U.S. operations converted into higher local currency amounts due to the strengthening of the U.S. dollar.  This positively impacted our gross margin as it results in more local currency generated from sales to cover the costs of non-U.S. operations which are denominated in local currency.

Outlook - Demand for CompX’s products continues to slow as customers react to the condition of the overall economy.  While changes in market demand are not within its control, CompX is focused on the areas it can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect that CompX’s lean manufacturing and cost improvement initiatives to continue to positively impact productivity and result in a more efficient infrastructure that CompX can leverage when demand growth returns.  Additionally, CompX continues to seek opportunities to gain market share in markets it currently serves, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden its sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  While the cost of commodity raw materials declined from the fourth quarter of 2008, we currently expect these costs to continue to be volatile in 2009.  If raw material prices increase, CompX may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against CompX for patent infringement.  CompX has denied the allegations of patent infringement and is seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity, we could incur costs defending against such claims that could be material.

General corporate and other items

Insurance recoveries – Insurance recoveries relate to amounts we received from certain of our insurance carriers as reimbursement of prior defense costs incurred by us in connection with litigation.  We have agreements with certain insurance carriers pursuant to which the carriers reimburse us for a portion of our past and future litigation defense costs.  The insurance recoveries include amounts we received from these carriers.  We are not able to determine how much we will ultimately recover from these carriers for the past defense costs we incurred because of certain issues that arise regarding which past defense costs qualify for reimbursement.

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

Corporate expense - Corporate expenses were $4.4 million in the first quarter of 2009, $600,000 or 16% higher than in the first quarter of 2008 primarily due to higher defined benefit pension expense, partially offset by lower litigation and related costs in 2009.  Included in corporate expense are:

•	litigation and related costs of $2.5 million in 2009 compared to $3.1 million in 2008 and
•	environmental expenses of $79,000 in 2009, compared to $142,000 in 2008.

We expect that corporate expenses in 2009 will continue to be higher than in 2008, in part due to higher pension expense and higher expected litigation and related expenses.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).

Obligations for environmental remediation  costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in the remainder of 2009, our corporate expenses would be higher than we currently estimate. See Note 10 to the Condensed Consolidated Financial Statements.

Equity in net loss of Kronos Worldwide, Inc.

	Three months ended
	March 31,		%
	2008	2009	Change
	(In millions)
Kronos historical:
Net sales	$332.5	$248.0	(25)%
Cost of sales	275.4	243.9	(11)%

Gross margin	$57.1	$4.1

Income (loss) from operations	$9.7	$(26.3)	(371)%
Other, net	.4	-
Interest expense	(10.6)	(9.7)
	(.5)	(36.0)
Income tax benefit	(.1)	(9.4)

Net loss	$(.4)	$(26.6)

Equity in net loss of Kronos Worldwide, Inc.	$(.1)	$(9.6)

Percentage of net sales:
Cost of sales	83%	98%
Income (loss) from operations	3%	(10)%

TiO2 operating statistics:
Sales volumes*	127	97	(24)%
Production volumes*	132	64	(52)%

Change in Ti02 net sales:
Ti02 product pricing			5%
Ti02 sales volume			(24)
Ti02 product mix			(2)
Changes in currency exchange rates			(4)

Total			(25)%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ net sales decreased 25% or $84.5 million compared to the first quarter of 2008 primarily due to a 24% decrease in sales volumes.  A 5% increase in average TiO2 selling prices over 2008 was mostly offset by the negative impact of currency exchange rates.  Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $13 million, or 4%, as compared to the same period in 2008.  Kronos expects average selling prices in the second quarter of 2009 to be lower than the average selling prices in the first quarter of 2009.

Kronos’ sales volumes in the first quarter of 2009 were 24% lower compared to 2008 due to the impact of lower demand in its markets resulting from the current economic conditions.  Kronos expects demand will continue to remain below 2008 levels for the remainder of the year.

Cost of sales – Kronos’ cost of sales decreased $31.5 million or 11% in the first quarter of 2009 compared to 2008 primarily due to the impact of the 24% decrease in sales volumes, a 52% decrease in TiO2 production volumes, a decrease in maintenance costs of $8.2 million and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 98% in the first quarter of 2009 compared to 83% in the first quarter of 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes.  TiO2 production volumes decreased due to temporary plant curtailments during the first quarter of 2009 that resulted in approximately $50 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first quarter of 2009.

Income (loss) from operations – Kronos’ income from operations declined by $36 million from operating income of $9.7 million in the first quarter of 2008 to operating losses of $26.3 million in the first quarter of 2009.   Kronos’ income (loss) from operations as a percentage of net sales declined to (10)% in the first quarter of 2009 from 3% in the same period for 2008.  This decrease was driven by the decline in gross margin, which fell to 2% for the first quarter of 2009 compared to 17% for the first quarter of 2008.  Gross margin decreased primarily because of lower sales volumes and higher manufacturing costs resulting from lower production volumes.  Changes in currency rates have positively affected Kronos’ gross margin and income (loss) from operations.  Kronos estimates the positive effect of changes in currency exchange rates increased income from operations by approximately $28 million in the first quarter of 2009 as compared to the same period in 2008.

Interest expense – Kronos’ interest expense decreased $.9 million from $10.6 million in the first quarter of 2008 to $9.7 million in the first quarter of 2009 primarily due to changes in currency exchange rates.  Excluding the effect of currency exchange rates, Kronos expects that interest expense will be higher in 2009 as compared to 2008 due to anticipated increased average borrowings under its revolving credit facilities.

Kronos has a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense it recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ income tax benefit was $9.4 million in the first quarter of 2009 compared to an income tax benefit of $.1 million in the same period last year.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At March 31, 2009, Kronos has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and Kronos generates operating losses in its German operations for an extended period of time, it is possible that Kronos might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of its non-U.S. operations’ sales are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, we estimate that fluctuations in currency exchange rates had the following effects on Kronos’ sales and income from operations for first quarter of 2009 as compared to the first quarter of 2009.

Three months ended March 31, 2009 vs. 2008
Increase (decrease), in millions
Impact on:
Net sales	$(13)
Income from operations	$28

Outlook - Kronos currently expects that income from operations will continue to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from significantly reduced production volumes and the resulting unabsorbed fixed production costs.  Kronos currently expects to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, Kronos is significantly reducing its production volumes in 2009 in order to reduce its finished goods inventory and improve its liquidity.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While Kronos currently expects its sales volumes in 2009 will be lower as compared to 2008, it expects to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  Kronos believes average selling prices in 2009 will decline from year-end 2008 levels during the first half of the year but it anticipates prices will rise during the second half of 2009, which should result in slightly higher average worldwide TiO2 selling prices for the year.  To mitigate the negative impact of its significantly reduced production volumes, Kronos is reducing its operating costs where possible, including maintenance expenditures and personnel costs.

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, solvency and continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from its expectations, Kronos’ results of operations could be unfavorably affected.

Kronos believes that its annual attainable production capacity for 2009 is approximately 532,000 metric tons.  Kronos expects that its production volumes in 2009 will be significantly lower than attainable capacity and currently expects it will operate at 70% to 80% of its attainable production capacity in 2009. Expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for Kronos’ product.

Noncontrolling interest in subsidiary - Noncontrolling interest in net income (loss) of subsidiary decreased $291,000 in the first three months of 2009 as compared to the first three months of 2008 due to lower earnings of CompX in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Cash flows from operating activities decreased from $2.9 million provided by operating activities in the first three months of 2008 to $601,000 used in operating activities in the first three months of 2009.

The $3.5 million decrease in cash provided by operating activities includes the net effect of:

•	Kronos’ suspension of its quarterly dividend in 2009,
•
a higher amount of net cash provided by changes in receivables, inventories, payables and accrued liabilities in 2009 of $7.5 million due primarily to relative changes in CompX’s working capital levels,

•	higher loss from operations in 2009 of $3.9 million, and
•	higher cash paid for income taxes in 2009 of $2.9 million due in part to the timing of taxes paid on CompX’s non-U.S. earnings.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Three months ended March 31,
	2008	2009
	(In millions)

Cash provided by (used in) operating activities:
CompX	$2.4	$(.3)
NL Parent and wholly-owned subsidiaries	1.8	1.0
Eliminations	(1.3)	(1.3)
Total	$2.9	$(.6)

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased from December 31, 2008 to March 31, 2009.  The increase is primarily due to the timing of collections on a lower accounts receivable balance as of March 31, 2009.  Our average number of days in inventory increased from December 31, 2008 to March 31, 2009.  The increase in days in inventory is primarily due to lower sales in the first quarter of 2009, which impacted the days in inventory calculation.  In absolute terms, however, we reduced inventory by $1.8 million in the first quarter of 2009 as compared to December 31, 2008.  For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	March 31,	December 31,	March 31,
	2007	2008	2008	2009

Days sales outstanding	44 days	43 days	41 days	44 days
Days in Inventory	63 days	75 days	70 days	80 days

Investing and financing activities

Net cash provided by investing activities totaled $5.4 million in the first quarter of 2009 compared to net cash used in investing activities of $1.8 million in the first quarter of 2008.  This $7.2 million increase is primarily due to collections on notes receivables from affiliates in the amount of $5.6 million.  Substantially all of our consolidated capital expenditures related to CompX.  In addition, during the first quarter of 2009 we purchased approximately 2,800 shares of Valhi in open-market transactions for an aggregate amount of $33,000, and we purchased approximately 14,000 shares of Kronos in open–market transactions for an aggregate amount of $139,000.  See Notes 4 and 5 to our Condensed Consolidated Financial Statements.

During each of the first quarters of 2008 and 2009 we paid $6.1 million, or $.125 per share, in dividends.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

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

CompX is in compliance with all of its debt covenants at March 31, 2009.  Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.  In this regard, Kronos would have been in violation of its European credit facility covenant related to a certain financial ratio if its lenders had not waived compliance under the current terms.

Certain of Kronos’ credit facilities require the maintenance of minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  On March 20, 2009, the lenders associated with Kronos’ European credit facility waived compliance with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the amended revolving Credit Facility, for the 12-month period ending March 31, 2009.  Among other things, such waiver moved the next required financial ratio measurement period to the 12-month period ending April 30, 2009.  On April 30, 2009, all of the lenders waived compliance with the required financial ratio for the 12-month period ending April 30, 2009.  This waiver moved the next required financial ratio measurement period to the 12-month period ending June 15, 2009.  Absent receiving the waivers Kronos would have been in violation of this financial ratio.  In addition, Kronos believes that it is probable that it will not be able to comply with this financial ratio for the next 12-month period.

Kronos has begun discussions with its lenders to amend the terms of the existing European credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible that Kronos can obtain such amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.  Any such amendment or waiver which Kronos might obtain could increase its future borrowing costs, either from a requirement that it pay a higher rate of interest on outstanding borrowings and/or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event that Kronos is not successful in obtaining the amendment or waiver of the existing European credit facility to eliminate the requirement to comply with the financial ratio, it would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use existing liquidity resources (which could include funds provided by affiliates).  While there is no assurance that Kronos would be able to refinance the existing European credit facility with a new group of lenders, we believe these other sources of liquidity available to Kronos should allow it to refinance the existing European credit facility.  If required, we believe by undertaking one or more of these steps Kronos would be successful in maintaining sufficient liquidity to meet its future obligations including operations, capital expenditures and debt service for the next 12 months.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities.  We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of short-term indebtedness and dividends (if declared).

At March 31, 2009, there were no amounts outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012.  The entire balance is currently available for future borrowings, although lower future operating results will likely negatively impact the amount available to borrow.

At March 31, 2009, we had an aggregate of $27.3 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$11.8
NL Parent and wholly-owned subsidiaries	15.5

Total	$27.3

In addition, at March 31, 2009 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $52.9 million.  See Note 4 to the Condensed Consolidated Financial Statements.

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries and affiliates.  As a result of this process, we have in the past sought, and may in the future seek to raise additional capital, incur debt, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities.  Such activities have in the past and may in the future involve related companies.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending March 31, 2010).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at March 31, 2009 approximated $795,000.  CompX has lowered its planned capital expenditures in 2009 in response to the current economic conditions.  CompX is limiting 2009 investments to those expenditures required to meet lower expected customer demand and those required to properly maintain its facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.8 million shares of CompX we held at March 31, 2009, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at March 31, 2009, we would receive annual dividends from Valhi of $1.9 million. In February 2009, Kronos and TIMET announced the suspension of their regularly quarterly dividends in consideration of the challenges and opportunities that exist in the respective TiO2 pigment and titanium metals industries.

Investments in our subsidiaries and affiliates and other acquisitions

We have in the past purchased, and may in the future purchase, the securities of our subsidiaries and affiliates or third-parties in market or privately-negotiated transactions.  We base our purchase decisions on a variety of factors, including an analysis of the optimal use of our capital, taking into account the market value of the securities and the relative value of expected returns on alternative investments.  In connection with these activities, we may consider issuing additional equity securities or increasing our indebtedness.  We may also evaluate the restructuring of ownership interests of our businesses among our subsidiaries and related companies.

During 2009 we have purchased approximately 2,800 shares of Valhi in open-market transactions for an aggregate amount of $33,000.  Also during 2009 we have purchased approximately 14,000 shares of Kronos in open–market transactions for an aggregate amount of $139,000.  See Notes 4 and 5 to our Condensed Consolidated Financial Statements.

Off-balance sheet financing arrangements

We do not have any off-balance sheet financing agreements other than the operating leases discussed in our 2008 Annual Report.

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

Recent accounting pronouncements

See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report and Note 11 to the Condensed Consolidated Financial Statements.  There have been no material changes in these market risks during the first three months of 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2009.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 10 to our Condensed Consolidated Financial Statements and to our 2008 Annual Report.

Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  In March 2009, the trial court denied the defendants’ motion to decertify the class.

City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066).  In April 2009, the Wisconsin Supreme Court denied the plaintiff’s petition for review.  This decision concludes the case in our favor.

Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425).  In April 2009, the trial court denied our motion for summary judgment.

Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)).  In March 2009, the class certification motion in the other case was denied.  The stay of the Evans case remains in effect.

In November 2007, we were served with a complaint in United States of America v. Halliburton Energy Services, Inc., et al. (U.S. District Court, Southern District of Texas, Civil Action No. 07-cv-03795).  The complaint seeks to recover past costs the EPA incurred to conduct removal actions at three sites in Texas where Gulf Nuclear, Inc. disposed of radioactive waste.  The complaint alleges that a former NL division sent waste to Gulf Nuclear for disposal.  NL tendered the suit to Halliburton Energy Services, Inc. (“Halliburton”) pursuant to a defense and indemnification obligation assumed as a result of Halliburton’s past acquisition of NL’s former petroleum services business.  Halliburton has denied any obligation to defend and indemnify NL.  NL has filed a claim against Halliburton to enforce NL’s rights.  NL has denied all liability and is defending vigorously against all claims brought by the U.S.  The case is proceeding in the trial court.

Margaret's Creek Directive from New Jersey Department of Environmental Protection.  NJDEP has referred the site to the EPA, and the EPA proposed that the site be added to the National Priorities List in the April 2009 Federal Register Notice as the “Raritan Bay Slag Site.”

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2008 Annual Report.  There have been no material changes to such risk factors during the three months ended March 31, 2009.

Item 6.                      Exhibits

31.1 - Certification

31.2 - Certification

32.1 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NL INDUSTRIES, INC.              (Registrant)

Date May 6, 2009	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date May 6, 2009	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)