Form 10-Q
period 2009-06-30
NL INDUSTRIES INC
filed 2009-08-05
CIK 72162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

*	The registrant has not yet been phased into the interactive data requirements.

Whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Large accelerated filer     Accelerated filer  X  Non-accelerated filer     Smaller reporting company

Whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  X

Number of shares of the registrant's common stock outstanding on July 29, 2009: 48,611,584.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2008; June 30, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three and six months ended June 30, 2008 and 2009	5

	Condensed Consolidated Statement of Equity
	and Comprehensive Loss -
	Six months ended June 30, 2009 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Six months ended June 30, 2008 and 2009	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	41

Item 4.	Controls and Procedures	42

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 6.	Exhibits	45

Items 2, 3 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2008	June 30, 2009
		(unaudited)

Current assets:
Cash and cash equivalents	$16,450	$20,090
Restricted cash and cash equivalents	7,457	7,663
Marketable securities	5,534	5,326
Accounts and other receivables, net	28,663	16,748
Inventories, net	22,661	18,797
Prepaid expenses and other	1,435	876
Deferred income taxes	5,766	5,499

Total current assets	87,966	74,999

Other assets:
Marketable equity securities	64,000	48,914
Investment in and advances to Kronos Worldwide, Inc.	133,745	118,041
Goodwill	44,194	44,223
Assets held for sale	3,517	2,800
Other assets, net	17,832	17,312

Total other assets	263,288	231,290

Property and equipment:
Land	12,232	12,226
Buildings	32,723	33,341
Equipment	115,546	120,087
Construction in progress	4,406	1,908
	164,907	167,562
Less accumulated depreciation	96,625	101,442

Net property and equipment	68,282	66,120

Total assets	$419,536	$372,409

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND EQUITY	December 31, 2008	June 30, 2009
		(unaudited)

Current liabilities:
Accounts payable	$6,802	$5,778
Accrued liabilities	27,614	25,323
Accrued environmental costs	9,834	9,639
Income taxes	1,167	485

Total current liabilities	45,417	41,225

Non-current liabilities:
Note payable to affiliate	41,980	41,230
Accrued environmental costs	40,220	37,034
Accrued pension costs	11,768	11,293
Accrued postretirement benefit (OPEB) costs	8,883	8,758
Deferred income taxes	49,215	44,132
Other	21,823	21,316

Total non-current liabilities	173,889	163,763

Equity:
NL Stockholders' equity:
Common stock	6,074	6,076
Additional paid-in capital	330,879	324,004
Retained earnings (deficit)	16,909	(2,144)
Accumulated other comprehensive loss	(165,498)	(171,771)

Total NL stockholders' equity	188,364	156,165

Noncontrolling interest in subsidiary	11,866	11,256

Total equity	200,230	167,421

Total liabilities and equity	$419,536	$372,409

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(unaudited)

Net sales	$43,708	$29,239	$84,228	$57,715
Cost of sales	32,727	22,993	63,805	46,695

Gross margin	10,981	6,246	20,423	11,020

Selling, general and administrative expense	6,504	6,451	12,908	12,130
Other operating income (expense):
Insurance recoveries	1,601	1,989	1,684	2,714
Litigation settlement gain	-	11,313	-	11,313
Assets held for sale write-down	-	(717)	-	(717)
Other expense, net	(57)	(8)	(88)	(39)
Corporate expense	(6,960)	(4,956)	(10,736)	(9,322)

Income (loss) from operations	(939)	7,416	(1,625)	2,839

Equity in net income (loss) of Kronos Worldwide, Inc.	2,085	(7,868)	1,945	(17,422)
Other income (expense):
Interest and dividends	5,171	692	6,135	1,415
Interest expense	(504)	(293)	(1,266)	(616)

Income (loss) before taxes	5,813	(53)	5,189	(13,784)

Provision for income taxes	1,563	2,297	1,013	484

Net income (loss)	4,250	(2,350)	4,176	(14,268)

Noncontrolling interest in net income (loss) of subsidiary	285	(206)	501	(281)

Net income (loss) attributable to NL stockholders	$3,965	$(2,144)	$3,675	$(13,987)

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$.08	$(.04)	$.08	$(.29)

Cash dividend per share	$.125	$.125	$.25	$.25

Basic and diluted average shares outstanding	48,603	48,609	48,602	48,605

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS

Six months ended June 30, 2009

(In thousands)

	NL Stockholders’ Equity
				Accumulated
		Additional	Retained	other	Noncontrolling
	Common	paid-in	earnings	comprehensive	interest in	Total	Comprehensive
	stock	capital	(deficit)	loss	subsidiary	equity	loss
				(unaudited)

Balance at December 31, 2008	$6,074	$330,879	$16,909	$(165,498)	$11,866	$200,230

Net loss	-	-	(13,987)	-	(281)	(14,268)	$(14,268)

Other comprehensive income, net	-	-	-	(6,273)	68	(6,205)	(6,205)

Issuance of common stock	2	133	-	-	6	141	-

Dividends	-	(7,086)	(5,066)	-	(403)	(12,555)	-

Other	-	78	-	-	-	78

Balance at June 30, 2009	$6,076	$324,004	$(2,144)	$(171,771)	$11,256	$167,421

Comprehensive loss							$(20,473)

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$4,176	$(14,268)
Depreciation and amortization	4,770	4,250
Deferred income taxes	(1,538)	(1,689)
Equity in net (income) loss of Kronos Worldwide, Inc.	(1,945)	17,422
Dividends from Kronos Worldwide, Inc.	8,758	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(1,485)	387
Other postretirement benefit expense	238	186
Litigation settlement gain	-	(11,313)
Assets held for sale write-down	-	717
Other, net	572	805
Change in assets and liabilities:
Accounts and other receivables, net	81	8,533
Inventories, net	(1,637)	3,634
Prepaid expenses and other	(876)	1,272
Accrued environmental costs	(2,892)	(3,381)
Accounts payable and accrued liabilities	1,165	(3,444)
Income taxes	(5)	(1,461)
Accounts with affiliates	2,120	305
Other, net	(2,224)	(1,235)

Net cash provided by operating activities	9,278	720

Cash flows from investing activities:
Capital expenditures	(3,476)	(1,245)
Proceeds from real estate–related litigation settlement	-	11,800
Change in restricted cash equivalents and marketable debt securities, net	(4,827)	(62)
Collections of loans to affiliates	1,306	5,590
Collection of note receivable	-	261
Proceeds from disposal of:
Marketable securities	361	61
Property and equipment	250	-
Purchase of:
CompX common stock	(1,006)	-
Kronos common stock	-	(139)
Valhi common stock	-	(33)

Net cash provided by (used in) investing activities	(7,392)	16,233

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six months ended June 30,
	2008	2009
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(12,149)	$(12,152)
Distributions to noncontrolling interests in subsidiary	(412)	(403)
Proceeds from issuance of common stock	-	84
Repayment of note payable to affiliate	-	(750)
Other, net	(50)	(96)

Net cash used in financing activities	(12,611)	(13,317)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(10,725)	3,636
Currency translation	462	4
Cash and cash equivalents at beginning of period	41,112	16,450

Cash and cash equivalents at end of period	$30,849	$20,090

Supplemental disclosures:
Cash paid for:
Interest	$1,305	$870
Income taxes, net	425	2,787
Non-cash investing activity:
Accrual for capital expenditures	293	136

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owned approximately 83% of our outstanding common stock at June 30, 2009.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the SEC on March 11, 2009 (the “2008 Annual Report”), except as discussed in Note 12.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the adjustment to the carrying value of the assets held for sale discussed in Note 13) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended June 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2008	June 30, 2009
	(In thousands)

Trade receivables	$17,598	$14,892
Other receivables	8,288	1,240
Receivable from affiliates:
Note receivable from Valhi	3,000	-
Income taxes from Valhi	150	-
Other	-	3
Refundable income taxes	338	1,147
Allowance for doubtful accounts	(711)	(534)

Total	$28,663	$16,748

During the second quarter of 2009, we received the final principal payment together with all interest due on our outstanding note receivable related to the sale of CompX’s European Thomas Regout operations completed in 2005.  The final payment totaled approximately $948,000, of which $261,000 related to principal and the remaining $687,000 related to interest that had accrued over the four year period.

Note 3 – Inventories, net:

	December 31, 2008	June 30, 2009
	(In thousands)

Raw materials	$7,552	$6,471
Work in process	8,225	6,937
Finished products	6,884	5,389

Total	$22,661	$18,797

Note 4 - Marketable equity securities:

	December 31, 2008	June 30, 2009
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,372	$5,228
Other marketable securities	162	98

Total	$5,534	$5,326

Noncurrent assets (available-for-sale):
Valhi common stock	$51,234	$35,597
TIMET common stock	12,766	13,317

Total	$64,000	$48,914

	Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,372	$-	$5,372
Other marketable securities	162	-	162

Total	$5,534	$-	$5,534

Noncurrent assets (available-for-sale):
Valhi common stock	$51,234	$51,234	$-
TIMET common stock	12,766	12,766	-

Total	$64,000	$64,000	$-

	Fair Value Measurements at June 30, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,228	$-	$5,228
Other marketable securities	98	-	98

Total	$5,326	$-	$5,326

Noncurrent assets (available-for-sale):
Valhi common stock	$35,597	$35,597	$-
TIMET common stock	13,317	13,317	-

Total	$48,914	$48,914	$-

We held no level 3 securities at June 30, 2009.  Restricted debt securities at June 30, 2009 and December 31, 2008 collateralize certain of our outstanding letters of credit.

Our investments in Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by SFAS No. 157, Fair Value Measurements.  At December 31, 2008 and June 30, 2009, we owned approximately 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock.  At June 30, 2009, the quoted market price of Valhi’s and TIMET’s common stock was $7.43 and $9.19 per share, respectively.  At December 31, 2008, such quoted market prices were $10.70 and $8.81 per share, respectively.

Note 5 – Investment in and advances to Kronos Worldwide, Inc.:

At December 31, 2008 and June 30, 2009, we owned approximately 17.6 million shares of Kronos common stock.  At June 30, 2009, the quoted market price of Kronos’ common stock was $6.65 per share, or an aggregate market value of $117.1 million.  At December 31, 2008, the quoted market price was $11.65, or an aggregate market value of $205.0 million.

In 2008, the independent members of our Board of Directors and the independent members of the Board of Directors of Kronos approved the terms for us to lend up to $40 million to Kronos.  Such loan is unsecured, bears interest at the prime rate minus 1.5% (1.75% at June 30, 2009) with all principal due on demand (and no later than December 31, 2009).  The amount of our outstanding loans we have to Kronos at any time is solely at our discretion.  Kronos repaid a net $2.6 million during the first six months of 2009.  Interest earned on our notes receivable from Kronos aggregated approximately $150,000 in the first six months of 2009.

The composition of our investment in and advances to Kronos at December 31, 2008 and June 30, 2009 is summarized below.

	December 31, 2008	June 30, 2009
	(In millions)

Investment in Kronos	$114.5	$101.4
Loan to Kronos	19.2	16.6

Total assets	$133.7	$118.0

The change in the carrying value of our investment in Kronos during the first six months of 2009 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$114.5
Equity in net loss of Kronos	(17.4)
Other, principally equity in other comprehensive income items of Kronos	4.3

Balance at the end of the period	$101.4

Selected financial information of Kronos is summarized below:

	December 31, 2008	June 30, 2009
	(In millions)

Current assets	$589.5	$543.2
Property and equipment, net	485.5	486.9
Investment in TiO2 joint venture	105.6	101.0
Other noncurrent assets	178.1	206.5

Total assets	$1,358.7	$1,337.6

Current liabilities	$204.4	$258.6
Long-term debt	618.5	582.0
Note payable to NL	19.2	16.6
Accrued pension and postretirement benefits	134.2	129.4
Other non-current liabilities	64.5	70.0
Stockholders’ equity	317.9	281.0

Total liabilities and stockholders’ equity	$1,358.7	$1,337.6

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)		(In millions)

Net sales	$391.9	$282.0	$724.4	$530.1
Cost of sales	332.7	267.9	608.1	511.8
Income (loss) from operations	9.7	(21.9)	19.4	(48.2)
Net income (loss)	5.8	(21.8)	5.4	(48.4)

Note 6 – Other assets:

	December 31, 2008	June 30, 2009
	(In thousands)

Promissory note receivable	$15,000	$15,000
Other	2,832	2,312

Total	$17,832	$17,312

Note 7 – Accrued liabilities:

	December 31, 2008	June 30, 2009
	(In thousands)
Current:
Employee benefits	$8,158	$6,055
Professional fees	3,624	3,929
Payable to affiliates:
Income taxes – Valhi	919	962
Note payable to TIMET	1,000	1,000
Accrued interest payable to TIMET	528	227
Other	692	557
Reserve for uncertain tax positions	212	589
Other	12,481	12,004

Total	$27,614	$25,323

Noncurrent:
Reserve for uncertain tax positions	$19,121	$19,159
Insurance claims and expenses	1,197	761
Other	1,505	1,396

Total	$21,823	$21,316

Note 8 - Income tax provision:

	Six months ended June 30,
	2008	2009
	(In millions)

Expected tax expense (benefit) at U.S. federal statutory income tax rate of 35%	$1.8	$(4.8)
Non-U.S. tax rates	(.1)	-
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(1.2)	4.7
U.S. state income taxes, net	.4	.2
Change in reserve for uncertain tax positions, net	.1	.3
Nondeductible expenses	.2	.1
Other, net	(.2)	-

Total	$1.0	$.5

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

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)

Interest cost	$787	$705	$1,554	$1,428
Expected return on plan assets	(1,561)	(822)	(3,121)	(1,640)
Recognized actuarial losses	41	302	82	599

Total	$(733)	$185	$(1,485)	$387

Postretirement benefits - The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In thousands)

Interest cost	$164	$138	$328	$276
Amortization of prior service credit	(45)	(45)	(90)	(90)

Total	$119	$93	$238	$186

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

Environmental matters and litigation

Our operations are governed by various environmental laws and regulations.  Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage.  We have implemented and continue to implement various policies and programs in an effort to minimize these risks.  Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance.  From time to time, we may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment of compliance programs.  It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances.  We believe that all of our facilities are in substantial compliance with applicable environmental laws.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At June 30, 2009, we have not recognized any receivables for recoveries.

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

     Changes in the accrued environmental costs during the first six months of 2009 are as follows:

Amount
(In thousands)

Balance at the beginning of the period	$50,054
Additions charged to expense, net	229
Payments, net	(3,610)

Balance at the end of the period	$46,673

Amounts recognized in the balance sheet at the end of the period:
Current liability	$9,639
Noncurrent liability	37,034

Total	$46,673

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations.  At June 30, 2009, we had accrued approximately $47 million for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $73 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At June 30, 2009, there were approximately 25 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA alleging that we, along with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations conducted at the sites.  These notifications may assert that we, along with other PRPs, are liable for past clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property we owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In April 2008, we reached a tentative settlement agreement.  The tentative settlement agreement was subject to certain conditions which ultimately were not met, and on May 2, 2008 we terminated the agreement.  In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing.  The initial closing under the definitive settlement agreement occurred in October 2008.  In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash.  The agreement calls for one final closing that is scheduled to occur in October 2010 and that is subject to, among other things, our receipt of an additional payment.

For financial reporting purposes, we have accounted for the aggregate consideration received in the second quarter 2009 closing of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a pre-tax gain related to such closing based on the difference between the aggregate $11.8 million consideration received and the carrying value of the portion of the property for which we have released our equitable lien in the second closing ($487,000).  Accordingly, we recognized a pre-tax gain in the second quarter of 2009 of approximately $11.3 million.    Similarly, the cash consideration we received at the second closing is reflected as an investing activity in our Consolidated Statement of Cash Flows.  Our carrying value of the remaining portion of this property, attributable to the portion of the property for which our equitable lien would be released in the third closing, was approximately $470,000 at June 30, 2009.

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

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  We have not considered any additional potential insurance recoveries in determining accruals for lead pigment or asbestos litigation matters.

We recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving us and certain of our former insurance carriers, refer to our 2008 Annual Report.

Other litigation

In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, we set aside funds as payment for the shares of EMS, but as of June 30, 2009 the former minority shareholders had not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of June 30, 2009 and remains recognized as a current liability in our Condensed Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The defendants are us, Contran and certain of our and EMS’s current or former officers or directors.  The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants committed breach of fiduciary duty, civil conspiracy, and breach of contract.  We and EMS filed counterclaims against the former minority shareholders relating to the formation and management of EMS.  The case was tried in July 2009, and the jury returned a verdict in favor of the plaintiffs.  The jury awarded $28.2 million in breach of contract damages and $33.7 million in breach of fiduciary duty damages.  In addition, the jury awarded an aggregate of $145 million in punitive damages associated with the finding of breach of fiduciary duty.  The plaintiffs will be required to elect breach of contract or breach of fiduciary duty damages, and the punitive damages would be awarded only if the fiduciary duty claim is upheld on appeal.  We do not believe that the facts and evidence support the verdict and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  Moreover, we believe that the plaintiffs’ claims are required to be resolved by independent third-parties pursuant to the applicable governing documents, whose findings would be binding on all parties.  We intend to appeal any adverse judgment the court may enter against us and to continue to vigorously defend the matter.  We expect that the jury verdict will be set aside.  At June 30, 2009, we believe that we have adequately accrued for the amount we will ultimately be required to pay to the former minority shareholders in this matter, and our accrual in this regard is included in other current accrued liabilities.  See Note 7.  Such amount could be increased or decreased as further information becomes available or circumstances change.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  During the first quarter of 2009, certain of these cases involving multiple plaintiffs were separated into single-plaintiff cases.  As a result, the total number of outstanding cases increased.  Approximately 1,224 of these types of cases remain pending, involving a total of approximately 3,400 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
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

CompX

On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products are alleged to infringe certain claims under a U.S. patent held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011.  In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a target date of June 2010 for its findings.  The investigation with its attendant discovery by the parties is now underway.  CompX denies any infringement alleged in the investigation and plans to defend itself with respect to any claims of infringement by Humanscale.

On February 13, 2009, a Complaint for Patent Infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of CompX’s keyboard support arm patents (U.S. 5,037,054 and U.S. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing CompX’s motion to stay their patent infringement claims but opposing CompX’s patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions. At a hearing before the court held on May 19, 2009 CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay CompX’s counterclaims was denied.  Discovery by the parties with respect to CompX’s claims is proceeding with a trial date set by the court for February 2010.

On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX.  Accuride alleges that CompX Precision Slides Inc. and CompX manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097 B2.  Accuride seeks an order declaring willful infringement of one or more claims of the patent; an order enjoining CompX from making or selling slides that so infringe; damages for such willful infringement to be at least $1,000,000; plus costs and attorneys’ fees.  On April 24, 2009 CompX was served with a summons in this matter and on May 18, 2009 filed an answer denying any claims of infringement made by Accuride and asserting certain defenses including the invalidity of Accuride’s patent.  Discovery by the parties with respect to Accurides claims of infringement is proceeding with a trial date yet to be set by the court.

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

CompX stock repurchase program

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled.  CompX did not purchase any shares of its common stock during the first six months of 2009.

Note 11 - Financial instruments:

We adopted FASB Staff Position (“FSP”) FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments effective second quarter 2009 for financial assets and liabilities measured on a recurring basis.  There was no impact from the adoption of this FSP to the Consolidated Financial Statements.  The following tables summarize the valuation of our investments and financial instruments by the categories set forth in SFAS No. 157 as of December 31, 2008 and June 30, 2009.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in millions)

December 31, 2008
Marketable securities
Current	$5.5	$-	$5.5
Noncurrent	64.0	64. 0	-

June 30, 2009
Marketable securities
Current	5.3	-	5.3
Noncurrent	48.9	48.9	-

See Note 4 for information on how we determine fair value of our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2008 and June 30, 2009:

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$29.4	$29.4	$33.1	$33.1

Promissory note receivable	15.0	15.0	15.0	15.0

Note payable to affiliate	43.0	43.0	42.2	42.2

Noncontrolling interest in CompX common stock	11.9	8.5	11.3	10.0

NL stockholders’ equity	188.4	651.2	156.2	358.8

The fair value of our noncurrent marketable equity securities, restricted marketable debt securities, noncontrolling interest in CompX and NL stockholders’ equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by SFAS No. 157.  The fair value of our promissory note receivable and our variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 12 – Recent accounting pronouncements:

Noncontrolling Interest – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under previous GAAP such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption, we reclassified our condensed consolidated balance sheet and statement of operations to conform to the new presentation requirements for noncontrolling interest for all periods presented.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  The contracts we have outstanding at June 30, 2009 are marked to market at each balance sheet date and are accounted for under hedge accounting.  See Note 11.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements.

Other-Than-Temporary Impairments - In April 2009 the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity, and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009 and is included in Note 11 to our Condensed Consolidated Financial Statements.

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

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement clarifies existing guidance on subsequent events including:
•	the requirement that a public entity evaluate subsequent events through the issue date of the financial statements,
•	the determination of when the effects of subsequent events should be recognized in the financial statements, and
•	the disclosures regarding all subsequent events.

SFAS No. 165 also requires a public entity to disclose the date through which it has evaluated subsequent events.  We have evaluated subsequent events through August 4, 2009, which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

GAAP Hierarchy – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  SFAS No. 168 establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification is not intended to change GAAP but consolidates all existing GAAP sources into a single set of comprehensive standards.  SFAS No. 168 will become effective for us in the third quarter of 2009 and will not have a material effect on our Condensed Consolidated Financial Statements.

Note 13 – Assets held for sale:

Our assets held for sale consist of two properties (primarily land, buildings and building improvements) formerly used in our component products operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Since that time, and as weak economic conditions have continued longer than expected, we concluded that the likelihood of consummating transactions on the properties at or above their previous carrying values had diminished in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other property near the facilities (Level 2 inputs as defined by SFAS No. 157).  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $717,000 to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.

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

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Competitive products and substitute products, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	Demand for office furniture,
•	Demand for high performance marine components,
•	Substitute products,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	The introduction of trade barriers,
•	Service industry employment levels,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar),
•	Operating interruptions (including, but not limited to, labor disputes, natural disasters, fires, explosions, unscheduled or unplanned downtime, leaks and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to maintain sufficient liquidity,
•	The extent to which our subsidiaries and affiliates were to become unable to pay us dividends (such as Kronos’ suspension of its dividend in 2009),
•	CompX’s and Kronos’ ability to renew, amend, refinance or comply with credit facilities,
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with new product development,
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

Results of Operations

Net Loss Overview

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Our net loss attributable to NL stockholders was $2.1 million, or $.04 per share, in the second quarter of 2009 compared to net income of $4.0 million, or $.08 per share, in the second quarter of 2008.  Our income per share decreased from 2008 to 2009 due primarily to the net effect of:
•	higher equity in net losses from Kronos in 2009,
•	a litigation settlement pre-tax gain of $11.3 million in 2009,
•	lower component products income from operations in 2009,
•	an asset held for sale write-down of $.7 million in 2009,
•	higher defined benefit pension expense in 2009,
•	higher insurance recoveries in 2009 and
•	higher interest income in 2008.

Our 2009 net loss includes:
•	a litigation settlement gain of $.15 per diluted share related to the settlement of condemnation proceedings on real property we owned,
•	income of $.03 per diluted share related to certain insurance recoveries and
•	a write-down of assets held for sale of $.01 per diluted share.

Our 2008 net income includes:
•	interest income of $.06 per diluted share related to certain escrow funds,
•	income included in our equity in earnings of Kronos of $.03 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany and
•	income of $.02 per diluted share related to certain insurance recoveries.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Our net loss attributable to NL stockholders was $14.0 million, or $.29 per diluted share, in the first six months of 2009 compared to net income of $3.7 million, or $.08 per diluted share, in the first six months of 2008.  The decrease in our diluted earnings per share from 2008 to 2009 is due primarily to the net effect of:
•	higher equity in net losses of Kronos in 2009,
•	a litigation settlement pre-tax gain of $11.3 million in 2009,
•	lower component products income from operations in 2009,
•	an asset held for sale write-down of $.7 million in 2009,
•	higher insurance recoveries in 2009,
•	lower litigation and related expenses in 2009 and
•	higher interest income in 2008.

Our 2009 net loss includes:
•	a litigation settlement gain of $.15 per diluted share related to the settlement of condemnation proceedings on real property we owned,
•	income of $.04 per diluted share related to certain insurance recoveries and
•	a write-down of assets held for sale of $.01 per diluted share.

Our 2008 net income includes:
•	interest income of $.06 per diluted share related to certain escrow funds,
•	income included in our equity in earnings of Kronos of $.03 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany and
•	income of $.02 per diluted share related to certain insurance recoveries.

Income (loss) from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2008	2009	Change	2008	2009	Change
	(In millions)			(In millions)

CompX	$4.4	$(1.0)	(123)%	$7.4	$(1.9)	(126)%
Insurance recoveries	1.6	2.0	24%	1.7	2.7	61%
Litigation settlement gain	-	11.3	100%	-	11.3	100%
Corporate expense and other, net	(6.9)	(4.9)	(29)%	(10.7)	(9.3)	(13)%

Income (loss) from operations	$(.9)	$7.4	890%	$(1.6)	$2.8	275%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2008	2009	Change	2008	2009	Change
	(In millions)			(In millions)

Net sales	$43.7	$29.2	(33)%	$84.2	$57.7	(31)%
Cost of sales	32.7	23.0	(30)%	63.8	46.7	(27)%

Gross margin	$11.0	$6.2		$20.4	$11.0

Income (loss) from operations	$4.4	$(1.0)	(123)%	$7.4	$(1.9)	(126)%

Percentage of net sales:
Cost of sales	75%	79%		75%	81%
Income from operations	10%	(3)%		9%	(3)%

Net sales – Our component products sales decreased 33% in the second quarter and 31% in the first six months of 2009 compared to the same periods in 2008.  Net sales decreased principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America.

Cost of sales and gross margin – Our component products cost of sales as a percentage of sales increased by 4% in the second quarter and 6% in the first six months of 2009 compared to 2008.  As a result, gross margin decreased over the same periods.  The resulting declines in gross margin are primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilized capacity, partially offset by cost reductions implemented in response to lower sales.

Income (loss) from operations - Our component products income from operations decreased in the second quarter and first six months of 2009 to a loss of $1.0 million and a loss of $1.9 million, respectively, compared to income of $4.4 million and $7.4 million for the same periods of 2008.  As a percentage of net sales, income from operations decreased approximately 13% and 12% for the quarter and six month comparative periods.  The decrease is primarily due to reduced coverage of selling and general administrative costs as a result of lower sales volumes and approximately $920,000 in patent litigation expenses incurred in the second quarter of 2009.  See Note 10 to the Condensed Consolidated Financial Statements.

Assets held for sale - During the second quarter of 2009, we recorded an assets held for sale write-down of $717,000, which is included in income from operations.  See Note 13 to the Condensed Consolidated Financial Statements.

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

	Increase (decrease)
	Three months ended June 30, 2009 vs. 2008	Six months ended June 30, 2009 vs. 2008
	(In thousands)
Impact on:
Net sales	$(354)	$(947)
Income from operations	618	1,306

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

Outlook – Demand for CompX’s products continues to be slow and unstable as customers react to the condition of the overall economy.  While changes in market demand are not within its control, CompX is focused on the areas that it can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect that CompX’s lean manufacturing and cost improvement initiatives to continue to positively impact productivity and results in a more efficient infrastructure that it can leverage when demand growth returns.  Additionally, CompX continues to seek opportunities to gain market share in markets it currently serves, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden its sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect these costs to be volatile for the remainder of 2009.  If raw material prices increase, CompX may not be able to fully recover the costs by passing them on to customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against CompX for patent infringement.  We have denied the allegations of patent infringement and are seeking to have the claims dismissed.  While we currently believe the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to incur costs defending against such claims during the short-term that are likely to be material.

Due to continued unfavorable economic conditions and lower than expected results of CompX’s furniture components business we re-evaluated goodwill associated with this business in the second quarter of 2009 and concluded that no impairments were present at June 30, 2009.  However, if cash flows from operations less capital expenditures for this business were to be significantly below our current expectations (approximately 10% below our current projections), it is reasonably likely that we would conclude impairment of the goodwill associated with CompX’s furniture components business would be present under SFAS No. 142.  At June 30, 2009, CompX’s furniture components reporting unit had approximately $7.1 million of goodwill.  Holding all other assumptions constant at the re-evaluation date, a 100 basis point increase in the discount rate would reduce the enterprise value enough to indicate a potential impairment.

Due to the continued decline in the marine industry and lower than expected results of CompX’s Custom Marine and Livorsi Marine operations, we evaluated the long-lived assets for CompX’s marine components business under SFAS No. 144 and concluded that no impairments were present at June 30, 2009.  However, if our future results were to drop significantly below our current expectations (such as approximately 50% to 75% below our current projections), it is reasonably likely that we would conclude an impairment was present.

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

Corporate expense - Corporate expenses were $5.0 million in the second quarter of 2009, $2 million or 29% lower than in the second quarter of 2008 primarily due to lower litigation and related costs partially offset by higher defined benefit pension expense in 2009.  Included in corporate expense are:
•	litigation and related costs of $2.8 million in 2009 compared to $5.6 million in 2008 and
•	environmental expenses of $150,000 in 2009, compared to $266,000 in 2008.

Corporate expenses were $9.3 million in the first six months of 2009, $1.4 million or 13% lower than in the first six months of 2008 primarily due to lower litigation and related costs partially offset  by higher defined benefit pension expense.  Included in corporate expense are:
•	litigation and related costs of $5.3 million in 2009 compared to $8.7 million in 2008 and
•	environmental expenses of $229,000 in 2009, compared to $408,000 in 2008.

We expect that corporate expenses in 2009 will be higher than in 2008, in part due to higher expected litigation and related expenses and to higher pension expense.  The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 10 to the Condensed Consolidated Financial Statements.

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

Equity in net income (loss) of Kronos Worldwide, Inc.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2008	2009	Change	2008	2009	Change
	(In millions)			(In millions)
Kronos historical:
Net sales	$391.9	$282.0	(28)%	$724.4	$530.1	(27)%
Cost of sales	332.7	267.9	(19)%	608.1	511.8	(16)%

Gross margin	$59.2	$14.1		$116.3	$18.3

Income (loss) from operations	$9.7	$(21.9)		$19.4	$(48.2)
Other, net	.2	.1		.6	.1
Interest expense	(11.1)	(10.3)		(21.7)	(20.0)
	(1.2)	(32.1)		(1.7)	(68.1)
Income tax benefit	(7.0)	(10.3)		(7.1)	(19.7)

Net income (loss)	$5.8	$(21.8)		$5.4	$(48.4)

Percentage of net sales:
Cost of sales	85%	95%		84%	96%
Income (loss) from operations	2%	(8)%		3%	(9)%

Equity in net income (loss) of Kronos Worldwide, Inc.	$2.1	$(7.9)		$1.9	$(17.4)

TiO2 operating statistics:
Sales volumes*	141	114	(19)%	269	211	(22)%
Production volumes*	133	87	(34)%	265	151	(43)%

Change in Ti02 net sales:
Ti02 product pricing			1%			3%
Ti02 sales volumes			(19)%			(22)%
Ti02 product mix			(3)%			(3)%
Changes in currency exchange rates			(7)%			(5)%

Total			(28)%			(27)%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ net sales decreased 28% or $109.9 million compared to the second quarter of 2008 primarily due to a 19% decrease in sales volumes.  A 1% increase in average TiO2 selling prices over 2008 was more than offset by the negative impact of currency exchange rates.  Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $26 million, or 7%, as compared to the same period in 2008.  Net sales decreased 27% or $194.3 million compared to the six months ended June 30, 2008 primarily due to a 22% decrease in sales volumes.  A 3% increase in average TiO2 selling prices over 2008 was more than offset by the negative impact of currency exchange rates.  Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $38 million, or 5%, as compared to the same period in 2008.  Kronos expects average selling prices in the second half of 2009 to be higher than the average selling prices in the first half of 2009, as discussed below.

Sales volumes in the second quarter and first six months of 2009 were 19% lower and 22% lower, respectively, compared to 2008 due to the impact of lower demand in Kronos’ markets resulting from the current economic conditions.

Cost of sales – Kronos’ cost of sales decreased $64.8 million or 19% in the second quarter of 2009 compared to 2008 primarily due to the net impact of a 19% decrease in sales volumes, a 34% decrease in TiO2 production volumes, a decrease in maintenance costs of $9.3 million and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 95% in the second quarter of 2009 compared to 85% in the second quarter of 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes. TiO2 production volumes decreased due to temporary plant curtailments, which continued from the first quarter into the second quarter of 2009 and resulted in approximately $30 million of unabsorbed fixed production costs which were charged directly to cost of sales in the second quarter of 2009.

Cost of sales decreased $96.3 million or 16% in the six months ended June 30, 2009 compared to the same period 2008 primarily due to the net impact of a 22% decrease in sales volumes, a 43% decrease in TiO2 production volumes, a decrease in maintenance costs of $17.5 million and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 96% in the first six months of 2009 compared to 84% in the same period in 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first half of 2009.

Income (loss) from operations – Kronos’ income from operations declined by $31.6 million from income from operations of $9.7 million in the second quarter of 2008 to a loss from operations of $21.9 million in the second quarter of 2009.   Income (loss) from operations as a percentage of net sales declined to (8)% in the second quarter of 2009 from 2% in the same period for 2008.  This decrease is driven by the decline in gross margin, which fell to 5% for the second quarter of 2009 compared to 15% for the second quarter of 2008.  Gross margin decreased primarily because of lower sales volumes and higher manufacturing costs resulting from lower production volumes.  Changes in currency rates have positively affected Kronos’ gross margin and income (loss) from operations.  Kronos estimates that changes in currency exchange rates positively affected income (loss) from operations by approximately $20 million in the second quarter of 2009 as compared to the same period in 2008.

Kronos’ income from operations declined by $67.6 million from income from operations of $19.4 million in the first six months of 2008 to a loss from operations of $48.2 million in 2009.   Income (loss) from operations as a percentage of net sales declined to (9%) in the first six months of 2009 from 3% in the same period for 2008.  This decrease is driven by the decline in gross margin, which fell to 4% for the first six months of 2009 compared to 16% for the same period in 2008.  Gross margin has decreased primarily because of lower sales volumes and higher manufacturing costs resulting from lower production volumes.  Changes in currency rates have positively affected Kronos’ gross margin and income (loss) from operations.  Kronos estimates that changes in currency exchange rates increased income from operations by approximately $48 million in the first six months of 2009 as compared to the same period in 2008.

Interest expense – Kronos’ interest expense decreased $.8 million from $11.1 million in the second quarter of 2008 to $10.3 million in the second quarter of 2009 and decreased $1.7 million from $21.7 million in the first six months of 2008 to $20.0 million in the same period for 2009 due to changes in currency exchange rates.  Excluding the effect of currency exchange rates, Kronos expects that interest expense will be higher in 2009 as compared to 2008 due to anticipated increased average borrowings under its revolving credit facilities.

Kronos has a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense it recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ income tax benefit was $10.3 million in the second quarter of 2009 compared to $7.0 million in the same period last year and $19.7 million in the first six months of 2009 compared to $7.1 million in the same period last year.  Kronos’ income tax benefit in the second quarter of 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of German corporate and trade tax net operating loss carryforwards.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At June 30, 2009, Kronos concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and Kronos  generates operating losses in its German operations for an extended period of time, it is possible Kronos might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

Currency - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of its non-U.S. operations’ sales are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of Kronos’ sales generated from its non-U.S. operations are denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of Kronos’ non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on sales and income from operations in 2009 as compared to 2008.

	Three months ended June 30, 2009 vs. 2008	Six months ended June 30, 2009 vs. 2008
	Increase (decrease), in millions
Impact on:
Net sales	$(26)	$(38)
Income from operations	20	48

Outlook - Kronos currently expects that income (loss) from operations will continue to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from reduced production volumes during the first six months of the year and the resulting unabsorbed fixed production costs.  While Kronos operated its facilities at approximately 58% of capacity during the first half of 2009, Kronos expects that operating rates will be near full capacity for the second half of the year.  Kronos expects to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009.

In response to the worldwide economic slowdown and weak consumer confidence, Kronos reduced production volumes in 2009 in order to reduce finished goods inventory, improve liquidity and match production to market demand.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While Kronos currently expects that sales volumes in 2009 will be lower as compared to 2008, it expects to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  Kronos expects that demand will improve somewhat in the second half of the year over the first six months of 2009.  During the second and third quarters of 2009, Kronos and its competitors have announced price increases, intended to be implemented in the second half of 2009.  As a result, although average selling prices during the first half of 2009 have declined from year-end 2008 levels, Kronos anticipates that prices will rise during the second half of 2009, which should result in slightly higher average worldwide TiO2 selling prices for all of 2009 as compared to 2008.  To mitigate the negative impact of significantly reduced production volumes, Kronos is reducing its operating costs where possible, including maintenance expenditures and personnel costs.

Kronos’ expectations as to the future of the TiO2 industry are based upon a number of factors beyond its control, including worldwide growth of gross domestic product, competition in the marketplace, solvency and the continued operation of competitors, unexpected or earlier than expected capacity additions or reductions and technological advances.  If actual developments differ from its expectations, Kronos’ results of operations could be unfavorably affected.

Kronos believes that annual attainable production capacity for 2009 is approximately 532,000 metric tons.  Kronos expects that production volumes in 2009 will be significantly lower than attainable capacity.  Kronos currently expects that it will operate at 70% to 80% of its attainable production capacity in 2009. Its expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for Kronos’ product.

Noncontrolling interest in subsidiary - Noncontrolling interest in net income (loss) of subsidiary decreased $782,000 in the first six months of 2009 as compared to the first six months of 2008 due to lower earnings of CompX in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Cash flows provided by operating activities decreased from $9.3 million in the first six months of 2008 to $720,000 in the first six months of 2009.

The $8.6 million decrease in cash provided by operating activities includes the net effect of:

•	Kronos’ suspension of its quarterly dividend in 2009,
•	lower income from operations in 2009 of $6.1 million (excluding the litigation settlement pre-tax gain of $11.3 million and the non-cash write-down of $.7 million on assets held for sale),
•
a higher amount of net cash provided by changes in receivables, inventories, payables and accrued liabilities in 2009 of $9.1 million primarily due to relative changes in CompX’s working capital levels,

•	higher cash paid for income taxes in 2009 of $2.4 million primarily due to taxes paid on the litigation settlement gain, and
•	lower interest income of $4.7 million in 2009 primarily due to $4.3 million of interest received from certain escrow funds in 2008.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.

	Six months ended June 30,
	2008	2009
	(In millions)

Cash provided by (used in) operating activities:
CompX	$5.4	$5.5
NL Parent and wholly-owned subsidiaries	6.6	(2.1)
Eliminations	(2.7)	(2.7)
Total	$9.3	$.7

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales’ outstanding increased from December 31, 2008 to June 30, 2009.  The increase is primarily due to the timing of collections on a lower accounts receivable balance as of June 30, 2009.  As shown below, our average number of days in inventory increased from December 31, 2008 to June 30, 2009.  The increase in days in inventory is primarily due to lower sales in the first six months of 2009 which impacted the days in inventory.  In absolute terms, however, we reduced inventory by $3.6 million in the first six months of 2009 as compared to December 31, 2008.  For comparative purposes, we have provided comparable prior year numbers below.

	December 31,	June 30,	December 31,	June 30,
	2007	2008	2008	2009

Days sales outstanding	44 days	42 days	41 days	44 days
Days in Inventory	63 days	72 days	70 days	74 days

Investing and financing activities

Net cash provided by investing activities totaled $16.2 million in the first six months of 2009 compared to net cash used in investing activities of $7.4 million in the first six months of 2008.

During 2009:
•	we received $11.8 million from the second closing contained in a settlement agreement related to condemnation proceedings on certain real property we formerly owned in New Jersey,
•	we collected $5.6 million on notes receivable from affiliates,
•	we incurred $1.2 million of capital expenditures, substantially all of which relates to CompX, and
•
we purchased approximately 2,800 shares of Valhi in open-market transactions for an aggregate amount of $33,000, and we purchased approximately 14,000 shares of Kronos in open–market transactions for an aggregate amount of $139,000.  See Notes 4 and 5 to our Condensed Consolidated Financial Statements.

During 2008:
•	CompX purchased approximately 126,000 shares of its common stock in market transactions for $1.0 million,
•	we used $4.3 million of cash to fund two new escrow accounts related to environmental matters (escrow funds are classified as restricted cash), and
•	we incurred $3.5 million of capital expenditures, substantially all of which relates to CompX.

During the first six months of 2008 and 2009 we paid $12.1 million, or $.25 per share, in dividends.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

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

CompX is in compliance with all of its debt covenants at June 30, 2009.  Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements.  See discussion below regarding CompX’s revolving credit facility and Kronos’ European revolving credit facility.

CompX’s $37.5 million revolving credit facility requires CompX to maintain minimum levels of equity, certain financial ratios, limits dividends and additional indebtedness and contains other provisions customary in lending transactions of this type.  We believe that it is probable that CompX will not be able to comply with the interest coverage ratio covenant as of September 30, 2009.  The interest coverage ratio requires CompX’s ratio of earnings before interest and taxes, as defined, for the cumulative period of four consecutive fiscal quarters to interest expense for that period to be greater than 2.5 to 1.0.  At June 30, 2009, CompX’s interest coverage ratio was 4.2 to 1.0.  Additionally, it is probable that CompX would not be able to pay a dividend in the third quarter without violating the consolidated net worth covenant, even though we expect CompX to have sufficient cash on hand to pay a dividend, if declared. The consolidated net worth covenant, as defined, requires CompX’s consolidated net worth to be greater than $77.0 million.  At June 30, 2009, CompX’s consolidated net worth was $77.6 million.  CompX has begun discussions with the lenders to amend the terms of the existing credit facility to, among other things, modify the interest coverage ratio covenant and change the amount of the consolidated net worth covenant.  While we believe it is possible that CompX can obtain such an amendment, there is no assurance that such an amendment will be obtained, (or waived, in the event the lenders would only agree to a waiver and not an amendment).  Any amendment or waiver which CompX might obtain could increase our future borrowing costs, either from a requirement that we pay a higher interest rate on future outstanding borrowings and/or pay a fee to the lenders as part of agreeing to an amendment or waiver.  There are no current expectations to borrow on the revolving credit facility in the near term.  At June 30, 2009, there are no amounts outstanding under CompX’s revolving credit facility.  Lower than expected future operating results would likely reduce CompX’s amount available to borrow and restrict future dividends.

Certain of Kronos’ credit facilities require the maintenance of minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  On March 20, 2009, the lenders associated with Kronos’ European revolving credit facility waived compliance with such required financial ratio for the 12-month period ending March 31, 2009.  The lenders subsequently waived compliance with this financial ratio two additional times, and currently the lenders have waived compliance through the 12-month period ending August 31, 2009.  Absent receiving the waivers Kronos would have been in violation of this financial ratio.  In addition, Kronos believes that it is probable that it will not be able to comply with this financial ratio for the remainder of 2009.  As a result, Kronos has classified the outstanding balance of the European credit facility as a current liability at June 30, 2009.

Kronos is involved in discussions with its lenders to amend the terms of the existing European revolving credit facility to eliminate the requirement to maintain this financial ratio until at least March 31, 2010.  While we believe it is possible that Kronos can obtain such amendment to eliminate this financial ratio through at least March 31, 2010, there is no assurance that such amendment will be obtained, or if obtained that the requirement to maintain the financial ratio will be eliminated (or waived, in the event the lenders would only agree to a waiver and not an amendment to eliminate the covenant itself) through at least March 31, 2010.  Any such amendment or waiver which Kronos might obtain could increase its future borrowing costs, either from a requirement that it pay a higher rate of interest on outstanding borrowings and/or pay a fee to the lenders as part of agreeing to such amendment or waiver.

In the event that Kronos is not successful in obtaining the amendment or waiver of the existing European revolving credit facility to eliminate the requirement to comply with the financial ratio, Kronos would seek to refinance such facility with a new group of lenders with terms that would not include such financial covenant or, if required, use existing liquidity resources (which could include funds provided by affiliates).  While there is no assurance that Kronos would be able to refinance the existing European revolving credit facility with a new group of lenders, we believe these other sources of liquidity available to Kronos should allow it to refinance the existing European revolving credit facility.  If required, we believe by undertaking one or more of these steps Kronos would be successful in maintaining sufficient liquidity to meet its future obligations including operations, capital expenditures and debt service for the next 12 months.  Other than the financial covenant related to Kronos' European revolving credit facility discussed above, we are in compliance with all of our debt covenants at June 30, 2009.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities.  We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of short-term indebtedness and dividends (if declared).

At June 30, 2009, there were no amounts outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012.  The entire balance is currently available for future borrowings, although lower future operating results will likely negatively impact the amount available to borrow.  See also the discussion above regarding CompX’s expectations regarding noncompliance with a required financial covenant of the credit facility as of September 30, 2009.

At June 30, 2009, we had an aggregate of $33.1 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

Amount
(In millions)

CompX	$15.0
NL Parent and wholly-owned subsidiaries	18.1

Total	$33.1

In addition, at June 30, 2009 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $48.9 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2010).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at June 30, 2009 approximated $683,000.  CompX has lowered its planned capital expenditures in 2009 in response to the current economic conditions.  CompX is limiting 2009 investments to those expenditures required to meet lower expected customer demand and those required to properly maintain its facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share, although as discussed above it is possible CompX would not be able to pay a dividend in the third quarter of 2009 based on limitations in its revolving bank credit facility.  Assuming CompX were able to continue to pay dividends at the current quarterly rate of $.125 per share, and based on the 10.8 million shares of CompX we held at June 30, 2009, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at June 30, 2009, we would receive annual dividends from Valhi of $1.9 million.  In February 2009, Kronos and TIMET announced the suspension of their regularly quarterly dividends in consideration of the challenges and opportunities that exist in the respective TiO2 pigments and titanium metals industries.

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

Recent accounting pronouncements

See Note 12 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report and Note 11 to the Condensed Consolidated Financial Statements.  There have been no material changes in these market risks during the first six months of 2009.

CompX has substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  At June 30, 2009, we had no outstanding forward contracts.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 10 to our Condensed Consolidated Financial Statements, to our 2008 Annual Report and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Hess, et al. v. NL Industries, Inc., et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 052-11799).  In May 2009, we filed a motion for summary judgment seeking dismissal of the case.

Jones v. Joaquin Coe et al. (Superior Court of New Jersey, Essex County, Case No. ESX-L-9900-06).  In May 2009, the plaintiff settled with a landlord defendant and expressed that all defendants, including us, will be dismissed.

Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)).  In May 2009, the stay was lifted.  In June 2009, the plaintiffs filed an amended complaint which removed all class allegations, claims for medical monitoring, and added over two hundred individual plaintiffs asserting claims for diminished property value damages.  In July 2009, we and other defendants filed a motion to dismiss the case.

Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Trial has been scheduled for January 2010.

In June 2009, we were served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  The complaint seeks to recover against NL and approximately 170 other defendants under CERCLA for past and future response costs in performing a time critical removal action at the Ward Transformer Superfund Site pursuant to an Administrative Settlement Agreement and Order on Consent which the plaintiffs entered into with the EPA.  The plaintiffs allege that NL’s former Albany operation sent three PCB-containing transformers to the Ward Transformer Superfund Site.  We intend to deny liability and will defend vigorously against all claims.

In July 2009, we were served in Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  The complaint alleges negligence, strict liability, nuisance, and attractive nuisance against NL, four other mining companies and a mobile home park.  In the complaint, five minor plaintiffs seek damages for personal injuries as well as punitive damages. We intend to deny liability and will defend vigorously against all claims.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2008 Annual Report.  There have been no material changes to such risk factors during the three months ended June 30, 2009.

Item 4.                      Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Shareholders was held on May 12, 2009.  Cecil H. Moore, Jr., Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson and Terry N. Worrell were elected as directors, each receiving votes “For” their election from at least 91.7% of the 48.6 million common shares eligible to vote at the Annual Meeting.

Item 6.                      Exhibits

31.1 - Certification

31.2 - Certification

32.1 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NL INDUSTRIES, INC.               (Registrant)

Date August 4, 2009	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date August 4, 2009	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)