Form 10-Q
period 2009-09-30
NL INDUSTRIES INC
filed 2009-11-03
CIK 72162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Number of shares of the registrant's common stock outstanding on October 30, 2009: 48,611,584.

NL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page
		number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2008; September 30, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)-
	Three and nine months ended September 30, 2008 and 2009	5

	Condensed Consolidated Statement of Equity
	and Comprehensive Income -
	Nine months ended September 30, 2009 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Nine months ended September 30, 2008 and 2009	7

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45
Item 6.	Exhibits	45

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	December 31, 2008	September 30, 2009
		(unaudited)

Current assets:
Cash and cash equivalents	$16,450	$19,625
Restricted cash and cash equivalents	7,457	7,119
Marketable securities	5,534	5,296
Accounts and other receivables, net	28,663	14,986
Inventories, net	22,661	17,276
Prepaid expenses and other	1,435	1,254
Deferred income taxes	5,766	5,806

Total current assets	87,966	71,362

Other non-current assets:
Marketable equity securities	64,000	71,964
Investment in and advances to Kronos Worldwide, Inc.	133,745	122,769
Goodwill	44,194	44,311
Assets held for sale	3,517	2,800
Other assets, net	17,832	17,979

Total other non-current assets	263,288	259,823

Property and equipment:
Land	12,232	12,351
Buildings	32,723	33,999
Equipment	115,546	124,185
Construction in progress	4,406	1,512
	164,907	172,047
Less accumulated depreciation	96,625	106,531

Net property and equipment	68,282	65,516

Total assets	$419,536	$396,701

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

LIABILITIES AND EQUITY	December 31, 2008	September 30, 2009
		(unaudited)

Current liabilities:
Accounts payable	$6,802	$6,058
Accrued liabilities	27,614	24,781
Accrued environmental costs	9,834	8,436
Income taxes	1,167	1,131

Total current liabilities	45,417	40,406

Non-current liabilities:
Note payable to affiliate	41,980	42,230
Accrued environmental costs	40,220	37,205
Accrued pension costs	11,768	11,041
Accrued postretirement benefit (OPEB) costs	8,883	8,669
Deferred income taxes	49,215	52,821
Other	21,823	21,239

Total non-current liabilities	173,889	173,205

Equity:
NL Stockholders' equity:
Common stock	6,074	6,076
Additional paid-in capital	330,879	318,904
Retained earnings	16,909	-
Accumulated other comprehensive loss	(165,498)	(153,142)

Total NL stockholders' equity	188,364	171,838

Noncontrolling interest in subsidiary	11,866	11,252

Total equity	200,230	183,090

Total liabilities and equity	$419,536	$396,701

Commitments and contingencies (Notes 8 and 10)

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(unaudited)

Net sales	$43,909	$29,411	$128,137	$87,126
Cost of sales	32,688	22,446	96,493	69,141

Gross margin	11,221	6,965	31,644	17,985

Selling, general and administrative expense	6,317	6,910	19,225	19,040
Other operating income (expense):
Insurance recoveries	706	1,384	2,390	4,098
Goodwill impairment	(10,111)	-	(10,111)	-
Litigation settlement gain	-	-	-	11,313
Assets held for sale write-down	-	-	-	(717)
Other expense, net	(1)	(221)	(89)	(260)
Corporate expense	(3,046)	(4,997)	(13,782)	(14,319)

Loss from operations	(7,548)	(3,779)	(9,173)	(940)

Equity in net income (loss) of Kronos Worldwide, Inc.	(1,284)	3,072	661	(14,350)
Other income (expense):
Interest and dividends	792	681	6,917	2,096
Interest expense	(527)	(229)	(1,783)	(845)

Loss before taxes	(8,567)	(255)	(3,378)	(14,039)

Provision for income taxes (benefit)	(848)	(3,442)	165	(2,958)

Net income (loss)	(7,719)	3,187	(3,543)	(11,081)

Noncontrolling interest in net income (loss) of subsidiary	(974)	67	(473)	(214)

Net income (loss) attributable to NL stockholders	$(6,745)	$3,120	$(3,070)	$(10,867)

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.14)	$.06	$(.06)	$(.22)

Cash dividend per share	$.125	$.125	$.375	$.375

Weighted-average shares used in the calculation of net income per share:
Basic	48,599	48,612	48,595	48,607
Dilutive impact of stock options	-	2	-	-

Diluted	48,599	48,614	48,595	48,607

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2009

(In thousands)

	NL Stockholders’ Equity
				Accumulated
		Additional		other	Noncontrolling
	Common	paid-in	Retained	comprehensive	interest in	Total	Comprehensive
	stock	capital	earnings	loss	subsidiary	equity	income
				(unaudited)

Balance at December 31, 2008	$6,074	$330,879	$16,909	$(165,498)	$11,866	$200,230

Net loss	-	-	(10,867)	-	(214)	(11,081)	$(11,081)

Other comprehensive income, net	-	-	-	12,356	199	12,555	12,555

Issuance of common stock	2	133	-	-	6	141

Dividends	-	(12,186)	(6,042)	-	(605)	(18,833)

Other	-	78	-	-	-	78

Balance at September 30, 2009	$6,076	$318,904	$-	$(153,142)	$11,252	$183,090

Comprehensive income							$1,474

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,543)	$(11,081)
Depreciation and amortization	7,117	6,271
Deferred income taxes	(3,743)	(3,857)
Equity in net (income) loss of Kronos Worldwide, Inc.	(661)	14,350
Dividends from Kronos Worldwide, Inc.	13,137	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension expense	(2,239)	601
Other postretirement benefit expense	357	279
Goodwill impairment	10,111	-
Litigation settlement gain	-	(11,313)
Assets held for sale write-down	-	717
Other, net	758	1,132
Change in assets and liabilities:
Accounts and other receivables, net	(922)	9,808
Inventories, net	(1,391)	5,131
Prepaid expenses and other	(848)	904
Accrued environmental costs	(4,785)	(4,413)
Accounts payable and accrued liabilities	569	(957)
Income taxes	600	(982)
Accounts with affiliates	1,522	(1,045)
Other, net	(3,077)	(1,717)

Net cash provided by operating activities	12,962	3,828

Cash flows from investing activities:
Capital expenditures	(5,482)	(1,786)
Proceeds from real estate–related litigation settlement	-	11,800
Change in restricted cash equivalents and marketable debt securities, net	(4,453)	489
Collections of loans to affiliates	-	8,090
Collection of note receivable	1,306	261
Proceeds from disposal of:
Marketable securities	360	89
Property and equipment	255	-
Purchase of:
CompX common stock	(1,006)	-
Kronos common stock	-	(139)
Valhi common stock	-	(33)

Net cash provided by (used in) investing activities	(9,020)	18,771

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine months ended September 30,
	2008	2009
	(unaudited)

Cash flows from financing activities:
Cash dividends paid	$(18,224)	$(18,228)
Distributions to noncontrolling interests in subsidiary	(614)	(605)
Proceeds from issuance of common stock	-	84
Repayment of note payable to affiliate	(7,000)	(750)
Other, net	(50)	(133)

Net cash used in financing activities	(25,888)	(19,632)

Cash and cash equivalents - net change from:
Operating, investing and financing activities	(21,946)	2,967
Currency translation	147	208
Cash and cash equivalents at beginning of period	41,112	16,450

Cash and cash equivalents at end of period	$19,313	$19,625

Supplemental disclosures:
Cash paid for:
Interest	$1,789	$1,149
Income taxes, net	1,957	1,631
Non-cash investing activity:
Accrual for capital expenditures	169	143

See accompanying Notes to Condensed Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

Note 1 -                           Organization and basis of presentation:

Organization - We are majority-owned by Valhi, Inc. (NYSE: VHI), which owned approximately 83% of our outstanding common stock at September 30, 2009.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (of which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

Basis of presentation - Consolidated in this Quarterly Report are the results of our majority-owned subsidiary, CompX International Inc.  We also own 36% of Kronos Worldwide, Inc. which we account for by the equity method.  CompX (NYSE: CIX) and Kronos (NYSE: KRO) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the SEC on March 12, 2009 (the “2008 Annual Report”), except as discussed in Note 13.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments other than the adjustment to the carrying value of the assets held for sale discussed in Note 6) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2008 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended September 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2008 Consolidated Financial Statements contained in our 2008 Annual Report.

Unless otherwise indicated, references in this report to “NL,” “we,” “us” or “our” refer to NL Industries, Inc. and its subsidiaries and Kronos, taken as a whole.

Note 2 – Accounts and other receivables, net:

	December 31, 2008	September 30, 2009
	(In thousands)

Trade receivables	$17,598	$14,588
Other receivables	8,288	459
Receivable from affiliates:
Note receivable from Valhi	3,000	-
Income taxes from Valhi	150	-
Refundable income taxes	338	473
Allowance for doubtful accounts	(711)	(534)

Total	$28,663	$14,986

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

Note 3 – Inventories, net:

	December 31, 2008	September 30, 2009
	(In thousands)

Raw materials	$7,552	$5,532
Work in process	8,225	6,610
Finished products	6,884	5,134

Total	$22,661	$17,276

Note 4 - Marketable equity securities:

	December 31, 2008	September 30, 2009
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,372	$5,222
Other marketable securities	162	74

Total	$5,534	$5,296

Noncurrent assets (available-for-sale):
Valhi common stock	$51,234	$58,067
TIMET common stock	12,766	13,897

Total	$64,000	$71,964

	Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,372	$-	$5,372
Other marketable securities	162	-	162

Total	$5,534	$-	$5,534

Noncurrent assets (available-for-sale):
Valhi common stock	$51,234	$51,234	$-
TIMET common stock	12,766	12,766	-

Total	$64,000	$64,000	$-

	Fair Value Measurements at September 30, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,222	$-	$5,222
Other marketable securities	74	-	74

Total	$5,296	$-	$5,296

Noncurrent assets (available-for-sale):
Valhi common stock	$58,067	$58,067	$-
TIMET common stock	13,897	13,897	-

Total	$71,964	$71,964	$-

We held no level 3 securities at September 30, 2009.  Restricted debt securities at September 30, 2009 and December 31, 2008 collateralize certain of our outstanding letters of credit.

Our investments in Valhi and Titanium Metals Corporation (“TIMET”) common stock are accounted for as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input as defined by Accounting Standards Codification (“ASC”) Topic 820-10-35, Fair Value Measurements and Disclosures.  At December 31, 2008 and September 30, 2009, we owned approximately 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock.  At September 30, 2009, the quoted market price of Valhi’s and TIMET’s common stock was $12.12 and $9.59 per share, respectively.  At December 31, 2008, such quoted market prices were $10.70 and $8.81 per share, respectively.

Note 5 – Investment in and advances to Kronos Worldwide, Inc.:

At December 31, 2008 and September 30, 2009, we owned approximately 17.6 million shares of Kronos common stock.  At September 30, 2009, the quoted market price of Kronos’ common stock was $10.31 per share, or an aggregate market value of $181.6 million.  At December 31, 2008, the quoted market price was $11.65, or an aggregate market value of $205.0 million.  As part of our appeal of certain litigation discussed in Note 10, we have pledged 2.5 million shares of our Kronos common stock (and a nominal number of shares of our CompX common stock).

In 2008, the independent members of our Board of Directors and the independent members of the Board of Directors of Kronos approved the terms for us to lend up to $40 million to Kronos.  Such loan is unsecured, bears interest at the prime rate minus 1.5% (1.75% at September 30, 2009) with all principal due on demand (and no later than December 31, 2009).  The amount of our outstanding loans we have to Kronos at any time is solely at our discretion. Kronos repaid a net $5.1 million during the first nine months of 2009.  Interest earned on our notes receivable from Kronos aggregated approximately $223,000 in the first nine months of 2009.

The composition of our investment in and advances to Kronos at December 31, 2008 and September 30, 2009 is summarized below.

	December 31, 2008	September 30, 2009
	(In millions)

Investment in Kronos	$114.5	$108.7
Loan to Kronos	19.2	14.1

Total assets	$133.7	$122.8

The change in the carrying value of our investment in Kronos during the first nine months of 2009 is summarized below:

Amount
(In millions)

Balance at the beginning of the period	$114.5
Equity in net loss of Kronos	(14.4)
Other, principally equity in other comprehensive income items of Kronos	8.6

Balance at the end of the period	$108.7

Selected financial information of Kronos is summarized below:

	December 31, 2008	September 30, 2009
	(In millions)

Current assets	$589.5	$533.1
Property and equipment, net	485.5	500.3
Investment in TiO2 joint venture	105.6	104.1
Other noncurrent assets	178.1	209.2

Total assets	$1,358.7	$1,346.7

Current liabilities	$204.4	$199.7
Long-term debt	618.5	627.5
Note payable to NL	19.2	14.1
Accrued pension and postretirement benefits	134.2	133.3
Other non-current liabilities	64.5	71.0
Stockholders’ equity	317.9	301.1

Total liabilities and stockholders’ equity	$1,358.7	$1,346.7

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions)		(In millions)

Net sales	$345.6	$310.1	$1,070.0	$840.2
Cost of sales	295.2	250.6	903.3	762.4
Income (loss) from operations	7.9	21.1	27.3	(26.9)
Net income (loss)	(3.6)	8.6	1.8	(39.9)

Note 6 – Other assets and assets held for sale:

	December 31, 2008	September 30, 2009
	(In thousands)

Promissory note receivable	$15,000	$15,000
Assets held for sale	3,517	2,800
Other	2,832	2,979

Total	$21,349	$20,779

Assets held for sale consist of two properties (primarily land, buildings and building improvements) formerly used in our component products operations.  These assets were classified as “assets held for sale” when they ceased to be used in our operations and met all of the applicable criteria under GAAP.  Assets held for sale are stated at the lower of depreciated cost or fair value less cost to sell.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Subsequently during the second quarter, and as weak economic conditions continued longer than expected, we concluded that the likelihood of consummating transactions on the properties at or above their previous carrying values had diminished in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other property near the facilities (Level 2 inputs as defined by ASC Topic 820-10-35).  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $717,000 to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.

Note 7 – Accrued liabilities:

	December 31, 2008	September 30, 2009
	(In thousands)

Current:
Employee benefits	$8,158	$7,296
Professional fees	3,624	4,444
Payable to affiliates:
Income taxes – Valhi	919	12
Note payable to TIMET	1,000	-
Accrued interest payable to TIMET	528	163
Other	692	464
Reserve for uncertain tax positions	212	315
Other	12,481	12,087

Total	$27,614	$24,781

Noncurrent:
Reserve for uncertain tax positions	$19,121	$19,179
Insurance claims and expenses	1,197	751
Other	1,505	1,309

Total	$21,823	$21,239

Note 8 - Income tax provision:

	Nine months ended September 30,
	2008	2009
	(In millions)

Expected tax benefit at U.S. federal statutory income tax rate of 35%	$(1.2)	$(4.9)
Non-U.S. tax rates	(.2)	-
Incremental U.S. tax and rate differences on equity in earnings of non-tax group companies	(2.8)	1.8
U.S. state income taxes, net	.6	(.6)
Change in reserve for uncertain tax positions, net	(.1)	.7
Nondeductible expenses	.3	.2
Goodwill impairment	3.5	-
Other, net	.1	(.2)

Total	$.2	$(3.0)

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

Note 9 – Employee benefit plans:

Defined benefit plans - The components of net periodic defined benefit pension cost (income) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)

Interest cost	$765	$736	$2,319	$2,164
Expected return on plan assets	(1,560)	(830)	(4,681)	(2,470)
Recognized actuarial losses	41	307	123	906

Total	$(754)	$213	$(2,239)	$600

Postretirement benefits - The components of net periodic postretirement benefits other than pension cost are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)

Interest cost	$163	$137	$491	$413
Amortization of prior service credit	(44)	(44)	(134)	(134)

Total	$119	$93	$357	$279

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

Environmental obligations are difficult to assess and estimate for numerous reasons including the:
•	complexity and differing interpretations of governmental regulations,
•	number of PRPs and their ability or willingness to fund such allocation of costs,
•	financial capabilities of the PRPs and the allocation of costs among them,
•	solvency of other PRPs,
•	multiplicity of possible solutions,
•	number of years of investigatory, remedial and monitoring activity required, and
•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At September 30, 2009, we have not recognized any receivables for recoveries.

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

Changes in the accrued environmental costs during the first nine months of 2009 are as follows:
Amount
(In thousands)

Balance at the beginning of the period	$50,054
Additions charged to expense, net	1,487
Payments, net	(5,900)

Balance at the end of the period	$45,641

Amounts recognized in the balance sheet at the end of the period:
Current liability	$8,436
Noncurrent liability	37,205

Total	$45,641

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”), has contractually assumed our obligations.  At September 30, 2009, we had accrued approximately $46 million, related to approximately 45 sites, for those environmental matters which we believe are reasonably estimable.  We believe that it is not possible to estimate the range of costs for certain sites.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $82 million, including the amount currently accrued.  We have not discounted these estimates to present value.

At September 30, 2009, there were approximately 20 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

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

For financial reporting purposes, we have accounted for the aggregate consideration received in the second quarter 2009 closing of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a pre-tax gain related to such closing based on the difference between the aggregate $11.8 million consideration received and the carrying value of the portion of the property for which we have released our equitable lien in the second closing ($487,000).  Accordingly, we recognized a pre-tax gain in the second quarter of 2009 of approximately $11.3 million.    Similarly, the cash consideration we received at the second closing is reflected as an investing activity in our Condensed Consolidated Statement of Cash Flows.  Our carrying value of the remaining portion of this property, attributable to the portion of the property for which our equitable lien would be released in the third closing, was approximately $500,000 at September 30, 2009.

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

Other litigation

In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, we set aside funds as payment for the shares of EMS, but as of September 30, 2009 the former minority shareholders had not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of September 30, 2009 and remains recognized as a current liability in our Condensed Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The defendants are us, Contran and certain of our and EMS’s current or former officers or directors.  The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants committed breach of fiduciary duty, civil conspiracy, and breach of contract.  We and EMS filed counterclaims against the former minority shareholders relating to the formation and management of EMS.  The case was tried in July 2009, and the jury returned a verdict in favor of the plaintiffs.  The jury awarded $28.2 million in breach of contract damages and $33.7 million in breach of fiduciary duty damages.  In addition, the jury awarded an aggregate of $145 million in punitive damages associated with the finding of breach of fiduciary duty.  The plaintiffs will be required to elect breach of contract or breach of fiduciary duty damages, and the punitive damages would be awarded only if the fiduciary duty claim and the punitive damage award are upheld on appeal.  Following the jury verdict, we filed a motion to disregard the jury’s findings and for judgment notwithstanding the verdict.  In October 2009, the judge denied our motions and entered a final judgment.  We intend to file a motion for a new trial and, following a hearing and the judge’s ruling on that motion, appeal the judgment if necessary.  Plaintiffs also have filed a motion for injunctive relief seeking to preserve the judgment, which we intend to oppose.  We do not believe that the facts and evidence support the judgment and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  Moreover, we believe that the plaintiffs’ claims are required to be resolved by independent third-parties pursuant to the applicable governing documents, whose findings would be binding on all parties.  We intend to continue to vigorously defend the matter.  We expect that the judgment will be set aside.  At September 30, 2009, we believe that we have adequately accrued for the amount we will ultimately be required to pay to the former minority shareholders in this matter, and our accrual in this regard is included in other current accrued liabilities.  See Note 7.  Such amount could be increased or decreased as further information becomes available or circumstances change.

We have been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust.  During the first quarter of 2009, certain of these cases involving multiple plaintiffs were separated into single-plaintiff cases.  As a result, the total number of outstanding cases increased.  Approximately 1,226 of these types of cases remain pending, involving a total of approximately 2,800 plaintiffs.  In addition, the claims of approximately 7,500 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio and Indiana state courts.  We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims.  We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any.  To date, we have not been adjudicated liable in any of these matters.  Based on information available to us, including:
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

CompX

On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to determine allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011. In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a hearing set for December 12, 2009 and a target date of June 2010 for its findings.  The investigation with its attendant discovery and motion filings by the parties is now underway.  Three settlement conferences have been held with no progress made towards a resolution of the dispute between the parties.  CompX denies any infringement alleged in the investigation and plans to defend itself with respect to any claims of infringement by Humanscale.

On February 13, 2009, a complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s U.S. Patent No. 5,292,097C1 set forth in the complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaimed patent infringement claims against Humanscale for infringement of its keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing CompX’s motion to stay their patent infringement claims but opposing CompX’s patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed a response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay CompX’s counterclaims was denied.  A hearing before the Judge was held on October 13, 2009 to resolve any claim construction issues with respect to CompX’s patents. Discovery and motion filings by the parties with respect to CompX’s claims of patent(s) infringement are proceeding towards a trial date set by the court for the week of February 16, 2010.

On April 8, 2009, Accuride International Inc. filed a Complaint for Patent Infringement in the United States District Court, Central District of California, Los Angeles (Case No. CV09-2448 R) against CompX Precision Slides Inc. and CompX International Inc.  Accuride alleges that CompX Precision Slides Inc. and CompX International Inc. manufacture, sell and cause others to sell in the U.S. unauthorized self-closing precision drawer slides that infringe their U.S. Patent No. 6,773,097B2.  Accuride seeks an order declaring willful infringement of one or more claims of the patent; an order enjoining us from making or selling slides that infringe on their patents; damages for such willful infringement of at least $1,000,000; plus costs and attorneys’ fees.  On April 24, 2009 CompX was served with a summons in this matter and on May 18, 2009 it filed an answer denying any claims of infringement made by Accuride and asserting certain defenses including the invalidity of Accuride’s patent.  Discovery by the parties with respect to Accuride’s claims of infringement is proceeding with a trial date yet to be set by the court.  The parties have engaged in settlement discussions, and we currently believe an out-of-court resolution by the parties to the claims of infringement is more than likely.

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

CompX stock repurchase program

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time.  CompX may repurchase its common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, CompX may terminate the program prior to its completion.  CompX will use cash on hand to acquire the shares.  Repurchased shares will be added to CompX’s treasury and cancelled.  CompX did not purchase any shares of its common stock during the first nine months of 2009.

Note 11 – Long term debt:

In September 2009, CompX entered into a Third Amendment to its $37.5 million Credit Agreement (the “Third Amendment”).  The primary purpose of the Third Amendment was to adjust certain covenants, principally the interest coverage ratio and the consolidated net worth covenants, in the Credit Agreement in order to take into consideration the current and expected future financial performance of CompX.  Additionally, under the Amendment, borrowings are limited to the sum of 80% of CompX’s consolidated accounts receivable, net, 50% of consolidated raw material inventory, 50% of consolidated finished goods inventory and 100% of CompX’s consolidated unrestricted cash and cash equivalents until the end of the March 2011 fiscal quarter.  At September 30, 2009, no amounts were outstanding under the facility.  We believe the adjustments to the covenants will allow CompX to comply with the covenant restrictions through the maturity of the facility in January 2012; however if future operating results differ materially from our predictions CompX may be unable to maintain compliance.

As a condition to the Third Amendment, in September 2009 CompX executed with TIMET Finance Management Company (“TFMC”) an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The Amended and Restated TFMC Note amended and restated the Subordinated Term Promissory Note dated October 26, 2007 in the original principal amount of $52,580,190 executed by CompX and payable to the order of TFMC.  As of September 21, 2009, the principal amount outstanding under the original promissory note was $42,230,190 and the amount of accrued interest was $152,448. Such principal and accrued interest were carried over under the Amended and Restated TFMC Note.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.

Note 12 - Financial instruments:

See Note 4 for a summary of our marketable securities and their fair value determination by the categories set forth in ASC Topic 820-10-35 as of December 31, 2008 and September 30, 2009.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2008 and September 30, 2009:

	December 31, 2008		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$29.4	$29.4	$32.0	$32.0

Notes receivable from Kronos and Valhi	22.2	22.2	14.1	14.1

Promissory note receivable	15.0	15.0	15.0	15.0

Note payable to affiliate	43.0	43.0	42.2	42.2

Noncontrolling interest in CompX common stock	11.9	8.5	11.3	11.7

NL stockholders’ equity	188.4	651.2	171.8	325.7

The fair value of our noncurrent marketable equity securities, restricted marketable debt securities, noncontrolling interest in CompX and NL stockholders’ equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs as defined by ASC Topic 820-10-35.  The fair value of our promissory note receivable and our variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 13 – Recent accounting pronouncements:

Noncontrolling Interest – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810-10 Consolidation.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under previous GAAP such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption, we reclassified our condensed consolidated balance sheet and statement of operations to conform to the new presentation requirements for noncontrolling interest for all periods presented.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815-10 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Condensed Consolidated Financial Statements.  We have no outstanding forward contracts at September 30, 2009.

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715-20 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will become effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Other-Than-Temporary Impairments - In April 2009 the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320-10 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity, and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825-10 Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009 and is included in Note 12 to our Condensed Consolidated Financial Statements.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855-10 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement clarifies existing guidance on subsequent events including:
•	the requirement that a public entity evaluate subsequent events through the issue date of the financial statements,
•	the determination of when the effects of subsequent events should be recognized in the financial statements, and
•	the disclosures regarding all subsequent events.
SFAS No. 165 also requires a public entity to disclose the date through which it has evaluated subsequent events.  We have evaluated subsequent events through November 2, 2009, which is the date this report was filed with the SEC.  SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Condensed Consolidated Financial Statements.

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

Results of Operations

Net Income (Loss) Overview

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Our net income attributable to NL stockholders was $3.1 million, or $.06 per diluted share, in the third quarter of 2009 compared to a net loss of $6.7 million, or $.14 per share, in the third quarter of 2008.  As more fully discussed below, our income per share increased from 2008 to 2009 due primarily to the net effect of:
•	higher equity in net income from Kronos in 2009,
•	lower component products income from operations in 2009,
•	a goodwill impairment charge incurred in 2008 related to the marine business line of our component products operations,
•	higher defined benefit pension expense in 2009,
•	higher environmental remediation expense in 2009 and
•	higher insurance recoveries in 2009.

Our 2009 net income includes income of $.02 per diluted share related to certain insurance recoveries.

Our 2008 net loss includes:
•	a goodwill impairment charge of $.21 per share related to the marine business line of our component products operations and
•	income of $.01 per diluted share related to certain insurance recoveries.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Our net loss attributable to NL stockholders was $10.9 million, or $.22 per share, in the first nine months of 2009 compared to a net loss of $3.1 million, or $.06 per share, in the first nine months of 2008.  As more fully discussed below, the increase in our net loss per share from 2008 to 2009 is due primarily to the net effect of:
•	higher equity in net losses of Kronos in 2009,
•	a litigation settlement pre-tax gain of $11.3 million in 2009,
•	lower component products income from operations in 2009,
•	an asset held for sale write-down of $.7 million in 2009,
•	higher insurance recoveries in 2009,
•	higher environmental remediation expense in 2009,
•	lower litigation and related expenses in 2009 and
•	lower interest income in 2009.

Our 2009 net loss includes:
•	a litigation settlement gain of $.15 per share related to the settlement of condemnation proceedings on real property we owned,
•	income of $.05 per share related to certain insurance recoveries and
•	a write-down of assets held for sale of $.01 per share.

Our 2008 net loss includes:
•	a goodwill impairment charge of $.21 per share related to the marine business line of our component products operations,
•	interest income of $.06 per share related to certain escrow funds,
•	income included in our equity in earnings of Kronos of $.03 per share related to an adjustment of certain income tax attributes of Kronos in Germany, and
•	income of $.03 per share related to certain insurance recoveries.
Income (loss) from Operations

The following table shows the components of our income (loss) from operations.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2008	2009	Change	2008	2009	Change
	(In millions)			(In millions)

CompX	$(5.2)	$(.2)	(97)%	$2.2	$(2.0)	(193)%
Insurance recoveries	.7	1.4	96%	2.4	4.1	71%
Litigation settlement gain	-	-	-	-	11.3	100%
Corporate expense and other, net	(3.0)	(5.0)	67%	(13.8)	(14.3)	4%

Income (loss) from operations	$(7.5)	$(3.8)	52%	$(9.2)	$(.9)	90%

Amounts attributable to CompX relate to its components products business, while the other amounts generally relate to NL.  Each of these items is further discussed below.

CompX International Inc.

	Three months ended				Nine months ended
	September 30,			%	September 30,		%
	2008	2009		Change	2008	2009	Change
	(In millions)				(In millions)

Net sales	$43.9	$29.4		(33)%	$128.1	$87.1	(32)%
Cost of sales	32.7	22.4		(31)%	96.5	69.1	(28)%

Gross margin	$11.2	$7.0			$31.6	$18.0

Income (loss) from operations	$(5.2)	$(.2)		97%	$2.2	$(2.0)	(186)%

Percentage of net sales:
Cost of sales	74%	76%			75%	79%
Income (loss) from operations	(12)%	(1	) %		2%	(2)%

Net sales – Our component products sales decreased 33% in the third quarter and 32% in the first nine months of 2009 compared to the same periods in 2008.  Net sales decreased principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America.

Cost of sales and gross margin – Our component products cost of sales as a percentage of sales increased by 2% in the third quarter and 4% in the first nine months of 2009 compared to 2008.  As a result, gross margin decreased over the same periods.  The resulting declines in gross margin are primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilized capacity, partially offset by cost reductions implemented in response to lower sales and the impact of relative changes in currency exchange rates with respect to the nine month period.

Goodwill impairment - During the third quarter of 2008, we recorded a non-cash goodwill impairment charge of $10.1 million for CompX’s marine components reporting unit.

Income (loss) from operations - Excluding the goodwill impairment charge discussed above, our component products income from operations decreased in the third quarter and first nine months of 2009 to a loss of $.2 million and a loss of $2.0 million, respectively, compared to income of $4.9 million and $12.3 million for the same periods of 2008.  As a percentage of net sales, operating costs and expenses increased approximately 10% and 7% for the quarter and nine month comparative periods.  The increases are primarily due to reduced coverage of costs as a result of lower sales volumes and approximately $1.5 million and $2.5 million of patent litigation expenses for the three month and nine month periods ended September 30, 2009.  See Note 10 to the Condensed Consolidated Financial Statements.

Assets held for sale - During the second quarter of 2009, we recorded an assets held for sale write-down of $717,000, which is included in loss from operations.  See Note 6 to the Condensed Consolidated Financial Statements.

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

	Increase (decrease)
	Three months ended September 30, 2009 vs. 2008	Nine months ended September 30, 2009 vs. 2008
	(In thousands)
Impact on:
Net sales	$(142)	$(1,089)
Income from operations	12	1,318

The negative impact on sales relates to sales of CompX’s non-U.S. operations denominated in non-U.S. dollar currencies that were translated into lower U.S. dollar equivalent sales due to a weakening of the local currency in relation to the U.S. dollar.  The positive impact on income from operations primarily results from the stronger U.S. dollar translating CompX’s non-U.S. operating expenses into lower U.S. dollar equivalent operating expenses.  As a substantial portion of the sales of CompX’s non-U.S. operations are denominated in the U.S. dollar, this positively impacted our income from operations as it results in lower expenses without a corresponding reduction in sales.

Outlook – Demand for components continues to be slow and unstable as customers react to the condition of the overall economy.  While changes in market demand are not within its control, CompX is focused on the areas it can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match demand.  CompX expects that its lean manufacturing and cost improvement initiatives will continue to positively impact productivity and result in a more efficient infrastructure that it can leverage when demand growth returns.  Additionally, CompX continues to seek opportunities to gain market share in markets that it currently serves, to expand into new markets and to develop new product features in order to mitigate the impact of reduced demand as well as broaden its sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  We currently expect these costs to be volatile for the remainder of 2009 and into 2010.  If raw material prices increase, CompX may not be able to fully recover the costs by passing them on to customers through price increases due to the competitive nature of the markets served and the depressed economic conditions.

As discussed in Note 10 to the Condensed Consolidated Financial Statements, certain competitors have filed claims against CompX for patent infringement.  CompX has denied the allegations of patent infringement and is seeking to either have the claims dismissed or is in settlement discussions, the outcome of which would not be expected to have a material effect on our results of operations.  While we currently believe that the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to continue to incur costs defending against such claims during the short-term that are likely to be material.

In accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 350-20-20, Goodwill, CompX performs its annual test for goodwill impairment at each of its applicable reporting units during the third quarter of each year.  For the third quarter of 2009, CompX concluded that no impairments were present.  However, if CompX’s future cash flows from operations less capital expenditures for its furniture components reporting unit were to be significantly below current expectations (approximately 20% below current expectations), it is reasonably likely that CompX would conclude an impairment of the goodwill associated with this reporting unit would be present under ASC Topic 350-20-20.  At September 30, 2009, the estimated fair value of CompX’s Furniture Components reporting unit exceeded its carrying value by 30%.  The carrying value includes approximately $7 million of goodwill.  Holding all other assumptions constant at the reevaluation date, an increase in the rate used to discount CompX’s expected cash flows of approximately 200 basis points would reduce the enterprise value for the Furniture Components unit sufficiently to indicate a potential impairment.

Due to the continued decline in the marine industry and lower than expected results of CompX’s Custom Marine and Livorsi Marine operations comprising its Marine Components reporting unit, CompX evaluated the long-lived assets for each of Custom Marine and Livorsi Marine under ASC Topic 360-10-35 and concluded no impairments were present at September 30, 2009.  However, if the future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 45% for Custom Marine and 75% for Livorsi Marine), it is reasonably likely that we would conclude an impairment was present.  At September 30, 2009 the asset carrying values were $6.7 million for Custom Marine and $4.9 million for Livorsi Marine.

In September 2009, CompX entered into a Third Amendment to its $37.5 million Credit Agreement (the “Third Amendment”).  The primary purpose of the Third Amendment was to adjust certain covenants in the Credit Agreement in order to take into consideration the current and expected future financial performance of CompX.  See Note 11 to the Condensed Consolidated Financial Statements.  We believe that the adjustments to the covenants will allow CompX to comply with the covenant restrictions through the maturity of the facility in January 2012; however if future operating results differ materially from our expectations CompX may be unable to maintain compliance.  At September 30, 2009, no amounts were outstanding under the facility.  CompX is currently in compliance with all covenant restrictions under the Credit Agreement.  Maintaining compliance with certain of the covenant restrictions is dependent upon CompX’s current financial performance as measured at the end of each quarter.  One of the financial performance covenants requires earnings before interest and taxes for the third quarter of 2009 to be 2.5 times cash interest expense.  Since CompX’s earnings before interest and taxes was a loss of $147,000 for the third quarter of 2009, as measured under the terms of the Credit Agreement, it effectively could not have had any borrowings outstanding under the Credit Agreement during the third quarter of 2009 without violating the covenant as any cash interest expense incurred would have exceeded the required 2.5 to 1 ratio.  In the future, to the extent that CompX does not generate the required amount of earnings before interest and taxes, as measured under the Credit Agreement, it would similarly be unable to borrow on the Credit Agreement without violating this financial performance covenant.  However, there are no current expectations that CompX will need to borrow on the revolving credit facility in the near term as cash flows from operations are expected to be sufficient to fund its future liquidity requirements.

As a condition to the Third Amendment, in September 2009 CompX executed with TIMET Finance Management Company (“TFMC”) an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.  See Note 11 to the Condensed Consolidated Financial Statements.

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

Corporate expense - Corporate expenses were $5.0 million in the third quarter of 2009, $2 million or 67% higher than in the third quarter of 2008 primarily due to higher environmental remediation and defined benefit pension expenses in 2009.  Included in corporate expense are:
•	litigation and related costs of $2.1 million in 2009 compared to $2.2 million in 2008 and
•	environmental expenses of $1.3 million in 2009, compared to $.1 million in 2008.

Corporate expenses were $14.3 million in the first nine months of 2009, $.5 million or 4% higher than in the first nine months of 2008 primarily due to higher environmental remediation and defined benefit pension expenses partially offset by lower litigation and related costs.  Included in corporate expense are:
•	litigation and related costs of $7.4 million in 2009 compared to $10.8 million in 2008 and
•	environmental expenses of $1.5 million in 2009, compared to $.5 million in 2008.

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

Equity in net income (loss) of Kronos Worldwide, Inc.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2008	2009	Change	2008	2009	Change
	(In millions)			(In millions)
Kronos historical:
Net sales	$345.6	$310.1	(10)%	$1,070.0	$840.2	(21)%
Cost of sales	295.2	250.6	(15)%	903.3	762.4	(16)%

Gross margin	$50.4	$59.5		$166.7	$77.8

Income (loss) from operations	$7.9	$21.1		$27.3	$(26.9)
Other, net	.3	.1		.9	.1
Interest expense	(11.3)	(10.5)		(33.0)	(30.6)
	(3.1)	10.7		(4.8)	(57.4)
Income tax expense (benefit)	.5	2.1		(6.6)	(17.5)

Net income (loss)	$(3.6)	$8.6		$1.8	$(39.9)

Percentage of net sales:
Cost of sales	85%	81%		84%	91%
Income (loss) from operations	3%	7%		3%	(3)%

Equity in net income (loss) of Kronos Worldwide, Inc.	$(1.3)	$3.1		$.7	$(14.4)

TiO2 operating statistics:
Sales volumes*	121	124	3%	389	335	(14)%
Production volumes*	126	129	3%	390	280	(28)%

Change in Ti02 net sales:
Ti02 product pricing			(5)%			-%
Ti02 sales volumes			3%			(14)%
Ti02 product mix			(3)%			(2)%
Changes in currency exchange rates			(5)%			(5)%

Total			(10)%			(21)%
_______________________________

* Thousands of metric tons

The key performance indicators for Kronos are TiO2 average selling prices and TiO2 sales and production volumes.

Net sales – Kronos’ sales decreased 10% or $35.5 million compared to the third quarter of 2008 due to a 5% decrease in average TiO2 selling prices and unfavorable changes in product mix, partially offset by a 3% increase in sales volumes.  In addition, Kronos estimates that the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $17 million, or 5%, as compared to the same period in 2008.

Kronos’ net sales decreased 21% or $229.8 million compared to the nine months ended September 30, 2008 due to a 14% decrease in sales volumes and unfavorable changes in product mix.  In addition, Kronos estimates that the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $56 million, or 5%, as compared to the same period in 2008.  Kronos expects average selling prices in the last three months of 2009 to be higher than the average selling prices in the first nine months of 2009, as discussed below.

Kronos’ sales volumes in the third quarter of 2009 were 3% higher as compared to 2008 due primarily to the impact of higher demand in its markets resulting from the improvement in current economic conditions.  Kronos’ 14% decrease in sales volumes in the nine months ended September 30, 2009 is primarily due to the impact of lower demand in its markets resulting from the current economic conditions, principally in the first half of 2009.

Cost of sales – Kronos’ cost of sales decreased $44.6 million or 15% in the third quarter of 2009 compared to 2008 primarily due to lower raw material costs of $7.6 million, lower utilities costs of $4.4 million, a decrease in maintenance costs of $8.9 million as part of Kronos’ continuing efforts to reduce operating costs where possible, and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales decreased to 81% in the third quarter of 2009 compared to 85% in the third quarter of 2008 due to the favorable effects of lower maintenance and other costs. TiO2 production volumes increased to near full capacity in the third quarter of 2009 as the temporary plant curtailments implemented during the first half of the year had ceased by the third quarter.

Kronos’ cost of sales decreased $140.9 million or 16% in the nine months ended September 30, 2009 compared to the same period 2008 primarily due to the impact of a 14% decrease in sales volumes, lower raw material costs of $5.8 million, a decrease in maintenance costs of $26.4 million and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 91% in the first nine months of 2009 compared to 84% in the same period of 2008 due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes during the first six months of 2009.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

Income (loss) from operations – Kronos’ income from operations increased by $13.2 million from $7.9 million in the third quarter of 2008 to $21.1 million in the third quarter of 2009.   Income from operations as a percentage of net sales increased to 7% in the third quarter of 2009 from 3% in the same period for 2008.  This increase is driven by the increase in gross margin, which grew to 19% for the third quarter of 2009 compared to 15% for the third quarter of 2008.  Kronos’ gross margin has increased primarily because of lower maintenance and other costs as well as the positive effects of higher sales volumes and changes in currency exchange rates, all of which more than offset the impact of lower average TiO2 selling prices.  Kronos estimates changes in currency exchange rates positively affected income from operations by approximately $2 million in the third quarter of 2009 as compared to the same period in 2008.

Kronos’ income (loss) from operations declined by $54.2 million from income of $27.3 million in the first nine months of 2008 to a loss of $26.9 million in the same period in 2009.  Income (loss) from operations as a percentage of net sales declined to (3%) in the first nine months of 2009 from 3% in the same period for 2008.  This decrease is driven by the decline in gross margin, which fell to 9% for the first nine months of 2009 compared to 16% for the same period 2008.  Kronos’ gross margin has decreased primarily because the significant amount of unabsorbed fixed production costs resulting from the production curtailments Kronos implemented during the first six months of 2009 as well as the effect of lower sales volumes.  In addition, changes in currency rates have positively affected Kronos’ gross margin and income (loss) from operations.  Kronos estimates that changes in currency exchange rates increased income (loss) from operations by approximately $50 million in the first nine months of 2009 as compared to the same period in 2008.

Interest expense – Kronos’ interest expense decreased $.8 million from $11.3 million in the third quarter of 2008 to $10.5 million in the third quarter of 2009 due to changes in currency exchange rates.  Kronos’ interest expense decreased $2.4 million from $33.0 million in the first nine months of 2008 to $30.6 million in the same period for 2009 due to changes in currency exchange rates.  Excluding the effect of currency exchange rates, Kronos expects that interest expense will be higher in 2009 as compared to 2008 due to anticipated increased average borrowings under its revolving credit facilities and higher interest rates on Kronos’ European credit facility.

Kronos has a significant amount of indebtedness denominated in the euro, primarily the 6.5% Senior Secured Notes.  The interest expense it recognizes will vary with fluctuations in the euro exchange rate.

Provision for income taxes – Kronos’ provision for income taxes was $2.1 million in the third quarter of 2009 compared to $.5 million in the same period last year.  Kronos’ income tax benefit was $17.5 million in the first nine months of 2009 compared to a benefit of $6.6 million in the same period last year.  Kronos’ income tax benefit in 2008 includes a $7.2 million income tax benefit related to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of its German corporate and trade tax net operating loss carryforwards.

Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $817 million for German corporate purposes and $229 million for German trade tax purposes at December 31, 2008).  At September 30, 2009, Kronos concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) Kronos has utilized a portion of such carryforwards during the most recent three-year period and (iii) Kronos currently expects to utilize the remainder of such carryforwards over the long term.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and Kronos generates operating losses in its German operations for an extended period of time, it is possible Kronos might conclude that the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point Kronos would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

	Three months ended September 30, 2009 vs. 2008	Nine months ended September 30, 2009 vs. 2008
	Increase (decrease), in millions
Impact on:
Net sales	$ (17)	$ (56)
Income (loss)from operations	2	50

Outlook - In response to the worldwide economic slowdown and weak consumer confidence, Kronos reduced its production volumes in the first half of 2009 in order to reduce its finished goods inventory, improve its liquidity and match production to market demand.  Overall industry pigment demand is expected to be lower in 2009 as compared to 2008 as a result of worldwide economic conditions.  While Kronos currently expects that its sales volumes in 2009 will be lower as compared to 2008, it does expect to gain market share following anticipated reductions in industry capacity due to competitors’ permanent plant shutdowns.  During the second and third quarters of 2009, Kronos and its competitors announced price increases, a small portion of which were implemented in the third quarter of 2009, with the remainder expected to be implemented in the fourth quarter of 2009 and into the first quarter of 2010.  As a result, the decline in Kronos’ average selling prices experienced during the first half of 2009 has ceased, and average selling prices increased slightly during the third quarter of 2009.  As a result of expected continued implementation of these price increases, Kronos anticipates that its average selling prices will rise during the fourth quarter of 2009 and into 2010.

Kronos currently expects income from operations to be lower in 2009 as compared to 2008 primarily due to higher production costs resulting in part from reduced production volumes during the first half of the year and the resulting unabsorbed fixed production costs.  While Kronos operated its facilities at approximately 58% of capacity during the first six months of 2009, Kronos increased its capacity utilization to approximately 96% of capacity during the third quarter of 2009, and expects to operate its facilities at approximately 90% to 95% of capacity during the fourth quarter of this year.  Kronos expects to report a net loss in 2009 as compared to reporting net income in 2008 due to lower expected income from operations in 2009 resulting principally from the negative effects of the production curtailments it implemented in the first half of 2009.  In addition, Kronos currently expects its income from operations in the fourth quarter of 2009 will be lower as compared to the third quarter of 2009 due to the net effects of higher average selling prices, lower sales volumes resulting from normal seasonal changes in demand and higher maintenance cost due to the relative timing of maintenance activities throughout the year.

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

Kronos believes that its annual attainable production capacity for 2009 is approximately 532,000 metric tons.  Kronos expects that its production volumes in 2009 will be significantly lower than its attainable capacity due to the production curtailments implemented in the first half of the year.  Kronos currently expects that it will operate at 75% to 80% of its attainable production capacity in calendar 2009. Kronos’ expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for its product.

Noncontrolling interest in subsidiary - Noncontrolling interest in net loss of subsidiary increased $259,000 in the first nine months of 2009 as compared to the first nine months of 2008 due to higher earnings of CompX in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Cash flows provided by operating activities decreased from $13.0 million in the first nine months of 2008 to $3.8 million in the first nine months of 2009.  The $9.1 million decrease in cash provided by operating activities includes the net effect of:

•	Kronos’ suspension of its quarterly dividend in 2009,
•
lower income from operations in 2009 of $12.5 million (excluding the litigation settlement pre-tax gain of $11.3 million and the non-cash write-down of $.7 million on assets held for sale in 2009 and the $10.1 million non-cash goodwill impairment charge in 2008),

•
a higher amount of net cash provided by changes in receivables, inventories, payables and accrued liabilities in 2009 of $15.7 million primarily due to relative changes in CompX’s working capital levels,

•	lower cash paid for income taxes in 2009 of $326,000, and
•	lower interest income of $4.8 million in 2009 primarily due to $4.3 million of interest received from certain escrow funds in 2008.

We do not have complete access to CompX’s cash flows in part because we do not own 100% of CompX.  A detail of our consolidated cash flows from operating activities is presented in the table below.  Intercompany dividends have been eliminated.
	Nine months ended September 30,
	2008	2009
	(In millions)
Cash provided by (used in) operating activities:
CompX	$10.6	$10.6
NL Parent and wholly-owned subsidiaries	6.4	(2.8)
Eliminations	(4.0)	(4.0)
Total	$13.0	$3.8

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding increased slightly from December 31, 2008 to September 30, 2009.  In absolute terms, however, we reduced trade accounts receivable by $2.9 million in the first nine months of 2009 as compared to December 31, 2008.  As shown below, our average number of days in inventory was flat from December 31, 2008 to September 30, 2009.  In absolute terms, however, we reduced inventory by $5.1 million in the first nine months of 2009 as compared to December 31, 2008.  For comparative purposes, we have provided prior year numbers below.

	December 31,	September 30,	December 31,	September 30,
	2007	2008	2008	2009

Days sales outstanding	44 Days	44 Days	41 Days	43 Days
Days in inventory	63 Days	71 Days	70 Days	70 Days

Investing and financing activities

Net cash provided by investing activities totaled $18.8 million in the first nine months of 2009 compared to net cash used in investing activities of $9.0 million in the first nine months of 2008.

During 2009:
•	we received $11.8 million from the second closing contained in a settlement agreement related to condemnation proceedings on certain real property we formerly owned in New Jersey,
•	we collected $8.1 million on notes receivable from affiliates,
•	we used $1.8 million for capital expenditures, substantially all of which relates to CompX, and
•
we purchased approximately 2,800 shares of Valhi in open-market transactions for an aggregate amount of $33,000, and we purchased approximately 14,000 shares of Kronos in open–market transactions for an aggregate amount of $139,000.  See Notes 4 and 5 to our Condensed Consolidated Financial Statements.

During 2008:
•	we used $5.5 million for capital expenditures, substantially all of which relates to CompX,
•	we used $4.3 million of cash to fund two new escrow accounts related to environmental matters (such escrow funds are classified as restricted cash) and
•	CompX purchased approximately 126,000 shares of its common stock in market transactions for $1.0 million.

During the first nine months of 2008 and 2009 we paid aggregate cash dividends of $18.2 million, or $.375 per share.  Distributions to noncontrolling interests consist of CompX dividends paid to shareholders other than us.

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

CompX and Kronos are in compliance with all of their respective debt covenants at September 30, 2009.  Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements.  See discussion below regarding CompX’s revolving credit facility and Kronos’ European revolving credit facility.

Certain of Kronos’ credit facilities require the maintenance of minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 Kronos reduced its production levels in response to the current economic environment, which has favorably impacted Kronos’ liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted Kronos’ 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, lower sales negatively impacted Kronos’ results of operations in the first half of 2009.  As a result, we did not expect Kronos to maintain compliance under its European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  Beginning on March 20, 2009, the lenders associated with Kronos’ European revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 Kronos and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings.  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings would be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line has been limited to euro 51 million ($74.5 million) until Kronos is in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  The maturity date of the Amended Revolving Credit Facility remains May 26, 2011.  Kronos believes it will be able to comply with the new financial covenants through the maturity of the facility; however if future operating results differ materially from Kronos’ expectations, Kronos may be unable to maintain compliance.

Future cash requirements

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities.  We generally use these amounts to (i) fund capital expenditures, (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of short-term indebtedness and dividends (if declared).

At September 30, 2009, there were no amounts outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012 and CompX has no current expectations to borrow on the revolving credit facility in the near term.  As a result of covenant restrictions relating the ratio of earnings before interest and tax to cash interest expense, as defined in the Credit Agreement, CompX would not have been able to borrow under the Credit Agreement during the third quarter of 2009 due to a loss before interest and tax incurred in the third quarter of 2009.  Any future losses before interest and tax would also likely restrict or prohibit borrowings under the Credit Agreement without violating the terms of the Credit Agreement.  However, there are no current expectations that CompX will need to borrow on the revolving credit facility in the near term as cash flows from operations are expected to be sufficient to fund CompX’s future liquidity requirements.  See “Outlook” for further discussion of expectations relating to compliance with credit facility debt covenants.

While the required ratio of earnings before interest and tax to cash interest expense limited CompX’s ability to borrow under the Credit Agreement during the third quarter of 2009, such financial covenant does not directly impact CompX’s ability to pay dividends on its common stock.  CompX believes that cash generated from operations together with cash on hand will be sufficient to meet its liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for at least the next twelve months.  To the extent that actual operating results or other developments differ from our expectations, CompX’s liquidity could be adversely affected.

At September 30, 2009, we had an aggregate of $32.0 million of restricted and unrestricted cash, cash equivalents and marketable securities.  A detail by entity is presented in the table below.
Amount
(In millions)

CompX	$18.2
NL Parent and wholly-owned subsidiaries	13.8

Total	$32.0

In addition, at September 30, 2009 we owned 4.8 million shares of Valhi common stock and 1.4 million shares of TIMET common stock with an aggregate market value of $72 million.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending September 30, 2010).  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital Expenditures

Firm purchase commitments for capital projects in process at September 30, 2009 approximated $320,000.  CompX has lowered its planned capital expenditures in 2009 in response to the current economic conditions.  CompX is limiting 2009 investments to those expenditures required to meet lower expected customer demand and those required to properly maintain its facilities.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate and based on the 10.8 million shares of CompX we held at September 30, 2009, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at September 30, 2009, we would receive annual dividends from Valhi of $1.9 million.  In February 2009, Kronos and TIMET announced the suspension of their regularly quarterly dividends in consideration of the challenges and opportunities that exist in the respective TiO2 pigments and titanium metals industries.  We received aggregate dividends from Kronos and TIMET of $17.5 million and $435,000, respectively, in 2008.

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

Recent accounting pronouncements

See Note 13 to the Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates and security prices.  For a discussion of such market risk items, refer to Part I, Item 7A. - “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report and Note 12 to the Condensed Consolidated Financial Statements.  There have been no material changes in these market risks during the first nine months of 2009.

CompX has substantial operations located outside the United States for which the functional currency is not the U.S. dollar.  As a result, the reported amounts of our assets and liabilities related to our non-U.S. operations, and therefore our consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  We periodically use currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we anticipate entering into such contracts for trading or speculative purposes in the future.  Most of our currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally, we enter into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we  mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income currently as part of net currency transactions.  At September 30, 2009, we had no outstanding forward contracts.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting -  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In addition to the matters discussed below, refer to Note 10 to our Condensed Consolidated Financial Statements, to our 2008 Annual Report and to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Circuit Court cases in Milwaukee County, Wisconsin.  In August 2009, the stay expired in all five cases.

Jones v. Joaquin Coe et al. (Superior Court of New Jersey, Essex County, Case No. ESX-L-9900-06).  In September 2009, the case was dismissed with prejudice.  This dismissal concludes the case.

The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  In September 2009, the court granted in part and denied in part the defendants’ joint motion to dismiss, thereby limiting the relief recoverable by the Tribe, but allowing the plaintiffs to proceed with their claims.

Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M))  In August 2009, defendants filed a joint motion to dismiss the case, which remains pending.

Waco Subsite Consent Decree, United States District Court for the District of Kansas.  We have been approached by state and federal natural resource trustees and have participated in preliminary discussions with respect to potential natural resource damage claims.

Tar Creek Notice and Demand from Environmental Protection Agency.  In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection with the site.  The state continues to monitor for a potential settlement between the EPA and us and may subsequently attempt to pursue a settlement with us.

Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  In October 2009, NL and other defendants filed a motion to dismiss the case.

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al., (L-009868-05, Superior Court of New Jersey, Essex County).  NL is one of approximately 300 third-party defendants that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the “Newark Bay Complex”).  NL was named in the third-party complaint based upon its ownership of two former operating sites and purported connection to a former Superfund site (at which NL was a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex.  We intend to deny liability and defend vigorously against all of the claims.

Beets v. Blue Tee Corp. et al. (Northern District of Oklahoma, Case No. 4:09-cv-546).  In August 2009, third-party defendant the United States of America removed the case to the Northern District of Oklahoma, where it was docketed as case No. 4:09-cv-546.  In September 2009, Plaintiffs moved to return the case to the Oklahoma State Court, District of Ottawa County.

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117).  This is a citizen's suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties, and an award of costs.  We intend to vigorously defend against all of the claims.

Item 1A.                      Risk Factors

For a discussion of the risk factors related to our businesses, refer to Part I, Item 1A., “Risk Factors,” in our 2008 Annual Report.  There have been no material changes to such risk factors during the three months ended September 30, 2009.

Item 6.                      Exhibits

10.1
-  Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A., /N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.1 to the Form 10-Q of Kronos International, Inc. (File No. 333-1000047) dated November 2, 2009.  Certain schedules, exhibits, annexes and similar attachments to this Exhibit 10.1 have not been filed; upon request, the registrant will furnish supplementally to the Commission a copy of any omitted schedule, exhibit, annex or attachment.

31.1 - Certification

31.2 - Certification

32.1 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NL INDUSTRIES, INC.               (Registrant)

Date November 2, 2009	/s/ Gregory M. Swalwell
Gregory M. Swalwell
(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

Date November 2, 2009	/s/ Tim C. Hafer
Tim C. Hafer
(Vice President and Controller, Principal Accounting Officer)