Form 10-K
period 2009-12-31
NL INDUSTRIES INC
filed 2010-03-10
CIK 72162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2009

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

•	The registrant has not yet been phased into the interactive data requirements.

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X   No

Whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).  Large accelerated filer     Accelerated filer X   Non-accelerated filer     Smaller reporting company

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X

The aggregate market value of the 6.9 million shares of voting stock held by nonaffiliates of NL Industries, Inc. as of June 30, 2009 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $51 million.

As of February 25, 2010, 48,621,934 shares of the Registrant's common stock were outstanding.
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

Organization

We are majority-owned by Valhi, Inc. (NYSE: VHI).  At December 31, 2009, Valhi owned approximately 83% of our outstanding common stock.  Subsidiaries of Contran Corporation owned approximately 93% of Valhi’s outstanding common stock at December 31, 2009.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee) or is held directly by Mr. Simmons or other persons or entities related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

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

•	Possible disruption of our business or increases in the cost of doing business resulting from terrorist activities or global conflicts,
•	Competitive products and prices, including increased competition from low-cost manufacturing sources (such as China),
•	Customer and competitor strategies,
•	Potential consolidation or solvency of our competitors,
•	Demand for office furniture,
•	Demand for high performance marine components,
•	Substitute products,
•	The impact of pricing and production decisions,
•	Competitive technology positions,
•	The introduction of trade barriers,
•	Service industry employment levels,
•	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone, the Canadian dollar and the New Taiwan dollar),
•	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
•	The timing and amounts of insurance recoveries,
•	Our ability to maintain sufficient liquidity,
•	The extent to which our subsidiaries were to become unable to pay us dividends,
•	CompX’s and Kronos’ ability to renew or refinance credit facilities,
•	CompX’s ability to comply with covenants contained in its revolving bank credit facility
•	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
•	Potential difficulties in integrating completed or future acquisitions,
•	Decisions to sell operating assets other than in the ordinary course of business,
•	Uncertainties associated with the development of new product features,
•	Our ability to utilize income tax attributes or changes in income tax rates related to such attributes, the benefits of which have been recognized under the more-likely-than-not recognition criteria,
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

•	The ultimate resolution of pending litigation (such as our lead pigment and environmental matters) and
•	Possible future litigation.

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

Component Products CompX International Inc. - 87% owned at December 31, 2009
CompX is a leading manufacturer of security products, precision ball bearing slides and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges and throttle controls for the performance marine industry.  CompX has production facilities in North America and Asia.

Chemicals Kronos Worldwide, Inc. – 36% owned at December 31, 2009
Kronos is a leading global producer and marketer of value-added TiO2 pigments, which are used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including coatings, plastics, paper and other industrial and consumer "quality-of-life" products.   Kronos has production facilities in Europe and North America.  Sales of TiO2 represented about 90% of Kronos’ total sales in 2009, with sales of other products that are complementary to Kronos’ TiO2 business comprising the remainder.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

Industry Overview - Through our majority-owned subsidiary, CompX, we manufacture components that are sold to a variety of industries including office furniture, recreational transportation (including performance boats), mailboxes, tool boxes, appliances, banking equipment, vending equipment, computers and related equipment.  Approximately 34% of CompX’s total sales in 2009 are to the office furniture manufacturing industry, compared to 33% in 2008 and 32% in 2007.  We believe that our emphasis on new product features and sales of our products to additional markets has resulted in our potential for higher rates of earnings growth and diversification of risk.
Manufacturing, Operations and Products – CompX’s Security Products business, with a manufacturing facility in South Carolina and one in Illinois shared with the Marine Components business, manufactures locking mechanisms and other security products for sale to the postal, transportation, office and institutional furniture, toolbox, banking, vending, general cabinetry and other industries.  We believe that CompX is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.  CompX’s security products are used in a variety of applications including ignition systems, mailboxes, toolboxes, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, office furniture and medical cabinet security.  These products include:

•	disc tumbler locks which provide moderate security and generally represent the lowest cost lock to produce;
•
pin tumbler locking mechanisms which are more costly to produce and are used in applications requiring higher levels of security, including CompX’s KeSet high security system, which allows the user to change the keying on a single lock 64 times without removing the lock from its enclosure; and

•
innovative eLock electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe or keypad credentials.

A substantial portion of CompX’s Security Products sales consist of products with specialized adaptations to an individual manufacturer’s specifications, some of which are listed above.  CompX also has a standardized product line suitable for many customers, which is offered through a North American distribution network to lock distributors and to smaller original equipment manufacturers (“OEMs”) via its STOCK LOCKS distribution program.

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

CompX operated six manufacturing facilities at December 31, 2009 including one facility in Grayslake, Illinois that houses operations relating to Security Products and Marine Components.

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

These raw materials are purchased from several suppliers and are readily available from numerous sources and accounted for approximately 18% of our total cost of goods sold for 2009.

CompX occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs that are affected by commodity markets.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified purchase volumes.  We utilize purchase arrangements to stabilize our raw material prices provided we meet the specified minimum monthly purchase quantities.  Commodity-related raw materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins can be affected by commodity-related raw material cost pressures.  Commodity market prices are cyclical, reflecting overall economic trends and specific developments in consuming industries.

Patents and Trademarks – CompX holds a number of patents relating to component products, certain of which are believed to be important to its continuing business activity.  Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than one year to 15 years at December 31, 2009.  CompX’s major trademarks and brand names include:

Furniture Components	Security Products	Marine Components
CompX Precision Slides®	CompX Security Products®	Custom Marine®
CompX Waterloo®	National Cabinet Lock®	Livorsi Marine®
CompX ErgonomX®	Fort Lock®	CMI Industrial Mufflers™
CompX DurISLide®	Timberline®	Custom Marine Stainless
Dynaslide®	Chicago Lock®	Exhaust™
Waterloo Furniture	STOCK LOCKS®	The #1 Choice in
Components Limited®	KeSet®	Performance Boating®
	TuBar®	Mega Rim™
	ACE II®	Race Rim™
	CompX eLock®	CompX Marine™
Lockview® Software

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

In 2009, our ten largest customers accounted for approximately 39% of our total sales; however, no one customer accounted for sales of 10% or more in 2009.  Of the 39% of total sales, 18% (7 customers) was related to Security Products sales and 21% (7 customers) was related to Furniture Components sales, including 4 customers for which we sell both Security Products and Furniture Components.  Overall, our customer base is diverse and the loss of any single customer would not have a material adverse effect on our operations.

Competition - CompX operates in highly competitive markets, and competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support.  CompX focuses efforts on the middle- and high-end segments of the market, where product design, quality, durability and service are valued by the customer.  CompX’s Marine Components business competes with small domestic manufacturers and is minimally affected by non-U.S. competitors.  The Security Products and Furniture Components businesses compete against a number of domestic and non-U.S. manufacturers.

International Operations - CompX has substantial operations and assets located outside the United States, principally Furniture Component operations in Canada and Taiwan.  The majority of our 2009 non-U.S. sales are to customers located in Canada.  These operations are subject to, among other things, currency exchange rate fluctuations.  Our results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.  Political and economic uncertainties in certain of the countries in which we operate may expose us to risk of loss.  We do not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar events.  We cannot predict, however, whether events of this type in the future could have a material effect on our operations.  See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."

Regulatory and Environmental Matters - CompX’s operations are subject to federal, state, local and non-U.S. laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes ("Environmental Laws").  CompX’s operations are also subject to federal, state, local and non-U.S. laws and regulations relating to worker health and safety.  We believe that CompX is in substantial compliance with all such laws and regulations.  To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted our results.  We currently do not anticipate any significant costs or expenses relating to such matters; however, it is possible future laws and regulations may require us to incur significant additional expenditures.

Employees - As of December 31, 2009, CompX employed the following number of people:

United States	528
Canada(1)	211
Taiwan	76
Total	815

(1)
Approximately 77% of the Canadian employees are represented by a labor union covered by a collective bargaining agreement that expires in January 2012 which provides for wage increases from 0% to 1% over the term of the contract.

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

We believe that Kronos is the second-largest producer of TiO2 in Europe with approximately one-half of Kronos’ 2009 sales volumes attributable to markets in Europe.  The table below shows Kronos’ market share for its significant markets, Europe and North America, for the last three years:

	2007	2008	2009

Europe	19%	19%	19%
North America	15%	16%	16%

Per capita utilization of TiO2 in the United States and Western Europe far exceeds that of other areas in the world.  We expect these markets to continue to be the largest consumers of TiO2 for the foreseeable future.  It is probable that significant markets for TiO2 could emerge in other areas of the world.  China continues to develop into a significant market and as its economy continues to mature it is probable that quality-of-life products, including TiO2, will experience greater demand in that country.  In addition, growth in recent years in Eastern Europe and the Far East has been significant as the economies in these regions continue developing to the point that quality-of-life products, including TiO2, experience greater demand.  Industry demand declined in Eastern Europe significantly in 2009 due to the global economic crisis.

Sales of TiO2 comprised about 90% of Kronos’ net sales in 2009.  The remaining 10% of net sales is made up of other product lines that are complementary to TiO2.  These other products are described as follows:

•
Kronos owns and operates two ilmenite mines in Norway pursuant to a governmental concession with an unlimited term.  Kronos commenced production from its second mine in 2009.  Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of its European sulfate-process plants.  Kronos also sells ilmenite ore to third-parties, some of whom are competitors.  The mines have estimated aggregate reserves which are expected to last for at least another 60 years.

•
Kronos manufactures and sells iron-based chemicals that are co-products and processed co-products of TiO2 pigment production.  These co-product chemicals are marketed through Kronos’ Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

•
Kronos manufactures and sells titanium oxychloride and titanyl sulfate which are side-stream specialty products from the production of TiO2.  Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments and in the production of electroceramic capacitors for cell phones and other electronic devices.  Titanyl sulfate products are used in pearlescent pigments, natural gas pipe and other specialty applications.

Manufacturing and operation - Kronos currently produces over 40 different TiO2; grades under the KronosTM trademark which provide a variety of performance properties to meet customers’ specific requirements.  Kronos’ major customers include domestic and international paint, plastics and paper manufacturers.

Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of the same end-use markets as white pigments. However, the opacity in these products is not able to duplicate the performance characteristics of TiO2; therefore we believe these products are not effective substitutes for TiO2.

Kronos produces TiO2 in two crystalline forms: rutile and anatase.  Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process.  Chloride process rutile is preferred for the majority of customer applications.  From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile.  Although many end-use applications can use either form, chloride process rutile is the preferred form for use in coatings and plastics, the two largest end-use markets.  Sulfate process anatase represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food and cosmetics.

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

Sulfate production process - The sulfate process is a batch chemical process that uses sulfuric acid to extract both rutile and anatase TiO2.  In addition to the factors indicated above, the higher production costs associated with the sulfate process result in part from the need to process the spent sulfuric acid remaining at the end of the production process.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).  Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments and, in 2009, chloride process production facilities represented approximately 60% of industry capacity.

Kronos produced 402,000 metric tons of TiO2 in 2009, down from the 514,000 metric tons produced in 2008.  Such production amounts include Kronos’ 50% interest in the TiO2 manufacturing joint-venture discussed below.  Kronos’ average production capacity utilization rates were near full capacity in 2007 and 2008 and approximately 76% in 2009.  In late 2008, and as a result of the sharp decline in global demand, Kronos experienced a build up in its inventory levels.  In order to decrease inventory levels and improve liquidity, Kronos implemented production curtailments during the first half of 2009.  Consequently, average production capacity utilization rates were approximately 58% during the first half of 2009 as compared to 94% during the second half of 2009.

Kronos’ production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs with only moderate capital expenditures.  We believe that Kronos’ annual attainable production capacity for 2010 is approximately 532,000 metric tons and we currently expect that Kronos will operate at approximately 90% to 95% of attainable capacity. See Kronos’ Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Kronos operated the following six TiO2 facilities, two slurry facilities and two ilmenite mines at December 31, 2009.  Kronos owns all such facilities, unless otherwise indicated.

Location	Description
Leverkusen, Germany (1)	TiO2 production, Chloride and sulfate process, co-products
Nordenham, Germany	TiO2 production, Sulfate process, co-products
Langerbrugge, Belgium	TiO2 production, Chloride process, co-products, titanium chemicals products
Fredrikstad, Norway (2)	TiO2 production, Sulfate process, co-products
Varennes, Quebec	TiO2 production, Chloride and sulfate process, slurry facility, titanium chemicals products
Lake Charles, Louisiana (3)	TiO2 production, Chloride process
Lake Charles, Louisiana	Slurry facility
Hauge i Dalane, Norway	Ilmenite mines

(1)
The Leverkusen facility is located within an extensive manufacturing complex owned by Bayer AG.  Kronos owns the Leverkusen facility, which represents about one-third of its current TiO2 production capacity, but Kronos leases the land under the facility from Bayer under a long term agreement which expires in 2050.  Lease payments are periodically negotiated with Bayer for periods of at least two years at a time.  Bayer provides some raw materials, including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.

(2)	The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years.
(3)	Kronos operates this facility in a 50/50 joint venture with Huntsman.

Raw materials - The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (natural rutile ore or purchased slag), chlorine and coke.  Chlorine and coke are available from a number of suppliers.  Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Canada, India and the United States.  Kronos purchases chloride process grade slag from Rio Tinto Iron and Titanium under a long-term supply contract that expires at the end of 2011.  Kronos purchases natural rutile ore primarily from Iluka Resources, Limited under a long-term supply contract that expires at the end of 2014.  Kronos has in the past been, and expects that in the future will continue to be, successful in obtaining long-term extensions to these and other existing supply contracts prior to their expiration.  Kronos expects the raw materials purchased under these contracts to meet its chloride process feedstock requirements over the next several years.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock primarily ilmenite or purchased sulfate-grade slag and sulfuric acid.  Sulfuric acid is available from a number of suppliers.  Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa.  As one of the few vertically- integrated producers of sulfate process TiO2, Kronos owns and operates rock ilmenite mines in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2009.  We expect that ilmenite production from the mine will meet Kronos’ European sulfate process feedstock requirements for the foreseeable future.  For Kronos’ Canadian sulfate process plant, Kronos also purchases sulfate grade slag primarily from Q.I.T. Fer et Titane Inc. (a subsidiary of Rio Tinto Iron and Titanium), under a long-term supply contract that expires at the end of 2014 and Eramet Titanium & Iron AS (formerly Tinfos Titan and Iron KS) under a supply contract that expires in 2010.  We expect the raw materials purchased under these contracts to meet Kronos’ sulfate process feedstock requirements over the next few years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, although these contracts allow for an upward or downward adjustment in the quantity purchased.  The pricing under these agreements is generally negotiated annually.

The following table summarizes raw materials Kronos purchased or mined in 2009.

Production Process/Raw Material	Raw Materials Procured or Mined
(In thousands of metric tons)

Chloride process plants:
Purchased slag or natural rutile ore	351

Sulfate process plants:
Raw ilmenite ore mined & used internally	226
Purchased slag	13

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

Competition – The TiO2 industry is highly competitive.  Kronos’ principal competitors are E.I. du Pont de Nemours & Co.; Millennium Inorganic Chemicals, Inc. (a subsidiary of National Titanium Dioxide Company Ltd. (Cristal)); Huntsman; Tronox Incorporated and Sachtleben Chemie.  These competitors have estimated individual shares of TiO2 production capacity ranging from 4% (for Sachtleben) to 22% (for DuPont) and an estimated aggregate share of worldwide TiO2 production volume of approximately 60%.  DuPont has over one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor.  Tronox filed for Chapter 11 bankruptcy protection in January 2009 and has continued to operate as a debtor-in-possession since that date.  In December 2009, Tronox announced its intention to restructure and emerge from Chapter 11.  It remains unclear how and to what extent Tronox or a successor will compete in the TiO2 industry at the conclusion of Tronox’s bankruptcy proceedings.

Kronos competes primarily on the basis of price, product quality, technical service and the availability of high-performance pigment grades.  Although certain TiO2 grades are considered specialty pigments, the majority of Kronos’ grades and substantially all of Kronos’ production are considered commodity pigments with price being one of the most significant competitive factors along with quality and customer service.  We believe that Kronos is the leading seller of TiO2 in several countries, including Germany, with an estimated 13% share of worldwide TiO2 sales volume in 2009.  Overall, Kronos is the world’s fourth-largest producer of TiO2.

Over the past ten years, Kronos and its competitors have increased industry capacity through debottlenecking projects.  Although overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions, we do not expect any significant efforts will be undertaken by Kronos or its competitors to further increase capacity through such projects for the foreseeable future.  If actual developments differ from our expectations, Kronos’ and the TiO2 industry's performance could be unfavorably affected.

Worldwide capacity additions in the TiO2 market resulting from construction of new plants require significant capital expenditures and substantial lead time (typically three to five years in our experience).  We are not aware of any TiO2 plants currently under construction, and we believe that it is not likely any new plants will be constructed in Europe or North America in the foreseeable future.

Research and development – Kronos’ research and development activities are directed primarily on improving the chloride and sulfate production processes, improving product quality and strengthening Kronos’ competitive position by developing new pigment applications.  Kronos conducts research and development activities at its Leverkusen, Germany facility.  Kronos’ expenditures for research and development and certain technical support programs were approximately $12 million in each of 2007, 2008 and 2009.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycles.  Since 2004, Kronos has added five new grades for plastics and coatings applications.

Patents and trademarks - We believe that Kronos’ patents held for products and production processes are important to Kronos and its continuing business activities.  Kronos seeks patent protection for technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.  Kronos’ existing patents generally have terms of 20 years from the date of filing, and have remaining terms ranging from less than 1 to 19 years.  Kronos seeks to protect its intellectual property rights, including its patent rights, and from time to time Kronos engages in disputes relating to the protection and use of intellectual property relating to its products.

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

Customer base and seasonality - Kronos sells to a diverse customer base, and no single customer made up more than 10% of sales for 2009.  Kronos’ largest ten customers accounted for approximately 28% of sales in 2009.
Neither Kronos’ business as a whole, nor any of its principal product groups is seasonal to any significant extent.  However, TiO2 sales are generally higher in the second and third quarters of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.

Employees - As of December 31, 2009, Kronos employed the following number of people:
Europe	2,000
Canada	400
United States(1)	40
Total	2,440

(1)Excludes employees of the Louisiana joint venture.

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

Regulatory and environmental matters – Kronos’ operations are governed by various environmental laws and regulations.  Certain of Kronos’ operations are, or have been, engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage.  Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks.  Kronos’ policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve our environmental performance.  It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ production, handling, use, storage, transportation, sale or disposal of such substances and could adversely affect Kronos’ consolidated financial position and results of operations or liquidity.

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

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union (“EU”).  Germany and Belgium are members of the EU and follow its initiatives.  Norway is not a member but generally patterns its environmental regulatory actions after the EU.  We believe that Kronos has obtained all required permits and is in substantial compliance with applicable environmental requirements for its European and Canadian facilities.

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

From time to time, Kronos’ facilities may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes.  Typically Kronos establishes compliance programs to resolve these matters.  Occasionally, Kronos may pay penalties.  To date such penalties have not involved amounts having a material adverse effect on Kronos’ consolidated financial position, results of operations or liquidity.  We believe that all of Kronos’ facilities are in substantial compliance with applicable environmental laws.

In December 2006, the EU approved Registration, Evaluation and Authorization of Chemicals (“REACH”), which took effect on June 1, 2007 and will be phased in over 11 years.  Under REACH, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances in a central data base.  REACH affects Kronos’ European operations by imposing a testing, evaluation and registration program for many of the chemicals Kronos uses or produces in Europe.  Kronos has established a REACH team that is working to identify and list all substances purchased, manufactured or imported by or for Kronos in the EU.  Kronos spent $.4 million in 2007 and $.5 million in 2008 and $.7 million in 2009 on REACH compliance, and we do not anticipate that future compliance costs will be material to Kronos.

Kronos’ capital expenditures in 2009 related to ongoing environmental compliance, protection and improvement programs were $3.1 million, and are currently expected to be approximately $12 million in 2010 including approximately $9.7 million for a desulfurization unit at its Belgian facility.

OTHER

In addition to our 87% ownership of CompX and our 36% ownership of Kronos at December 31, 2009, we also own 100% of EWI Re. Inc., an insurance brokerage and risk management services company.  We also hold certain marketable securities and other investments.  See Notes 4 and 17 to the Consolidated Financial Statements.

Regulatory and environmental matters – We discuss regulatory and environmental matters in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings."  In addition, the information included in Note 19 to the Consolidated Financial Statements under the captions "Lead pigment litigation" and "Environmental matters and litigation" is incorporated herein by reference.

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

The general public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer.  The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

The majority of our operating cash flows are generated by our operating subsidiaries, and our ability to service liabilities and to pay dividends on our common stock depends to a large extent upon the cash dividends or other distributions we receive from our subsidiaries and affiliates.  Our subsidiaries and affiliates are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay such cash dividends or other distributions to us.  In addition, the payment of dividends or other distributions from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which our subsidiaries may be a party, including debt instruments.  Events beyond our control, including changes in general business and economic conditions, could adversely impact the ability of our subsidiaries to pay dividends or make other distributions to us.  If our subsidiaries were to become unable to make sufficient cash dividends or other distributions to us, our ability to service our liabilities and to pay dividends on our common stock could be adversely affected.

In this regard, in the first quarter of 2009 Kronos announced the suspension of its regular quarterly dividend in consideration of the challenges and opportunities that exist in the TiO2 pigment industry.  We currently believe that we will have sufficient liquidity to service our liabilities in 2010.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

In February 2010, our Board of Directors declared a first quarter 2010 cash dividend of $.125 per share to shareholders of record as of March 10, 2010 to be paid on March 25, 2010.  However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

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

Sales for certain precision slides and ergonomic products are concentrated in the office furniture industry, which has periodically experienced significant reductions in demand that could result in reduced earnings or operating losses.

Sales of CompX’s products to the office furniture manufacturing industry accounted for approximately 34%, 33% and 32% for 2009, 2008 and 2007, respectively, of our net sales.  The future growth, if any, of the office furniture industry will be affected by a variety of macroeconomic factors, such as service industry employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not materially and adversely affect our business.

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

A significant portion of our net income is attributable to sales of TiO2 by Kronos.  Approximately 90% of Kronos’ revenues are attributable to sales of TiO2.  Pricing within the global TiO2 industry over the long term is cyclical, and changes in economic conditions, especially in Western industrialized nations, can significantly impact our earnings and operating cash flows.  The current world-wide economic downturn has depressed sales volumes in 2009, principally in the first half of the year, and we are unable to predict with a high degree of certainty when demand will return to the levels experienced prior to the commencement of the downturn.  This may result in reduced earnings or operating losses.

Historically, the markets for many of Kronos’ products have experienced alternating periods of increasing and decreasing demand.  Relative changes in the selling prices for Kronos’ products are one of the main factors that affect the level of its profitability.  In periods of increasing demand, Kronos’ selling prices and profit margins generally will tend to increase, while in periods of decreasing demand Kronos’ selling prices and profit margins generally tend to decrease.  Huntsman closed one of its European facilities and Tronox closed its Savannah, Georgia facility in 2009.  We believe that further shutdowns or closures in the industry are possible.  The closures may not be sufficient to alleviate the current excess industry capacity and such conditions may be further aggravated by anticipated or unanticipated capacity additions or other events.

The demand for TiO2 during a given year is also subject to annual seasonal fluctuations.  TiO2 sales are generally higher in the second and third quarters of the year.  This is due in part to the increase in paint production in the spring to meet demand during the spring and summer painting season.
Higher costs or limited availability of our raw materials may decrease our liquidity.

Certain of the raw materials used in CompX’s products are commodities that are subject to significant fluctuations in price in response to worldwide supply and demand.  Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems.  Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems.  Zinc is a principal raw material used in the manufacture of security products.  Stainless steel tubing is the major raw material used in the manufacture of marine exhaust systems.  These raw materials are purchased from several suppliers and are generally readily available from numerous sources.  We occasionally enter into raw material supply arrangements to mitigate the short-term impact of future increases in raw material costs.  Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases.  Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, either of which may decrease our liquidity as we may be unable to offset the higher costs with increased selling prices for our products.

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

A key component of CompX’s strategy is to grow and diversify its business through acquisitions.  Our ability to successfully execute this component of our strategy entails a number of risks, including:

•	the identification of suitable growth opportunities;
•	an inaccurate assessment of acquired liabilities;
•	the entry into markets in which we may have limited or no experience;
•	the diversion of management’s attention from our core businesses;
•	the potential loss of key employees or customers of the acquired businesses;
•	difficulties in realizing projected efficiencies, synergies and cost savings and
•	an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Kronos’ leverage may impair our financial condition or limit our ability to operate our businesses.

As of December 31, 2009, Kronos had consolidated debt of approximately $613.2 million, which relates to Senior Secured Notes, a revolving credit facility of certain wholly-owned subsidiaries of Kronos International, Inc.  Kronos’ level of debt could have important consequences to its stockholders (including us) and creditors, including:
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

•	limiting its ability to obtain additional financing to fund future working capital, capital expenditures, dividends on its common stock, acquisitions or general corporate requirements;
•	limiting its flexibility in planning for, or reacting to, changes in Kronos’ business and the industry in which it operates and
•	placing it at a competitive disadvantage relative to other less leveraged competitors.

In addition to Kronos’ indebtedness, Kronos is party to various lease and other agreements pursuant to which it is committed to pay approximately $383.2 million in 2010.  Kronos’ ability to make payments on and refinance its debt, and to fund planned capital expenditures, depends on Kronos’ future ability to generate cash flow.  To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, Kronos’ ability to borrow funds under its subsidiaries’ credit facilities in the future will in some instances depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Kronos’ business may not generate cash flows from operating activities sufficient to enable Kronos to pay its debts when they become due and to fund other liquidity needs.  As a result, Kronos may need to refinance all or a portion of its debt before maturity.  Kronos may not be able to refinance any of its debt in a timely manner on favorable terms, if at all in the current credit markets.  Any inability to generate sufficient cash flows or to refinance Kronos’ debt on favorable terms could have a material adverse effect on our financial condition.

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

CompX and Kronos extend credit and payment terms to some customers. Although we have an ongoing process of evaluating customers' financial conditions, we could suffer significant losses if a customer fails and/or is unable to pay.  A significant loss of an account receivable would have a negative impact on our financial results.

Global climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.

Kronos and CompX operate production facilities in several countries.  We believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means including emissions permits and/or energy taxes.  In several of our production facilities, we consume large amounts of energy, including electricity and natural gas.  To date the permit system in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if greenhouse gas legislation were to be enacted in one or more countries, it could negatively impact our future results from operations through increased costs of production, particularly as it relates to our energy requirements.  If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations.

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

In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords.  Plaintiff, a minor, alleged injuries purportedly caused by lead on the surfaces in homes in which he resided and sought compensatory and punitive damages.  The case was tried in October 2007, and in November 2007 the jury returned a verdict in favor of all defendants.  In April 2008, plaintiff filed an appeal, and in February 2009, the appeal was stayed after the appellate court received notice that one of the defendants, Millennium Chemicals, Inc., had filed for bankruptcy.

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

In June 2000, a complaint was filed in Illinois state court, Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800).  Plaintiffs seek to represent two classes, one consisting of minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and another consisting of individuals between the ages of six and twenty years who lived in Illinois housing built before 1978 when they were between the ages of six months and six years and who had blood lead levels of 10 micrograms/deciliter or more.  The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign.  In April 2008, the trial court judge certified a class of children whose blood lead levels were screened venously between August 1995 and February 2008 and who had incurred expenses associated with such screening.  The case is proceeding in the trial court.

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

In January and February 2007, we were served with several complaints, the majority of which were filed in Circuit Court in Milwaukee County, Wisconsin.  In some cases, complaints have been filed elsewhere in Wisconsin.  The plaintiffs are minor children who allege injuries purportedly caused by lead on the surfaces of the homes in which they reside.  Plaintiffs seek compensatory and punitive damages.  The defendants in these cases include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Millennium Holdings, LLC, Atlanta Richfield Company, The Sherwin-Williams Company, Conagra Foods, Inc. and the Wisconsin Department of Health and Family Services.  In some cases, additional lead paint manufacturers and/or property owners are also defendants.  Of the cases filed, five remain pending and four of the remaining cases have been removed to Federal court (Burton, Owens, B. Stokes, and Gibson).  Clark, the sole case remaining in the State court, is scheduled for trial in May 2011.

In February 2010, we were served with a complaint in Sifuentes v. American Cyanamid Company, et al. (United District Court, Eastern District of Wisconsin, Case No. 10-C-0075).  The plaintiff in this case is a minor who alleges injuries purportedly caused by lead on the surface of the home in which he resided.  The claims raised in this case are identical to those in the Wisconsin cases described above.  Defendants include us, American Cyanamid Company, Armstrong Containers, Inc., E.I. Du Pont de Nemours & Company, Atlanta Richfield Company and The Sherwin-Williams Company.  We intend to deny liability and will defend vigorously against all claims.

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to CERCLA, and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury, property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated.  In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including the:
•	complexity and differing interpretations of governmental regulations;
•	number of PRPs and their ability or willingness to fund such allocation of costs;
•	financial capabilities of the PRPs and the allocation of costs among them;
•	solvency of other PRPs;
•	multiplicity of possible solutions;
•	number of years of investigatory, remedial and monitoring activity required; and
•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2009, we have not recognized any receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc. (“EMS”) has contractually assumed our obligations.  See Note 19 to our Consolidated Financial Statements.  At December 31, 2009, we had accrued approximately $46 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $81 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2009, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In December 2003, we were served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J)).  The complaint alleges public nuisance, private nuisance, trespass, strict liability, deceit by false representation and was subsequently amended to assert claims under CERCLA against us, six other mining companies and the United States of America with respect to former operations in the Tar Creek mining district in Oklahoma.  Among other things, the complaint seeks actual and punitive damages from defendants.  We have moved to dismiss the complaint, asserted certain counterclaims and have denied all of plaintiffs’ allegations.  In February 2006, the court of appeals affirmed the trial court’s ruling that plaintiffs waived their sovereign immunity to defendants’ counter claim for contribution and indemnity.  In December 2007, the court granted the defendants’ motion to dismiss the Tribe’s medical monitoring claims and in July 2008, the court granted the defendants’ motion to dismiss the Tribe’s CERCLA natural resources damages claim.  In January 2009, the defendants filed a motion for partial summary judgment, seeking dismissal of certain plaintiffs’ claims for lack of standing.  In September 2009, the court granted in part and denied in part the defendants’ joint motion to dismiss, thereby limiting the relief recoverable by the Tribe, but allowing the plaintiffs to proceed with their claims.  Trial is set to begin in November 2010.

In February 2004, we were served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), an action on behalf of over two hundred individual plaintiffs, including owners of residential, commercial and government property in the town of Quapaw, Oklahoma,  the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma.  Plaintiffs allege causes of action in nuisance and seek a relocation program, property damages, including diminished property value damages, and punitive damages.  We answered the complaint and denied all of plaintiffs’ allegations.  In August 2009, defendants filed a joint motion to dismiss the case, which was partially granted in February 2010.

In January 2006, we were served in Brown et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 06-602096 CZ).  Plaintiffs, property owners and other past or present residents of the Krainz Woods Neighborhood of Wayne County, Michigan, allege causes of action in negligence, nuisance, trespass and under the Michigan Natural Resources and Environmental Protection Act with respect to a lead smelting facility formerly operated by us and another defendant.  Plaintiffs seek property damages, personal injury damages, loss of income and medical expense and medical monitoring costs.  In October 2007, we moved to dismiss several plaintiffs who failed to respond to discovery requests, and in February 2008, the motion was granted with respect to all such plaintiffs.  In February 2008, the trial court entered a case management order pursuant to which the case will proceed as to eight of the plaintiffs’ claims, and the claims of the remaining plaintiffs have been stayed in the meantime.  In April 2008, the other defendant in the case agreed to a settlement with the plaintiffs, and we are the only remaining defendant.  The claims of eight of the plaintiffs were tried in January and February 2010, and the jury returned a verdict in favor of five of the plaintiffs.  The jury awarded $119,125 in economic and non-economic property damages and $220,000 in reimbursement of environmental assessment costs.  At the conclusion of the trial, the judge instructed the plaintiffs’ counsel to select another eight plaintiffs whose claims will be tried in January 2011.  We do not believe that the facts and evidence support the verdict and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  We intend to appeal any adverse judgment the court may enter against us and to continue to vigorously defend the matter.

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

In October 2006, we entered into a consent decree in the United States District Court for the District of Kansas, in which we agreed to perform remedial design and remedial actions in Operating Unit 6 of the Waco Subsite of the Cherokee County Superfund Site.  We conducted milling activities on the portion of the site which we have agreed to remediate.  We are sharing responsibility with other PRPs as well as the EPA for remediating a tributary that drains the portions of the site in which the PRPs operated.  We have also reimbursed the EPA for a portion of its past and future response costs related to the site. In the last two quarters of 2009, we were approached by state and federal natural resource trustees and have participated in preliminary discussions with respect to potential natural resource damage claims.

In November 2007, we were served with a complaint in United States of America v. Halliburton Energy Services, Inc., et al. (U.S. District Court, Southern District of Texas, Civil Action No. 07-cv-03795).  The complaint seeks to recover past costs the EPA incurred to conduct removal actions at three sites in Texas where Gulf Nuclear, Inc. disposed of radioactive waste.  The complaint alleges that a former NL division sent waste to Gulf Nuclear for disposal.  This matter was tendered to Halliburton Energy Services, Inc. (“Halliburton”) pursuant to defense and indemnification obligations assumed as a result of Halliburton’s past acquisition of our former petroleum services business.  Halliburton denied any obligation to provide defense or indemnification, and a separate action was filed by an affiliate against Halliburton to enforce these obligations.  We have denied all liability and is defending vigorously against all claims brought by the U.S.  The case is proceeding in the trial court.

In June 2008, we were served in Barton, et al. v. NL Industries, Inc., (U.S. District Court, Eastern District of Michigan, Case No.: 2:08-CV-12558).  In January 2009, we were served in Brown, et al. v. NL Industries, Inc. et al. (Circuit Court Wayne County, Michigan, Case No. 09-002458 CE).  The plaintiffs in both of these cases are additional property owners and other past or present residents of the Krainz Woods Neighborhood, and the claims raised in these cases are identical to those in the Brown case described above.  We intend to deny liability in both subsequent cases and will defend vigorously against all claims.  In November 2009, we filed a motion for summary judgment in the Barton case seeking dismissal of the case on statute of limitations grounds against 48 plaintiffs, which remains pending.  The case is proceeding in the trial court.

In June 2008, we received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey.  NJDEP alleged that a waste hauler transported waste from one of our former facilities for disposal at the site in the early 1970s.  NJDEP has since referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name “Raritan Bay Slag Site.”  We are monitoring closely regarding the scope of the remedial activities that may be necessary at the site and the identification of parties who may have liability for the site.

In September 2008, we received a Special Notice letter from the EPA for liability associated with the Tar Creek site and a demand for related past and relocation costs.  We responded with a good-faith offer to pay certain of the past costs and to complete limited work in the areas in which we operated, but declined to pay for other past costs or any relocation costs.  We are involved in an ongoing dialogue with the EPA regarding a potential settlement with the EPA.  In October 2008, we received a claim from the State of Oklahoma for past, future and relocation costs in connection to the site.  The state continues to monitor for a potential settlement between the EPA and us and may subsequently attempt to pursue a separate settlement with us.

In June 2009, we were served with a complaint in Consolidation Coal Company v. 3M Company, et al. (United States District Court, Eastern District of North Carolina, Civil Action No. 5:09-CV-00191-FL).  The complaint seeks to recover against NL and roughly 170 other defendants under CERCLA for past and future response costs.  The plaintiffs allege that NL’s former Albany operation sent three PCB-containing transformers to the Ward Transformer Superfund Site.  We intend to deny liability and will defend vigorously against all claims.  In October 2009, NL and other defendants filed a motion to dismiss the case.

In June 2009, NL was served with a third-party complaint in New Jersey Department of Environmental Protection v. Occidental Chemical Corp., et al. (L-009868-05, Superior Court of New Jersey, Essex County).  NL is one of approximately 300 third-party defendants (with a potential expansion of the case to over 3,200 unnamed parties) that have been sued by third-party plaintiffs Maxus Energy Corporation and Tierra Solutions, Inc., in response to claims by the State of New Jersey against them seeking to recover past and future environmental cleanup costs of the State and to obtain funds to perform a natural resource damage assessment in connection with contamination in the Passaic River and adjacent waters and sediments (the “Newark Bay Complex”).  NL was named in the third-party complaint based upon its ownership of two former operating sites and purported connection to a former Superfund site (at which NL was a small PRP) alleged to have contributed to the contamination in the Newark Bay Complex. Discovery is stayed for all third-party defendants pending approval of a settlement plan.  We intend to deny liability and will defend vigorously against all of the claims.

In July 2009, we were served in Beets v. Blue Tee Corp. et al. (Oklahoma State Court, District of Ottawa County, Case No. CJ-09-298).  The complaint alleges negligence, strict liability, nuisance, and attractive nuisance against NL, four other mining companies and a mobile home park.  In the complaint, five minor plaintiffs seek damages for personal injuries as well as punitive damages.  We intend to deny liability and will defend vigorously against all claims.  In August 2009, third-party defendant, the United States of America, removed the case to the Northern District of Oklahoma, where it was docketed as case No. 4:09-cv-546 and in September 2009, plaintiffs moved to return the case to the Oklahoma State Court, District of Ottawa County. In February 2010, the trial court granted plaintiffs' motion to voluntarily dismiss with prejudice the claims of three of the five minor plaintiffs.

In August 2009, we were served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117).  This is a citizen's suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities.  The complaint alleges that hazardous substances were and continue to be discharged from our former Sayreville, New Jersey property into the sediments of the adjacent Raritan River.  The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP.  The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties, and an award of costs.  We intend to defend vigorously against all of the claims.  In December 2009, NL and other defendants filed a motion to dismiss the case.

In January 2010, we along with many other PRPs received a Special Notice letter from the EPA for alleged liability associated with the Malone Superfund Site, Texas City, Texas and an invitation to negotiate an agreement to perform the final remedy at the site.  We indicated to EPA our willingness to negotiate resolution of our allocated share of liability at this former waste disposal site, which will likely also involve discussions with the organized PRP Group for the site.  Our potential liability is believed to arise from historic waste disposal transactions of our former petroleum service business. This matter has been tendered to Halliburton pursuant to defense and indemnification obligations assumed as a result of Halliburton’s past acquisition of our former petroleum services business.  Halliburton denied any obligation to provide defense or indemnification, and this matter has been included in the separate suit to enforce Halliburton’s obligations.

In January 2010, we were served with an amended complaint in Los Angeles Unified School District v. Pozas Brothers Trucking Co., et al. (Los Angeles Superior Court, Central Civil West, LASC Case No. BC 391342).  The complaint was filed against several defendants in connection to the alleged contamination of a 35 acre site in South Gate, California acquired by the plaintiff by eminent domain to construct a middle school and high school.  The plaintiff alleges that NL’s predecessor, The 1230 Corporation (f/k/a Pioneer Aluminum, Inc.) operated on a portion of property within the 35 acre site and is responsible for contamination caused by its operations.  The plaintiff has brought claims for contribution, indemnity, and nuisance and is seeking past and future clean-up and other response costs.

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

The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for our lead pigment and asbestos litigation depends upon a variety of factors and we cannot assure you that such insurance coverage will be available.  We have not considered any potential insurance recoveries for lead pigment or asbestos litigation matters in determining related accruals.

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

ITEM 4.                  RESERVED

PART II

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange (symbol: NL).  As of February 24, 2010, there were approximately 3,342 holders of record of our common stock.  The following table sets forth the high and low closing per share sales prices for our common stock for the periods indicated, according to Bloomberg, and cash dividends paid during such periods.  On February 26, 2010 the closing price of our common stock was $7.22.

	High	Low	Cash dividends paid

Year ended December 31, 2008

First Quarter	$11.63	$8.65	$.125
Second Quarter	11.89	9.53	.125
Third Quarter	10.93	9.37	.125
Fourth Quarter	13.96	8.09	.125

Year ended December 31, 2009

First Quarter	$14.35	$7.14	$.125
Second Quarter	12.85	6.74	.125
Third Quarter	7.65	6.46	.125
Fourth Quarter	7.27	6.12	.125

January 1, 2010 through February 26, 2010	$7.49	$6.59	$.125	*
__________________________

*
In February 2010, our Board of Directors declared a first quarter 2010 cash dividend of $.125 per share to shareholders of record as of March 10, 2010 to be paid on March 25, 2010.  However, the declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for businesses, contractual restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid.  There are currently no contractual restrictions on the amount of dividends which we may pay.

Performance Graph -  Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2004 through December 31, 2009.  The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2004 and the reinvestment of dividends.

	2004	2005	2006	2007	2008	2009
NL common stock	$100	$67	$52	$60	$74	$41
S&P 500 Composite Stock Price Index	100	105	121	128	81	102
S&P 500 Industrial Conglomerates Index	100	96	104	109	53	58

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

Equity compensation plan information

We have an equity compensation plan, which was approved by our shareholders, providing for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2009, there were 80,800 options outstanding to purchase shares of our common stock, and approximately 4,082,000 shares were available for future grant or issuance.  We do not have any equity compensation plans that were not approved by our shareholders.  See Note 13 to our Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2005	2006	2007	2008	2009
	(In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:

Net sales	$186.4	$190.1	$177.7	$165.5	$116.1

Income (loss) from component products operations	$19.3	$20.5	$15.4	$5.3	$(4.0)

Equity in earnings(losses) of Kronos	$25.7	$29.3	$(23.9)	$3.2	$(12.5)

Net income (loss)	$33.7	$29.6	$.9	$32.8	$(12.0)

Net income (loss) attributable to NL stockholders	$33.0	$26.1	$(1.7)	$33.2	$(11.8)

DILUTED EARNINGS PER SHARE DATA:

Net income (loss) attributable to NL stockholders	$.68	$.54	$(.04)	$.68	$(.24)

Dividends per share (1)	$1.00	$.50	$.50	$.50	$.50

Weighted average common shares outstanding	48,587	48,584	48,590	48,605	48,609

BALANCE SHEET DATA (at year end):
Total assets	$485.6	$529.3	$524.8	$419.5	$403.0
Long-term debt, including current maturities (2)	1.4	-	50.0	43.0	42.2
NL stockholders' equity	220.3	248.5	246.5	188.4	174.6
Total equity	265.9	293.9	260.8	200.2	185.7

STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(5.3)	$29.0	$(2.8)	$.8	$1.4
Investing activities	18.5	(25.2)	17.5	7.1	32.4
Financing activities	(35.8)	(27.7)	(27.3)	(32.2)	(25.9)

(1)	Amounts paid in the first quarter of 2005 were in the form of shares of Kronos common stock. Amounts paid in all subsequent quarters have been cash.
(2)	Long-term debt in 2007, 2008 and 2009 represents a promissory note payable to an affiliate. See Note 17 to our Consolidated Financial Statements.

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

CompX is a leading manufacturer of engineered components utilized in a variety of applications and industries.  Through its Security Products division CompX manufactures mechanical and electrical cabinet locks and other locking mechanisms used in postal, office and institutional furniture, transportation, vending, tool storage and other general cabinetry applications.  CompX’s Furniture Components division manufactures precision ball bearing slides and ergonomic computer support systems used in office and institutional furniture, home appliances, tool storage and a variety of other applications.  CompX also manufactures stainless steel exhaust systems, gauges and throttle controls for the performance boat industry through its Marine Components division.

We account for our 36% non-controlling interest in Kronos by the equity method.  Kronos is a leading global producer and marketer of value-added titanium dioxide pigments.  TiO2 is used for a variety of manufacturing applications including plastics, paints, paper and other industrial products.

Net Income Overview

We had a net loss attributable to NL stockholders of $11.8 million, or $.24 per share, in 2009 compared to net income of $33.2 million, or $.68 per diluted share, in 2008 and a net loss of $1.7 million, or $.04 per share, in 2007.

As more fully discussed below, the decrease in our earnings per share from 2008 to 2009 is primarily due to the net effects of:
•	equity in net losses of Kronos in 2009 as opposed to earnings in 2008,
•	lower litigation settlement gains of $37.5 million in 2009,
•
lower component products income from operations in 2009, including consideration of the impact of the $10.1 million goodwill impairment charge related to the marine components business line recognized in 2008,

•	higher defined benefit pension expense in 2009,
•	lower litigation and related expenses in 2009,
•	lower environmental remediation expense in 2009 and
•	lower insurance recoveries in 2009.

The increase in our earnings per share from 2007 to 2008 is primarily due to the net effects of:
•	a litigation settlement pre-tax gain of $48.8 million in 2008,
•	a goodwill impairment charge of $10.1 million in 2008,
•	higher equity in earnings from Kronos in 2008,
•	lower litigation and related expenses in 2008,
•	higher environmental remediation expense in 2008 and
•	higher insurance recoveries in 2008.

Our 2009 net loss attributable to NL stockholders includes:
•	a litigation settlement gain of $.15 per share related to the settlement of condemnation proceedings on real property we owned,
•	income of $.06 per share related to certain insurance recoveries and
•	a write-down of assets held for sale of $.01 per share.

Our 2008 net income attributable to NL stockholders includes:
•	a litigation settlement gain of $.65 per diluted share related to the settlement of condemnation proceedings on real property we owned,
•	a goodwill impairment charge of $.21 per diluted share related to the marine business line of our component products operations,
•	interest income of $.06 per diluted share related to certain escrow funds,
•	income included in our equity in earnings of Kronos of $.03 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany and
•	income of $.13 per diluted share related to certain insurance recoveries.

Our 2007 net loss attributable to NL stockholders includes:
•	a charge included in our equity in earnings of Kronos of $.43 per diluted share related to a reduction in Kronos’ net deferred income tax asset resulting from a change in German income tax rates,
•	a charge included in our equity in earnings of Kronos of $.04 per diluted share related to an adjustment of certain income tax attributes of Kronos in Germany,
•	income of $.30 per diluted share from a gain on sale of TIMET common stock,
•	income of $.08 per diluted share related to certain insurance recoveries we received and
•	income of $.03 per diluted share due to a net reduction in our reserve for uncertain tax positions.

Outlook for 2010

We currently expect our net income in 2010 to be higher than in 2009 due to the net effects of:
•	higher component products income from operations in 2010,
•	higher equity in earnings from Kronos in 2010 and
•	higher litigation settlement gains in 2010.

Each of these expectations is more fully discussed below.

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

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Investments - We own investments in certain companies that we account for as marketable securities carried at fair value or that we account for under the equity method.  For these investments, we evaluate the fair value at each balance sheet date.  We use quoted market prices, Level 1 inputs as defined in Accounting Standards Codification (“ASC”) 820-10-35, Fair Value Measurements and Disclosures, to determine fair value for certain of our marketable debt securities and publicly traded investees.  We record an impairment charge when we believe an investment has experienced an other than temporary decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees). Further adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring us to recognize an impairment charge in the future.

At December 31, 2009, the carrying value (which equals fair value) of substantially all of our marketable securities equaled or exceeded the cost basis of each of such investments.  At December 31, 2009, the $16.25 per share quoted market price of our investment in Kronos (our only equity method investee) exceeded its per share net carrying value by 154%.

•
Long-lived assets.  We account for our long-lived assets in accordance with applicable GAAP.  We assess property and equipment for impairment only when circumstances (as specified in ASC 360-10-35, Property, Plant, and Equipment) indicate an impairment may exist.

Due to the continued decline in the marine industry and lower than expected results of CompX’s Custom Marine and Livorsi Marine operations comprising its Marine Components reporting unit, we evaluated the long-lived assets for the Marine Components reporting unit in the third quarter of 2009 and concluded that no impairments were present.  However, if our future cash flows from operations less capital expenditures were to drop significantly below our current expectations (approximately 45% for Custom Marine and 75% for Livorsi Marine), it is reasonably likely that we would conclude an impairment was present.  At December 31, 2009 the asset carrying values of Custom Marine and Livorsi Marine were $6.3 million and $4.6 million, respectively.

No other long-lived assets in our other reporting units were tested for impairment during 2009 because there were no circumstances to indicate impairment may exist at these units.

•
Goodwill - We perform a goodwill impairment test annually in the third quarter of each year.  Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The estimated fair values of CompX’s three reporting units are determined using Level 3 inputs of a discounted cash flow technique since Level 1 inputs of market prices are not available at the reporting unit level.  We also consider control premiums when assessing fair value of our businesses.  If the fair value is less than the book value, the asset is written down to the estimated fair value.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.  Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.  However, different assumptions and estimates could result in materially different findings which could result in the recognition of a material goodwill impairment.

During 2009, we evaluated CompX’s Furniture Components reporting unit for goodwill impairment at each of the first, second and third quarter interim dates.  We tested this reporting unit for impairment because, while continuing to generate positive operating cash flows, it was reporting sales and income from operations significantly below our expectations as a result of the severe contraction in demand in the office furniture and appliance markets.  At each of these impairment review dates in 2009, we concluded no impairments were present.  However, if our future cash flows from operations less capital expenditures for this reporting unit were to be significantly below our current expectations (approximately 20% below our current expectations), it is reasonably likely that we would conclude an impairment of the goodwill associated with this reporting unit would be present under ASC Topic 350-20-20 Goodwill.  Per our annual impairment review during the third quarter, the estimated fair value of CompX’s Furniture Components reporting unit exceeded its carrying value by 30%.  The carrying value included approximately $7.2 million of goodwill.  Holding all other assumptions constant at the reevaluation date, an increase in the rate used to discount our expected cash flows of approximately 200 basis points would reduce the enterprise value for CompX’s Furniture Components unit sufficiently to indicate a potential impairment.

During the third quarter of 2008, we determined that all of the goodwill associated with CompX’s Marine Components reporting unit was impaired.  As a result, we recognized a goodwill impairment charge of $10.1 million for the Marine Components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit.  The factors that led us to conclude goodwill associated with the Marine Components reporting unit was fully impaired include the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the Marine Components unit.  While we continue to believe in the long term potential of the Marine Components unit, due to the extraordinary economic downturn in the boating industry we are not currently able to foresee when the industry and our business will recover.  In response to the present economic conditions, CompX has taken steps to reduce operating costs without inhibiting its ability to take advantage of opportunities to expand market share.

We performed our annual goodwill impairment analysis in the third quarter of 2009 for CompX’s Security Products reporting unit and concluded that there was no impairment of the goodwill for this reporting unit.  The estimated fair value of the Security Products reporting unit was substantially in excess of their respective carrying value.

•
Benefit plans - We maintain various defined benefit pension plans and postretirement benefits other than pensions (“OPEB”).  We record annual amounts related to these plans based upon calculations required by GAAP, which make use of various actuarial assumptions, such as: discount rates, expected rates of returns on plan assets, compensation increases, employee turnover rates, mortality rates and expected health care trend rates.  We review our actuarial assumptions annually and make modifications to the assumptions based on current rates and trends when we believe appropriate.  As required by GAAP, modifications to the assumptions are generally recorded and amortized over future periods.  Different assumptions could result in the recognition of materially different expense amounts over different periods of times and materially different asset and liability amounts in our Consolidated Financial Statements.  These assumptions are more fully described below under “Assumptions on defined benefit pension plans and OPEB plans.”

•
Income taxes - We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting in accordance with applicable GAAP for accounting for income taxes.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a deferred income tax asset valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future.  If such changes take place, there is a risk that an adjustment to our deferred income tax asset valuation allowance may be required that would either increase or decrease, as applicable, our reported net income in the period such change in estimate was made.

We also evaluate at the end of each reporting period whether some or all of the undistributed earnings of our non-U.S. subsidiaries are permanently reinvested (as that term is defined in GAAP).  While we may have concluded in the past that some undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our non-U.S. subsidiaries, could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested.  If our prior conclusions change, we would recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us.  We did not change our conclusions on our undistributed foreign earnings in 2009.

Beginning in 2007, we record a reserve for uncertain tax positions in accordance with the then new provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  From time to time, tax authorities will examine certain of our income tax returns.  Tax authorities may interpret tax regulations differently than we do.  Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2009.  See Note 21 to our Consolidated Financial Statements.

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

•
Inventory reserves - CompX provides reserves for estimated obsolete or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for its products and market conditions.  CompX also considers the age and the quantity of inventory on hand in estimating the reserve.  If actual market conditions are less favorable than those we projected, we may be required to recognize additional inventory reserves.

•
Assets Held for Sale - Our assets held for sale at December 31, 2009, consist of a facility in River Grove, Illinois and a facility in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in CompX’s operations.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Subsequently during the second quarter of 2009, and as weak economic conditions continued longer than expected, we concluded that it was unlikely we would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities, which prices are Level 2 inputs as defined by ASC 820-10-35.  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $717,000 to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.  This charge is included in loss from operations.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we can not be certain of the timing of the disposition of the assets.  If we continue to experience difficulty in disposing of the assets at or above their carrying value, we may have to record additional write-downs of the assets in the future.

Income from operations of CompX and Kronos is impacted by certain of these significant judgments and estimates, as summarized below:

•
Chemicals – allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investments, long-lived assets, defined benefit pension and OPEB plans and loss accruals and

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

Income from operations

The following table shows the components of our income from operations.

	Year ended December 31,			% Change
	2007	2008	2009	2007-08	2008-09
	(Dollars in millions)

CompX	$15.4	$5.3	$(4.0)	(66)%	(175)%
Insurance recoveries	5.6	9.6	4.6	70%	(52)%
Litigation settlement gain	-	48.8	11.3	100%	(77)%
Corporate expense and other	(31.3)	(24.9)	(23.5)	(20)%	(6)%

Income (loss) from operations	$(10.3)	$38.8	$(11.6)	477%	(130)%

CompX International Inc.

	Year ended December 31,			% Change
	2007	2008	2009	2007-08	2008-09
	(Dollars in millions)

Net sales	$177.7	$165.5	$116.1	(7)%	(30)%
Cost of goods sold	132.5	125.7	92.3	(5)%	(27)%

Gross margin	45.2	39.8	23.8	(12)%	(40)%

Goodwill impairment	-	10.1	-	100%	(100)%
Operating costs and expenses	29.8	24.4	27.8	(18)%	14%

Income(loss)from operations	$15.4	$5.3	$(4.0)	(66)%	(175)%

Percentage of net sales:
Cost of goods sold	75%	76%	80%
Gross margin	25%	24%	20%
Operating costs and expenses	16%	21%	24%
Income (loss) from operations	9%	3%	(3)%

Net Sales – Net sales decreased approximately $49.4 million in 2009 as compared to 2008 principally due to lower order rates from our customers resulting from unfavorable economic conditions in North America.  CompX’s Furniture Components, Security Products and Marine Components businesses accounted for approximately 57%, 32% and 11%, respectively, of the total decrease in sales year over year.  Furniture Components sales contributed a greater percentage of the total decrease due to its greater reliance on sales to a small number of OEMs in a few markets.  These OEMs included office furniture, tool storage and appliance industries that were more severely impacted by the economic slow-down compared to the greater diversification of other Security Products customers and markets which more closely matched the overall decline in the economy.  The Marine business accounted for a smaller percentage of the total decrease due to the smaller sales volume associated with that business.

Net sales decreased in 2008 as compared to 2007 principally due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs. CompX’s Furniture Components, Marine Components, and Security Products businesses accounted for approximately 41%, 35%, and 24%, respectively of the total decrease in sales year over year.

 Costs of Goods Sold and Gross Margin – Cost of goods sold decreased from 2008 to 2009 primarily due to decreased sales volumes.  As a percentage of sales, gross margin decreased in 2009 from the prior year primarily due to reduced coverage of overhead and fixed manufacturing costs from lower sales volume and the related under-utilization of capacity, partially offset by a net $4.8 million in fixed manufacturing cost reductions implemented in response to lower sales.

Cost of goods sold decreased from 2007 to 2008 primarily due to decreased sales volumes.  As a percentage of sales, gross margin decreased slightly in 2008 from the prior year.  The slight decrease in gross margin percentage was due to the net impact of a number of factors including lower facility utilization rates relating to the decrease in sales, lower depreciation expense resulting from lower capital requirements relating to lower sales and minor increases in variable production costs not fully offset by price increases.

Goodwill Impairment – During 2008, we recorded a non-cash goodwill impairment charge of $10.1 million for CompX’s marine components reporting unit.  See Note 8 to our Consolidated Financial Statements.

Income from operations – Excluding the 2008 goodwill impairment charge discussed above, the comparison of income from operations for 2009 to 2008 was primarily impacted by the net effects of:
•	a negative impact of approximately $21.2 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America,
•	approximately $4.6 million of patent litigation expenses relating to Furniture Components,
•	a write-down on assets held for sale of approximately $717,000,
•	a $3.8 million reduction in fixed manufacturing expenses in response to the lower sales volume,
•	a $1.7 million reduction in lower operating costs and expenses in response to the lower sales volume and
•	$900,000 in lower depreciation expense in 2009 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales.

Excluding the goodwill impairment charge, the comparison of income from operations for 2008 compared to 2007 includes the net effects of:
•	a negative impact of approximately $5.4 million relating to lower order rates from many of our customers resulting from unfavorable economic conditions in North America,
•	increased raw material costs that we were not able to fully recover through sales price increases by approximately $1 million due to the competitive nature of the markets we serve,
•	the one-time $2.7 million charge for facility consolidation costs incurred in 2007,
•	$1.8 million in lower depreciation expense in 2008 due to a reduction in capital expenditures for shorter lived assets over the last several years in response to lower sales, and
•	$1.3 million favorable effect on operating income from changes in currency exchange rates.

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

Currency - CompX has substantial operations and assets located outside the United States (in Canada and Taiwan).  The majority of sales generated from CompX’s non-U.S. operations are denominated in the U.S. dollar with the remainder denominated in other currencies, principally the Canadian dollar and the New Taiwan dollar.  Most raw materials, labor and other production costs for our non-U.S. operations are denominated primarily in local currencies.  Consequently, the translated U.S. dollar values of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.  Overall, fluctuations in currency exchange rates had the following effects on our net sales and income from operations:

Impact of changes in foreign currency - 2008 vs. 2009 (in thousands)
	Transaction gains/(losses)recognized			Translation gain/loss- impact of rate changes	Total currency impact 2008 vs 2009
	2008	2009	Change
Impact on:
Net Sales	$ -	$ -	$ -	$ (848)	$ (848)
Income from operations	679	(236)	(915)	907	(8)

Impact of Changes in foreign currency - 2007 vs. 2008 (in thousands)
	Transaction gains/(losses)recognized			Translation gain/loss- impact of rate changes	Total currency impact 2007 vs 2008
	2007	2008	Change
Impact on:
Net Sales	$ -	$ -	$ -	$ 406	$ 406
Income from operations	(1,085)	679	1,764	(460)	1,304

The net impact on income from operations of changes in currency rates from 2008 to 2009 was not significant.  The positive impact on income from operations for the 2007 versus 2008 comparison is due to transactional currency exchange gains in 2008 as compared to losses in 2007 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.

General – CompX’s profitability primarily depends on our ability to utilize our production capacity effectively, which is affected by, among other things, the demand for our products and our ability to control our manufacturing costs, primarily comprising labor costs and materials.  The materials used in our products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, copper, plastic resin, coiled steel and stainless steel. Total material costs represent approximately 44% of our cost of goods sold in 2009, with commodity-related raw materials accounting for approximately 18% of our cost of goods sold.  During 2007 and most of 2008, worldwide raw material costs increased significantly and then declined in 2009.  We occasionally enter into commodity related raw material supply arrangements to mitigate the short-term impact of future increases in commodity-related raw material costs.  While these arrangements do not necessarily commit us to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels.  This allows us to stabilize commodity-related raw material purchase prices to a certain extent, provided the specified minimum monthly purchase quantities are met. We enter into such arrangements for zinc and coiled steel.  While commodity-related raw material purchase prices stabilized to a certain extent in 2009, it is uncertain whether the current prices will remain near the current levels during 2010.  Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.  Consequently, overall operating margins may be affected by raw material cost pressures.

Results by Reporting Unit

The key performance indicator for CompX’s reporting units is the level of their income from operations (see discussion below).

	Years ended December 31,			% Change
	2007	2008	2009	2007 – 2008	2008 – 2009
	(In millions)

Net sales:
Security Products	$80.1	$77.1	$61.4	(4%)	(20%)
Furniture Components	81.3	76.4	48.2	(6%)	(37%)
Marine Components	16.3	12.0	6.5	(26%)	(46%)

Total net sales	$177.7	$165.5	$116.1	(7%)	(30%)

Gross margin:
Security Products	$24.1	$21.4	$17.8	(10%)	(18%)
Furniture Components	16.7	16.0	6.5	(4%)	(60%)
Marine Components	4.4	2.4	(0.5)	(43%)	(120%)

Total gross margin	$45.2	$39.8	$23.8	(12%)	(40%)

Income from operations (loss):
Security Products	$12.2	$12.4	$9.7	4%	(24%)
Furniture Components	8.0	9.1	(4.7)	15%	(151%)
Marine Components	0.8	(10.7)	(3.0)	n.m.	71%
Corporate operating expenses	(5.6)	(5.5)	(6.0)	(2%)	(13%)

Total income from operations	$15.4	$5.3	$(4.0)	(66%)	(175%)

Income from operations margin:
Security Products	15%	16%	16%
Furniture Components	10%	12%	(10%)
Marine Components	5%	(89%)	(46%)
Total income from operations margin	9%	3%	(3%)

n.m. not meaningful

Security Products - Security Products net sales decreased 20% to $61.4 million in 2009 compared to $77.1 million in 2008.  The decrease in sales is primarily due to lower customer order rates from most of our customers resulting from unfavorable economic conditions in North America.  Gross margin percentage increased slightly (less than 1%) in 2009 compared to 2008 and income from operations percentage was comparable at 16% for the same periods. The comparable gross margin and income from operations percentages were achieved despite the significant decrease in sales due to the positive impact of (i) a $2.1 million reduction in fixed manufacturing costs implemented in response to lower sales, (ii) a $1.6 million improvement in variable contribution margin through a combination of sales price increases implemented at the beginning of 2009 in response to cost increases experienced in 2008 and a more favorable product mix and (iii) a $900,000 reduction in selling, general and administrative costs in response to lower sales which were partially offset by reduced fixed costs coverage from lower sales and the related under-utilization of capacity.

Security Products net sales decreased 4% to $77.1 million in 2008 compared to $80.1 million in 2007.  The decrease in sales is primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  As a percentage of sales, gross margin decreased in 2008 compared to 2007 primarily due to increased raw material costs that were not fully recovered through price increases by $1.5 million.  Income from operations percentage increased slightly in 2008 primarily as a result of $2.7 million of costs incurred in 2007 related to the consolidation of two of our northern Illinois Security Products facilities shared with a Marine Components operation.

Furniture Components - Furniture Components net sales decreased 37% to $48.2 million in 2009 from $76.4 million in 2008, primarily due to lower order rates from most of our customers resulting from unfavorable economic conditions in North America.  Gross margin percentage decreased approximately 8% in 2009 compared to 2008.  Income from operations decreased to a loss of $4.7 million in 2009 as compared to income of $9.2 million in 2008.  The decreases in the gross margin percentage and income from operations are primarily the result of approximately $2.3 million in reduced fixed manufacturing cost coverage from lower sales and the related under-utilization of capacity combined with approximately $4.6 million of patent litigation expenses recorded in selling, general and administrative expense partially offset by reduced fixed manufacturing costs of approximately $2.4 million and reduced selling, general and administrative expenses of approximately $1.2 million in response to lower sales.

Furniture Components net sales decreased 6% to $76.4 million in 2008 from $81.3 million in 2007, primarily due to lower order rates from many of our customers resulting from unfavorable economic conditions in North America, offset in part by the effect of sales price increases for certain products to mitigate the effect of higher raw material costs.  Gross margin percentage was comparable year over year.  Income from operations percentage increased in 2008 compared to 2007 primarily due to a $1.3 million favorable change in the effect of currency exchange rates.

Marine Components - Marine Components net sales decreased 46% in 2009 as compared to 2008 primarily due to a dramatic overall downturn in the marine industry.  Gross margin decreased to a loss in 2009 as compared to 2008.  The 2008 operating loss for the Marine Components business includes a goodwill impairment charge of approximately $9.9 million.  Excluding the goodwill impairment charge, our operating loss increased approximately $2.5 million in 2009 as compared to 2008.  The decrease in gross margin and increase in operating loss are the result of reduced coverage of fixed costs from lower sales volume, partially offset by reduced fixed manufacturing costs of approximately $270,000 and reduced selling, general and administrative expenses of approximately $610,000 in response to lower sales.

Marine Components net sales decreased 26% in 2008 as compared to 2007 primarily due to an overall downturn in the marine industry.  Gross margin percentage decreased from 27% in 2007 to 21% in 2008.  Excluding the goodwill impairment charge discussed above, income from operations decreased from approximately $800,000 of income in 2007 to an operating loss of approximately $500,000 in 2008.  The decreases in gross margin and income from operations are the result of reduced coverage of fixed costs from lower sales volume.

Outlook - Demand for CompX’s products continues to be slow and unstable as customers react to the condition of the overall economy.  While changes in market demand are not within our control, we are focused on the areas we can impact.  Staffing levels are continuously being evaluated in relation to sales order rates resulting in headcount adjustments, to the extent possible, to match staffing levels with demand.  We expect our lean manufacturing and cost improvement initiatives to continue to positively impact our productivity and result in a more efficient infrastructure that we can leverage when demand growth returns.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of our commodity-related raw materials is ongoing.  We currently expect these costs to be volatile for 2010.  We generally seek to mitigate the impact of fluctuations in raw material costs on our margins through improvements in production efficiencies or other operating cost reductions.  In the event we are unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets served by our products.

As discussed in Note 19 to the Consolidated Financial Statements, a competitor has filed claims against CompX for patent infringement.  CompX has denied the allegations of patent infringement and is seeking to have the claims dismissed or is in settlement discussions, the outcome of which would not be expected to have a material effect on our results of operations.  While we currently believe that the disposition of these claims should not have a material, long-term adverse effect on our consolidated financial condition, results of operations or liquidity, we expect to continue to incur costs defending against such claims during the short-term that are likely to be material.

During the third quarter of 2009, CompX entered into a Third Amendment to its $37.5 million Credit Agreement (the “Third Amendment”).  The primary purpose of the Third Amendment was to adjust certain covenants in the Credit Agreement in order to take into consideration the current and expected future financial performance of CompX.  See Note 12 to the Consolidated Financial Statements.  We believe that the adjustments to the covenants will allow CompX to comply with the covenant restrictions through the maturity of the facility in January 2012; however, if future operating results differ materially from our expectations CompX may be unable to maintain compliance.  At December 31, 2009, no amounts were outstanding under the facility.  CompX is currently in compliance with all covenant restrictions under the Credit Agreement.  Maintaining compliance with certain of the covenant restrictions is dependent upon CompX’s current financial performance as measured at the end of each quarter.  One of the financial performance covenants requires earnings before interest and taxes for the trailing four quarters (not including quarters prior to 2009) to be 2.5 times cash interest expense.  Since CompX’s earnings before interest and taxes was a loss of $147,000 and $2.0 million for the third and fourth quarters of 2009, respectively, as measured under the terms of the Credit Agreement, effectively it could not have had any borrowings outstanding under the Credit Agreement during these periods of 2009 without violating the covenant as any cash interest expense incurred would have exceeded the required 2.5 to 1 ratio.  In the future, to the extent that CompX does not generate the required amount of earnings before interest and taxes, as measured under the Credit Agreement, it would similarly be unable to borrow on the Credit Agreement without violating this financial performance covenant.  However, there are no current expectations that CompX will need to borrow on the revolving credit facility in the near term as cash flows from operations are expected to be sufficient to fund its future liquidity requirements.

As a condition to the Third Amendment, in the third quarter 2009 CompX executed with TIMET Finance Management Company (“TFMC”), an Amended and Restated Subordinated Term Loan Promissory Note payable to the order of TFMC.  The material changes effected by the Amended and Restated TFMC Note were the deferral of required principal and interest payments on the note until on or after January 1, 2011 and certain restrictions on the amount of payments that could be made after that date.  See Note 12 to the Condensed Consolidated Financial Statements.

Kronos Worldwide, Inc.
	Years ended December 31,			% Change
	2007	2008	2009	2007-08	2008-09
	(Dollars in millions)

Net sales	$1,310.3	$1,316.9	$1,142.0	1%	(13)%
Cost of sales	1,058.9	1,096.3	1,011.7	4%	(8)%

Gross margin	$251.4	$220.6	$130.3

Income (loss) from operations	$84.9	$47.2	$(15.7)	(44)%	(133)%
Other, net	2.5	1.0	.2
Interest expense	(39.4)	(42.2)	(41.4)
Income before income taxes	48.0	6.0	(56.9)

Provision for income taxes (benefit)	114.7	(3.0)	(22.2)

Net income (loss)	$(66.7)	$9.0	$(34.7)

Percentage of net sales:
Cost of sales	81%	83%	89%
Income from operations	6%	4%	(2)%

Equity in earnings (losses) of Kronos Worldwide, Inc.	$(23.9)	$3.2	$(12.5)

TiO2 operating statistics:
Sales volumes*	519	478	445	(8)%	(7)%
Production volumes*	512	514	402	-%	(22)%

Change in TiO2 net sales:
TiO2 product pricing				2%	(1)%
TiO2 sales volume				(8)	(7)
TiO2 product mix				2	(2)
Changes in currency exchange rates				5	(3)

Total				1%	(13)%
* Thousands of metric tons

 Net sales – Kronos’ net sales decreased 13% or $174.9 million in 2009 compared to 2008, primarily due to a 7% decrease in sales volumes and a 1% decrease in average selling prices.  Variations in grades of products sold unfavorably impacted net sales by 2%.  In addition, Kronos estimates the unfavorable effect of changes in currency exchange rates decreased net sales by approximately $35 million, or 3%, as compared to the same period in 2008.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  As a result of these market pressures, Kronos’ average TiO2 prices in 2009 were 1% lower than in the prior year.  During the first half of 2009, Kronos’ average selling prices were generally declining, as it faced weak demand and excessive inventory levels.  Beginning mid-2009, Kronos and its competitors announced various price increases.  A portion of these price increase announcements were implemented during the third and fourth quarters of 2009, and as a result Kronos’ average selling price at the end of the second half of 2009 was 3% higher than at the end of the first half of 2009.

Kronos’ net sales increased 1% or $6.6 million in 2008 compared to 2007, primarily due to favorable currency exchange rates, which Kronos estimates increased net sales for 2008 by approximately $61 million, or 5%, compared to the same period in 2007.  Variations in grades of products sold favorably impacted net sales by 2%, along with a 2% increase in average TiO2 selling prices.  TiO2 selling prices generally follow industry trends and prices will increase or decrease generally as a result of competitive market pressures.  During the early part of 2008, Kronos’ average selling prices were generally flat.  During the second and third quarters of 2008, Kronos and its competitors announced various price increases and surcharges in response to higher operating costs.  A portion of these increase announcements were implemented during the second, third and fourth quarters of 2008.  The positive impact of currency, product mix and pricing in 2008 were substantially offset by an 8% decrease in sales volumes.

Kronos’ 7% decrease in sales volumes in 2009 and 8% decrease in sales volumes for 2008 is primarily due to lower sales volumes in Europe and North America as a result of a global weakening of demand due to poor overall economic conditions.

Cost of sales – Kronos’ cost of sales decreased 8% or $84.6 million in 2009 compared to 2008 primarily due to the impact of a 7% decrease in sales volumes, lower raw material costs of $11.6 million, a decrease in maintenance costs of $29.8 million as part of its efforts to reduce operating costs where possible and currency fluctuations (primarily the euro).  Cost of sales as a percentage of net sales increased to 89% in the year ended December 31, 2009 compared to 83% in 2008 primarily due to the unfavorable effects of the significant amount of unabsorbed fixed production costs resulting from reduced production volumes during the first six months of 2009.  TiO2 production volumes decreased due to temporary plant curtailments during the first six months of 2009 that resulted in approximately $80 million of unabsorbed fixed production costs which were charged directly to cost of sales in the first six months of 2009.

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

Income (loss) from operations – Kronos’ income (loss) from operations declined by $62.9 million from income of $47.2 million in 2008 to a loss from operations of $15.7 million in 2009.  Income (loss) from operations as a percentage of net sales declined to (2)% in 2009 from 4% in 2008.  This decrease is driven by the decline in gross margin, which fell to 11% in 2009 compared to 17% in 2008.  Kronos’ gross margin decreased primarily because of the significant amount of unabsorbed fixed production costs resulting from the production curtailments implemented during the first six months of 2009 as well as the effect of lower sales volumes.  However, changes in currency rates have positively affected Kronos’ gross margin and income (loss) from operations.  Kronos estimates that changes in currency exchange rates increased income (loss) from operations by approximately $40 million in 2009 as compared to 2008.

Kronos’ income from operations in 2008 declined by 44% to $47.2 million compared to 2007.  Income from operations as a percentage of net sales decreased to 4% in 2008 from 6% for 2007.  The decline in income from operations is driven by the decline in gross margin, which decreased to 17% in 2008 compared to 19% in 2007.  While Kronos’ average TiO2 selling prices were higher in 2008, gross margin decreased primarily because of lower sales volumes and higher manufacturing costs, which more than offset the impact of higher sales prices.  Changes in currency rates have also negatively affected gross margin.  Kronos estimates the negative effect of changes in currency exchange rates decreased income from operations by approximately $4 million when comparing 2008 to 2007.

As a percentage of net sales, selling, general and administrative expenses were relatively consistent at approximately 12% for 2007 and approximately 13% for both 2008 and 2009.

Other non-operating income (expense) – Kronos’ interest expense decreased $.8 million from $42.2 million in 2008 to $41.4 million in 2009 due to changes in currency exchange rates which offset the effect of increased average borrowings under Kronos’ revolving credit facilities and higher interest rates on its European credit facility.  The interest expense Kronos recognizes will vary with fluctuations in the euro exchange rate.

Kronos’ interest expense increased $2.8 million from $39.4 million for 2007 to $42.2 million for 2008 due to unfavorable changes in currency exchange rates in 2008 compared to 2007 and increased borrowings in 2008 (primarily under Kronos’ European credit facility).

Income taxes – Kronos’ income tax benefit was $22.2 million in 2009 compared to $3.0 million in 2008 and a provision of $114.7 million in 2007.  Some of the more significant items are summarized below.

Kronos’ income tax benefit for 2009 includes a non-cash benefit of $4.7 million related to a net decrease in its reserve for uncertain tax positions primarily as a result of the resolution of tax audits in Belgium and Germany in the third and fourth quarters.

Kronos’ income tax benefit for 2008 includes a non-cash benefit of $7.2 million relating to a European Court ruling that resulted in the favorable resolution of certain income tax issues in Germany and an increase in the amount of Kronos’ German corporate and trade tax net operating loss carryforwards.

Kronos’ income tax expense in 2007 includes (i) a non-cash charge of $90.8 million relating to a decrease in Kronos’ net deferred income tax asset in Germany resulting from the reduction in its income tax rates; (ii) a non-cash charge of $8.7 million relating to the adjustment of certain German income tax attributes and (iii) a non-cash income tax benefit of $2.0 million resulting from a net reduction in its reserve for uncertain tax positions.

In addition, and as a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in Kronos’ German net operating loss carryforward.  Accordingly, Kronos expects to report a non-cash income tax benefit of approximately $35.2 million in the first quarter of 2010.

Effects of currency exchange rates - Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada).  The majority of its sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar.  A portion of the sales generated from non-U.S. operations is denominated in the U.S. dollar.  Certain raw materials used worldwide, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are purchased primarily in local currencies.  Consequently, the translated U.S. dollar value of non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results.  In addition to the impact of the translation of sales and expenses over time, Kronos’ non-U.S. operations also generate currency transaction gains and losses which primarily relate to the difference between the currency exchange rates in effect when  non-local currency sales or operating costs are initially accrued and when such amounts are settled with the non-local currency.

Overall, Kronos estimates that fluctuations in currency exchange rates had the following effects on sales and income (loss) from operations for the periods indicated.

Impact of changes in foreign currency - 2008 vs. 2009 (in millions)
	Transaction gains/(losses)recognized			Translation gain/loss- impact of rate changes	Total currency impact 2008 vs 2009
	2008	2009	Change
Impact on:
Net Sales	$ -	$ -	$ -	$ (35)	$ (35)
Income (loss) from operations	1	10	9	30	39

Impact of changes in foreign currency - 2007 vs. 2008 (in millions)
	Transaction gains/(losses)recognized			Translation gain/loss- impact of rate changes	Total currency impact 2007 vs 2008
	2007	2008	Change
Impact on:
Net Sales	$ -	$ -	$ -	$ 61	$ 61
Income (loss) from operations	-	1	1	(5)	(4)

The positive impact on income (loss) from operations for the 2008 versus 2009 comparison is due to increased transactional currency exchange gains in 2009 as compared to 2008 which were a function of the timing of currency exchange rate changes and the settlement of non-local currency receivables and payables.  The net impact on operations of changes in foreign currency rates from 2007 to 2008 was not significant.

Outlook – In response to the worldwide economic slowdown and weak consumer confidence, Kronos reduced its production volumes during 2009 in order to reduce finished goods inventory, improve liquidity and match production to market demand.  Overall industry pigment demand is expected to be higher in 2010 as compared to 2009 as a result of improving worldwide economic conditions.  During 2009, Kronos and its competitors announced price increases, a portion of which were implemented during the second half of 2009, with the remainder expected to be implemented in 2010.  As a result, the decline in Kronos’ average selling prices experienced during the first half of 2009 ceased, and its average selling prices increased during the second half of 2009.  As a result of the expected continued implementation of these and possible future price increases, Kronos anticipates average selling prices will continue to increase during 2010.

Kronos currently expects income from operations will be higher in 2010 as compared to 2009 due to the favorable effects of higher TiO2 sales volumes, average selling prices and production volumes.  Higher production costs in 2009 resulted in part from the production curtailments Kronos implemented in the first half of the year and the resulting unabsorbed fixed production costs.  While Kronos operated its facilities at approximately 58% of capacity during the first half of 2009, it increased capacity utilization to approximately 94% during the second half of 2009.  Kronos believes its annual attainable production capacity for 2010 is approximately 532,000 metric tons, and currently expects to operate its facilities at approximately 90% to 95% of such capacity during 2010.  Kronos’ expected capacity utilization levels could be adjusted upwards or downwards to match changes in demand for its product.

Overall, Kronos expects to report net income in 2010 as compared to reporting a net loss in 2009 due to higher expected income from operations in 2010 as well as the impact of the $35.2 million non-cash income tax benefit it expects to recognize in the first quarter of 2010, as discussed above.

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

General corporate and other items

Interest and dividend income – Interest and dividend income in 2009 decreased $5.3 million from 2008 and increased $3.2 million in 2008 from 2007 primarily due to the interest received in April 2008 on certain escrow funds we became entitled to as part of a litigation settlement agreement.  We recognized this as interest income during the second quarter of 2008.  See Note 19 to the Consolidated Financial Statements.

Other interest and dividend income fluctuates in part based upon the amount of funds invested and yields thereon.  We expect that interest income will be lower in 2010 than 2009 primarily due lower cash available for investment.

Securities transactions - In October 2007 we sold 800,000 shares of TIMET common stock to Valhi for $26.8 million.  The transaction was approved by the independent members of our board of directors.  We recognized a $22.7 million pre-tax security transaction gain in the fourth quarter of 2007 related to the sale.  See Note 4 to the Consolidated Financial Statements.

Litigation settlement gain – In October 2008 we recognized a $48.8 million gain related to the initial closing associated with the settlement of condemnation proceedings on certain real property we owned that is subject to environmental remediation, and for which we had a carrying value of approximately $5.8 million at the date of closing.  The second closing related to this settlement occurred in the second quarter of 2009, and we recognized an $11.3 million gain for which we had a carrying value of approximately $487,000 at the date of closing.  See Note 19 to the Consolidated Financial Statements.

Insurance recoveries – We have agreements with certain insurance carriers pursuant to which the carriers reimbursed us for a portion of our past lead pigment and asbestos litigation defense costs.  Insurance recoveries include amounts we received from these insurance carriers.

The agreements with certain of our insurance carriers also include reimbursement for a portion of our future litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.  See Note 19 to our Consolidated Financial Statements.

Corporate expenses – Corporate expenses were $23.5 million in 2009, $1.4 million or 6% lower than in 2008 primarily due to lower legal and environmental expenses as noted below, partially offset by higher pension expense as discussed in “Assumptions on defined benefit pension plans and OPEB plans”.  Included in 2009 corporate expense are:
•	Litigation and related costs of $12.4 million in 2009 compared to $14.6 million in 2008 and
•	Environmental expenses of $3.7 million in 2009, compared to $6.8 million in 2008.

Corporate expenses were $25.0 million in 2008, $6.3 million or 20% lower than in 2007 primarily due to lower litigation and related costs partially offset by higher environmental expenses.  Included in 2008 corporate expense are:
•	Litigation and related costs of $14.6 million in 2008 compared to $22.1 in 2007 and
•	Environmental expenses of $6.8 million in 2008, compared to $4.4 million in 2007.

We expect that our corporate expenses in 2010 will be comparable to 2009.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable).  See Note 19 to the Consolidated Financial Statements.  If our current expectations regarding the number of cases in which we expected to be involved during 2010, or the nature of such cases, were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate our liability.  If these events were to occur in 2010, our corporate expenses would be higher than we currently estimate.  See Note 19 to the Consolidated Financial Statements.

Interest expense - Substantially all of our interest expense in 2007, 2008 and 2009 relates to CompX.  Interest expense decreased approximately $1.3 million in 2009 compared to 2008 as the result of a lower interest rate on the outstanding principal amount of our note payable to affiliate (5.05% at December 31, 2008 as compared to 1.25% at December 31, 2009).  Interest expense increased approximately $1.6 million in 2008 compared to 2007 as a result of financing the October 2007 repurchase and/or cancellation of a net $2.7 million shares of our Class A common stock from an affiliate with a promissory note.  See Note 2 to the Consolidated Financial Statements.

Provision (benefit) for income taxes - We recognized an income tax benefit of $10.3 million in 2009 compared to an expense of $14.9 million in 2008 and a benefit of $8.3 million in 2007. In accordance with GAAP, we recognize deferred income taxes on our undistributed equity in earnings of Kronos.  We do not recognize, and we are not required to pay, income taxes to the extent we receive dividends from Kronos.  Because we and Kronos are part of the same U.S. federal income tax group, any dividends we receive from Kronos are nontaxable to us.  Therefore, our effective income tax rate will generally be lower than the U.S. federal statutory income tax rate in periods during which we receive dividends from Kronos.  In this regard, Kronos announced the suspension of its regularly quarterly dividend in February 2009 in consideration of the challenges and opportunities that exist in the TiO2 pigment industry.

See Note 15 to our Consolidated Financial Statements for a tabular reconciliation of our statutory tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax benefit in 2009 includes a $.6 million benefit related to a net reduction in our reserve for uncertain tax positions primarily due certain statute of limitation expirations in the fourth quarter of 2009.

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

Noncontrolling interest – Noncontrolling interest in net loss of subsidiary decreased $124,000 in 2009 as compared to 2008.  This increase is due to a higher net loss for CompX in 2009.

Noncontrolling interest decreased $3.0 million in 2008 as compared to 2007.  This decrease is due to both our increased ownership of CompX as compared to 2007 and to lower earnings of CompX in 2008.

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

Recent accounting pronouncements - See Note 21 to our Consolidated Financial Statements.

Assumptions on defined benefit pension plans and OPEB plans

Defined benefit pension plans - We maintain various defined benefit pension plans in the U.S. and the U.K., and Kronos maintains various defined benefit pension plans in the U.S., Europe and Canada.  See Note 16 to our Consolidated Financial Statements.

Under defined benefit pension plan accounting, we recognize defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels.  We recognize the full funded status of our defined benefit pension plans as either an asset (for overfunded plans) or a liability (for underfunded plans) in our Consolidated Balance Sheet.

We recognized consolidated defined benefit pension plan income of $2.5 million in 2007 and $3.1 million in 2008, as compared to defined benefit pension plan expense of $700,000 in 2009.  The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.), and will generally differ from pension expense recognized under GAAP for financial reporting purposes.  We made contributions to all of our plans of $900,000 in 2007, $600,000 in 2008 and $500,000 in 2009.

Our defined benefit pension plan expense was significantly higher in 2009 compared to pension income in 2008 primarily due to the expected return on plan assets for 2009 compared to 2008 resulting from the lower fair value of plan assets at the beginning of 2009 as compared to the beginning of 2008.

The discount rates we use for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid.  In addition, we receive third-party advice about appropriate discount rates, and these advisors may in some cases use their own market indices.  We adjust these discount rates as of each December 31 valuation date to reflect then-current interest rates on such long-term bonds.  We use these discount rates to determine the actuarial present value of the pension obligations as of December 31 of that year.  We also use these discount rates to determine the interest component of defined benefit pension expense for the following year.

At December 31, 2009, our projected benefit obligations for defined benefit plans comprised $42.5 million related to U.S. Plans and $8.5 million for the U.K. plan, which is associated with a former disposed business unit.  We use different discount rate assumptions in determining our defined benefit pension plan obligations and expense for the plans we maintain in the United States and the U.K. as the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations at December 31, 2007 and expense in 2008	Obligations at December 31, 2008 and expense in 2009	Obligations at December 31, 2009 and expense in 2010

U.S.	6.1%	6.1%	5.7%
United Kingdom	5.8%	6.0%	5.8%

The assumed long-term rate of return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested from the plans’ assets provided to fund the benefit payments inherent in the projected benefit obligations.  Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year.  Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan, the actual fair value of the plan assets as of the beginning of the year and an estimate of the amount of contributions to and distributions from the plan during the year.  Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans in which benefits are not still being earned by active employees).

At December 31, 2009, approximately 82% of the plan assets related to plan assets for our plans in the U.S., with the remainder related to the U.K.  plan.  We use different long-term rates of return on plan asset assumptions for our U.S. and U.K. defined benefit pension plan expense because the respective plan assets are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  At December 31, 2008 and 2009, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates.  Harold C. Simmons is the sole trustee of the CMRT and is a member of the CMRT investment committee.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices), while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  The CMRT holds TIMET common stock in its investment portfolio; however through December 31, 2009 NL invests in a portion of the CMRT which does not include the TIMET holdings.  During the history of the CMRT from its inception in 1988 through December 31, 2009, the average annual rate of return (excluding the CMRT’s investment in TIMET common stock) has been 11%.

The CMRT weighted-average asset allocation by asset category was as follows:

	December 31,
	2008	2009
Equity securities and limited partnerships	53%	68%
Fixed income securities	43	31
Cash, cash equivalents and other	4	1

Total	100%	100%

We regularly review our actual asset allocation for each of our plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

Our assumed long-term rates of return on plan assets for 2007, 2008 and 2009 were as follows:

	2007	2008	2009

U.S.	10.0%	10.0%	10.0%
United Kingdom	6.5%	7.0%	6.5%

We currently expect to utilize the same long-term rate of return on plan asset assumptions in 2010 as we used in 2009 for purposes of determining the 2010 defined benefit pension plan expense.

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

In addition to the actuarial assumptions discussed above, because we maintain a defined benefit pension plan in the U.K., the amount of recognized defined benefit pension expense and the amount of net pension asset and net pension liability will vary based upon relative changes in currency exchange rates.

As discussed above, assumed discount rates and rates of return on plan assets are reevaluated annually.  A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase.  Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss.  Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter than assumed in mortality tables, which are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality table themselves or plan amendments, will also result in actuarial losses or gains.  These amounts are recognized in other comprehensive income.  In addition, any actuarial gains generated in future periods would reduce the negative amortization effect included in earnings of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods would reduce the favorable amortization effect included in earnings of any cumulative unrecognized actuarial gains.

During 2009, all of our defined benefit pension plans generated a combined net actuarial loss of approximately $1.3 million.  This actuarial loss resulted primarily from the reduction of the assumed discount rate in determining our projected benefit obligation.

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2010, we expect that our defined benefit pension expense will approximate $600,000 in 2010.  In comparison, we expect to be required to contribute approximately $600,000 to such plans during 2010.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  However, if we had lowered the assumed discount rate by 25 basis points for all of our plans as of December 31, 2009, our aggregate projected benefit obligations would have increased by approximately $1.0 million at that date.  Such a change would not materially impact our defined benefit pension income for 2009.  Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $95,000 during 2009.

OPEB plans - We provide certain health care and life insurance benefits for eligible retired employees in the U.S.  See Note 16 to our Consolidated Financial Statements.  Under GAAP, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs.  We recognize the full unfunded status of our OPEB plans as a liability.

We recognized consolidated OPEB expense of $629,000 in 2007, $476,000 in 2008 and $372,000 in 2009.  Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.5 million in 2007, $1.1 million in 2008 and $800,000 in 2009.  Substantially all of our accrued OPEB cost relates to benefits being paid to retirees and their dependents, and no OPEB benefits are being earned by current employees.  As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year.  Accordingly, the amount of accrued OPEB expense is expected to decline gradually.

The assumed discount rates we utilize for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates we utilize for our defined benefit pension plans.

In estimating the health care cost trend rate, we consider our actual health care cost experience, future benefit structures, industry trends and advice from our third-party actuaries.  In certain cases, we have the right to pass on to retirees all or a portion of increases in health care costs.  During each of the past three years, we have assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide and plan-design cost containment initiatives.  For example, at December 31, 2009 the expected rate of increase in future health care costs ranges from 7.5% in 2010, declining to 5.5% in 2014 and thereafter.

Based on the actuarial assumptions described above, we expect that our consolidated OPEB expense will approximate $300,000 in 2010.  In comparison, we expect to be required to make approximately $1.2 million of contributions to such plans during 2010.

As noted above, OPEB expense and the amount we recognize as accrued OPEB costs are based upon the actuarial assumptions discussed above.  We believe that all of the actuarial assumptions used are reasonable and appropriate.  If we had lowered the assumed discount rate by 25 basis points for all of our OPEB plans as of December 31, 2009, our aggregate projected benefit obligations would have increased by approximately $200,000 at that date, and our OPEB expense would be expected to decrease by less than $10,000 during 2010.  Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, our accumulated OPEB obligations would have increased by approximately $475,000 at December 31, 2009 and the change to OPEB expense would not have been material.

Non-U.S. operations

CompX - CompX has substantial operations and assets located outside the United States, principally furniture component product operations in Canada and Taiwan.  At December 31, 2009, CompX had substantial net assets denominated in the Canadian dollar and the New Taiwan dollar.

Kronos - Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar.  As a result, the reported amount of our net investment in Kronos will fluctuate based upon changes in currency exchange rates.  At December 31, 2009, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian krone and British pound sterling.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

Operating activities

Trends in cash flows from operating activities, excluding the impact of deferred taxes and relative changes in assets and liabilities, are generally similar to trends in our income from operations.  Cash flows provided by operating activities increased from $760,000 in 2008 to $1.4 million in 2009.  The $631,000 increase in cash provided by operating activities includes the net effect of:

•	Kronos’ suspension of its quarterly dividend in 2009,
•
lower income from operations in 2009 of $22.2 million (excluding the litigation settlement pre-tax gain of $11.3 million and the non-cash write-down of $.7 million on assets held for sale in 2009 and the litigation settlement pre-tax gain of $48.8 million and the $10.1 million non-cash goodwill impairment charge in 2008),

•	a higher amount of net cash provided by relative changes in receivables, inventories and payables and accrued liabilities in 2009 of $25.5 million,
•	lower cash paid for income taxes in 2009 of $16.9 million,
•	lower interest income of $5.3 million in 2009 primarily due to $4.3 million of interest received from certain escrow funds in 2008,
•	lower cash paid for interest of $1.0 million in 2009 related to CompX’s affiliate note payable and
•	higher adjustments to the provision for inventory reserves in 2009 of approximately $827,000 due to an increase in obsolete inventory resulting from reduced demand.

Cash flows provided by operating activities increased from $2.8 million used in operating activities in 2007 to $760,000 provided by operating activities in 2008.  The $3.5 million increase in cash provided by operating activities includes the net effect of:

•
higher income from operations in 2008 of $10.4 million (excluding both the $10.1 million non-cash goodwill impairment charge and the litigation settlement pre-tax gain of $48.8 million), due primarily to lower litigation expense of $7.5 million and lower depreciation and amortization in 2008 of $2.0 million,

•	higher interest income of $3.2 million in 2008 primarily due to $4.3 million of interest received from certain escrow funds,
•	higher cash paid for environmental liabilities in 2008 of $2.3 million,
•	lower net cash provided by relative changes in our inventories and receivables of $3.0 million and
•	higher cash paid for interest in 2008 of $2.2 million due to CompX’s issuance of its note payable to an affiliate in the fourth quarter of 2007.

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

	Years ended December 31,
	2007	2008	2009
	(In millions)
Cash provided by (used in) operating activities:
CompX	$11.9	$15.7	$15.3
NL Parent and wholly-owned subsidiaries	(9.3)	(9.5)	(8.5)
Eliminations	(5.4)	(5.4)	(5.4)

Total	$(2.8)	$.8	$1.4

Relative changes in working capital can have a significant effect on cash flows from operating activities.  As shown below, our average days sales outstanding decreased from December 31, 2008 to December 31, 2009.  In absolute terms, however, we reduced trade accounts receivable by $5.1 million in 2009 as compared to December 31, 2008.  The reduction in our average days sales outstanding was the result of our efforts to increase our accounts receivable collection efforts in order to reduce our exposure to bad debts in light of the challenging economic environment.  Also shown below, our average number of days in inventory decreased from December 31, 2008 to December 31, 2009.  In addition, we reduced inventory by $6.4 million in 2009 as compared to 2008.  The overall decrease in days in inventory was the result of our focus on inventory management controls in order to ensure our inventory balances are aligned with the current needs of our business in light of the reduction in customer demand.  We have provided 2007 data for comparative purposes below.

	2007	2008	2009

Days sales outstanding	44 Days	41 Days	37 Days
Days in inventory	63 Days	70 Days	64 Days

Investing activities

Net cash provided by investing activities totaled $32.4 million in 2009, $7.1 million in 2008, and $17.5 million in 2007. Capital expenditures, substantially all of which relate to CompX, were $2.3 million in 2009, $6.9 million in 2008, and $14.0 million in 2007.  Capital expenditures in the past three years have primarily emphasized improving our manufacturing facilities and investing in manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide for increased productivity and efficiency.

During 2009:
•	we received $11.8 million from the second closing contained in a settlement agreement related to condemnation proceedings on certain real property we formerly owned in New Jersey,
•	we collected $22.2 million on notes receivable from affiliates,
•	we used $2.3 million for capital expenditures, substantially all of which relates to CompX, and
•
we purchased approximately 2,800 shares of Valhi in open-market transactions for an aggregate amount of $33,000, and we purchased approximately 14,000 shares of Kronos in open–market transactions for an aggregate amount of $139,000.

During 2008:
•	We received $39.6 million from the initial closing contained in a settlement agreement related to condemnation proceedings on certain real property we owned in New Jersey,
•	We provided loans to affiliates in the aggregate amount of $22.2 million,
•	CompX purchased approximately 126,000 shares of its common stock in market transactions for $1.0 million,
•	We purchased approximately 79,500 shares of Kronos common stock for $.8 million and approximately 79,000 shares of Valhi for $1.1 million in market transactions and
•	We used a net $2.6 million of cash to fund two new escrow accounts related to environmental matters (such escrow funds are classified as restricted cash.)

In addition during 2008 we received a $15 million promissory note related to the settlement of condemnation proceedings.  See Notes 9 and 19 to our Consolidated Financial Statements.

During 2007:
•	We sold 800,000 shares of TIMET common stock to Valhi at a cash price of $33.50 per share, or an aggregate of $26.8 million,
•	We had additional net proceeds from sales of other marketable securities of $4.2 million and
•	CompX purchased approximately 179,100 shares of its common stock in market transactions for $3.3 million.

In addition, during 2007 CompX repurchased or cancelled a net 2.7 million shares of its Class A common stock held by TIMET, an affiliate, for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a consolidated promissory note.  See Notes 2 and 17 to our Consolidated Financial Statements.

Financing activities

Net cash used in financing activities totaled $25.9 million, $32.2 million, and $27.3 million in 2009, 2008, and 2007, respectively.  We paid cash dividends of $24.3 million ($.50 per share) in each of 2009, 2008 and 2007.  Other financing activities over the past three years consisted principally of:

•	CompX paid cash dividends to noncontrolling interests in the amount of $.8 million in 2009, $.8 million in 2008 and $1.9 million in 2007,
•	CompX prepaid $.8 million in 2009, $7.0 million in 2008 and $2.6 million in 2007 on its note payable to TIMET and
•	CompX received proceeds from the exercise of options to purchase CompX common stock of $1.4 million in 2007.

CompX and Kronos are in compliance with all of their debt covenants at December 31, 2009.  Our and our affiliates’ ability to borrow funds under our credit facilities in the future will, in some instances, depend in part on our ability to comply with specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreements.

Certain of Kronos’ credit facilities require the maintenance of minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type.  In this regard, in the first half of 2009 Kronos reduced its production levels in response to the current economic environment, which favorably impacted its liquidity and cash flows by reducing inventory levels.  The reduced capacity utilization levels negatively impacted Kronos’ 2009 results of operations due to the resulting unabsorbed fixed production costs that are charged to expense as incurred.  Furthermore, lower sales negatively impacted Kronos’ results of operations in the first half of 2009.  As a result, we did not expect Kronos to maintain compliance under its European revolving credit facility with the required financial ratio of the borrowers’ net secured debt to earnings before income taxes, interest and depreciation, as defined in the credit facility, for the 12-month period ending March 31, 2009.  Beginning on March 20, 2009, the lenders associated with Kronos’ European revolving credit facility agreed to a series of waivers for compliance with such required financial ratio.  On September 15, 2009 Kronos and the lenders entered into the Fourth Amendment to the credit facility.  Among other things, the Fourth Amendment added two additional financial covenants and increased the rate on outstanding borrowings to LIBOR plus a margin ranging from 3% to 4% depending on the amount of outstanding borrowings.  Upon achieving a specified financial covenant, these two additional financial covenants will no longer be in effect, and the interest rate on outstanding borrowings will be reduced to LIBOR plus 1.75%.  Additionally the borrowing availability under the line is limited to euro 51 million ($73.5 million at December 31, 2009) until Kronos is in compliance with certain specified financial covenants, and in any event no earlier than March 31, 2010.  We believe that Kronos will be able to comply with the new financial covenants through the maturity of the facility; however if future operating results differ materially from our predictions Kronos may be unable to maintain compliance.

During the fourth quarter of 2009, Kronos amended the terms of its Canadian revolving credit facility to reduce the size of the facility from Cdn. $30 million to Cdn. $20 million and extend the maturity date to January 2012.

At December 31, 2009, Kronos is in compliance with all of its debt covenants.

Liquidity

Our primary source of liquidity on an ongoing basis is our cash flow from operating activities.  We generally use these amounts to (i) fund capital expenditures (substantially all of which relate to CompX), (ii) pay ongoing environmental remediation and legal expenses and (iii) provide for the payment of debt service and dividends.

At December 31, 2009, there were no amounts outstanding under CompX’s $37.5 million revolving credit facility that matures in January 2012 and there are no current expectations to borrow on the revolving credit facility in the near term.  As a result of covenant restrictions relating to the ratio of earnings before interest and tax to cash interest expense, as defined in the Credit Agreement, CompX would not have been able to borrow under the Credit Agreement during the third or fourth quarters of 2009 due to a loss before interest and tax incurred in each of those quarters, respectively.  Any future losses before interest and tax would also likely restrict or prohibit borrowings under the Credit Agreement.  However, there are no current expectations that CompX will be required to borrow on the revolving credit facility in the near term as cash flows from operations are expected to be sufficient to fund its future liquidity requirements.  See “Outlook” for further discussion of expectations relating to compliance with credit facility debt covenants.

While the required ratio of earnings before interest and tax to cash interest expense limited CompX’s ability to borrow under the Credit Agreement during the third and fourth quarters of 2009, the financial covenant does not directly impact CompX’s ability to pay dividends on its common stock.  CompX believes that cash generated from operations together with cash on hand will be sufficient to meet its liquidity needs for working capital, capital expenditures, debt service and dividends (if declared) for at least the next twelve months.  To the extent that actual operating results or other developments differ from our expectations, CompX’s liquidity could be adversely affected.

At December 31, 2009, we had an aggregate of $36.9 million of restricted and unrestricted cash, cash equivalents and debt securities.  A detail by entity is presented in the table below.

CompX	$20.8
NL Parent and wholly-owned subsidiaries	16.1

Total	$36.9

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending December 31, 2010).  If actual developments differ from our expectations, our liquidity could be adversely affected.  In this regard, during 2010 we currently expect to borrow funds from CompX in order to meet our cash requirements, and CompX has agreed to loan us up to $8 million.  The amount of any such outstanding loan CompX would make to us at any time is at CompX’s discretion.  It is probable during 2010 that CompX will loan amounts to us in addition to the $8 million available under the promissory note.  Any such loans would be eliminated in our Consolidated Financial Statements.

Capital Expenditures

We currently expect that our aggregate capital expenditures for CompX in 2010 will be approximately $3.6 million compared to $2.3 million in 2009 and $6.8 million in 2008.  CompX’s planned capital expenditures in 2009 were limited to expenditures required to meet expected customer demand and properly maintain our facilities.  Capital spending for 2010 is expected to be funded through cash on hand and cash generated from operations and relate to expenditures required to meet expected customer demand and to properly maintain our facilities.   Kronos intends to spend approximately $43 million for major improvements and upgrades to existing facilities during 2010, including approximately $12 million in the area of environmental protection and compliance.

Dividends

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company-level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates.  CompX currently pays a regular quarterly dividend of $.125 per share.  At that rate, and based on the 10.8 million shares of CompX we held at December 31, 2009, we would receive annual dividends from CompX of $5.4 million.  In addition, Valhi pays regular quarterly dividends of $.10 per share.  Based on the 4.8 million shares of Valhi we held at December 31, 2009, we would receive annual dividends from Valhi of $1.9 million. In February 2009, Kronos and TIMET announced the suspension of their regularly quarterly dividends in consideration of the challenges and opportunities that exist in the respective TiO2 pigments and titanium metals industries.  We received aggregate dividends from Kronos and TIMET of $17.5 million and $435,000, respectively, in 2008.

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

During 2009, we purchased approximately 14,000 shares of Kronos in open-market transactions for an aggregate amount of $139,000.  Also during 2009 we purchased approximately 2,800 shares of Valhi in open-market transactions for an aggregate amount of $33,000.  During 2008 we purchased approximately 79,000 shares of Valhi in open-market transactions for an aggregate amount of $1.1 million and we purchased approximately 79,500 shares of Kronos in open–market transactions for an aggregate amount of $800,000.  See Notes 4 and 7 to our Consolidated Financial Statements.

Summary of debt and other contractual commitments

As more fully described in the notes to our Consolidated Financial Statements, we are party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future.  See Notes 12 and 19 to our Consolidated Financial Statements.  The following table summarizes our contractual commitments as of December 31, 2009 by the type and date of payment.

	Payment due date
Contractual commitment	2010	2011/2012	2013/2014	2015 and After	Total
	(In millions)
Note and interest payable to affiliate	$-	$3.5	$41.1	$-	$44.6
Estimated tax obligations	.3	-	-	-	.3
Operating leases	.6	.7	-	-	1.3
Purchase obligations	11.4	-	-	-	11.4
Fixed asset acquisitions	.4	-	-	-	.4

	$12.7	$4.2	$41.1	$-	$58.0

The timing and amount shown for our commitments related to notes payable, operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments.  The timing and amount shown for raw material and other purchase obligations, which consist of all open purchase orders and contractual obligations (primarily commitments to purchase raw materials) is also based on the contractual payment amount and the contractual payment date for such commitments.  The amount shown for income taxes is the consolidated amount of income taxes payable including the net amount payable to Valhi under our tax sharing agreement at December 31, 2009, which is assumed to be paid during 2010.  Fixed asset acquisitions include firm purchase commitments for capital projects.

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

At December 31, 2009 and 2008, CompX had no amounts outstanding under its secured Revolving Bank Credit Agreement.  In conjunction with CompX’s repurchase and/or cancellation of a net 2.7 million shares of its class A common stock, during the fourth quarter of 2007, CompX issued a promissory note for $52.6 million.  See Notes 12 and 17 to our Consolidated Financial Statements.  At December 31, 2009, there was $42.2 million outstanding on the promissory note ($43.0 million at December 31, 2008) which bears interest at LIBOR plus 1%, (1.25% and 5.05% at December 31, 2009 and 2008, respectively) and the fair value of such indebtedness approximates its carrying value.  The interest rate is reset quarterly based on the three month LIBOR.

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
As mentioned above, certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  To mitigate the financial statement impact of changes in currency exchange rates, CompX periodically enters into forward currency contracts.  At each balance sheet date, outstanding forward currency contracts are marked to market with any resulting gain or loss recognized in income currently unless the contract is designated as a hedge upon which the mark-to-market adjustment is recorded in other comprehensive income. We had no forward currency contracts outstanding at December 31, 2009.

To manage a portion of the currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, at December 31, 2008 CompX had entered into a series of short-term forward currency exchange contracts to exchange an aggregate of $7.5 million for an equivalent value of Canadian dollars at exchange rates of Cdn. $1.25 to $1.26 per U.S. dollar.  These contracts qualified for hedge accounting and matured through June 2009.  At December 31, 2008, the actual exchange rate was Cdn. $1.22 per U.S. dollar.  The estimated fair value of such contracts was not material at December 31, 2008.

Marketable equity and debt security prices - We are exposed to market risk due to changes in prices of the marketable securities which we own.  The fair value of equity securities at December 31, 2008 and 2009 was $64.0 million and $85.1 million, respectively.  The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $6.4 million at December 31, 2008 and $8.5 million at December 31, 2009.  The fair value of marketable debt securities at December 31, 2008 was $5.5 million and was $5.2 million at December 31, 2009.  The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $550,000 at December 31, 2008 and $520,000 at December 31, 2009.

Raw materials - CompX will occasionally enter into raw material arrangements to mitigate the short-term impact of future increases in raw material costs.  Otherwise, we generally do not have long-term supply agreements for our raw material requirements because either we believe the risk of unavailability of those raw materials is low and we believe the price to be stable or because long-term supply agreements for those materials are generally not available.  We do not engage in commodity hedging programs.

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

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Harold C. Simmons, our Chief Executive Officer, and Gregory M. Swalwell, our Vice President, Finance and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2009.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and

•
provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our Condensed Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2009.  Our independent registered public accounting firm is also required to audit our internal control over financial reporting as of December 31, 2009.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework).  Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included in this Annual Report on Form 10-K.

Certifications

Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2009, our chief executive officer filed such annual certification with the NYSE.  The 2009 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  We have filed the certifications for the quarter ended December 31, 2009 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

50%-or-less persons

The consolidated financial statements of Kronos (36%-owned at December 31, 2009) are incorporated by reference in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.  Management’s Report on Internal Control Over Financial Reporting of Kronos is not included as part of Exhibit 99.1.  The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

We have included as exhibits the items listed in the Exhibit Index.  We will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover our cost to furnish the exhibits.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2009 will be furnished to the Commission upon request.

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

3.1
Certificate of Amended and Restated Certificate of Incorporation dated May 22, 2008 - incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-00640) for the annual meeting held on May 21, 2008.

3.2
Amended and Restated Bylaws of NL Industries, Inc. as of May 23, 2008 – incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-00640) filed with the U.S. Securities and Exchange Commission on May 23, 2008.

4.1	Indenture governing the 6.5% Senior Secured Notes due 2013, dated as of April 11, 2006, between Kronos International, Inc. and The

Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kronos International, Inc. (File No. 333-100047) that was filed with the U.S. Securities and Exchange Commission on April 11, 2006).

10.1
Lease Contract dated June 21, 1952, between Farbenfabriken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1985.

10.2
Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.3
Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.4
Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.5
Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.6
Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.7
Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1995.

10.8
Parents’ Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.9
Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.). and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended September 30, 1993.

10.10 *	Form of Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.4 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.11
Intercorporate Services Agreement by and between Contran Corporation and Kronos Worldwide, Inc. – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Quarterly Report on Form 10-Q (File No. 001-31763) for the quarter ended March 31, 2004.

10.12	Form of Tax Agreement between Valhi, Inc. and Kronos Worldwide, Inc – incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.13
Euro 80,000,000 Facility Agreement, dated June 25, 2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in Schedule 1 thereto, as lenders - incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NL Industries, Inc. (File No. 001-00640) for the quarter ended June 30, 2002.

10.14
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

10.15
Second Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of June 14, 2005 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A. as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.3 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.16
Third Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of May 26, 2008 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A.,/N.V, Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.4 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.17
Fourth Amendment Agreement Relating to a Facility Agreement dated June 25, 2002 executed as of September 15, 2009 by and among Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent, the participating lenders, Kronos Titan GmbH, Kronos Europe S.A./N.V., Kronos Titan AS, Kronos Norge AS, Titania AS and Kronos Denmark ApS – incorporated by reference to Exhibit 10.5 to the Annual report on Form 10-K (File No. 333-100047) of Kronos International, Inc. for the year ended December 31, 2009.

10.18
Intercorporate Services Agreement between CompX International Inc. and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2004.

10.19*	CompX International Inc. 1997 Long-Term Incentive Plan – incorporated by reference to Exhibit 10.2 to the CompX International Inc. Registration Statement on Form S-1 (File No. 1-13905).

10.20
$50,000,000 Credit Agreement between CompX International Inc. and Wachovia Bank, National Association, as Agent and various lending institutions dated December 23, 2005 – incorporated by reference to Exhibit 10.9 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2009.

10.21
First Amendment to Credit Agreement dated as of October 16, 2007 among CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.12 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2007.

10.22
Second Amendment to Credit Agreement dated as of January 15, 2009 among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association for itself and as administrative agent for Compass Bank and Comerica Bank - incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 1-13905) filed on January 21, 2009.

10.23
Third Amendment to Credit Agreement dated as of September 21, 2009 by and among CompX International Inc., CompX Security Products Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association and Comerica Bank - incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.24
Stock Purchase Agreement dated October 11, 2007 between NL Industries, Inc. and Valhi, Inc., - incorporated by reference to Exhibit 10.6 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2007.

10.25
Stock Purchase Agreement dated October 16, 2007 between CompX International, Inc. and TIMET Finance Management Company – incorporated by reference to Exhibit 10.6 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2007.

10.26
Form of Subordination Agreement among CompX International Inc., TIMET Finance Management Company, CompX Security Products, Inc., CompX Precision Sildes Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank – incorporated by reference to Exhibit 10.8 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2007.

10.27
First Amendment to Subordination Agreement dated as of the September 21, 2009 by TIMET Finance Management Company and Wachovia Bank, National Association – incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 1-13905).

10.28
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company – incorporated by reference to Exhibit 10.9 of CompX International Inc.’s Form 10-K (File No. 1-13905) for the year ended December 31, 2007.

10.29
Amended and Restated Subordinated Term Loan Promissory Note dated September 21, 2009 in the original principal amount of $42,230,190 payable to the order of TIMET Finance Management Company by CompX International Inc. – incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 1-13905) filed on September 24, 2009.

10.30*
NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to the NL Industries, Inc. Proxy Statement on Schedule 14A (File No. 001-00640) for the annual meeting of shareholders held on May 6, 1998.

10.31
Insurance Sharing Agreement, effective January 1, 1990, by and between the Registrant, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to the NL Industries, Inc. Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 1991.

10.32
Amended Tax Agreement among NL Industries, Inc., Valhi, Inc. and Contran Corporation effective November 30, 2004 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-00640) as of November 30, 2004.

10.33
Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Quarterly Report on Form 10-Q (File No. 001-00640) for the quarter ended March 31, 2004.

10.34
Insurance sharing agreement dated October 30, 2003 by and among CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., Titanium Metals Corp., Valhi, Inc. and NL Industries, Inc. – incorporated by reference to Exhibit 10.48 to the NL Industries, Inc. Annual Report on Form 10-K (File No. 001-00640) for the year ended December 31, 2003.

10.35**
Reinstated and Amended Settlement Agreement and Release, dated June 26, 2008, by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex.

10.36
Amendment to Restated and Amended Settlement Agreement and Release, dated September 25, 2008 by and among NL Industries, Inc., NL Environmental Management Services, Inc., the Sayreville Economic and Redevelopment Agency, Sayreville Seaport Associates, L.P., and the County of Middlesex - incorporated by reference to Exhibit 10.2 to the NL Industries, Inc. Current Report on Form 8-K (File No. 001-00640) that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.37
Mortgage Note, dated October 15, 2008 by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc - incorporated by reference to Exhibit 10.3 to the NL Industries, Inc. Current Report on Form 8-K (File No. 001-00640) that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.38**
Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing, dated October 15, 2008, by Sayreville Seaport Associates, L.P. in favor of NL Industries, Inc. and NL Environmental Management Services, Inc.

10.39**
Intercreditor, Subordination and Standstill Agreement, dated October 15, 2008, by NL Industries, Inc., NL Environmental Management Services, Inc., Bank of America, N.A. on behalf of itself and the other financial institutions, and acknowledged and consented to by Sayreville Seaport Associates, L.P. and J. Brian O'Neill

10.40**
Multi Party Agreement, dated October 15, 2008 by and among Sayreville Seaport Associates, L.P., Sayreville Seaport Associates Acquisition Company, LLC, OPG Participation, LLC, J. Brian O'Neill, NL Industries, Inc., NL Environmental Management Services, Inc., The Prudential Insurance Company of America, Sayreville PRISA II LLC.

10.41
Guaranty Agreement, dated October 15, 2008, by J. Brian O’Neill in favor of NL Industries, Inc. and NL Environmental Management Services, Inc - incorporated by reference to Exhibit 10.7 to the NL Industries, Inc. Current Report on Form 8-K (File No. 001-00640) that was filed with the U.S. Securities and Exchange Commission on October 16, 2008.

10.42
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

10.43
Unsecured Revolving Demand Promissory Note dated November 5, 2008 in the original principal amount of $40.0 million executed by Valhi, Inc. and payable to the order of NL Industries, Inc. -incorporated by reference to Exhibit 10.1 to the NL Industries, Inc. Current Report on Form 8-K, Commission (File No. 001-0064), that was filed with the U.S. Securities and Exchange Commission on November 5, 2008.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to NL’s consolidated financial statements.

23.2**	Consent of PricewaterhouseCoopers LLP with respect to Kronos’ consolidated financial statements

31.1**	Certification

31.2**	Certification

32.1**	Certification

99.1	Consolidated financial statements of Kronos Worldwide, Inc. – incorporated by reference to Kronos’ Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2009.

*	Management contract, compensatory plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL Industries, Inc.
 (Registrant)

By:/s/ Harold C. Simmons
Harold C. Simmons
March 9, 2010
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Harold C. Simmons	/s/ Steven L. Watson
Harold C. Simmons, March 9, 2010	Steven L. Watson, March 9, 2010
(Chairman of the Board and Chief	(Director)
Executive Officer)

/s/ Thomas P. Stafford	/s/ Glenn R. Simmons
Thomas P. Stafford, March 9, 2010	Glenn R. Simmons, March 9, 2010
(Director)	(Director)

/s/ C. H. Moore, Jr.	/s/ Gregory M. Swalwell
C. H. Moore, Jr., March 9, 2010	Gregory M. Swalwell, March 9, 2010
(Director)	(Vice President, Finance and Chief Financial Officer, Principal Financial Officer)

/s/ Terry N. Worrell	/s/ Tim C. Hafer
Terry N. Worrell, March 9, 2010	Tim C. Hafer, March 9, 2010
(Director)	(Vice President and Controller, Principal Accounting Officer)

NL Industries, Inc.

Annual Report on Form 10-K

Items 8, 15(a) and 15(c)

Index of Financial Statements and Schedules

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - December 31, 2008 and 2009	F-4

Consolidated Statements of Operations - Years ended December 31, 2007, 2008 and 2009	F-6

Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2007, 2008 and 2009	F-7

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2007, 2008 and 2009	F-8

Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2008 and 2009	F-9

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

Schedule I – Condensed Financial Information of Registrant	S-1

Schedules II, III and IV are omitted because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NL Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NL Industries, Inc. and its subsidiaries at December 31, 2008 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it classified its noncontrolling interest in 2009.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 9, 2010

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS	December 31,
	2008	2009

Current assets:
Cash and cash equivalents	$16,450	$24,555
Restricted cash and cash equivalents	7,457	7,157
Marketable securities	5,534	5,225
Accounts and other receivables, net	25,513	14,165
Receivable from affiliates	3,150	2,888
Inventories, net	22,661	16,266
Prepaid expenses and other	1,435	1,349
Deferred income taxes	5,766	5,039

Total current assets	87,966	76,644

Other assets:
Marketable equity securities	64,000	85,073
Investment in and advances to Kronos Worldwide, Inc.	133,745	112,766
Goodwill	44,194	44,316
Assets held for sale	3,517	2,800
Other, net	17,832	17,026

Total other assets	263,288	261,981

Property and equipment:
Land	12,232	12,368
Buildings	32,723	34,261
Equipment	115,546	126,203
Construction in progress	4,406	1,180
	164,907	174,012
Less accumulated depreciation	96,625	109,646

Net property and equipment	68,282	64,366

Total assets	$419,536	$402,991

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2008	2009

Current liabilities:
Accounts payable	$6,802	$6,664
Accrued liabilities	24,475	25,966
Accrued environmental costs	9,834	8,328
Payable to affiliates	3,139	583
Income taxes	1,167	332

Total current liabilities	45,417	41,873

Noncurrent liabilities:
Note payable and interest due to affiliate	41,980	42,540
Accrued pension costs	11,768	12,233
Accrued postretirement benefits (OPEB) cost	8,883	8,307
Accrued environmental costs	40,220	37,518
Deferred income taxes	49,215	55,750
Other	21,823	19,112

Total noncurrent liabilities	173,889	175,460

Equity:
NL stockholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Common stock, $.125 par value; 150,000 shares authorized; 48,599 and 48,612 shares issued and outstanding	6,074	6,076
Additional paid-in capital	330,879	311,939
Retained earnings	16,909	-
Accumulated other comprehensive income:
Marketable securities	24,970	38,577
Currency translation	(135,922)	(128,753)
Defined benefit pension plans	(54,333)	(52,574)
Postretirement benefit (OPEB) plans	(213)	(661)

Total NL stockholders' equity	188,364	174,604

Noncontrolling interest in subsidiary	11,866	11,054

Total equity	200,230	185,658

Total liabilities and stockholders' equity	$419,536	$402,991

Commitments and contingencies (Notes 15, 19 and 21)

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2007	2008	2009

Net sales	$177,683	$165,502	$116,125
Cost of goods sold	132,455	125,749	92,345

Gross margin	45,228	39,753	23,780

Selling, general and administrative expense	25,846	24,818	26,722
Other operating income (expense):
Insurance recoveries	5,659	9,610	4,631
Facility consolidation expense	(2,665)	-	-
Goodwill impairment	-	(10,111)	-
Litigation settlement gains	-	48,806	11,313
Currency transaction gains (losses), net	(1,086)	679	(236)
Assets held for sale write-down	-	-	(717)
Other income (expense), net	(256)	(131)	(75)
Corporate expense	(31,318)	(25,012)	(23,547)

Income (loss) from operations	(10,284)	38,776	(11,573)

Equity in earnings (losses) of Kronos Worldwide, Inc.	(23,901)	3,229	(12,470)
Other income (expense):
Interest and dividends	4,778	8,010	2,752
Securities transactions, net	22,749	(1)	(9)
Interest expense	(760)	(2,362)	(1,060)

Income (loss) before income taxes	(7,418)	47,652	(22,360)

Provision for income taxes (benefit)	(8,311)	14,850	(10,347)

Net income (loss)	893	32,802	(12,013)

Noncontrolling interest in net income (loss) of subsidiary	2,624	(382)	(258)

Net income (loss) attributable to NL stockholders	$(1,731)	$33,184	$(11,755)

Amounts attributable to NL stockholders:

Basic and diluted net income (loss) per share	$(.04)	$.68	$(.24)

Cash dividend per share	$.50	$.50	$.50

Weighted-average shares used in the calculation of net income per share:
Basic	48,590	48,596	48,609
Dilutive impact of stock options	-	9	-

Diluted	48,590	48,605	48,609

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2007	2008	2009

Net income (loss)	$893	$32,802	$(12,013)

Other comprehensive income (loss), net of tax:

Marketable securities:
Unrealized net gains (losses) arising during the year	15,475	(32,633)	13,607
Realized gains included in net income	(14,668)	-	-
	807	(32,633)	13,607

Currency translation adjustment	10,969	(12,423)	7,415

Defined benefit pension plans:
Net actuarial gain (loss) arising during the year	10,618	(23,151)	(259)
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,623	191	2,018
	12,241	(22,960)	1,759
Postretirement benefit (OPEB) plan adjustment:
Net actuarial gain (loss) arising during the year	861	746	(303)
Amortization of prior service credit included in net periodic pension cost	(75)	(134)	(145)
	786	612	(448)

Total other comprehensive income (loss)	24,803	(67,404)	22,333

Comprehensive income (loss)	25,696	(34,602)	10,320

Comprehensive income (loss) attributable to noncontrolling interest	3,441	(712)	(12)

Comprehensive income (loss) attributable to NL stockholders	$22,255	$(33,890)	$10,332

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES , INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2007, 2008 and 2009
(In thousands, except per share data)

	NL Stockholders’ Equity
				Accumulative other
		Additional	Retained	comprehensive income (loss)
	Common	paid-in	earnings	Marketable	Currency	Pension	OPEB	Noncontrolling
	stock	capital	(deficit)	securities	translation	plans	plans	interest	Total

Balance at December 31, 2006	$6,073	$363,472	$1,826	$56,796	$(133,981)	$(44,063)	$(1,611)	$45,416	$293,928

Net loss	-	-	(1,731)	-	-	-	-	2,624	893
Other comprehensive income (loss), net of tax	-	-	-	807	10,152	12,241	786	817	24,803
Issuance of common stock	-	63	-	-	-	-	-	460	523
Cash dividends - $.50 per share	-	(18,222)	(6,073)	-	-	-	-	(1,918)	(26,213)
Change in accounting:
Uncertain tax positions provisions of ASC Topic 740	-	-	(97)	-	-	-	-	12	(85)
Asset and liability provisions of ASC Topic 715	-	-	(450)	-	-	449	-	-	(1)
CompX stock buyback	-	-	-	-	-	-	-	(33,045)	(33,045)
Other	-	25	-	-	-	-	-	-	25

Balance at December 31, 2007	6,073	345,338	(6,525)	57,603	(123,829)	(31,373)	(825)	14,366	260,828

Net income	-	-	33,184	-	-	-	-	(382)	32,802
Other comprehensive income (loss), net of tax	-	-	-	(32,633)	(12,093)	(22,960)	612	(330)	(67,404)
Issuance of common stock	1	71	-	-	-	-	-	7	79
Cash dividends - $.50 per share	-	(14,549)	(9,750)	-	-	-	-	(804)	(25,103)
Other	-	19	-	-	-	-	-	(991)	(972)

Balance at December 31, 2008	6,074	330,879	16,909	24,970	(135,922)	(54,333)	(213)	11,866	200,230

Net loss	-	-	(11,755)	-	-	-	-	(258)	(12,013)
Other comprehensive income (loss), net of tax	-	-	-	13,607	7,169	1,759	(448)	246	22,333
Issuance of common stock	2	133	-	-	-	-	-	6	141
Cash dividends - $.50 per share	-	(19,151)	(5,154)	-	-	-	-	(806)	(25,111)
Other	-	78	-	-	-	-	-	-	78

Balance at December 31, 2009	$6,076	$311,939	$-	$38,577	$(128,753)	$(52,574)	$(661)	$11,054	$185,658

See accompanying Notes to Consolidated Financial Statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$893	$32,802	$(12,013)
Depreciation and amortization	11,375	9,420	8,272
Deferred income taxes	(12,604)	(4,352)	(4,703)
Provision for inventory reserves	141	195	1,022
Securities transaction gains	(22,749)	-	-
Benefit plan expense greater (less) than cash funding:
Defined benefit pension plans	(2,464)	(2,976)	833
Other postretirement benefit plans	629	476	372
Equity in Kronos Worldwide, Inc.	23,901	(3,229)	12,470
Distributions from Kronos Worldwide, Inc.	17,516	17,532	-
Goodwill impairment	-	10,111	-
Litigation settlement gains	-	(48,806)	(11,313)
Assets held for sale write-down	-	-	717
Other, net	1,272	406	534
Change in assets and liabilities:
Accounts and other receivable	1,032	(4,703)	12,081
Inventories	(1,813)	889	5,878
Prepaid expenses	(160)	92	803
Accounts payable and accrued liabilities	(918)	(2,830)	1,996
Income taxes	(1,127)	976	(3,432)
Accounts with affiliates	(12,779)	2,277	(3,767)
Accrued environmental costs	(383)	(275)	(4,208)
Other noncurrent assets and liabilities, net	(4,533)	(7,245)	(4,151)
Net cash provided by (used in) operating activities	(2,771)	760	1,391

Cash flows from investing activities:
Capital expenditures	(13,998)	(6,897)	(2,324)
Proceeds from real estate-related litigation settlement	-	39,550	11,800
Loans to affiliates, net	-	(22,210)	22,210
Collection of note receivable	1,306	1,306	261
Change in restricted cash equivalents and marketable debt securities, net	2,386	(2,558)	447
Proceeds from disposal of:
Marketable securities	36,894	554	164
Property and equipment	73	377	-
Purchase of:
CompX common stock	(3,309)	(1,007)	-
Kronos common stock	-	(793)	(139)
Valhi common stock	-	(1,081)	(33)
Other marketable securities	(5,861)	(156)	-
Net cash provided by investing activities	17,491	7,085	32,386

NL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years ended December 31,
	2007	2008	2009

Cash flows from financing activities:
Repayment of note payable to affiliate	$(2,600)	$(7,000)	$(750)
Cash dividends paid	(24,295)	(24,299)	(24,305)
Proceeds from issuance of stock:
NL common stock	-	6	84
CompX common stock	1,395	-	-
Tax benefit from exercise of stock options	73	-	-
Distributions to noncontrolling interests	(1,918)	(804)	(806)
Deferred financing costs paid	-	(56)	(133)

Net cash used in financing activities	(27,345)	(32,153)	(25,910)

Net increase (decrease)	$(12,625)	$(24,308)	$7,867

Cash and cash equivalents - net change from:

Operating, investing and financing activities	$(12,625)	$(24,308)	$7,867
Currency translation	995	(354)	238
Cash and cash equivalents at beginning of year	52,742	41,112	16,450

Cash and cash equivalents at end of year	$41,112	$16,450	$24,555

Supplemental disclosures:
Cash paid for:
Interest	$109	$2,278	$1,246
Income taxes, net	19,680	19,398	2,548

Non-cash investing and financing activities:
Note payable to affiliate issued for repurchase of CompX common stock	$52,580	$-	$-
Receipt of TIMET shares from Valhi	11,410	-	-
Accrual for capital expenditures	665	511	666
Note receivable from litigation settlement	-	15,000	-

NL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1 -                           Organization and basis of presentation:

Nature of our business – NL Industries, Inc. (NYSE: NL) is primarily a holding company.  We operate in the component products industry through our majority-owned subsidiary, CompX International Inc. (NYSE: CIX).  We operate in the chemicals industry through our noncontrolling interest in Kronos Worldwide, Inc. (NYSE: KRO).

Organization – We are majority-owned by Valhi, Inc. (NYSE: VHI), which owns approximately 83% of our outstanding common stock at December 31, 2009.  Valhi is majority-owned by subsidiaries of Contran Corporation.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons (for which Mr. Simmons is the sole trustee), or is held by Mr. Simmons or other persons or companies related to Mr. Simmons.  Consequently, Mr. Simmons may be deemed to control Contran, Valhi and us.

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

Principles of consolidation - Our consolidated financial statements include the financial position, results of operations and cash flows of NL and our wholly-owned and majority-owned subsidiaries, including CompX.  We account for the 13% of CompX stock we do not own as a noncontrolling interest.  We eliminate all material intercompany accounts and balances.

Beginning January 1, 2009 we adopted the new provisions of Accounting Standards Codification (“ASC”) Topic 810 Consolidation, which establishes an equity transaction framework of accounting for noncontrolling interest.  Under the framework, which applies to transactions on a prospective basis, changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transaction unless there is a change in control.  Prior to the adoption of the new provisions, we accounted for increases in ownership interests of our consolidated subsidiaries, either through our purchase of additional shares of their common stock or through their purchase of their own shares of common stock, by the purchase method (step acquisition).  Unless otherwise noted, such purchase accounting generally resulted in an adjustment to the carrying amount of goodwill for our consolidated subsidiaries.  We accounted for decreases in our ownership interest of our consolidated subsidiaries through cash sales of their common stock to third parties (either by us or by our subsidiary) by recognizing a gain or loss in net income equal to the difference between the proceeds from such sale and the carrying value of the shares sold.  See Note 21.

Currency translation - The financial statements of our non-U.S. subsidiaries are translated to U.S. dollars.  The functional currency of our non-U.S. subsidiaries is generally the local currency of their country.  Accordingly, we translate the assets and liabilities at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and noncontrolling interest.  We recognize currency transaction gains and losses in income.

Derivatives and hedging activities – We recognize derivatives as either an asset or liability measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging.  We recognize the effect of changes in the fair value of derivatives either in net income or other comprehensive income, depending on the intended use of the derivative.  See Note 20.

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

Marketable securities and securities transactions – We carry marketable debt and equity securities at fair value.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and beginning January 1, 2008 (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value.  The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

We accumulate unrealized gains and losses on available-for-sale securities as part of accumulated other comprehensive income, net of related deferred income taxes and noncontrolling interest.  We calculate realized gains and losses by the specific identification of securities sold.

Accounts receivable - We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

Inventories and cost of goods sold - We state inventories at the lower of cost or market, net of allowance for obsolete and slow-moving inventories.  We generally base inventory costs for all inventory categories on an average cost that approximates the first-in, first-out method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  We allocate fixed manufacturing overhead based on normal production capacity.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense as incurred.  As inventory is sold to third parties, we recognize the cost of goods sold in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based on assumptions about alternative uses, market conditions and other factors.

Investment in Kronos Worldwide, Inc. – We account for our 36% non-controlling interest in Kronos by the equity method.  See Note 7.

Goodwill and other intangible assets; amortization expense - Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations.  Goodwill is not subject to periodic amortization.  We amortize other intangible assets, consisting principally of certain acquired patents and tradenames, using the straight-line method over their estimated lives and state them net of accumulated amortization.  We evaluate goodwill for impairment annually, or when circumstances indicate the carrying value may not be recoverable.  We evaluate other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  See Notes 8 and 9.

Property and equipment; depreciation expense - We state property and equipment, including purchased computer software for internal use, at cost.  We compute depreciation of property and equipment for financial reporting purposes principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 20 years for equipment and software.  We use accelerated depreciation methods for income tax purposes, as permitted.  Depreciation expense was $10.4 million in 2007, $8.6 million in 2008, and $7.7 million in 2009.  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.  Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized.

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable.  We consider all relevant factors.  We perform impairment tests by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s net carrying value to determine whether impairment exists.

Employee benefit plans - Accounting and funding policies for our retirement and post retirement benefits other than pensions (“OPEB”) plans are described in Note 16.

Income taxes - We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”).  We and certain of our qualifying subsidiaries also file consolidated unitary state income tax returns with Contran in qualifying U.S. jurisdictions.  As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group.  See Note 19.  We are party to a tax sharing agreement with Valhi and Contran pursuant to which we generally compute our provision for income taxes on a separate-company basis, and make payments to or receive payments from Valhi in amounts that we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group.  Refunds are limited to amounts previously paid under the Contran Tax Agreement unless the individual company was entitled to a refund from the U.S. Internal Revenue Service on a separate company basis.  The separate company provisions and payments are computed using the tax elections made by Contran.  We made net cash payments to Valhi for income taxes of $14.2 million in 2007, $15.4 million in 2008 and $.8 million in 2009.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of non-U.S. subsidiaries which are not permanently reinvested.  In addition, we recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid recognition of such deferred income taxes is not available to us.  The earnings of our non-U.S. subsidiaries subject to permanent reinvestment plans aggregated $5.7 million at December 31, 2009 (2008 - $5.6 million).  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of non-U.S. subsidiaries repatriated to the U.S.  We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria.

We record a reserve for uncertain tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 21.

Environmental remediation costs – We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust these accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to present value.  We recognize any recoveries of remediation costs from other parties when we deem their receipt probable.  At December 31, 2008 and 2009, we had not recognized any receivables for recoveries.  See Note 19.

Net sales – We record sales when products are shipped and title and other risks and rewards of ownership have passed to the customer.  We include amounts charged to customers for shipping and handling costs, which are not material, in net sales.  We state sales net of price, early payment and distributor discounts and volume rebates.  We report taxes assessed by a governmental authority such as sales, use, value added and excise taxes on a net basis (i.e., we do not recognize these taxes in either our revenues or in our costs and expenses).

Selling, general and administrative expenses; advertising costs; research and development costs - Selling, general and administrative expenses include costs related to marketing, sales, distribution, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.  Advertising costs are expensed as incurred and were approximately $1 million in each of 2007 and 2008 and $500,000 in 2009.  Research, development and certain sales technical support costs related to continuing operations are expensed as incurred and approximated $200,000 in each of 2007 and 2008 and $1.4 million in 2009.

Corporate expenses - Corporate expenses include environmental, legal and other costs attributable to formerly-owned business units.

Earnings per share - Basic earnings per share of common stock is based upon the weighted average number of our common shares actually outstanding during each period.  Diluted earnings per share of common stock includes the impact of our outstanding dilutive stock options.  The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive was immaterial in each of 2007, 2008 and 2009.

Note 2 -                      Business combinations and related transactions:

In October 2007, CompX repurchased or cancelled a net 2.7 million shares of its Class A common stock held by TIMET, including the Class A shares held indirectly by TIMET through its ownership interest in CompX Group, Inc.  The repurchase was approved by the independent members of CompX’s board of directors.  CompX purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a promissory note.  See Note 17.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase from TIMET was approved.  As a result of the repurchase or cancellation of CompX’s Class A shares from TIMET, TIMET no longer has any direct or indirect ownership in CompX or in CompX Group.  CompX’s outstanding Class A shares were reduced by 2.7 million and, as a result, our ownership interest in CompX increased to approximately 86%.  During 2008, CompX purchased approximately 126,000 shares of its Class A shares, which has subsequently increased NL’s ownership to approximately 87%.   We accounted for our increase in ownership of CompX by the purchase method (step acquisition).  CompX did not repurchase any of its shares in 2009.

Note 3 - Geographic information:

We operate in the component products industry through our majority ownership of CompX.  CompX manufactures and sells security products, precision ball bearing slides, and ergonomic computer support systems used in the office furniture, transportation, postal, tool storage, appliance and a variety of other industries.  CompX is also a leading manufacturer of stainless steel exhaust systems, gauges, and throttle controls for the performance marine industry.  CompX has production facilities in North America and Asia.

For geographic information, we attribute net sales to the place of manufacture (point of origin) and the location of the customer (point of destination); we attribute property and equipment to their physical location.  At December 31, 2008 and 2009 the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $28.5 million and $27.9 million, respectively.

	Years ended December 31,
	2007	2008	2009
	(In millions)

Net sales - point of origin:
United States	$118.5	$115.5	$84.8
Canada	52.7	46.5	29.0
Taiwan	11.7	8.3	5.8
Eliminations	(5.2)	(4.8)	(3.5)

Total	$177.7	$165.5	$116.1

Net sales - point of destination:
United States	$147.8	$134.2	$96.0
Canada	19.3	16.9	10.4
Other	10.6	14.4	9.7

Total	$177.7	$165.5	$116.1

	December 31,
	2008	2009
	(In millions)
Identifiable assets -
Net property and equipment:
United States	$52.2	$47.8
Canada	9.0	9.2
Taiwan	7.1	7.4

Total	$68.3	$64.4

Note 4 -                           Marketable securities:

	December 31,
	2008	2009
	(In thousands)

Current assets (available-for-sale):
Restricted debt securities	$5,372	$5,225
Other marketable securities	162	-

Total	$5,534	$5,225

Noncurrent assets (available-for-sale):
Valhi common stock	$51,234	$66,930
TIMET common stock	12,766	18,143

Total	$64,000	$85,073

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Siginficant Other Observable Inputs (Level 2)
	(in thousands)
December 31, 2008:
Current assets (available-for-sale):
Restricted debt securities	$5,372	$-	$5,372
Other marketable securities	162	-	162

Total	$5,534	$-	$5,534

Noncurrent assets (available-for-sale):
Valhi common stock	$51,234	$51,234	$-
TIMET common stock	12,766	12,766	-

Total	$64,000	$64,000	$-

December 31, 2009:
Current assets (available-for-sale):
Restricted debt securities	$5,225	$-	$5,225

Noncurrent assets (available-for-sale):
Valhi common stock	$66,930	$66,930	$-
TIMET common stock	18,143	18,143	-

Total	$85,073	$85,073	$-

We held no level 3 securities at December 31, 2008 and 2009.  Restricted debt securities at December 31, 2008 and 2009 collateralize certain of our outstanding letters of credit.

The aggregate cost of the restricted debt securities and other available-for-sale marketable securities approximates their net carrying value at December 31, 2008 and 2009.  The fair value of these securities is generally determined using Level 2 inputs because although these securities are traded, in many cases the market is not active and the year end valuation is based on the last trade of the year which may be several days prior to December 31.

At December 31, 2008 and 2009, we owned approximately 4.8 million shares of Valhi common stock.  We account for our shares of Valhi common stock as available-for-sale marketable equity securities carried at fair value based on quoted market prices, a Level 1 input.  The quoted market price per share of Valhi common stock was $10.70 and $13.97 at December 31, 2008 and 2009, respectively, with an aggregate market value of $51.2 million and $66.9 million, respectively.  The aggregate cost basis of our investment in Valhi common stock was $24.3 million at both December 31, 2008 and 2009.

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

At December 31, 2008 and 2009, we owned approximately 1.4 million shares of TIMET common stock.  The quoted market price per share of TIMET common stock was $8.81 and $12.52 at December 31, 2008 and 2009, respectively, or an aggregate market value of $12.8 million and $18.1 million, respectively.  The aggregate cost basis of our shares of TIMET common stock was $7.4 million at December 31, 2008 and 2009.

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

Note 5 -                           Accounts and other receivables, net:
	December 31,
	2008	2009
	(In thousands)

Trade receivables	$17,598	$12,204
Accrued insurance recoveries	7,219	465
Other receivables	1,069	133
Refundable income taxes	338	1,844
Allowance for doubtful accounts	(711)	(481)

Total	$25,513	$14,165

Accrued insurance recoveries are discussed in Note 19.

 Note 6 -                           Inventories, net:

	December 31,
	2008	2009
	(In thousands)

Raw materials	$7,552	$4,830
In process products	8,225	6,151
Finished products	6,884	5,285

Total	$22,661	$16,266

Note 7 -                           Investment in and advances to Kronos Worldwide, Inc.:

At December 31, 2009, we owned approximately 17.6 million shares of Kronos common stock and the quoted market price was $16.25 per share, or an aggregate market value of $286.2 million.  At December 31, 2008, we owned approximately 17.5 million Kronos shares and the quoted market price per share was $11.65, or an aggregate market value of $205.0 million.  During 2009 we purchased approximately 14,000 shares of Kronos common stock in market transactions for an aggregate $139,000.  As part of our appeal of certain litigation discussed in Note 19, we have pledged 2.5 million of our shares of Kronos stock (and a nominal number of shares of our CompX common stock).

The composition of our investment in and advances to Kronos at December 31, 2008 and 2009 are summarized below.  Our loan to Kronos is discussed in Note 17.

	December 31,
	2008	2009
	(In millions)

Investment in Kronos	$114.5	$112.8
Loan to Kronos	19.2	-

Total assets	$133.7	$112.8

The change in the carrying value of our investment in Kronos during the past three years is summarized below:

	Year ended December 31,
	2007	2008	2009
	(In millions)

Balance at the beginning of the period	$160.5	$147.1	$114.5
Equity in earnings (losses) of Kronos	(23.9)	3.2	(12.5)
Dividends received from Kronos	(17.5)	(17.5)	-
Purchases of Kronos stock	-	.8	.1
Equity in Kronos’ changes in accounting	(2.1)	-	-
Other, principally equity in Kronos’ other comprehensive income	30.1	(19.1)	10.7

Balance at the end of the period	$147.1	$114.5	$112.8

Selected financial information of Kronos is summarized below:

	December 31,
	2008	2009
	(In millions)

Current assets	$589.5	$529.9
Property and equipment, net	485.5	499.7
Investment in TiO2 joint venture	105.6	98.7
Other noncurrent assets	178.1	196.7

Total assets	$1,358.7	$1,325.0

Current liabilities	$204.4	$215.4
Long-term debt	618.5	611.1
Note payable to NL	19.2	-
Accrued pension and post retirement benefits	134.2	131.7
Other noncurrent liabilities	64.5	54.3
Stockholders’ equity	317.9	312.5

Total liabilities and stockholders’ equity	$1,358.7	$1,325.0

	Year ended December 31,
	2007	2008	2009
	(In millions)

Net sales	$1,310.3	$1,316.9	$1,142.0
Cost of sales	1,058.9	1,096.3	1,011.7
Income (loss) from operations	84.9	47.2	(15.7)
Net income (loss)	(66.7)	9.0	(34.7)

Note 8 – Goodwill:

Substantially all of our goodwill is related to our component products operations and was generated from CompX's acquisitions of certain business units and the step acquisition of CompX discussed in Note 2, as such goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810 on January 1, 2009.  See Note 21.  Our remaining goodwill resulted from our acquisition of EWI RE, Inc., an insurance broker subsidiary, and totaled approximately $6.4 million.

We have assigned goodwill related to the component products operations to three reporting units (as that term is defined in ASC Topic 350-20-20 Goodwill): one consisting of CompX's security products operations, one consisting of CompX’s furniture components operations and one consisting of CompX’s marine component operations.  We test for goodwill impairment at the reporting unit level.  In accordance with the requirements of ASC Topic 350-20-20, we test for goodwill impairment at each of our three component products reporting units as well as the goodwill associated with the EWI reporting unit during the third quarter of each year or when circumstances arise that indicate impairment might be present.  In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows.  Such discounted cash flows are a Level 3 input as defined by ASC 820-10-35 (although this guidance was not in effect with respect to estimating the fair value of a reporting unit until January 1, 2009).  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.  Our 2007 and 2009 annual impairment reviews of goodwill indicated no impairments.  The only goodwill impairment we have recorded since we began testing goodwill on an annual basis is the 2008 impairment noted below.

During the third quarter of 2008, we recorded a goodwill impairment charge of $10.1 million for CompX’s marine components reporting unit, which represented all of the goodwill we had previously recognized for this reporting unit (including a nominal amount of goodwill inherent in our investment in CompX.)  We used a discounted cash flow methodology in determining the estimated fair value of CompX’s marine components reporting unit.  The factors that led us to conclude goodwill associated with the marine components reporting unit was fully impaired included the continued decline in consumer spending in the marine market as well as the overall negative economic outlook, both of which resulted in near-term and longer-term reduced revenue, profit and cash flow forecasts for the marine components unit.  While we continue to believe in the long-term potential of the marine components reporting unit, due to the extraordinary economic downturn in the marine industry we are not currently able to foresee when the industry and our business will recover.  In response to the present economic conditions, we have taken steps to reduce operating costs without inhibiting our ability to take advantage of opportunities to expand our market share.

During 2009 due to the continued unfavorable economic trends associated with CompX’s furniture components reporting unit including, among other things, sales and operating income falling materially below our projections, we re-evaluated goodwill associated with this reporting unit at the first and second interim periods of 2009, along with the annual testing date in the third quarter.  At each interim and annual testing date, we concluded that no impairments were present.  At December 31, 2009 CompX’s furniture components reporting unit had approximately $7.2 million of goodwill.

Changes in the carrying amount of goodwill related to our three components products reporting units (which exclude the $6.4 million of goodwill related to our EWI reporting unit) during the past three years are presented in the table below.

Component products operations (In millions)

Balance at December 31, 2006	$26.6

Goodwill acquired during the year	21.7

Balance at December 31, 2007	48.3

Goodwill impairment during the year	(10.1)
Changes in currency exchange rates	(.4)

Balance at December 31, 2008	37.8

Changes in currency exchange rates	.1

Balance at December 31, 2009	$37.9

Note 9 -                      Intangible and other noncurrent assets:

	December 31,
	2008	2009
	(In thousands)

Promissory note receivable	$15,000	$15,000
Patents and other intangible assets, net	1,991	1,408
Other	841	618

Total	$17,832	$17,026

Patents and other intangible assets, all of which relate to CompX, are stated net of accumulated amortization of $3.7 million at December 31, 2008 and $4.2 million at December 31, 2009.

Aggregate amortization expense of all intangible assets, including certain intangible assets which were fully amortized prior to 2008, was $1,216,000 in 2007, $716,000 in 2008 and $549,000 in 2009 and is expected to be approximately $600,000 in 2010, $400,000 in 2011, $300,000 in 2012, $100,000 in 2013 and $29,000 in 2014.

The promissory note receivable bears interest at LIBOR plus 2.75%, with interest payable monthly.  All principal is due no later than October 2011.  The promissory note is collateralized by a real estate developer’s ground lease on certain real property we owned that was taken in condemnation proceeding, and all improvements to the property performed by the developer.  Both the promissory note and our lien on the property are subordinated to certain senior indebtedness of the developer.  In the event that the developer has not repaid the promissory note at its stated maturity, we have the right to demand repayment of up to $15.0 million due under the promissory note from one of the developer’s equity partners, and such right is not subordinated to the developer’s senior indebtedness.  See Note 19.

Note 10 -Accrued liabilities:

	December 31,
	2008	2009
	(In thousands)

Employee benefits	$8,158	$7,561
Professional fees and settlements	3,624	6,747
Reserve for uncertain tax positions	212	59
Other	12,481	11,599

Total	$24,475	$25,966

Note 11 -                           Other noncurrent liabilities:

	December 31,
	2008	2009
	(In thousands)

Insurance claims and expenses	$1,197	$659
Reserve for uncertain tax positions	19,121	16,936
Other	1,505	1,517

Total	$21,823	$19,112

Our reserve for uncertain tax positions is discussed in Note 21.

Note 12 – Credit facility:

At December 31, 2009, CompX had a $37.5 million revolving credit facility that matures in January 2012.  Until the end of March 2011, any outstanding borrowings are limited to the sum of 80% of CompX’s consolidated net accounts receivable, 50% of CompX’s consolidated raw material inventory, 50% of CompX’s consolidated finished goods inventory and 100% of CompX’s consolidated unrestricted cash and cash equivalents.  Any amounts outstanding under the credit facility bear interest, at our option, at the prime rate plus a margin or at LIBOR plus a margin.  The credit facility is collateralized by 65% of the ownership interests in CompX’s first-tier non-U.S. subsidiaries.  The facility, as amended, contains certain covenants and restrictions customary in lending transactions of this type, which among other things restricts CompX’s ability to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer substantially all assets to, another entity.  The facility also required maintenance of specified levels of net worth (as defined).  In the event of a change of control, as defined, the lenders would have the right to accelerate the maturity of the facility.  One of the financial performance covenants requires CompX’s earnings before interest and taxes for the trailing four quarters (not including quarters prior to 2009) to be 2.5 times cash interest expense.  As a result of CompX’s loss before interest and taxes at December 31, 2009, it could not have had any borrowings outstanding under the Credit Agreement without violating the covenant as any cash interest incurred would have exceeded the required 2.5 to 1 ratio. At December 31, 2008 and 2009, no amounts were outstanding under the facility.  We believe that CompX will be able to comply with the current covenant through the maturity of the facility in January 2012; however if future operating results differ materially from our predictions CompX may be unable to maintain compliance.

The credit facility permits CompX to pay dividends and/or repurchase common stock in an amount equal to the sum of (i) a dividend of $.125 per share in any calendar quarter, not to exceed $8.0 million in any calendar year, plus (ii) $20.0 million plus 50% of aggregate net income over the term of the credit facility.  In addition to the permitted $.125 per share amount to repurchase its common stock and/or to pay dividends, at December 31, 2009, $19.4 million was available for dividends and/or repurchases of our common stock under the terms of the facility.

Note 13 - Stockholders' equity:

Shares of common stock issued and outstanding
(In thousands)

Balance at December 31, 2006	48,586

Common stock issued	6

Balance at December 31, 2007	48,592

Common stock issued	7

Balance at December 31, 2008	48,599

Common stock issued	13

Balance at December 31, 2009	48,612

Stock options - The NL Industries, Inc. 1998 Long-Term Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights (“SARs”) and other incentive compensation to our officers and other key employees and non-employee directors, including individuals who are employed by Kronos.  In addition, certain stock options granted pursuant to another plan remain outstanding at December 31, 2009, but we may not grant any additional options under that plan.

We may issue up to five million shares of our common stock pursuant to the 1998 plan, and at December 31, 2009 4.1 million shares were available for future grants.  The 1998 plan currently provides for the grant of options due to its extension for an additional five years and for options which are not qualified as incentive stock options.  Generally, stock options and SARs (collectively, “options”) are granted at a price equal to or greater than 100% of the market price at the date of grant, vest over a five-year period and expire ten years from the date of grant.  Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires.  No SARs have been granted under the 1998 plan.

Changes in outstanding options granted under all plans are summarized in the table below.  We did not grant any options during 2007, 2008 or 2009.

	Shares	Exercise price per share	Amount payable upon exercise	Weighted- average exercise price
	(In thousands, except per share amounts)

Outstanding at December 31, 2006	106	$2.66 - $ 11.49	$1,027	$9.71

Cancelled	(9)	5.19 - 11.49	(67)	7.51

Outstanding at December 31, 2007	97	2.66 - 11.49	960	9.91

Exercised	(1)	5.63	(3)	5.63
Cancelled	(1)	11.49	(14)	11.49

Outstanding at December 31, 2008	95	2.66 - 11.49	943	9.92

Exercised	(7)	2.66 - 11.49	(42)	6.11
Cancelled	(7)	2.66 - 11.49	(76)	10.40

Outstanding at December 31, 2009	81	$5.63 - $ 11.49	$825	$10.20

At December 31, 2009 all of the outstanding options were exercisable.  At December 31, 2009, the aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) for the outstanding options for which the exercise price was less than the market price of our common stock of $6.94 per share was approximately $23,000.  Outstanding options at December 31, 2009 expire at various dates through 2011.  Shares issued under the 1998 plan are generally newly-issued shares, however prior to 2005 we issued shares from our treasury shares.

The intrinsic value of options exercised aggregated nil in 2007, $5,000 in 2008 and $43,000 in 2009 and the related income tax benefit from such exercises was approximately nil in 2007, $2,000 in 2008 and $15,000 in 2009.

Stock option plan of subsidiaries and affiliates - CompX maintains a stock option plan that provides for the grant of options to purchase its common stock.  At December 31, 2009, options to purchase 81,000 CompX shares were outstanding with exercise prices ranging from $12.15 to $19.25 per share, or an aggregate amount payable upon exercise of $1.4 million.  Through December 31, 2009, Kronos has not granted any options to purchase its common stock.

Note 14 – Facility consolidation and assets held for sale:

Prior to 2007, CompX had three facilities in northern Illinois, two security products facilities (located in Lake Bluff, Illinois and River Grove, Illinois) and one marine components facility (located in Grayslake, Illinois).  In order to create opportunities to reduce operating costs and improve operating efficiencies, CompX determined that it would be more effective to consolidate these three operations into one location.  In 2006, CompX acquired land adjacent to the marine components facility for approximately $1.8 million in order to expand the facility, and during 2007 CompX incurred approximately $9.6 million of capital expenditures in connection with the expansion.

In addition to the capital expenditures, during 2007, CompX incurred approximately $2.7 million in expenses relating to the facility consolidation including physical move costs, equipment installation, redundant labor and recruiting fees and write-downs for fixed assets no longer in use, all of which are included in facility consolidation expense in the accompanying Consolidated Statement of Operations.  The majority of these costs were incurred during the fourth quarter of 2007.

The fixed asset write-downs amounted to $765,000 of which $600,000 related to the classification of the River Grove facility as an “asset held for sale” in November 2007 as it was no longer being utilized and met all of the criteria under GAAP to be classified as an “asset held for sale.”  In classifying the facility and related assets (primarily land, building, and building improvements) as held for sale, CompX concluded that the carrying amount of the assets exceeded the estimated fair value less costs to sell such assets.  In determining the estimated fair value of such assets, CompX considered recent sales prices for other property near the facility (Level 2 inputs).  Accordingly, we recognized $600,000 to write-down the assets to their estimated net realizable value of approximately $3.1 million at December 31, 2007.

Our assets held for sale at December 31, 2009, consist of the River Grove facility discussed above and a facility in Neenah, Wisconsin.  These two properties (primarily land, buildings and building improvements) were formerly used in CompX’s operations.  Discussions with potential buyers of both properties had been active through the first quarter of 2009.  Subsequently during the second quarter of 2009, and as weak economic conditions continued longer than expected, CompX concluded that it was unlikely it would sell these properties at or above their previous carrying values in the near term and therefore an adjustment to their carrying values was appropriate.  In determining the estimated fair values of the properties, we considered recent sales prices for other properties near the facilities (Level 2 inputs).  Accordingly, during the second quarter of 2009, we recorded a write-down of approximately $717,000 to reduce the carrying value of these assets to their aggregate estimated fair value less cost to sell of $2.8 million.  Both properties are being actively marketed.  However, due to the current state of the commercial real estate market, we cannot be certain of the timing of the disposition of the assets.

 Note 15 - Income taxes:

	Years ended December 31,
	2007	2008	2009
	(In millions)
Pre-tax income (loss):
U.S.	$(14.9)	$53.0	$(20.4)
Non-U.S.	7.5	(5.3)	(2.0)

Total	$(7.4)	$47.7	$(22.4)

Expected tax (benefit) expense, at U.S. federal statutory income tax rate of 35%	$(2.6)	$16.7	$(7.8)
Non-U.S. tax rates	(.2)	(.3)	.1
Incremental U.S. tax and rate differences on equity in earnings	(5.0)	(3.4)	(1.2)
Nondeductible expenses	.5	.3	.3
U.S. state income taxes, net	.5	.9	(.6)
Goodwill impairment	-	3.5	-
Tax contingency reserve adjustment, net	(1.3)	(2.1)	(.6)
Other, net	(.2)	(.7)	(.5)

Provision for income taxes (benefit)	$(8.3)	$14.9	$(10.3)

	Years ended December 31,
	2007	2008	2009
	(In millions)
Components of income tax expense (benefit):
Currently payable (refundable):
U.S. federal and state	$.1	$18.6	$(2.7)
Non-U.S.	3.6	3.7	(.7)

	3.7	22.3	(3.4)
Deferred income taxes (benefit):
U.S. federal and state	(12.0)	(7.1)	(6.8)
Non-U.S.	-	(.3)	(.1)

	(12.0)	(7.4)	(6.9)

Total	$(8.3)	$14.9	$(10.3)

	Years ended December 31,
	2007	2008	2009
	(In millions)
Comprehensive provision for income taxes (benefit) allocable to:
Income (loss) from operations	$(8.3)	$14.9	$(10.3)
Other comprehensive income (loss):
Marketable securities	(5.6)	(17.8)	7.4
Pension liabilities	6.8	(12.6)	1.0
OPEB Plans	.4	.3	(.2)
Currency translation	6.0	(7.0)	3.8

Total	$(.7)	$(22.2)	$1.7

The components of the net deferred tax liability at December 31, 2008 and 2009 are summarized in the following table.  We have not recognized any deferred income tax asset valuation allowance during the past three years.

	December 31,
	2008		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Tax effect of temporary differences related to:
Inventories	$.9	$-	$.8	$-
Marketable securities	-	(2.4)	-	(9.9)
Property and equipment	-	(5.5)	-	(5.5)
Accrued OPEB costs	3.5	-	3.3	-
Accrued pension cost	4.2	-	4.4	-
Accrued environmental liabilities	17.7	-	16.3	-
Other accrued liabilities and deductible differences	2.6	-	2.2	-
Other taxable differences	-	(11.3)	-	(11.2)
Investments in subsidiaries and affiliates	-	(53.3)	-	(51.5)
Tax loss and tax credit carryforwards	.2	-	.3	-
Adjusted gross deferred tax assets (liabilities)	29.1	(72.5)	27.3	(78.1)
Netting of items by tax jurisdiction	(23.3)	23.3	(22.3)	22.3
	5.8	(49.2)	5.0	(55.8)
Less net current deferred tax asset	5.8	-	5.0	-

Net noncurrent deferred tax liability	$-	$(49.2)	$-	$(55.8)

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

Tax authorities are continuing to examine certain of our U.S. and non U.S. tax returns, including those of Kronos, and tax authorities have or may propose tax deficiencies, including penalties and interest.  We cannot guarantee that these tax matters will be resolved in our favor due to the inherent uncertainties involved in settlement initiatives and court and tax proceedings.  We believe that we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

In March 2010, Kronos received a reevised notice of proposed adjustment from the Canadian tax authorities related to the years 2002 through 2004.  Kronos objects to the proposed assessment and intends to formally respond to the Canadian tax authorities in the second quarter of 2010.  If the full amount of the proposed adjustment were ultimately to be assessed against Kronos the impact to our consolidated financial statements would be approximately $.9 million.  Because of the inherent uncertainties involved in the settlement of the potential exposure, if any, the final outcome is also uncertain.  We believe that we have provided adequate reserves.

As a consequence of a European Court ruling that resulted in a favorable resolution of certain income tax issues in Germany, during the first quarter of 2010 the German tax authorities agreed to an increase in Kronos’ German net operating loss carryforward.  Accordingly, Kronos expects to report a non-cash income tax benefit of approximately $35.2 million in the first quarter of 2010.

The goodwill impairment charge of $10.1 million recorded in the third quarter of 2008 (see Note 8) is non-deductible goodwill for income tax purposes.  Accordingly, there is no income tax benefit associated with the goodwill for financial reporting purposes.

Note 16 - Employee benefit plans:

Defined contribution plans - We maintain various defined contribution pension plans worldwide.  Company contributions are based on matching or other formulas.  Defined contribution plan expense approximated $2.5 million in 2007, $2.1 million in 2008 and $1.5 million in 2009.

Accounting for defined benefit pension and postretirement benefits other than pension (“OPEB”) plans - We recognize all changes in the funded status of these plans through comprehensive income, net of income taxes.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.   Prior to December 31, 2007 we used September 30 as a measurement date for certain of our pension plans. In accordance with asset and liability recognition provisions of ASC Topic 715 Compensation – Retirement Benefits, effective December 31, 2007 we transitioned all of our plans which had previously used a September 30 measurement date to a December 31 measurement date using a 15 month net periodic benefit cost.  Accordingly one-fifth of the net periodic benefit cost for the period from October 1, 2006 through December 31, 2007, net of income taxes, has been allocated as a direct adjustment to retained earnings to reflect this change and four-fifths of the cost was allocated to expense in 2007.  In addition, we are providing the expanded disclosures regarding our defined benefit pension plan assets as of December 31, 2009, as required by the provisions of ASC Topic 715.

Defined benefit plans – We maintain a defined benefit pension plan in the U.S.  We also maintain a plan in the United Kingdom related to a former disposed business unit in the U.K.  All of our defined benefit plans use a December 31 measurement date.  The benefits under our defined benefit plans are based upon years of service and employee compensation.  Prior to 2007, the plans were closed to new participants and no additional benefits accrue to existing plan participants.  Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent non U.S.) regulations plus additional amounts as we deem appropriate.

We currently expect to contribute approximately $600,000 to all of our defined benefit pension plans during 2010.  Benefit payments to plan participants out of plan assets are expected to be the equivalent of (in millions):

2010	$ 3.2
2011	3.2
2012	3.2
2013	3.3
2014	3.4
Next 5 years	17.5

The funded status of our defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2008	2009
	(In thousands)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$50,922	$47,964
Interest cost	2,931	2,722
Participant contributions	10	7
Plan amendment	27	-
Actuarial losses, net	125	2,795
Change in currency exchange rates	(2,535)	913
Benefits paid	(3,516)	(3,342)

Benefit obligation at end of the year	47,964	51,059

Change in plan assets:
Fair value at beginning of the year	66,706	36,022
Actual return on plan assets	(25,593)	4,836
Employer contributions	560	453
Participant contributions	10	7
Change in currency exchange rates	(2,145)	675
Benefits paid	(3,516)	(3,342)

Fair value of plan assets at end of year	36,022	38,651

Funded status	$(11,942)	$(12,408)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(174)	$(175)
Noncurrent	(11,768)	(12,233)

	$(11,942)	$(12,408)
Accumulated other comprehensive income -
actuarial losses (gains), net	$26,393	$26,372

Accumulated benefit obligation (“ABO”)	$47,964	$51,059

The amounts shown in the table above for unrecognized actuarial gains and losses at December 31, 2008 and 2009 have not been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  These amounts, net of deferred income taxes, are recognized in our accumulated other comprehensive income (loss) at December 31, 2008 and 2009.  We expect that $1.2 million of the unrecognized actuarial losses will be recognized as a component of our periodic defined benefit pension cost in 2010.  The table below details the changes in other comprehensive income during 2007, 2008 and 2009.

	Years ended December 31,
	2007	2008	2009
	(In thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain (loss) arising during the year	$1,735	$(31,640)	$(1,286)
Amortization of unrecognized net actuarial loss	295	144	1,307
Change in measurement date	76	-	-

Total	$2,106	$(31,496)	$21

The components of our net periodic defined benefit pension cost are presented in the table below.  The amount shown below for the amortization of unrecognized actuarial losses in 2007, 2008 and 2009, net of deferred income taxes, was recognized as a component of our accumulated other comprehensive income at December 31, 2006, 2007 and 2008, respectively.

	Years ended December 31,
	2007	2008	2009
	(In thousands)

Net periodic pension cost (income):
Interest cost on PBO	$2,925	$2,931	$2,722
Expected return on plan assets	(5,800)	(6,209)	(3,300)
Plan amendment	-	27	-
Amortization of unrecognized net actuarial losses	295	144	1,307

Total	$(2,580)	$(3,107)	$729

Certain information concerning our defined benefit pension plans is presented in the table below.

	December 31,
	2008	2009
	(In thousands)
PBO at end of the year:
U.S. plan	$41,440	$42,534
U.K. plan	6,524	8,525

Total	$47,964	$51,059

Fair value of plan assets at end of the year:
U.S. plan	$30,623	$31,683
U.K. plan	5,399	6,968

Total	$36,022	$38,651

Plans for which the accumulated benefit obligationexceeds plan assets:
PBO	$47,964	$51,059
ABO	47,964	51,059
Fair value of plan assets	36,022	38,651

The weighted-average rate assumptions used in determining the actuarial present value of our benefit obligations as of December 31, 2008 and 2009 are 6.1% and 5.7%, respectively.  Such weighted-average rates were determined using the projected benefit obligations at each date.  Since our plans are closed to new participants and no new additional benefits accrue to existing plan participants, assumptions regarding future compensation levels are not applicable.  Consequently, the accumulated benefit obligations for all of our defined benefit pension plans were equal to the projected benefit obligations at December 31, 2008 and 2009.

The weighted-average rate assumptions used in determining the net periodic pension cost for 2007, 2008 and 2009 are presented in the table below.  Such weighted-average discount rates were determined using the projected benefit obligations as of the beginning of each year and the weighted-average long-term return on plan assets was determined using the fair value of plan assets as of the beginning of each year.

	Years ended December 31,
Rate	2007	2008	2009

Discount rate	5.7%	6.0%	6.1%
Long-term return on plan assets	9.6%	9.6%	9.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

As noted above we are adopting the fair value measurement and disclosure provisions of ASC Topic 715 Compensation – Retirement Benefits beginning with our December 31, 2009 plan asset values.  The standard required us to adopt these provisions on a prospective basis for the December 31, 2009 plan assets only.

At December 31, 2008 and 2009, substantially all of the assets attributable to our U.S. plans were invested in the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.  During the history of the CMRT from its inception in 1988 through December 31, 2009, the average annual rate of return of the CMRT has been 11%. For the years ended December 31, 2007, 2008 and 2009, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT's managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

 At December 31, 2009, the portion of the CMRT in which our U.S. plans are invested is represented by investments which are valued using Level 1, Level 2 and Level 3 inputs with approximately 75% valued using Level 1 inputs, 4% using Level 2 inputs and 21% using Level 3 inputs.  The CMRT is not traded on any market.  The CMRT unit value is determined semi-monthly and the plans have the ability to redeem all or any portion of their investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, the plans do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT a Level 2 input because (i) the CMRT value is established semi-monthly and the plans have the right to redeem their investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) approximately 79% of the assets of the CMRT are valued using either Level 1 or Level 2 inputs, as noted above, which have observable inputs.  The total fair value of all of the CMRT assets, including funds of Contran and its other affiliates that also invest in the CMRT, was $399 million and $407 million at December 31, 2008 and 2009, respectively.  At December 31, 2009 approximately 50% of the CMRT assets were invested in domestic equity securities with the majority of these being publically traded securities; approximately 7% were invested in publically traded international equity securities; approximately 30% were invested in publically traded fixed income securities; approximately 11% were invested in various privately managed limited partnerships and the remainder was invested in real estate and cash and cash equivalents.

At December 31, 2008 approximately 53% of the CMRT assets were invested in equity securities; approximately 43% in debt securities and the remainder was invested in real estate and cash equivalents.  The composition of our December 31, 2009 pension plan assets by fair value level were as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)

CMRT	$31.0	$-	$31.0
Other	7.7	7.7	-

Total	$38.7	$7.7	$31.0

Postretirement benefits other than pensions - In addition to providing pension benefits, we also provide certain health care and life insurance benefits for eligible retired employees.  We use a December 31 measurement date for our OPEB plans.  Prior to 2007, this plan was closed to new participants, and no additional benefits accrue to existing plan participants.  The majority of all retirees are required to contribute a portion of the cost of their benefits and certain current and future retirees are eligible for reduced health care benefits at age 65.  We have no OPEB plan assets, rather, we fund postretirement benefits as they are incurred, net of any contributions by the retiree.  At December 31, 2009, we currently expect to contribute approximately $1.2 million to all OPEB plans during 2010.  Benefit payments, net of estimated Medicare Part D subsidy of approximately $175,000 per year, expected to be paid to OPEB plan participants are summarized in the table below:

2010	$1.2 million
2011	1.1 million
2012	1.1 million
2013	1.0 million
2014	.9 million
Next 5 years	3.7 million

The funded status of our OPEB plans is presented in the table below.

	Years ended December 31,
	2008	2009
	(In thousands)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of the year	$11,242	$10,114
Interest cost	655	551
Actuarial gain	(665)	(437)
Net benefits paid	(1,118)	(767)

Obligations at end of the year	10,114	9,461

Fair value of plan assets at end of year	-	-

Funded status	$(10,114)	$(9,461)

Accrued OPEB costs recognized in the Consolidated Balance Sheets:
Current	$(1,231)	$(1,154)
Noncurrent	(8,883)	(8,307)

Total	$(10,114)	$(9,461)

Accumulated other comprehensive loss:
Unrecognized net actuarial losses	$1,288	$851
Unrecognized prior service credit	(704)	(525)

Total	$584	$326

The amounts shown in the table above for unrecognized actuarial losses and prior service credit at December 31, 2008 and 2009 have not been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  These amounts, net of deferred income taxes, are now recognized in our accumulated other comprehensive income at December 31, 2008 and 2009.  We expect to recognize approximately $179,000 of the prior service credit as a component of our periodic OPEB cost in 2010.

The table below details the changes in other comprehensive income during 2007, 2008 and 2009.
	Years ended December 31,
	2007	2008	2009
	(In thousands)
Changes in benefit obligations recognized in other comprehensive income:
Net actuarial gain arising during the year	$(836)	$(665)	$(437)
Plan amendments	(425)	-	-
Amortization of unrecognized: Prior service credit	112	179	179
Net actuarial losses	(15)	-	-

Total	$(1,164)	$(486)	$(258)

The components of our periodic OPEB cost are presented in the table below.  The amounts shown below for the amortization of unrecognized actuarial losses and prior service credit in 2008 and 2009, net of deferred income taxes, were recognized as components of our accumulated other comprehensive income at December 31, 2007, 2008 and 2009 respectively.

	Years ended December 31,
	2007	2008	2009
	(In thousands)

Net periodic OPEB cost:
Interest cost	$726	$655	$551
Amortization of prior service credit	(112)	(179)	(179)
Recognized actuarial losses	15	-	-

Total	$629	$476	$372

A summary of our key actuarial assumptions used to determine the net benefit obligation as of December 31, 2008 and 2009 follows:

	2008	2009

Health care inflation:
Initial rate	8.0%	7.5%
Ultimate rate	5.5%	5.5%
Year of ultimate rate achievement	2014	2014

Discount rate	5.8%	4.9%

The assumed health care cost trend rate has a significant effect on the amount we report for OPEB cost.  A one-percent change in assumed health care trend rates would have the following effect:

	1% Increase	1% Decrease
	(In thousands)

Effect on net OPEB cost during 2009	$ 25	$(20)
Effect at December 31, 2009 on postretirement obligation	475	(430)

The weighted average discount rate used in determining the net periodic OPEB cost for 2009 was 5.8% (the rate was 6.2% in 2008 and 5.8% in 2007).  The weighted average rate was determined using the projected benefit obligation as of the beginning of each year.

Note 17 - Related party transactions:

We may be deemed to be controlled by Harold C. Simmons.  See Note 1.  We and other entities that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held noncontrolling equity interest in another related party.  We periodically consider, review and evaluate, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Receivables from and payables to affiliates are summarized in the table below:

	December 31,
	2008	2009
	(In thousands)

Current receivables from affiliates:
Income taxes receivable from Valhi	$150	$2,880
Note receivable from Valhi	3,000	-
Valhi – trade items	-	8

Total	$3,150	$2,888

Current payables to affiliates:
Income taxes payable to Valhi	$919	$-
Note payable TIMET	1,000	-
Accrued interest payable to TIMET	528	-
Kronos – trade items	256	112
Tremont – trade items	436	471

Total	$3,139	$583

	December 31,
	2008	2009
	(In thousands)

Noncurrent payable to affiliate:
Note payable to TIMET	$42,980	$42,230
Accrued interest payable to TIMET	-	310
	42,980	42,540

Less current maturities	1,000	-

Total note payable and interest due to TIMET	$41,980	$42,540

In 2007, CompX purchased or cancelled a net 2.7 million shares of its Class A common stock from TIMET.  CompX purchased or cancelled these shares for $19.50 per share, or aggregate consideration of $52.6 million, which was paid in the form of a promissory note.  The price per share was determined based on CompX’s open market repurchases of its Class A common stock around the time the repurchase and/or cancellation from TIMET was approved.  The promissory note, as amended, bears interest at LIBOR plus 1% (1.25% at December 31, 2009) and provides for quarterly principal repayments of $250,000 commencing in March 2011, with the balance due at maturity in September 2014.  Prior to September 2009, we made required quarterly interest payments and made quarterly principal repayments of $250,000 commencing in September 2008.  We could also make principal prepayments at any time, in any amount without penalty, including $2.6 million paid in the fourth quarter of 2007 and $7.0 million paid during 2008.  The promissory note is subordinated to CompX’s U.S. revolving bank credit agreement, and no further principal or interest payments are due until March 2011.  See Note 12.  We may make additional prepayments on or after March 31, 2011, subject to meeting certain conditions specified in the revolving bank credit agreement.  At December 31, 2009, the principal amount outstanding under the promissory note was approximately $42.2 million and the amount of related accrued and unpaid interest was approximately $311,000.  Interest expense on the note payable to TIMET was approximately $.6 million, $2.2 million and $.8 million in 2007, 2008 and 2009, respectively.  The scheduled repayments of the promissory note are shown in the table below.

Years ending December 31,	Amount
(In thousands)

2010	$ -
2011	1,000
2012	1,000
2013	1,000
2014	39,230

Total	$42,230

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

In 2008 the independent members of our Board of Directors and the independent members of the Board of Directors of Kronos and Valhi approved the terms for us to lend up to $40 million to each of Kronos and Valhi through December 31, 2009.  Our loans to Kronos and Valhi under each of the revolving notes were unsecured, bore interest at the prime rate minus 1.5% and were due no later than December 31, 2009.  At December 31, 2008, we had loans of $19.2 million outstanding under the revolving note to Kronos and $3.0 million outstanding to Valhi, which amounts were repaid to us during 2009.  Loans to Kronos are included in our equity investment in Kronos.  See Note 7.  Interest earned on our notes receivable from Kronos and Valhi aggregated approximately $115,000 in 2008 and $270,000 in 2009.

Under the terms of various intercorporate services agreements ("ISAs") we enter into with Contran, employees of Contran will provide certain management, tax planning, financial and administrative services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the Contran employees to our affairs and the compensation and other expenses associated with those persons.  Because of the large number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran.  The net ISA fees charged to us by Contran, (including amounts attributable to Kronos for all periods), approved by the independent members of the applicable board of directors, aggregated approximately $14.3 million, $14.7 million, and $15.4 million in 2007, 2008 and 2009 respectively.

Tall Pines Insurance Company (“TPIC”) and EWI RE, Inc. provide for or broker certain insurance or reinsurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines is wholly-owned by a subsidiary of Valhi and EWI is a wholly-owned subsidiary of ours.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  These amounts principally included payments for insurance and reinsurance premiums paid to third parties, but also included commissions paid to Tall Pines and EWI.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2010.

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

Note 18 – Other operating income (expense):

Insurance recoveries in 2007, 2008 and 2009 relate to amounts we received from certain of our former insurance carriers, and relate principally to the recovery of prior lead pigment and asbestos litigation defense costs incurred by us.  We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.

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

The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs.  To the extent the plaintiffs seek compensatory or punitive damages in these actions, such damages are generally unspecified.  In some cases, the damages are unspecified pursuant to the requirements of applicable state law.  A number of cases are inactive or have been dismissed or withdrawn.  Most of the remaining cases are in various pre-trial stages.  Some are on appeal following dismissal or summary judgment rulings in favor of either the defendants or the plaintiffs.  In addition, various other cases (in which we are not a defendant) are pending that seek recovery for injury allegedly caused by lead pigment and lead-based paint.  Although we are not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against us in the future.

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

Certain properties and facilities used in our former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws.  Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities we or our predecessors currently or previously owned, operated or were used by us or our subsidiaries, or their predecessors, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists.  These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources.  Certain of these proceedings involve claims for substantial amounts.  Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated.  In addition, we are also a party to a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

Environmental obligations are difficult to assess and estimate for numerous reasons including the:
•	complexity and differing interpretations of governmental regulations,
•	number of PRPs and their ability or willingness to fund such allocation of costs,
•	financial capabilities of the PRPs and the allocation of costs among them,
•	solvency of other PRPs,
•	multiplicity of possible solutions,
•	number of years of investigatory, remedial and monitoring activity required and
•	number of years between former operations and notice of claims and lack of information and documents about the former operations.

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

We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our environmental accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the pay out.  We recognize recoveries of remediation costs from other parties, if any, as assets when their receipt is deemed probable.  At December 31, 2009, we have not recognized any receivables for recoveries.

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
	Years ended December 31,
	2007	2008	2009
	(In thousands)

Balance at the beginning of the year	$50,713	$50,330	$50,054
Additions charged to expense, net	4,368	6,779	3,725
Payments, net	(4,751)	(7,055)	(7,933)

Balance at the end of the year	$50,330	$50,054	$45,846

Amounts recognized in the balance sheet:
Current liability	$11,863	$9,834	$8,328
Noncurrent liability	38,467	40,220	37,518

Total	$50,330	$50,054	$45,846

On a quarterly basis, we evaluate the potential range of our liability at sites where we have been named as a PRP or defendant, including sites for which our wholly-owned environmental management subsidiary, EMS, has contractually assumed our obligations.  At December 31, 2009, we had accrued approximately $46 million, related to approximately 50 sites, which are environmental matters that we believe are at the present time and/or in their current phase reasonably estimable.  The upper end of the range of reasonably possible costs to us for sites for which we believe it is possible to estimate costs is approximately $81 million, including the amount currently accrued.  We have not discounted these estimates to present value.

We believe that it is not possible to estimate the range of costs for certain sites.  At December 31, 2009, there were approximately 5 sites for which we are not currently able to estimate a range of costs.  For these sites, generally the investigation is in the early stages, and we are unable to determine whether or not we actually had any association with the site, the nature of our responsibility, if any, for the contamination at the site and the extent of contamination at and cost to remediate the site.  The timing and availability of information on these sites is dependent on events outside of our control, such as when the party alleging liability provides information to us.  At certain of these previously inactive sites, we have received general and special notices of liability from the EPA and/or state agencies alleging that we, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations.  These notifications may assert that we, along with any other alleged PRPs, are liable for past and/or future clean-up costs that could be material to us if we are ultimately found liable.

In 2005, certain real property we owned that is subject to environmental remediation was taken from us in a condemnation proceeding by a governmental authority in New Jersey.  The condemnation proceeds, the adequacy of which we disputed, were placed into escrow with a court in New Jersey.  Because the funds were in escrow with the court and were beyond our control, we never gave recognition to such condemnation proceeds for financial reporting purposes.  In October 2008 we reached a definitive settlement agreement with such governmental authority and a real estate developer, among others, pursuant to which, among other things, we would receive certain agreed-upon amounts in satisfaction of our claim to just compensation for the taking of our property in the condemnation proceeding at three separate closings, and we would be indemnified against certain environmental liabilities related to such property, in exchange for the release of our equitable lien on specified portions of the property at each closing.  At the initial October 2008 closing, we received aggregate proceeds of $54.6 million, comprising $39.6 million in cash plus a promissory note in the amount of $15.0 million in exchange for the release of our equitable lien on a portion of the property.  In April 2009, the second closing was completed, pursuant to which we received an aggregate of $11.8 million in cash.  The agreement calls for one final closing that is scheduled to occur in October 2010 and that is subject to, among other things, our receipt of an additional payment.

For financial reporting purposes, we have accounted for the aggregate consideration received in the 2008 and 2009 closings of the reinstated settlement agreement by the full accrual method of accounting for real estate sales (since the settlement agreement arose out of a dispute concerning the adequacy of the condemnation proceeds for our former real property in New Jersey).  Under this method, we recognized a pre-tax gain of $48.8 million in the fourth quarter of 2008 and a pre-tax gain of $11.3 million in the second quarter of 2009, in both cases based on the difference between the aggregate consideration received and the carrying value of the portion of the property for which we have released our equitable lien in the closings ($5.5 million and $487,000, respectively).  Similarly, the cash consideration we received in the closings is reflected as an investing activity in our Condensed Consolidated Statement of Cash Flows.  Our carrying value of the remaining portion of this property, attributable to the portion of the property for which our equitable lien would be released in the third closing, was approximately $500,000 at December 31, 2009.

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

We have agreements with two former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs.  We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement.  While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity.  Accordingly, these insurance recoveries are recognized when the receipt is probable and the amount is determinable.

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

Other litigation

In June 2005, we received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their preferred shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS’ certificate of incorporation.  In accordance with the certificate of incorporation, we made a determination in good faith of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party.  In June 2005, we set aside funds as payment for the shares of EMS, but as of December 31, 2009 the former minority shareholders had not tendered their shares.  Therefore, the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of December 31, 2009 and remains recognized as a current liability in our Consolidated Financial Statements.  We have similarly classified the funds which have been set aside in restricted cash and cash equivalents.

In May 2007, we filed a complaint in Texas state court (Contran Corporation, et al. v. Terry S. Casey, et al., Case No. 07-04855, 192nd Judicial District Court, Dallas County, Texas) in which we alleged negligence, conversion, and breach of contract against a former service provider of ours who was also a former minority shareholder of EMS.  In February 2008, two other former minority shareholders of EMS filed counterclaims, a third-party petition and petition in intervention, seeking damages related to their former ownership in EMS.  Our original claims were removed to arbitration, and the case is now captioned Industrial Recovery Capital Holdings Co. et al. v. Harold C. Simmons et al., Case No. 08-02589, District Court, Dallas County, Texas.  The defendants are us, Contran and certain of our and EMS’s current or former officers or directors.  The plaintiffs claim that, in preparing the valuation of the former minority shareholders’ preferred shares for purchase by EMS, defendants committed breach of fiduciary duty, civil conspiracy, and breach of contract.  We and EMS filed counterclaims against the former minority shareholders relating to the formation and management of EMS.  The case was tried in July 2009, and the jury returned a verdict in favor of the plaintiffs.  The jury awarded $28.2 million in breach of contract damages and $33.7 million in breach of fiduciary duty damages.  In addition, the jury awarded an aggregate of $145 million in punitive damages associated with the finding of breach of fiduciary duty.  The plaintiffs will be required to elect breach of contract or breach of fiduciary duty damages, and the punitive damages would be awarded only if the fiduciary duty claim and the punitive damage award are upheld on appeal.  Following the jury verdict, we filed a motion to disregard the jury’s findings and for judgment notwithstanding the verdict.  In October 2009, the judge denied our motions and entered a final judgment.  In November 2009, we filed a motion for new trial and, alternatively, for reduction of the damages awarded against us.  In December 2009, the punitive damages were reduced from $145 million to $67.4 million.  In January 2010, we filed a notice of appeal with the Texas State Court of Appeals (5th District).   We do not believe that the facts and evidence support the judgment and damages awarded.  We continue to believe that the claims of the plaintiffs are without merit and are subject to certain defenses and counterclaims.  Moreover, we believe that the plaintiffs’ claims are required to be resolved by independent third-parties pursuant to the applicable governing documents, whose findings would be binding on all parties.  We intend to continue to vigorously defend the matter.  We expect that the judgment will be set aside.  At December 31, 2009, we believe that we have adequately accrued for the amount we will ultimately be required to pay to the former minority shareholders in this matter, and our accrual in this regard is included in other current accrued liabilities.  See Note 10.  Such amount could be increased or decreased as further information becomes available or circumstances change.

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

CompX

On February 10, 2009, a complaint (Doc. No. DN2650) was filed with the U.S. International Trade Commission (“ITC”) by Humanscale Corporation requesting that the ITC commence an investigation pursuant to Section 337 of the Tariff Act of 1930 to evaluate allegations concerning the unlawful importation of certain adjustable keyboard related products into the U.S. by CompX’s Canadian subsidiary.  The products are alleged to infringe certain claims under U.S. patent No. 5,292,097C1 (the “‘097 Patent”) held by Humanscale.  The complaint seeks as relief the barring of future imports of the products into the U.S. until the expiration of the related patent in March 2011.  In March 2009 the ITC agreed to undertake the investigation and set a procedural schedule with a hearing set for December 12, 2009 and a target date of June 2010 for its findings.  The hearing was completed on December 4, 2009.  On February 23, 2010, the administrative law judge overseeing the investigation issued his opinion, finding that a significant independent claim within the ‘097 Patent was determined to be “obvious” under 35 U.S.C. Section 102, which generally results in the lack of enforceability of such a claim against infringement.  The judge further found that 38 of the 40 keyboard support products in question that CompX imports into the United States from its Canadian subsidiary did not infringe on the ‘097 Patent.  The sales of the remaining two products found to be infringing are not significant.  CompX denies any infringement alleged in the investigation and plans to defend itself with respect to any claims of infringement by Humanscale through the Presidential review process of the ruling, which is expected to conclude in August 2010.

On February 13, 2009, a Complaint for patent infringement was filed in the United States District Court, Eastern District of Virginia, Alexandria Division (CV No. 3:09CV86-JRS) by Humanscale Corporation against CompX International Inc. and CompX Waterloo.  CompX answered the allegations of infringement of Humanscale’s ‘097 Patent set forth in the complaint on March 30, 2009.  CompX filed for a stay in the U.S. District Court Action pending the completion of the related case before the ITC with respect to Humanscale’s claims (as a matter of legislated right because of the ITC action) while at the same time counterclaiming patent infringement claims against Humanscale for infringement of CompX’s keyboard support arm patents (U.S. No. 5,037,054 and U.S. No. 5,257,767) by Humanscale’s models 2G, 4G and 5G support arms.  Humanscale has filed a response not opposing CompX’s motion to stay their patent infringement claims but opposing CompX’s patent infringement counterclaims against them and asking the Court to stay all claims in the matter until the ITC investigation is concluded.  CompX filed its response to their motions.  At a hearing before the court held on May 19, 2009, CompX’s motion to stay the Humanscale claim of patent infringement was granted and Humanscale’s motion to stay CompX’s counterclaims was denied.  A jury trial was completed on February 25, 2010 relating to CompX’s counter claims, with the jury finding that Humanscale infringed on CompX’s patents and awarded damages to CompX in excess of $19 million for past royalties.  The verdict is subject to appeal.  Due to the uncertain nature of the ongoing legal proceedings we have not accrued a receivable for the amount of the award.

We currently believe that the disposition of all of these various other claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or liquidity beyond the accruals already provided.

Concentrations of credit risk

Component products are sold primarily in North America to original equipment manufacturers.  The ten largest customers accounted for approximately 31% of sales in 2007, 35% in 2008 and 39% in 2009.  No customer accounted for sales of 10% or more in 2007, 2008 or 2009.

At December 31, 2009, consolidated cash, cash equivalents, restricted cash and marketable securities includes $11.8 million invested in U.S. Treasury and government agency securities purchased under short-term agreements to resell (2008 - $11.9 million), all of which is held in trust by a single U.S. bank.

Other

Rent expense, principally for CompX operating facilities and equipment was $429,000 in 2007, $648,000 in 2008 and $658,000 in 2009.  At December 31, 2009, future minimum rentals under noncancellable operating leases are approximately:

Years ending December 31,	Amount
(In thousands)

2010	$ 579
2011	512
2012	208

Total	$ 1,299

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

Note 20 - Financial instruments:

We adopted the fair value framework of ASC Topic 820 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement requires fair value measurements to be classified and disclosed in one of the following three categories, see Note 1.

The following table summarizes the valuation of our short-term investments and marketable securities by the ASC Topic 820 categories as of December 31, 2008 and 2009:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in millions)

December 31, 2008:
Marketable securities:
Current	$ 5.5	$ -	$ 5.5
Noncurrent	64.0	64.0	-

December 31, 2009:
Marketable securities:
Current	$ 5.2	$ -	$ 5.2
Noncurrent	85.1	85.1	-

See Note 4 for information on how we determine fair value of our marketable securities.

Certain of our sales generated by CompX’s non-U.S. operations are denominated in U.S. dollars.  CompX periodically uses currency forward contracts to manage a portion of currency exchange rate market risk associated with receivables, or similar exchange rate risk associated with future sales, denominated in a currency other than the holder's functional currency.  CompX has not entered into these contracts for trading or speculative purposes in the past, nor does it anticipate entering into such contracts for trading or speculative purposes in the future.  Most of the currency forward contracts meet the criteria for hedge accounting under GAAP and are designated as cash flow hedges.  For these currency forward contracts, gains and losses representing the effective portion of our hedges are deferred as a component of accumulated other comprehensive income, and are subsequently recognized in earnings at the time the hedged item affects earnings.  Occasionally CompX enters into currency forward contracts which do not meet the criteria for hedge accounting.  For these contracts, we mark-to-market the estimated fair value of the contracts at each balance sheet date based on quoted market prices for the forward contracts, with any resulting gain or loss recognized in income as part of net currency transactions.  The quoted market prices for the forward contracts are a Level 1 input as defined by ASC 820-10-35.  We had no currency forward contracts outstanding at December 31, 2009.  At December 31, 2008, we held a series of contracts to exchange an aggregate of U.S. $7.5 million for an equivalent value of Canadian dollars at exchange rates ranging from Cdn. $1.25 to $1.26 per U.S. dollar.  These contracts qualified for hedge accounting and matured through June 2009.  The exchange rate was $1.22 per U.S. dollar at December 31, 2008.  The estimated fair value of the contracts was not material at December 31, 2008.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as December 31, 2008 and 2009:

	December 31, 2008		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents, current restricted cash equivalents and current marketable securities	$ 29.4	$ 29.4	$ 36.9	$ 36.9

Promissory note receivable	15.0	15.0	15.0	15.0

Note payable to affiliate	43.0	43.0	42.2	42.2

Noncontrolling interest in CompX common stock	11.9	8.5	11.1	12.2

NL stockholders’ equity	188.4	651.2	174.6	337.4

The fair value of our noncurrent marketable equity securities, restricted marketable debt securities, noncontrolling interest in CompX and NL stockholder’s equity are based upon quoted market prices at each balance sheet date, which represent Level 1 inputs.  The fair value of our promissory note receivable and our variable interest rate debt is deemed to approximate book value.  Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Note 21 – Recent accounting pronouncements:

Noncontrolling Interest – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership are accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control; under previous GAAP such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  The statement standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of operations.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption, we reclassified our consolidated balance sheet and statement of operations to conform to the new presentation requirements for noncontrolling interest for all periods presented.

Benefit Plan Asset Disclosures - During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Topic 715 Defined Benefit Plans.  This statement amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 became effective for us beginning with this annual report, and we have provided the expanded disclosures about our pension plan assets in Note 16.

Derivative Disclosures – In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which is now included with ASC Topic 815 Derivatives and Hedging.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position and performance and cash flows.  This statement became effective for us in the first quarter of 2009.  We periodically use currency forward contracts to manage a portion of our currency exchange rate market risk associated with trade receivables or future sales.  Because our prior disclosures regarding these forward contracts substantially met all of the applicable disclosure requirements of the new standard, its effectiveness did not have a significant effect on our Consolidated Financial Statements.

Other-Than-Temporary Impairments - In April 2009 the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320 Debt and Equity Securities.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt and equity securities classified as available-for-sale and held-to-maturity, and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  This FSP became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Fair Value Disclosures - Also in April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825 Financial Instruments.  This FSP requires us to disclose the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of the FSP we were only required to disclose this information annually.  This FSP became effective for us in the second quarter of 2009.  See Note 20.

Subsequent Events – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement clarifies existing guidance on subsequent events including:

•	the requirement that a public entity evaluate subsequent events through the issue date of the financial statements,
•	the determination of when the effects of subsequent events should be recognized in the financial statements and
•	the disclosures regarding all subsequent events.
SFAS No. 165 became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Uncertain Tax Positions - In the second quarter of 2006 the FASB issued FIN 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic 740 Income Taxes, which we adopted on January 1, 2007.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.

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

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007, 2008 and 2009:

	December 31,
	2007	2008	2009
	(In millions)
Unrecognized liabilities:
Balance at the beginning of the period	$23.1	$21.1	$18.8
Tax positions taken in prior periods:
Gross decreases	-	(.3)	-
Settlements with taxing authorities-cash paid	(.3)	-	-
Lapse of applicable statute of limitations	(1.7)	(2.0)	(1.8)

Balance at the end of the period	$21.1	$18.8	$17.0

If our uncertain tax positions were recognized, a benefit of $19.0 million, $16.8 million and $15.3 million would affect our effective income tax rate in 2007, 2008 and 2009, respectively.  We currently estimate that our unrecognized tax benefits will decrease by approximately $130,000 during the next twelve months due to the resolution of certain examination and filing procedures related to one or more of our subsidiaries and to the expiration of certain statutes of limitations.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 was $1.3 million, and at December 31, 2008 and December 31, 2009 we had $.5 million and an immaterial amount, respectively, accrued for interest and penalties for our uncertain tax positions.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various non-U.S. jurisdictions, principally in Canada and Taiwan.  Our domestic income tax returns prior to 2006 are generally considered closed to examination by applicable tax authorities.  Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2004 for Taiwan and 2005 for Canada.

Note 22 -                           Quarterly results of operations (unaudited):

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2008
Net sales	$40.5	$43.7	$43.9	$37.4
Gross margin	9.4	11.0	11.2	8.2

Net income (loss)	(.1)	4.3	(7.7)	36.3

Net income (loss) attributable to NL stockholders (a)	(.3)	4.0	(6.8)	36.3

Diluted earnings (loss) per common share	$(.01)	$.08	$(.14)	$.75

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2009
Net sales	$28.5	$29.2	$29.4	$29.0
Gross margin (c)	4.8	6.2	7.0	5.8

Net income (loss)	(11.9)	(2.4)	3.2	(1.0)

Net income (loss) attributable to NL stockholders (b)(c)	(11.8)	(2.1)	3.1	(.9)

Diluted earnings (loss) per common share	$(.24)	$(.04)	$.06	$(.02)

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

(a) We recognized the following amounts during 2008:
•	$10.1 million goodwill impairment charge in the third quarter, see Note 8;
•	$48.8 million pre-tax gain in the fourth quarter for a litigation settlement, see Note 19; and
•	$2.6 million ($1.7 million net of tax) included in our equity in net income of Kronos in the second quarter related to an adjustment of certain income tax attributes of Kronos in Germany.

(b) We recognized the following amounts during 2009:
•	$.7 million write-down of assets held for sale in the second quarter, see Note 14;
• $11.3 million pre-tax gain in the second quarter for a litigation settlement, see Note 19; and

    • $.3 million included in our equity in loss of Kronos in the fourth quarter ($.2 million, net of income taxes) in connection with the correction of Kronos’ employee benefit         expense previously recognized for 2007, 2008 and the first three quarters of 2009.

(c)
In the fourth quarter of 2009, we recognized an inventory adjustment to correct an error in the valuation of certain of CompX’s raw material inventories at one of its locations, which negatively impacted gross profit by approximately $300,000.  Net income attributable to NL stockholders in the fourth quarter of 2009 includes a $160,000 charge, net of income tax, less than $.01 per share, related to this item.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

 (In thousands)

	December 31,
	2008	2009

Current assets:
Cash and cash equivalents	$1,075	$2,842
Restricted cash equivalents	2,452	2,454
Restricted marketable debt securities	5,371	5,225
Accounts and notes receivable	7,343	597
Receivable from subsidiaries and affiliates	6,308	3,370
Prepaid expenses	35	116
Deferred income taxes	3,611	2,734

Total current assets	26,195	17,338

Other assets:
Marketable securities	46,317	61,409
Investment in subsidiaries	97,419	97,005
Investment in Kronos Worldwide, Inc.	133,745	112,766
Other	15,490	15,317
Property and equipment, net	647	581

Total other assets	293,618	287,078

Total assets	$319,813	$304,416

Current liabilities:
Accounts payable and accrued liabilities	$6,755	$7,689
Payable to subsidiaries and affiliates	22,185	18,682
Accrued environmental costs	7,253	6,128

Total current liabilities	36,193	32,499

Noncurrent liabilities:
Deferred income tax	39,240	45,897
Accrued environmental costs	13,542	11,765
Accrued pension cost	11,767	12,233
Accrued postretirement benefits cost	8,883	8,307
Other	21,824	19,111

Total noncurrent liabilities	95,256	97,313

Stockholders' equity	188,364	174,604

Total liabilities and stockholders' equity	$319,813	$304,416

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Operations

(In thousands)

	Years ended December 31,
	2007	2008	2009

Revenues and other income (expense):
Equity in losses of subsidiaries and affiliates	$(18,401)	$(3,706)	$(13,076)
Litigation settlement gains	-	52,266	11,476
Interest and dividends	1,482	6,266	1,847
Securities transactions, net	22,741	-	-
Insurance recoveries	5,659	9,610	4,631
Other income (expense), net	(215)	65	69

Total revenues and other income	11,266	64,501	4,947

Costs and expenses:
Corporate expense	28,842	23,516	23,046
Interest	1	-	-

Total costs and expenses	28,843	23,516	23,046

Income (loss) before income taxes	(17,577)	40,985	(18,099)

Income tax expense (benefit)	(15,846)	7,801	(6,344)

Net income (loss)	$(1,731)	$33,184	$(11,755)

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Condensed Statements of Cash Flows

 (In thousands)

	Years ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income (loss)	$(1,731)	$33,184	$(11,755)
Distributions from Kronos	17,516	17,532	-
Distributions from CompX	8,376	5,378	5,378
Deferred income taxes	(5,871)	(4,250)	(1,594)
Equity in net loss of subsidiaries and investments	18,401	3,706	13,076
Securities transactions	(22,741)	-	-
Litigation settlement gains	-	(52,266)	(11,476)
Other, net	(1,578)	(2,429)	1,277
Net change in assets and liabilities	(15,795)	(9,700)	692

Net cash used in operating activities	(3,423)	(8,845)	(4,402)

Cash flows from investing activities:
Capital expenditures	(175)	(45)	(1)
Loans to affiliates, net	-	(22,210)	22,210
Proceeds from real estate-related litigation settlement	-	39,550	11,800
Change in restricted cash equivalents and marketable debt securities, net	(7)	(2,379)	144
Purchase of CompX common stock	-	(1,081)	-
Proceeds from disposal of marketable securities	26,800	-	-
Other	-	(794)	(173)

Net cash provided by investing activities	26,618	13,041	33,980

Cash flows from financing activities:
Loans from affiliates, net	(5,380)	16,630	(3,590)
Dividends paid	(24,295)	(24,299)	(24,305)
Common stock issued	-	6	84

Net cash used in financing activities	(29,675)	(7,663)	(27,811)

Net change during the year from operating investing and financing activities	(6,480)	(3,467)	1,767
Balance at beginning of year	11,022	4,542	1,075

Balance at end of year	$4,542	$1,075	$2,842

The accompanying Notes are an integral part of the financial statements.

NL INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Notes to Condensed Financial Information

December 31, 2009

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

Note 2 – Investment in and advances to subsidiaries:

	__December 31,_
	2008	2009
	(In thousands)
Current:
Receivable from:
Valhi – federal income taxes	$150	$3,125
CompX – state income taxes	-	245
Valhi	3,000	-
EMS	3,158	-

Total	$6,308	$3,370

Payable to:
EWI - promissory note	$2,000	$2,000
EMS - promissory note	16,630	13,040
CompX – federal income taxes	1,472	1,726
Valhi – state income taxes	919	245
EWI – income taxes	16	7
EMS – income taxes	456	15
Tremont	436	471
Kronos	256	112
EMS	-	1,066

Total	$22,185	$18,682

	December 31,
	2008	2009
	(In thousands)
Investment in:
CompX	$86,372	$80,934
Other subsidiaries	11,047	16,071

Total	$97,419	$97,005

	Years ended December 31,
	2007	2008	2009
	(In thousands)
Equity in earnings (losses) of subsidiaries and affiliates:
Kronos	$(23,901)	$3,229	$(12,470)
CompX	6,356	(3,257)	(1,735)
Other subsidiaries	(856)	(3,678)	1,129

Total	$(18,401)	$(3,706)	$(13,076)

We have a demand revolving promissory note between us and EWI Re, Inc., that provides for borrowings of up to $3 million.  Our loans from EWI are unsecured and bear interest at a rate equal to the three month United States LIBOR rate plus 1.75% per year with all principal due on demand (and no later than December 31, 2011).

We also have a demand revolving promissory note with EMS, for borrowings up to $21 million.  Our loans from EMS are unsecured and  bear interest at a rate equal to the three month United States LIBOR rate plus one 1.75% per year with all principal due on demand (and no later than December 31, 2011).